Form 10-K
period 2018-12-31
CONSOLIDATED TOMOKA LAND CO
filed 2019-02-28
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)..    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the shares of common stock held by non-affiliates of the registrant at June 30, 2018, was approximately $330,670,133.

The number of shares of the registrant’s Common Stock outstanding on February 15, 2019 was 5,408,555.

Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2018, are incorporated by reference in Part III of this report.

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

ITEM 1.              BUSINESS

We are a diversified real estate operating company. We own and manage, sometimes utilizing third-party property management companies, forty-seven commercial real estate properties in fourteen states in the United States. As of December 31, 2018, we owned forty single-tenant and seven multi-tenant income-producing properties with over 2.3 million square feet of gross leasable space. We also own and manage a portfolio of undeveloped land totaling approximately 5,400 acres in the City of Daytona Beach, Florida (the “City”). We own the LPGA International Golf Club, which is managed by a third party and has been classified as held for sale as of December 31, 2018. We also lease some of our land for eighteen billboards, have agricultural operations that are managed by a third party, which consist of leasing land for hay production and timber harvesting, and own and manage Subsurface Interests (hereinafter defined).

The following is a summary of financial information regarding the Company’s business segments (amounts in thousands) for the years ended December 31:

	2018	2017	2016
Revenues of each segment are as follows:
Income Properties	$40,076	$31,407	$25,093
Interest Income from Commercial Loan Investments	616	2,053	2,588
Real Estate Operations	45,997	52,857	38,204
Total Revenues	$86,689	$86,317	$65,885
Operating income (loss) from Continuing Operations before income tax for each segment is as follows:
Income Properties	$31,906	$24,489	$19,888
Commercial Loan Investments	616	2,053	2,588
Real Estate Operations	34,483	35,281	23,156
General and Administrative Expenses	(9,785)	(10,253)	(10,298)
Impairment Charges	—	—	(2,181)
Depreciation and Amortization	(15,762)	(12,314)	(7,930)
Gain on Disposition of Assets	22,035	—	12,759
Total Operating Income	$63,493	$39,256	$37,982
Identifiable assets of each segment are as follows:
Income Properties	$492,094	$388,603	$302,757
Commercial Loan Investments	—	11,964	24,033
Real Estate Operations	35,288	43,296	58,868
Golf Operations	4,462	6,262	3,676
Corporate and Other (1)	24,486	16,005	19,289
Total Assets	$556,330	$466,130	$408,623

(1)	Corporate and Other assets includes all other corporate assets, including cash, restricted cash, and investment securities.

BUSINESS PLAN

Our business plan is primarily focused on investing in income-producing real estate and when possible, monetizing the value of our land holdings through land sales to redeploy the proceeds, on a tax-deferred basis, into investments in income-producing real estate. Our investments in income-producing real estate are primarily through the acquisition of single-tenant and multi-tenant income properties, the self-development of multi-tenant income properties, or investing in commercial loans or similar financings secured by commercial real estate. Our investment in single-tenant and multi-tenant income properties, when possible, utilizes proceeds from other real estate transactions which qualify for income tax deferral through the like-kind exchange provisions under Section 1031 of the Internal Revenue Code including land sales and the disposition of other income properties. We have held the significant majority of our portfolio of land holdings, which are used in our agricultural operations, for most of our over 100-year history, and, as a result, our book basis in the majority of these assets is very low. Because of the low basis in our land holdings, dispositions of our land typically would generate large taxable gains. Utilizing the like-kind exchange structure allows us to defer the related income taxes on these gains and reinvest nearly all of the net sales proceeds of the qualifying transaction into income-producing properties. Generally, in order to utilize the like-kind exchange structure, we are prohibited from engaging in activities that are typically indicative of the developer of the property, therefore we seek to complete land transactions with counterparties who will serve as the developer of the property. In limited circumstances, we have reacquired land that we have previously sold, either pursuant to the terms of the original sales agreement or through foreclosure. Land we have reacquired typically has a higher book basis. Our approach in investing in income-producing real estate is to use leverage, when appropriate or necessary, to fund our acquisitions and to help achieve our business plan objectives. Our use of leverage in acquiring income-producing real estate is intended to provide positive returns relative to our borrowing costs. We believe this enhances our Company’s income-generating real estate asset base while keeping us cash flow positive given that a significant portion of our market capitalization is represented by land assets which largely yield no income.

Our investment strategy seeks to acquire income properties which will continue to broaden the credit base of our lease tenants, diversify our income property portfolio geographically, with an emphasis on major markets and growth markets in the U.S., and diversify the type of income-producing property, which in the future may include office, hospitality, industrial, or retail. In January 2018, we completed the self-development of two single-tenant net lease restaurant properties in Daytona Beach, Florida. Our investments in commercial loans or similar structured finance investments have been, and will continue to be, secured by commercial real estate, residential real estate developments, land, or a borrower’s pledge of its ownership interest in the entity that owns the real estate. We believe investment in each of these income-producing asset classes provides attractive opportunities for stable current cash flows and increased returns in the long run and the potential for capital appreciation.

Proceeds from completed land sales provide us with investible capital. Our strategy is to utilize leverage, when appropriate and necessary, and proceeds from land sales, sales of income properties, the disposition or payoffs of our commercial loan investments, and certain transactions involving our Subsurface Interests, to acquire income properties. We may also acquire or originate commercial loan investments, invest in securities of real estate companies, or make other shorter-term investments. Our targeted investment classes may include the following:

•	Single-tenant retail and office, double or triple net leased, properties in major metropolitan areas and growth markets;
•	Multi-tenant office and retail properties in major metropolitan areas and growth markets, typically stabilized;
•	Purchase or origination of ground leases;
•	Self-developed properties on Company-owned land including select office, flex, industrial, and retail;
•	Joint venture development using Company-owned land;
•

Origination or purchase of commercial loan investments with loan terms of 1-10 years with strong risk-adjusted yields secured by property types to include hotel, office, retail, residential, land and industrial;

•	Select regional area investments using Company market knowledge and expertise to earn strong risk-adjusted yields; and
•	Real estate-related investment securities, including commercial mortgage-backed securities, preferred or common stock, and corporate bonds.

Our investments in income-producing properties have single or multiple tenants typically subject to long-term leases, primarily in the form of triple or double net leases and ground leases. Triple-net leases generally require the tenant to pay property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance, and capital expenditures. For multi-tenant properties, each tenant typically pays its proportionate share of the aforementioned operating expenses of the property, although for such properties we typically incur additional costs for property management services.

INCOME PROPERTIES

We have pursued a strategy of investing in income-producing properties, when possible, by utilizing the proceeds from real estate transactions, including land sales, transactions involving our Subsurface Interests, and the disposition of other income properties, qualifying for income tax deferral through like-kind exchange treatment for tax purposes.

Our strategy for investing in income-producing properties is focused on factors including, but not limited to, long-term real estate fundamentals and target markets, including major markets or those markets experiencing significant economic growth. We employ a methodology for evaluating targeted investments in income-producing properties which includes an evaluation of: (i) the attributes of the real estate (e.g. location, market demographics, comparable properties in the market, etc.); (ii) an evaluation of the existing tenant(s) (e.g. credit-worthiness, property level sales, tenant rent levels compared to the market, etc.); (iii) other market-specific conditions (e.g. tenant industry, job and population growth in the market, local economy, etc.); and (iv) considerations relating to the Company’s business and strategy (e.g. strategic fit of the asset type, property management needs, alignment with the Company’s 1031 like-kind exchange structure, etc.).

During the year ended December 31, 2018, the Company acquired eleven single-tenant income properties, for an aggregate purchase price of approximately $106.6 million as described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Property Acres	Purchase Price		Percentage Leased	Remaining Lease Term at Acquisition Date (in years)
Master Tenant for Commercial Building	Single-Tenant	Aspen, CO	02/21/18	19,596	0.18	$28,000,000	(1)	100%	20.0
Fidelity Investments (affiliate of)	Single-Tenant	Albuquerque, NM	10/04/18	210,067	26.25	44,000,000		100%	10.2
Chase Bank (Ground Lease)	Single-Tenant	Jacksonville, FL	10/10/18	3,614	0.73	5,432,500		100%	19.0
Cheddar's Scratch Kitchen (Ground Lease)	Single-Tenant	Jacksonville, FL	10/10/18	8,146	1.05	2,608,017		100%	9.0
Chuy's (Ground Lease)	Single-Tenant	Jacksonville, FL	10/10/18	7,950	1.24	6,086,957		100%	13.9
Firebirds Wood Fired Grill (Ground Lease)	Single-Tenant	Jacksonville, FL	10/10/18	6,948	1.03	4,441,080		100%	9.1
Moe's Southwest Grill (Ground Lease)	Single-Tenant	Jacksonville, FL	10/10/18	3,111	0.98	2,309,958		100%	19.2
PDQ (Ground Lease)	Single-Tenant	Jacksonville, FL	10/10/18	3,366	1.64	2,309,958		100%	8.8
Scrubbles Car Wash (Ground Lease)	Single-Tenant	Jacksonville, FL	10/10/18	4,512	1.62	2,491,429		100%	19.1
Wawa (Ground Lease)	Single-Tenant	Jacksonville, FL	10/10/18	6,267	2.16	6,666,667		100%	19.3
Macaroni Grill	Single-Tenant	Arlington, TX	12/20/18	8,123	1.70	2,290,000		100%	15.0
	Total / Weighted Average			281,700		$106,636,566			14.4

(1)In conjunction with the acquisition of the property in Aspen, Colorado, the master tenant contributed approximately $1.5 million of the purchase price, resulting in a net cash investment by the Company of approximately $26.5 million. The $1.5 million purchase price contribution is reflected as deferred revenue and will be accreted into income property rental revenue over the term of the lease.

The 112,000 square foot multi-tenant retail center known as The Grove at Winter Park located in Winter Park, Florida (“The Grove”) was approximately 70% leased as of December 31, 2018 with fifteen different tenants including 24 Hour Fitness. Additionally, during 2018, Wawa Florida, LLC (“Wawa”) completed construction of a building on the out-parcel site adjacent to The Grove which was acquired by the Company in 2015. On December 13, 2018, rent commenced on the Company’s 20-year lease with Wawa and the property was added to the Company’s single-tenant income property portfolio.

Four income properties were disposed of during the year ended December 31, 2018. On March 26, 2018, the Company sold its four self-developed, multi-tenant office properties located in Daytona Beach, Florida, for approximately $11.4 million (the “Self-Developed Properties Sale”). The sale included the 22,012 square-foot Concierge office building, the 30,720 square-foot Mason Commerce Center comprised of two office buildings, and the 15,360 square-foot Williamson Business Park office building. The gain on the sale totaled approximately $3.7 million, or approximately $0.49 per share, after tax. The Company utilized the proceeds to fund a portion of the previously acquired income property located near Portland, Oregon, leased to Wells Fargo, through a reverse 1031 like-kind exchange structure. As part of the transaction, the Company entered into a lease of its approximately 7,600 square-foot office space in Williamson Business Park for approximately 5 years at a market rental rate.

Our current portfolio of forty single-tenant income properties generates approximately $27.7 million of revenues from base lease payments on an annualized basis and had a weighted average remaining lease term of 9.6 years as of December 31, 2018. Our current portfolio of seven multi-tenant properties generates approximately $9.5 million of revenue from base lease payments on an annualized basis and had a weighted average remaining lease term of 4.4 years as of December 31, 2018.

We expect to continue to focus on acquiring income-producing properties during fiscal year 2019, and in the near term thereafter, maintaining our use of the aforementioned tax deferral structure whenever possible.

As part of our overall strategy for investing in income-producing properties, we self-developed five multi-tenant office properties, all of which are located in Daytona Beach, Florida. One of these properties was sold in 2016, while the other four were sold on March 26, 2018 in the Self-Developed Properties Sale.

We also self-developed two single-tenant net lease restaurant properties on a 6-acre beachfront parcel in Daytona Beach, Florida. The development was completed in January of 2018, at which point rent commenced under the leases; therefore, during the first quarter of 2018, these two properties were added to our income property portfolio. On a limited basis, we have acquired and may continue to selectively acquire other real estate, either vacant land or land with existing structures, that we would demolish and develop into additional income properties, possibly in the downtown and beachside areas of Daytona Beach, Florida. During 2018, we invested approximately $4.7 million to acquire approximately 6.0 acres in downtown Daytona Beach that is located in an opportunity zone. Specifically, our investments in the Daytona Beach area would target opportunistic acquisitions of select catalyst sites, which are typically distressed, with an objective of having short investment horizons. Should we pursue such acquisitions, we may seek to partner with developers to develop these sites rather than self-develop the properties. See Real Estate Operations for a discussion of such real estate acquired to date.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. During the fourth quarter of 2018, the Company commenced efforts to pursue the monetization of certain of its multi-tenant income properties with the Company intending to reinvest the potential proceeds from these dispositions into single-tenant net lease income properties during the year ending December 31, 2019 and possibly early 2020. Accordingly, four multi-tenant income properties were classified as held for sale as of December 31, 2018. Should we sell these multi-tenant properties or certain of our single-tenant income properties, it is likely that we would seek to do so utilizing the 1031 like-kind exchange structure to preserve the tax-deferred gain on the original transaction(s) that pertains to the replacement asset.

As of December 31, 2018, the Company owned forty single-tenant and seven multi-tenant income properties in fourteen states. Following is a summary of these properties:

Tenant	City	State	Area (Square Feet)	Year Built
Aspen Development	Aspen	CO	19,596	2015
At Home	Raleigh	NC	116,334	1995
Bank of America	Monterey	CA	32,692	1982
Barnes & Noble	Daytona Beach	FL	28,000	1995
Best Buy	McDonough	GA	30,038	2005
Big Lots	Phoenix	AZ	34,512	2000
Big Lots	Germantown	MD	25,589	2000
Carrabba's Italian Grill	Austin	TX	6,528	1994
Century Theatres	Reno	NV	52,474	2000
Chase Bank	Jacksonville	FL	3,614	2017
Cheddar's Scratch Kitchen	Jacksonville	FL	8,146	2017
Chuy's	Jacksonville	FL	7,950	2017
Cocina 214 Restaurant & Bar	Daytona Beach	FL	5,780	2018
Container Store	Glendale	AZ	23,329	2015
CVS	Dallas	TX	10,340	2016
Dick’s Sporting Goods	McDonough	GA	46,315	2006
Fidelity Investments (affiliate of)	Albuquerque	NM	210,067	2009
Firebirds Wood Fired Grill	Jacksonville	FL	6,948	2017
Harris Teeter	Charlotte	NC	45,089	1993
Hilton Grand Vacations	Orlando	FL	102,019	1988
Hilton Grand Vacations	Orlando	FL	31,895	2000
JoAnn Fabric	Saugus	MA	22,500	2008
LA Fitness Center	Brandon	FL	45,000	2006
LandShark Bar & Grill	Daytona Beach	FL	6,264	2018
Lowe’s Corporation	Katy	TX	131,644	1997
Macaroni Grill	Arlington	TX	8,123	1993
Moe's Southwest Grill	Jacksonville	FL	3,111	2017
Outback Steakhouse	Austin	TX	6,176	1994
Outback Steakhouse	Charlottesville	VA	7,216	1984
Outback Steakhouse	Huntersville	NC	6,297	1997
PDQ	Jacksonville	FL	3,366	2017
Rite Aid Corp.	Renton	WA	16,280	2006
Scrubbles Car Wash	Jacksonville	FL	4,512	2017
Staples	Sarasota	FL	18,120	2012
Walgreens	Clermont	FL	13,650	2003
Walgreens	Alpharetta	GA	15,120	2000
Wawa	Jacksonville	FL	6,267	2017
Wawa	Winter Park	FL	6,119	2018
Wells Fargo	Hillsboro	OR	211,863	1978/2009
Wells Fargo	Raleigh	NC	450,393	1996/1997
40 Single-Tenant Properties			1,829,276
7-Eleven	Dallas	TX	4,685	1973
3600 Peterson	Santa Clara	CA	75,841	1978/2015
World of Beer/Fuzzy's Taco Shop	Brandon	FL	6,715	2006
The Grove	Winter Park	FL	112,292	1985
Riverside Avenue	Jacksonville	FL	136,856	2003
Westcliff Shopping Center	Fort Worth	TX	136,185	1954
Whole Foods Market Centre	Sarasota	FL	59,341	2004
7 Multi-Tenant Properties			531,915
Total 47 Properties			2,361,191

The weighted average economical and physical occupancy rates of our income properties for each of the last three years on a portfolio basis are as follows:

Year	Single-Tenant Economic / Physical Occupancy	Multi-Tenant Economic / Physical Occupancy
2016	100% / 100%	85% / 85%
2017	100% / 100%	86% / 85%
2018	100% / 100%	90% / 90%

The information on lease expirations of our total income property portfolio for each of the ten years starting with 2019 is as follows:

Year	# of Tenant Leases Expiring	Total Square Feet of Leases Expiring	Annual Rents Expiring (1)	Percentage of Gross Annual Rents Expiring (1)
2019	8	128,779	$1,526,988	4.4%
2020	9	114,762	$2,524,232	7.2%
2021	19	127,630	$1,863,860	5.3%
2022	7	52,153	$912,777	2.6%
2023	12	104,797	$2,277,124	6.5%
2024	5	526,389	$3,650,463	10.4%
2025	5	269,939	$4,441,442	12.7%
2026	5	155,072	$2,857,609	8.2%
2027	6	171,324	$1,746,510	5.0%
2028	9	285,885	$4,706,646	13.4%

(1)Annual Rents consist of the base rent to be received pursuant to each lease agreement, i.e. not on a straight-line basis.

The majority of leases have additional option periods beyond the original term of the lease, which typically are exercisable at the tenant’s option.

While no single tenant represents more than 10% of our consolidated revenues as of December 31, 2018, we have tenants who represent a large amount of our net operating income and/or a large percentage of the square footage of our income property portfolio. These tenants include Wells Fargo, Hilton Grand Vacations, Aspen Core, LA Fitness, Lowe’s Corporation, and Fidelity.

REAL ESTATE OPERATIONS

As of December 31, 2018, the Company owned approximately 5,400 acres of undeveloped land in Daytona Beach, Florida, along six miles of the west and east sides of Interstate 95. Currently, a significant amount of this land is used for agricultural purposes. As of February 27, 2019, approximately 33% of this acreage, or nearly 1,800 acres, is under contract to be sold. Approximately 900 acres of our land holdings are located on the east side of Interstate 95 and are generally well-suited for commercial development. Approximately 4,500 acres of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well-suited for residential development. Included in the western land is approximately 1,100 acres, primarily an 850-acre parcel and three smaller parcels, which are located further west of Interstate 95 and a few miles north of Interstate 4 that is generally well suited for industrial purposes.

Real estate operations revenue consisted of the following for the years ended December 31, 2018, 2017, and 2016, respectively:

	2018	2017	2016
Revenue Description	($000's)	($000's)	($000's)
Land Sales Revenue	$41,452	$45,471	$11,871
Tomoka Town Center - Percentage of Completion Revenue	—	—	17,490
Revenue from Reimbursement of Infrastructure Costs	1,556	1,860	4,500
Impact Fee and Mitigation Credit Sales	1,338	2,126	2,220
Subsurface Revenue	1,625	3,048	1,802
Fill Dirt and Other Revenue	3	17	261
Agriculture	23	335	60
Total Real Estate Operations Revenue	$45,997	$52,857	$38,204

Tomoka Town Center. The Tomoka Town Center consists of approximately 235 acres of which approximately 180 acres are developable. During 2015 and 2016, land sales with a gross sales price totaling approximately $21.4 million within the Tomoka Town Center consisted of sales of approximately 99 acres to Tanger Outlets, Sam’s Club, and North American Development Group (“NADG”) (the “Tomoka Town Center Sales Agreements”). The Company performed certain infrastructure work, beginning in the fourth quarter of 2015 through completion in the fourth quarter of 2016, which required the sales price on the Tomoka Town Center Sales Agreements to be recognized on the percentage-of-completion basis. As the infrastructure work was completed in the fourth quarter of 2016, all revenue related to the Tomoka Town Center Sales Agreements had been recognized as of December 31, 2016. The timing of the remaining reimbursements for the cost of the infrastructure work which totals approximately $1.8 million is more fully described in Note 11, “Other Assets.”

During the second quarter of 2017, the Company completed the sale of approximately 19 acres to NADG (the “Third NADG Land Sale”). During the fourth quarter of 2017, the Company completed the sale of approximately 27 acres to NADG (the “Fourth NADG Land Sale”). During the fourth quarter of 2018, the Company completed the sale of approximately 23 acres to NADG (the “Final NADG Land Sale”). The remaining developable acreage of approximately 12.5 acres is not currently under contract.

2018 Land Sales. During the year ended December 31, 2018, the Company completed land transactions representing approximately 2,697 acres including: (i) the sale of a 70% interest in the Mitigation Bank (hereinafter defined) that holds approximately 2,492 acres for proceeds of $15.3 million and (ii) twelve land sales totaling approximately 205 acres for aggregate proceeds of approximately $43.7 million, as described below:

					Gross Sales		Gain
			Date of	No. of	Price (1)	Price	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Buc-ee's	East of I-95	03/16/18	34.9	$13,948	$400,000	$11,926
2	Residential	West of I-95	06/12/18	19.0	265	14,000	226
3	Commercial / Retail	East of I-95	06/25/18	5.7	625	110,000	224
4	Commercial / Retail	East of I-95	06/28/18	7.7	819	106,000	628
5	Commercial / Retail	East of I-95	07/16/18	3.5	285	81,000	262
6	Unicorp-Williamson Crossing	East of I-95	08/30/18	20.6	6,685	325,000	1,502
7	Commercial / Retail	East of I-95	10/03/18	12.7	2,100	165,000	1,904
8	Residential	East of I-95	11/27/18	18.0	4,250	236,000	3,995
9	Residential	East of I-95	12/17/18	29.9	3,200	107,000	2,826
10	Distribution	East of I-95	12/19/18	26.8	2,433	91,000	1,725
11	Final NADG Land Sale	East of I-95	12/21/18	22.5	8,174	363,000	6,522
12	Commercial	East of I-95	12/27/18	4.1	935	228,000	856
				205.4	$43,719	$213,000	$32,596

(1)The Gross Sales Price of land sales during 2018 of approximately $43.7 million above includes the infrastructure reimbursement payments received in the amount of approximately $1.5 million for the Final NADG Land Sale. The Gross Sales Price also includes approximately $831,000 related to the Buc-ee’s land sale held in an escrow reserve related to the portion of the acreage sold for which the Company remains obligated to perform wetlands mitigation. The Company expects to recognize the remaining gain of approximately $831,000 upon completion of the mitigation work. See Note 17, “Deferred Revenue.

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

The Mitigation Bank intends to engage in the creation and sale of both federal and state wetland mitigation credits. These credits will be created pursuant to the applicable permits that have been or will be issued to the Venture from the federal and state regulatory agencies that exercise jurisdiction over the awarding of such credits, but no assurances can be given as to the ultimate issuance, marketability or value of the credits. The Venture received the permit from the state regulatory agency on June 8, 2018 (the “State Permit”). The state regulatory agency may award up to 355 state credits under the State Permit. On August 6, 2018, the state regulatory agency awarded the initial 88.84 credits under the State Permit. Receipt of the remaining federal permit is anticipated to occur prior to the end of 2019.

The gain on the sale of the 70% interest in the Mitigation Bank totaled approximately $18.4 million and is comprised of the gain on the sale of 70% interest for proceeds of $15.3 million as well as the gain on the retained 30% interest pursuant to FASB ASC Topic 610-20, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets. The gain is included in the Gain on Disposition of Assets in the Company’s consolidated statements of operations. As of December 31, 2018, the approximately $6.8 million Investment in Joint Venture included on the Company’s consolidated balance sheets is comprised of the fair market value of the 30% retained interest in the Venture.

The operating agreement of the Venture (the “Operating Agreement”) executed in conjunction with the mitigation bank transaction stipulates that the Company shall arrange for sales of the Venture’s mitigation credits to unrelated third parties totaling no less than $6 million of revenue to the Mitigation Bank, net of commissions, by the end of 2020, utilizing a maximum of 60 mitigation credits (the “Minimum Sales Requirement”). The Operating Agreement stipulates that if the Minimum Sales Requirement is not achieved, then BlackRock has the right, but is not required, to cause the Company to purchase the number of mitigation credits necessary to reach the Minimum Sales Requirement (the “Minimum Sales Guarantee”). The Company estimates the fair value of the Minimum Sales Guarantee to be approximately $100,000 which was recorded as a reduction in the gain on the transaction and is included in Accrued and Other Liabilities in the Company’s consolidated balance sheet as of December 31, 2018.

Additionally, the Operating Agreement provides BlackRock the right to cause the Company to purchase a maximum of 8.536 mitigation credits per quarter (the “Commitment Amount”) from the Mitigation Bank at a price equal to 60% of the then fair market value for mitigation credits (the “Put Right”). The Put Right is applicable even if the Mitigation Bank has not yet been awarded a sufficient number of mitigation credits by the applicable federal and state regulatory agencies. Further, in any quarter that BlackRock does not exercise its Put Right, the unexercised Commitment Amount for the applicable quarter may be rolled over to future calendar quarters. However, the Operating Agreement also stipulates that any amount of third-party sales of mitigation credits will reduce the Put Rights outstanding on a one-for-one basis, if the sales price of the third-party sales equals or exceeds the prices stipulated by the Put Right. Further, any sales of mitigation credits to third parties at the requisite minimum prices in a quarter that exceeds the quarterly amount of the Put Right will reduce the Put Rights in future calendar quarters on a one-for-one basis. The maximum potential of future payments for the Company pursuant to the Put Right is approximately $27 million. The Company estimates the fair value of the Put Right to be approximately $200,000, which was recorded as a reduction in the gain on the transaction and is included in Accrued and Other Liabilities in the Company’s consolidated balance sheet as of December 31, 2018.

2017 Land Sales. During the year ended December 31, 2017, a total of approximately 1,701 acres were sold for approximately $47.0 million as described below:

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

2016 Land Sales. During the year ended December 31, 2016, a total of approximately 707.7 acres were sold for approximately $13.8 million as described below:

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

Land Pipeline. As of February 27, 2019, the Company’s pipeline of potential land sales transactions included the following twelve potential transactions with ten different buyers, representing nearly 1,800 acres or approximately 33% of our remaining land holdings:

		No. of Acres	Amount	Price	Estimated
	Transaction (Buyer)	(Rounded)	($000's)	per Acre	Timing
1	Commercial/Retail - O'Connor - East of I-95 (1) (2)	203	$45,252	$223,000	'19 - '20
2	Residential (SF) - ICI Homes - West of I-95	1,016	21,000	21,000	'20
3	Commercial/Medical Office - East of I-95	32	8,089	253,000	'19 - '20
4	Residential (MF) - East of I-95	38	6,100	161,000	Q4 '19
5	Commercial/Residential - Unicorp - East of I-95	31	4,600	148,000	'19 - '20
6	Residential (MF) - East of I-95	20	4,000	200,000	'19 - '20
7	Commercial/Retail - Unicorp - East of I-95	14	3,800	271,000	'19 - '20
8	Residential - East of I-95	13	2,600	200,000	'19 - '20
9	Residential (SF) - West of I-95	98	2,600	27,000	'19 - '20
10	Residential (MF) - East of I-95	19	2,000	105,000	'20
11	Residential (SF) - ICI Homes - West of I-95	146	1,650	11,000	'19
12	Borrow Pit - West of I-95	149	1,600	11,000	'19 - '20
	Total (Average)	1,779	$103,291	$58,000

(1)Land sales transaction which requires the Company to incur the cost to provide the requisite mitigation credits necessary for obtaining the applicable regulatory permits for the buyer, with such costs representing either our basis in the credits that we own, or potentially up to 5% - 10% of the contract amount noted.

(2)The Company expects that the buyer will complete the transaction in two separate closings.

As noted above, these agreements contemplate closing dates ranging from early 2019 through fiscal year 2020, and although some of the transactions will likely close in 2019, some of the buyers may not be contractually obligated to close until after 2019. Each of the transactions are in varying stages of due diligence by the various buyers including, in some instances, having made submissions to the planning and development departments of the City, and other permitting activities with other applicable governmental authorities including wetlands permits from the St. John’s River Water Management District and the U.S. Army Corps of Engineers, conducting traffic analyses and potential road impact requirements with the Florida Department of Transportation and negotiating other matters with Volusia County. In addition to other customary closing conditions, the majority of these transactions are conditioned upon the receipt of approvals or permits from those various governmental authorities, as well as other matters that are beyond our control. If such approvals are not obtained or costs to meet governmental requirements or obligations are too high, the prospective buyers may have the ability to terminate their respective agreements prior to closing. As a result, there can be no assurances regarding the likelihood or timing of any one of these potential land transactions being completed or the final terms thereof, including the sales price.

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

Land Impairments. As more fully described in Note 8, "Impairment of Long-Lived Assets," during the years ended December 31, 2018 and 2017, the Company did not recognize any impairments on its undeveloped land holdings. During the year ended December 31, 2016, impairment charges totaled approximately $1.0 million on the Company’s undeveloped land.

Beachfront Parcel. During the year ended December 31, 2015, the Company acquired, through a real estate venture with an unaffiliated third-party institutional investor, an interest in approximately six acres of vacant beachfront property located in Daytona Beach, Florida (the “Beachfront Parcel”). The Beachfront Parcel was acquired for approximately $11.3 million, of which the Company contributed approximately $5.7 million. As of December 31, 2015, the real estate venture was fully consolidated as the Company determined that it was the primary beneficiary of the variable interest entity (“VIE”).

On November 17, 2016, the Company acquired the unaffiliated third party’s 50% interest for approximately $4.8 million, a discount of approximately $879,000. The discount was recorded through equity on the consolidated balance sheet during the year ended December 31, 2016. The Company evaluated its interest in the Beachfront Parcel for impairment and determined that no impairment was necessary as of December 31, 2016. As the Company owned the entire real estate venture as of December 31, 2018 or 2017, there is no longer a consolidated VIE.

During the first quarter of 2018, the Company completed the construction of two single-tenant restaurants located on the Beachfront Parcel with a cost basis of approximately $11.7 million, which was included in Land and Development Costs on the Company’s consolidated balance sheet as of December 31, 2017. The total cost of construction was approximately $6.8 million. Upon completion of the construction and commencement of the tenant leases (described herein), the total basis of approximately $18.5 million was transferred to Income Properties, Land, Buildings, and Improvements from Land and Development Costs and Construction in Process on the Company’s consolidated balance sheets. The Company’s 15-year lease agreement with the operator of LandShark Bar & Grill, for an approximately 6,264 square foot restaurant property, includes annual rent based on a percentage of the tenant’s net operating income (“NOI”) until the Company has received its investment basis in the property; thereafter, the Company will receive a lower percentage of the tenant’s NOI during the remaining lease term. The Company’s 15-year lease agreement with the operator of Cocina 214 Restaurant & Bar, for the second restaurant property includes annual rent equal to the greater of $360,000 per year or a certain percentage of gross sales, and also provides for additional percentage rent upon the achievement of certain gross sales thresholds.

Daytona Beach Development. We may selectively acquire other real estate in Daytona Beach, Florida. We may target either vacant land or land with existing structures that we would demolish and develop into additional income properties. During 2018, the Company acquired a 5-acre parcel of land with existing structures in downtown Daytona Beach, for a purchase price of approximately $2.0 million. As of December 31, 2018, the Company has also acquired other contiguous parcels totaling approximately 1-acre for approximately $1.8 million. Combined, these parcels represent the substantial portion of an entire city block in downtown Daytona Beach adjacent to International Speedway Boulevard, a major thoroughfare in Daytona Beach. The combined 6 acres is located in an opportunity zone and a community redevelopment area. In addition, this property is proximate to the future headquarters of Brown & Brown Inc., the sixth largest insurance broker in the U.S. and a publicly listed company that will be occupied by at least 600 of their employees. We have engaged a national real estate brokerage firm to assist us in identifying a developer or investor to acquire a portion or all of the property or to contribute into a potential joint venture to redevelop the property. We are pursuing entitlements for the potential redevelopment of these parcels, along with certain other adjacent land parcels, some of which we have under contract for purchase.  Our intent for investments in the Daytona Beach area is to target opportunistic acquisitions of select catalyst sites, which are typically distressed, with the objective of short-to-medium investment horizons. We may enter into joint ventures or other partnerships to develop land we have acquired or may acquire in the future in lieu of self-developing.

Other Real Estate Assets. The Company owns impact fees with a cost basis of approximately $2,000 and mitigation credits with a cost basis of approximately $460,000, for a combined total of approximately $462,000 as of December 31, 2018. During the year ended December 31, 2018, the Company transferred mitigation credits with a basis of approximately $124,000 to the land acquired by Buc-ee’s. During the year ended December 31, 2018, the Company sold mitigation credits for approximately $1.0 million, for a gain of approximately $882,000, or $0.12 per share, after tax. During the year ended December 31, 2017, the Company sold mitigation credits for approximately $1.6 million, for a gain of approximately $1.3 million, or $0.15 per share, after tax. Additionally, the Company recorded the transfer of mitigation credits with a cost basis of approximately $298,000 as a charge to direct cost of revenues of real estate operations during the year ended December 31, 2017, as more fully described in Note 20, “Commitments and Contingencies.” During the years ended December 31, 2018 and 2017, the Company received cash payments of approximately $338,000 and $519,000, respectively, for impact fees with a cost basis that was generally of equal value. Additionally, during the year ended December 31, 2018, impact fees with a cost basis of approximately $72,000 were transferred to the beachfront restaurant leased to LandShark Bar & Grill.

Subsurface Interests. As of December 31, 2018, the Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 455,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage.

There were no subsurface sales during the year ended December 31, 2018. During the year ended December 31, 2017, the Company sold approximately 38,750 acres of subsurface interests in Osceola County, Florida for approximately $2.1 million (the "Osceola Subsurface Sale"). The gain from the Osceola Subsurface Sale totaled approximately $2.08 million, or $0.23 per share, after tax.

During 2011, an eight-year oil exploration lease was executed covering a portion of our Subsurface Interests. On September 20, 2017, the Company amended the oil exploration lease to, among other things, extend the expiration of the original term for five additional years to the new expiration date of September 22, 2024. The lease is effectively thirteen one-year terms as the lessee has the option to terminate the lease at the end of each lease year. The lessee has exercised renewal options through lease year eight ending September 22, 2019. The terms of the lease state that the Company will receive royalty payments if production occurs, and may receive additional annual rental payments if the lease is continued in years nine through thirteen. The lease calls for annual lease payments which are recognized as revenue ratably over the respective twelve-month lease periods. Pursuant to the amendment for the Year 8 renewal, the annual lease payment is to be paid in installments. In addition, non-refundable drilling penalty payments are made as required by the drilling requirements in the lease, which are recognized as revenue when earned, i.e. when the amount is agreed upon. The lessor, an affiliate of Kerogen Exploration LLC, has submitted a drilling permit application in Hendry County to allow for drilling to commence.

Lease payments on the respective acreages and drilling penalties received through lease year eight are as follows:

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

(1)

Generally, cash payment for the Lease Payment and Drilling Penalty is received on or before the first day of the lease year. The Drilling Penalty, which is due within thirty days from the end of the prior lease year, is recorded as revenue when earned, i.e. when the amount is agreed upon, while the Lease Payment is recognized on a straight-line basis over the respective lease term. Pursuant to the amendment for the Year 7 renewal, the Lease Payment and Drilling Penalty were both received on October 11, 2017. Pursuant to the amendment for the Year 8 renewal, the Lease Payment and Drilling Penalty are to be received in monthly installments. As of December 31, 2018, $855,000 of the total approximately $957,000 has been received pursuant to the payment schedule. See separate disclosure of revenue recognized per period below.

 Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the years December 31, 2018, 2017, and 2016, lease income of approximately $807,000,  $807,000, and $1.1 million was recognized, respectively. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2019 or, if extended, the terms or conditions of such extension.

During the years ended December 31, 2018, 2017, and 2016, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Production volume from these oil wells was 39,186 barrels in 2018, 60,287 barrels in 2017, and 50,441 barrels in 2016, resulting in revenues received from oil royalties of approximately $72,000, $86,000, and $50,000, respectively.

The Company is not prohibited from selling any or all of its Subsurface Interests. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee typically based on a percentage of the surface value. Should the Company complete a transaction to sell all or a portion of its Subsurface Interests or complete a release transaction, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments including income-producing properties. During the year ended December 31, 2018, the Company completed a transaction releasing our surface entry rights on approximately 600 acres in exchange for approximately $185,000 in cash and fee title to approximately 40 additional acres in Hendry County, valued at approximately $320,000. Including the non-cash value received, the gain from the transaction totaled approximately $435,000, or $0.06 per share, after tax. Additional cash payments for the release of surface entry rights during 2018 totaled approximately $73,000. Cash payments for the release of surface entry rights totaled approximately $493,000 during the year ended December 31, 2016, while there were no releases of surface entry rights during the year ended December 31, 2017.

In addition, the Company generated revenue of approximately $250,000 during the year ended December 31, 2016 from fill dirt excavation agreements, with no such revenue generated during the years ended December 31, 2018 and 2017.

GOLF OPERATIONS

The Company owns the LPGA International Golf Club (the “Club”), a semi-private golf club consisting of two 18-hole championship golf courses, one designed by Rees Jones and the other designed by Arthur Hills, with a three-hole practice facility also designed by Rees Jones, a clubhouse facility, food and beverage operations, and a fitness facility. The Club is managed by a third party and is located within the LPGA International mixed-use residential community on the west side of Interstate 95 in the City.

Prior to January 2017, the Company leased from the City a large portion of the land underlying the Club (the “Golf Course Lease”). In July 2012, the Company entered into an agreement with the City to, among other things, amend the lease payments under the Golf Course Lease (the “Lease Amendment”). Under the Lease Amendment, the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, remained at $250,000 for the remainder of the lease term and any extensions would have been subject to an annual rate increase of 1.75% beginning September 1, 2013. On January 24, 2017, the Company acquired the approximately 690 acres of land and improvements covered by the Golf Course Lease, for approximately $1.5 million (the “Golf Course Land Purchase”). In conjunction with the Golf Course Land Purchase, the Golf Course Lease was terminated. Therefore, during the first quarter of 2017, the Company eliminated the remaining accrued liability of approximately $2.2 million, resulting in the recognition of approximately $0.40 per share in non-cash earnings, or $0.24 per share after tax, which comprises the Golf Course Lease termination in the consolidated statements of operations. The $2.2 million consisted of approximately $1.7 million which reflects the acceleration of the remaining amount of accrued rent that was no longer owed to the City as a result of the Lease Amendment, which prior to the Golf Course Land Purchase was being recognized into income over the remaining lease term which was originally to expire in 2022. The remaining approximately $500,000 reflects the amount of rent accrued pursuant to the Golf Course Lease, as amended, which will no longer be owed to the City due to the lease termination on January 24, 2017.

As a part of the Golf Course Land Purchase, the Company donated to the City three land parcels totaling approximately 14.3 acres located on the west side of Interstate 95 that are adjacent to the City’s Municipal Stadium. The Company had a cost basis of effectively $0 in the donated land and paid approximately $100,000 to satisfy the community development district bonds associated with the acreage. Other terms of the Golf Course Land Purchase include the following:

•

The Company is obligated to pay the City additional consideration in the form of an annual surcharge of $1 per golf round played at the Club each year (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharges paid equal to $700,000. The maximum amount of $700,000 represents contingent consideration and was recorded as an increase in Golf Buildings, Improvements, and Equipment and Accrued and Other Liabilities in the accompanying consolidated balance sheets. The first annual payment was made in January 2018, leaving a remaining commitment of approximately $630,000 as of December 31, 2018;

•

Within one year following the date of the closing of the Golf Course Land Purchase, unless extended due to weather related delays outside the Company’s control, the Company was obligated to renovate the greens on the Jones Course which renovations were completed in the third quarter of 2017; and

•

If the Company sells the Club within six years of the closing of the Golf Course Land Purchase, the Company will be obligated to pay the City an amount equal to 10% of the difference between the sales price, less closing costs and any other costs required to be incurred in connection with the sale, and $4.0 million.

During the year ended December 31, 2018, the Company wrote down the value of the golf assets comprising the Club, which resulted in a corresponding impairment charge of approximately $1.1 million, or $0.15 per share, after tax. The write-down of the golf operation assets to approximately $3.1 million and the related $1.1 million impairment charge were the result of the Company’s assessment of certain triggering events, including activities related to a review of strategic alternatives for the golf operations, occurring during the third quarter of 2018, which required an assessment of the carrying value of the golf assets comprising the Club. In the fourth quarter of 2018, the Company commenced efforts to pursue the monetization of the golf operations and assets comprising the Club. Accordingly, as of December 31, 2018 and 2017, the golf assets comprising the Club have been classified as held for sale in the accompanying consolidated balance sheets and the results of golf operations have been classified as discontinued operations in the accompanying consolidated statements of income for the years ended December 31, 2018, 2017, and 2016. During the year ended December 31, 2018, the loss from golf operations, excluding capital expenditures, totaled approximately $906,000. Should the Company complete the sale of the golf operations, it could favorably impact cash flows.

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

The Company purchased the variable rate B-Note (the “B-Note”), secured by real estate located in Sarasota, Florida in May 2014. On June 13, 2018, the B-Note held by the Company matured and was repaid by the borrower. The proceeds of approximately $9.0 million were used to pay down the Company’s Credit Facility.

On August 10, 2018, the $3.0 million fixed rate first mortgage loan held by the Company and secured by real estate located in Daytona Beach Shores, Florida, matured and was repaid by the borrower.

As of December 31, 2018, the Company had no commercial loan investments.

COMPETITION

The real estate business generally is highly competitive. Our business plan is focused on investing in commercial real estate that produces income primarily through the leasing of assets to tenants. To identify investment opportunities in income-producing real estate assets and to achieve our investment objectives, we compete with numerous companies and organizations, both public as well as private, of varying sizes, ranging from organizations with local operations to organizations with national scale and reach, and in some cases, we compete with individual real estate investors. In all the markets in which we compete to acquire income properties, price is the principal method of competition, with transaction structure and certainty of execution also being significant considerations for potential sellers. As of December 31, 2018, our total income property portfolio, including our single-tenant and multi-tenant properties, consists of forty-seven income properties located in the following states: (i) Arizona, (ii) California, (iii) Colorado, (iv) Florida, (v) Georgia, (vi) Maryland, (vii) Massachusetts, (viii) Nevada, (ix) New Mexico, (x) North Carolina, (xi) Oregon, (xii) Texas, (xiii) Virginia and (xiv) Washington. Should we need to re-lease our single-tenant income properties or space(s) in our multi-

tenant properties, we would compete with many other property owners in the local market based on, among other elements, price, location of our property, potential tenant improvements, and lease term.

Our real estate operations are comprised primarily of (i) our land holdings, which are largely used for agricultural purposes today and are substantially located in Daytona Beach, Florida; and (ii) the Subsurface Interests. The parties typically interested in acquiring our land holdings are both residential and commercial developers as well as commercial businesses. These interested parties typically base their decision to acquire land on, among other things, price, location, land use or optionality of land use, ability to obtain zoning, entitlements, and permitting, and may also consider other development activities in the surrounding area.

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

Our golf operations consist of the Club. The operation of the Club also includes private event sales for golf events and events held at the clubhouse. The primary competition for our golf operations comes from other private and public golf operations in the local market. Competition for our golf operation is largely based on price, service level, and product quality. We attempt to differentiate our golf operations product on the basis of the condition and quality of the courses and practice facilities, our private event capacity and capabilities, service level, the quality and experience of the food and beverage amenities and other amenities.

EMPLOYEES

At December 31, 2018, the Company had fourteen full-time employees and considers its employee relations to be satisfactory.

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

A prolonged downturn in economic conditions, especially in Daytona Beach, Florida, could adversely impact our business, particularly with regard to our ability to monetize parcels of land in our land portfolio. The prior economic down cycle, precipitated by crises in the credit markets, included the collapse of the housing market and a recession in the local and national economy with significant levels of unemployment, shrinking gross domestic product, and drastically reduced consumer spending. During this period, potential investors in real estate, particularly residential real estate, often deferred or avoided real estate purchases due to, among other factors, a lack of liquidity, the substantial costs involved, and overall uncertainty with the economy. The real estate industry is particularly vulnerable to shifts in local, regional, and national economic conditions which are outside of our control, such as short and long-term interest rates, housing demand, population growth, and job growth and related unemployment levels. Our real estate operations segment is especially sensitive to economic conditions in Florida, particularly in Daytona Beach, where substantially all of our land portfolio is located. A prolonged period of economic weakness or another downturn in the U.S. economy could have a material adverse effect on our business, financial condition, results of operations, and/or cash flows.

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

The prior downturn in the U.S. economy and real estate markets caused the fair value of certain of our properties to decrease. In 2011 and again in 2018, we wrote down the carrying value of our golf operations assets and certain of our land assets with corresponding non-cash charges against our earnings to reflect the impaired value. In the last few years we have written down the carrying value of several small parcels of land reacquired through foreclosure in 2009 when portions of this reacquired land was under a contract to be sold for a price that was less than the carrying value of the land. If the real estate market were to experience another decline, we may be required to take other write-downs against our earnings for other than temporary impairments in the value of our real estate assets including our land, income properties, commercial loan investments and similar financings or other capitalized costs. Any such non-cash charges could have an adverse effect on our financial condition and results of operations.

Our quarterly results are subject to variability. We have historically derived a substantial portion of our income from transactions related to our land holdings. The timing of such land transactions is not predictable and is generally subject to the purchaser’s ability to, among other things, obtain on a timely basis acceptable financing and approvals from local municipalities and regulatory agencies for the intended use of the land or the issuance of permits related to wetlands mitigation. As these approvals are subject to third party responses, it is not uncommon for delays to occur, which affect the timing of transaction closings and may also impact the terms and conditions of the transaction. Delays related to regulatory approvals may be due to the applicable governmental entity not being open due to the government being shut down or staffed sufficiently due to the government’s budgetary issues. These timing issues have caused, and may continue to cause, our operating results, particularly relating to the impact of our land sales, to vary significantly from quarter to quarter and year to year.

A key element of our future success will depend upon, among other things, our ability to successfully execute our strategy to invest in income-producing assets which could adversely impact our financial condition, results of operations and cash flows.  There is no assurance that we will be able to continue to execute our strategy of investing in income-producing assets, including income properties and possibly commercial loans or similar financings secured by real estate. There is no assurance that the number of properties in our income property portfolio will expand at all or, if it expands, at any specified rate or to any specified size. The growth in our portfolio of income-producing assets provides earnings and cash flow through the added rents or interest payments. If we continue to invest in diverse geographic markets other than the markets in which we currently own properties, we will be subject to risks associated with investing in new markets as those markets may be relatively unfamiliar to us. In addition, investments in new markets may introduce increased costs to us relating to factors including the regulatory environment and the local and state tax structure. Additionally, there is no assurance we will make investments in commercial loans or similar financings secured by real estate. Consequently, if we are unable to successfully execute our strategy of investing in income-producing assets or some or all of our investments, including in new markets, introduce increased operating costs our financial condition, results of operations, and cash flows may be adversely affected.

We operate in a highly competitive market for the acquisition of income properties and more established entities or other investors may be able to compete more effectively for acquisition opportunities than we can. A number of entities and other investors compete with us to purchase income properties. We compete with REITs, public and private real estate focused companies, high wealth individual investors, and others. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several of our public company competitors have greater access to capital, typically by raising equity or debt financing, have significant amounts of capital available and investment objectives that overlap with ours, which often creates competition for acquisition opportunities. Some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different assessments of investment risk, which could allow them to consider a wider variety of income property acquisitions and establish more relationships than us. We cannot be assured that the competitive pressures we face will not have a material adverse effect on our business, financial condition, results of operations and therefore our cash flows. Also, because of this competition, we may not be able to take advantage of attractive acquisition opportunities from time to time, and we can offer no assurance that we will be able to identify and purchase assets that are consistent with our objectives.

If we are not successful in utilizing the like-kind exchange structure in deploying the proceeds from our land transactions or dispositions of income properties, or our like-kind exchange transactions are disqualified, our results of operations and cash flows could be adversely impacted. Our strategy of investing in income-producing properties includes the utilization, when possible, of proceeds obtained from the disposition of income properties or from land transactions which qualify for deferral of the applicable income tax through the like-kind exchange provisions of the Internal Revenue Code (“Section 1031”). Land sales transactions that we complete in which we seek to apply the provisions of Section 1031 may be disqualified for such treatment if we are deemed to have conducted activities on the land or in connection with the transaction that are inconsistent with the activities of a long-term investor such as the activities of a developer or a dealer. In addition, if we fail to complete a qualifying acquisition utilizing the aforementioned proceeds or complete the intended qualifying acquisition outside the specified period of time allowed for completing such transaction the application of the Section 1031 provisions would be disqualified.  If a transaction we deemed qualifying for like-kind exchange treatment is subsequently disqualified by the Internal Revenue Service, we may be subject to increased income taxes and penalties, which would adversely impact our results of operations and our cash flows.

If the provisions of Section 1031 of the Internal Revenue Code regarding the like-kind exchange structure were altered substantially or eliminated, our financial position, results of operations and cash flows could be adversely impacted. A fundamental element of our strategy is investing in income-producing properties utilizing, when possible, the proceeds obtained from the disposition of our land holdings, Subsurface Interests and in some instances our income properties, which qualify for deferral of the applicable income tax through the Section 1031 like-kind exchange provisions of the Internal Revenue Code. If the provisions of Section 1031 of the Internal Revenue Code, including the deferral of taxes on gains related to the sale of real property such as our land holdings, Subsurface Interests and income properties, were to be altered substantially or eliminated, we may be subject to increased income taxes, which may have a material adverse effect on our results of operations and our cash flows.

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

•	Changes in tenant preferences that reduce the attractiveness and marketability of our income properties to tenants or decreases in market rental rates;

•

Zoning or other local regulatory restrictions, or other factors pertaining to the local government institutions which inhibit interest in the markets in which our land holdings or income-producing assets are located;

•	Costs associated with the need to periodically repair, renovate or re-lease our income properties;
•

Increases in the cost of our operations, particularly maintenance, insurance, or real estate taxes which may occur even when circumstances such as market factors and competition cause a reduction in our revenues;

•	Changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies, and ordinances;
•	Commodities prices;
•	Illiquidity of real estate investments which may limit our ability to modify our income-producing asset portfolio promptly in response to changes in economic or other conditions;
•	Acts of God, including natural disasters, which may result in uninsured losses; and
•	Acts of war or terrorism, including consequences of terrorist attacks.

If any of these or similar events occurs, it may reduce our return from an affected real estate asset or investment which could adversely impact our financial condition, results of operations and cash flows.

The loss of revenues from our income property portfolio or certain tenants would adversely impact our results of operations and cash flows. While no single tenant represents more than 10% of our consolidated revenues as of December 31, 2018, we have tenants who represent a large amount of our net operating income and/or a large percentage of the square footage of our income property portfolio. These tenants include an affiliate of Fidelity Investments, Wells Fargo N.A., Hilton Grand Vacations, Aspen Core, LA Fitness, Lowe’s Corporation. The default, financial distress, or bankruptcy of one or all of these tenants could cause substantial vacancies in our income property portfolio and reduce our revenues from our income property operations significantly, thereby adversely impacting our results of operations and cash flows. Vacancies reduce our revenue until the affected properties can be re-leased and could decrease the value of each such vacant property. Upon the expiration of the leases that are currently in place, we may not be able to re-lease a vacant property at a comparable lease rate or without incurring additional expenditures in connection with such re-leasing. If, following the loss of an income property tenant, we are unable to re-lease the income property at comparable rental rates and in a timely manner, our financial condition, results of operations and cash flows could be adversely affected.

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

Our development activities, including the development of new income properties or the redevelopment or renovation of existing income properties, may cause us to experience unexpected costs and have other risks that may adversely affect our financial condition, results of operations and liquidity. We have recently and may in the future develop new income properties. In addition, we have in recent years and may in the future redevelop, significantly renovate or otherwise invest additional capital in certain of our existing income properties to improve the assets and enhance the opportunity for increased returns on our overall investment. These various development activities, particularly the development of new income properties, is subject to a number of risks, including risks associated with construction work and risks of cost overruns due to construction delays or other factors that may increase the expected costs of a project. Furthermore, the commencement of development projects is subject to other risks including the receipt of zoning or entitlements and other required governmental permits and authorizations. In addition, we may incur development costs in connection with projects that are ultimately not pursued to completion. Any of the development activities noted may be financed under our existing revolving credit facility (the “Credit Facility”) or through other forms of financing. If such financing is not available on acceptable terms, our development activities may not be pursued or may be curtailed. In addition, such development activities would likely reduce the available borrowing capacity on our Credit Facility which we use for the acquisition of income properties and other operating needs. The risks associated with development activities, including but not necessarily limited to those noted, could adversely impact our financial condition, results of operations, and liquidity.

In certain instances, we may conduct certain development activities on our land, including preparing a site for vertical development or completing the actual development of new income properties which may cause us to be unable to utilize the Section 1031 like-kind exchange structure for a near-term subsequent sale of the land which may adversely affect our financial condition, results of operations, and cash flows. In the future, we may perform the site work necessary for vertical development or the development of new income properties on land we own. After conducting development activities on our land, including, but not limited to, either of the noted development activities, a sale of the improved land may not qualify for treatment under the like-kind exchange structure. As a result, in conjunction with a land sale that does not utilize the like-kind exchange structure, we may be subject to increased income taxes, which may adversely impact our financial condition, results of operations, and our cash flows.

Most of our land holdings are located in Daytona Beach, Florida and the competition in the local and regional market, the possible impact of government regulation, permitting or development limitations, and the criteria used by parties interested in acquiring land could adversely impact the interest in our land and thereby our results of operations and cash flows. The parties typically interested in our land holdings base their decision to acquire land on, among other things, price, location, ability to rezone and entitle the land, land use or optionality of land use, and ability to obtain permitting. In some instances, the aforementioned acquisition criteria or other factors may cause an interested party to consider other land instead of ours. In addition, parties interested in acquiring our land holdings would likely consider the impact of governmental regulations or ordinances on their ability to entitle and develop the land for their intended use and may seek incentives or similar economic considerations from one or more governmental authorities that they may not be able to obtain. These conditions may make it difficult for us to complete land transactions on acceptable terms or at all, which could adversely impact our financial condition, results of operations, and cash flows.

The Company’s real estate investments, including our land holdings and income-producing assets, are generally illiquid. Real estate investments are relatively illiquid; therefore, it may be difficult for us to sell such assets if the need or desire arises, and otherwise the Company’s ability to make rapid adjustments in the size and content of our income property portfolio or other real estate assets in response to economic or other conditions is limited. Illiquid assets typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. In addition, validating third party pricing for illiquid assets may be more subjective than more liquid assets. As a result, if we are required to quickly liquidate all or a portion of certain of our real estate assets or income-producing assets, we may realize significantly less than the value at which we have previously recorded our assets. Further, certain expenditures necessary to operate our income property operations, real estate operations and golf operations generally do not decrease and may in fact increase in response to weakening economic conditions or other market disruptions, which expenditures may include maintenance costs, insurance costs and, in some instances, interest expense. This relationship of revenue and expenditures may result, under certain market conditions, in declining operating results and reduced cash flows and thereby could have an adverse effect on the Company’s financial condition.

Continued or increased operating losses from the golf operations may adversely impact the Company’s results of operations and cash flows. The Company has golf operations which consists entirely of the ownership and operation of LPGA International Golf Club, a semi-private golf club in Daytona Beach, Florida (the “Club”) The Club consists of the following: two 18-hole golf courses, a food and beverage operation, a private event operation, and club memberships. A third party manages these operations, on behalf of the Company, and employs the personnel. Since its inception, the golf operation has generated negative cash flows. In 2011, the Company recognized an impairment of approximately $4.0 million on the long-lived assets of the golf operations. In January 2017, the Company invested an additional $1.6 million of capital in the golf operations to buy-out of the long-term land lease with the City and approximately $350,000 to renovate the greens on one of the 18-hole golf courses. In 2018, the Company recognized an additional impairment of approximately $1.1 million on the long-lived assets of the golf operations. The results of the golf operations are subject to the typical execution risks inherent with many golf, retail and club operations including, but not limited to: maintenance, merchandising, pricing, customer service, competition, cost of food, beverage and retail products, consumer preferences and behavior, safety, compliance with various federal, state and local laws, ordinances and regulations, environmental contamination, weather conditions and, trends in the local market. Although the negative cash flows generated by the golf operations has experienced some improvement in recent years, any one of these execution risk factors could negatively impact the golf operations and thereby adversely impact the Company’s financial condition, results of operations and cash flows.

Competition, seasonality and market conditions relating to golf operations could adversely affect our operating results. Our golf operations face competition from similar golf clubs and operations in the surrounding areas, primarily Daytona Beach and other areas of Volusia County. Any new competition from golf clubs and operations that are developed close to the Club may adversely impact the results of our golf operations. Our golf operations are also subject to changes in market conditions, such as population trends, consumer demand and, changing demographics of people playing golf, any of which could adversely affect results of our golf operations. In addition, our golf operations may suffer if the economy weakens, if the popularity of golf continues to decrease, or if unusual weather conditions or other factors cause a reduction in rounds played. Our golf operations are also seasonal, primarily due to the impact of the winter tourist season, Florida’s summer heat and rain, and the hurricane season. Should any of these factors impact our golf operations unfavorably, our financial condition, results of operations and cash flows would be impacted adversely.

The revenues from our golf operations depend on a third-party operator that we do not control. We currently utilize a third-party to manage and operate the Club. As a result, we do not directly implement operating business decisions with respect to the operation and marketing of the Club and personnel decisions applicable to the Club. For the Club and thus our golf operations, these decisions may concern course maintenance, membership programs, marketing programs, and employee matters. The amount of revenue that we generate from the golf operations is dependent on the ability of the third-party manager to maintain and increase the gross receipts and manage and possibly decrease the expenses at the Club. If the revenues from our golf operations decline or the operating expenses increase at a rate that is inconsistent with revenues, our results of operations and our cash flows would be adversely affected, and our financial condition may be adversely impacted should we be required to recognize additional impairments on the long-lived assets of the golf operations, including our recently invested capital.

Our investment strategy may involve credit risk. As part of our business strategy, we have previously invested in commercial loans secured by commercial real estate and may in the future invest in other commercial loans or similar financings secured by real estate. Investments in commercial loans or similar financings of real estate involve credit risk with regard to the borrower, the borrower’s operations and the real estate that secures the financing. The credit risks include, but are not limited to, the ability of the borrower to execute their business plan and strategy, the ability of the borrower to sustain and/or improve the operating results generated by the collateral property, the ability of the borrower to continue as a going concern, and the risk associated with the market or industry in which the collateral property is utilized. Our evaluation of the investment opportunity in a mortgage loan or similar financing includes these elements of credit risk as well as other underwriting criteria and factors. Further, we may rely on third party resources to assist us in our investment evaluation process and otherwise in conducting customary due diligence. Our underwriting of the investment or our estimates of credit risk may not prove to be accurate, as actual results may vary from our estimates. In the event we underestimate the performance of the borrower and/or the underlying real estate which secures our commercial loan or financing, we may experience losses or unanticipated costs regarding our investment and our financial condition, results of operations, and cash flows may be adversely impacted.

Because of competition, we may not be able to acquire commercial loans or similar financings at all or at favorable yields. If in the future we seek to invest in commercial loans or similar financings secured by underlying real estate, we may not be able to acquire such loan investments at favorable spreads over our borrowing costs. We will compete with many other investment groups including REITs, public and private investment funds, life insurance companies, commercial and investment banks and, commercial finance companies, including some of the third parties with which we expect to have relationships. In most instances the competition has greater financial capacity, are larger organizations and has a greater operating presence in the market. As a result, we may not be able to acquire commercial loans or similar financings in the future at all or at favorable spreads over our borrowing costs, which could adversely impact our results of operations and cash flows and would likely result in the need for any growth in our portfolio of income-producing assets to be achieved through the acquisition of income properties.

Debt and preferred equity investments could cause us to incur expenses, which could adversely affect our results of operations. We may own in the future investments in first mortgages, mezzanine loans, junior participations and preferred equity interests. Such investments may or may not be recourse obligations of the borrower and are not insured or guaranteed by governmental agencies or otherwise. In the event of a default under these obligations, we may have to take possession of the collateral securing these interests including through foreclosure proceedings. Borrowers may contest enforcement of foreclosure or our other remedies and may seek bankruptcy protection to potentially block our actions to enforce their obligations to us. Relatively high loan-to-value ratios and declines in the value of the underlying collateral property may prevent us from realizing an amount equal to our investment upon foreclosure or realization even if we make substantial improvements or repairs to the underlying real estate to maximize such property’s investment potential. Although we have maintained and regularly evaluated financial reserves to properly accrue for potential future losses, our reserves would reflect management’s judgment of the probability and severity of losses and the value of the underlying collateral. We cannot be certain that our judgment will prove to be correct and that our reserves, if any, will be adequate over time to protect against future losses due to unanticipated adverse changes in the economy or events adversely affecting specific properties, assets, tenants, borrowers, industries in which our tenants and borrowers operate or markets in which our tenants and borrowers, or their properties are located. If we are unable to enforce our contractual rights, including but not limited to, taking possession of the collateral property in a foreclosure circumstance, or our reserves for credit losses prove inadequate, we could suffer losses which would have a material adverse effect on our financial condition, results of operations, and cash flows.

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

The commercial loans or similar financings we may acquire that are secured by commercial real estate typically depend on the ability of the property owner to generate income from operating the property. Failure to do so may result in delinquency and/or foreclosure. Commercial loans are secured by commercial property and are subject to risks of delinquency and foreclosure and therefore the risk of loss. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. In the event of any default under a commercial loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the commercial loan, which could have a material adverse effect on our financial condition, operating results and cash flows. In the event of the bankruptcy of a commercial loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed commercial loan. If the borrower is unable to repay a mortgage loan or similar financing our inability to foreclose on the asset in a timely manner, and/or our inability to obtain value from reselling or otherwise disposing of the asset for an amount equal to our investment basis, would adversely impact our financial condition, results of operations, and cash flows.

The activities or actions of a third-party servicer engaged to service our investment in a commercial loan or similar debt financing could adversely impact the value of our investment or our results of operations and cash flows. Any future investments in first mortgages, mezzanine loans or other debt financings secured by real estate may require a third-party servicer to service the loan on our behalf and/or on behalf of third parties who have invested in some portion of the debt financing. An intended or unintended breach by the servicer with regard to their servicing of the debt financing or in their contractual obligations and fiduciary duties to us or the other holders of the debt financing could adversely impact the value of our investment or our results of operations and cash flows.

We may suffer losses when a borrower defaults on a loan and the value of the underlying collateral is less than the amount due. If a borrower defaults on a non-recourse loan, we will only have recourse to the real estate-related assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we will suffer a loss. Conversely, commercial loans we invest in may be unsecured or are secured only by equity interests in the borrowing entities. These loans are subject to the risk that other lenders in the capital stack may be directly secured by the real estate assets of the borrower or may otherwise have a superior right to repayment. Upon a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying real estate. In such cases, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the borrower before a default and, as a result, the value of the collateral may be reduced by acts or omissions by owners or managers of the assets. In addition, the value of the underlying real estate may be adversely affected by some or all of the risks referenced above that pertain to the income-producing properties that we own.

Commercial loans we may invest in may be backed by individual or corporate guarantees from borrowers or their affiliates which guarantees are not secured. If the guarantees are not fully or partially secured, we typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. Should we not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will have recourse as an unsecured creditor only to the general assets of the borrower or guarantor, some or all of which may be pledged as collateral for other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants, or that sufficient assets will be available to pay amounts owed to us under our loans and guarantees. Because of these factors, we may suffer additional losses which could have a material adverse effect on our financial condition, operating results and cash flows.

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

If the value of collateral underlying a loan declines, or interest rates increase during the term of a loan, a borrower may not be able to obtain the necessary funds to repay our loan at maturity through refinancing because the underlying property revenue cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer additional loss which may adversely impact our financial condition, operating results and cash flows.

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

The Company may be unable to obtain debt or equity capital on favorable terms, if at all, or additional borrowings may impact our liquidity or ability to monetize any assets securing such borrowings. In order to further our business objectives, we may seek to obtain additional debt financing or raise equity capital and may be unable to do so on favorable terms, if at all. We may obtain unsecured debt financing in addition to our Credit Facility which could decrease our borrowing capacity on the Credit Facility. Other sources of available capital may be materially more expensive or available under terms that are materially more restrictive than the Company’s existing debt capital. Any of these occurrences could adversely affect the Company’s business, financial condition, results of operations, and cash flows.

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

The Company’s Credit Facility and secured financings include certain financial and/or other covenants that could restrict our operating activities, and the failure to comply with such covenants could result in a default that accelerates the required payment of such debt. As of December 31, 2018, the Company had approximately $120.7 million of outstanding indebtedness under the Credit Facility and $54.6 million of secured debt. The Credit Facility contains various restrictive covenants which include, among others, a maximum total indebtedness and limits on the repurchase of the Company’s stock and similar restrictions. In addition, the Credit Facility contains certain financial covenants pertaining to debt service coverage ratios, maximum levels of investment in certain types of assets, the number and make-up of the properties in the borrowing base, and similar covenants typical for this type of indebtedness. The Company’s secured indebtedness generally contains covenants regarding debt service coverage ratios. The Company’s ability to meet or maintain compliance with these and other debt covenants may be dependent on the performance by the Company’s tenants under their leases. The Company’s failure to comply with certain of our debt covenants could result in a default that may, if not cured, accelerate the payment under such debt and limit the Company’s available cash flow for acquisitions, dividends, or operating costs, which would likely have a material adverse impact on the Company’s financial condition, results of operations, and cash flows. In addition, these defaults could impair the Company’s access to the debt and equity markets.

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

The conditional conversion feature of our Notes, if triggered, may adversely affect our financial condition and operating results. In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert their Notes into our common stock at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we satisfy our conversion obligation by delivering solely shares of our common stock (other than cash in lieu of any fractional share), we would be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for our Notes, which may be settled in cash, may have a material effect on our reported financial results. Under Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of shareholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented because of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income (or greater net loss) in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, and/or the market price of our common stock.

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

Declines in the value of the assets in which we invest will adversely affect our financial condition and results of operations and make it costlier to finance these assets. Generally, we use our income property investments as collateral for our financings or as the borrowing base for our Credit Facility. Any decline in their value, a significant decrease in the rent received from the portfolio, or perceived market uncertainty about the value of our income properties, could make it difficult for us to obtain or renew financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place.

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

The Company has a single shareholder that beneficially owns approximately 28% of the Company’s outstanding common stock and exercises the related voting rights of those shares. The significance of its investment and a resumption of their disruptive actions could have a material adverse impact on the Company’s results of operations, cash flows, the trading price of our stock, and business operations, as well as potentially impact the investment decisions of other shareholder or interested parties. Wintergreen Advisers, LLC, an institutional investment advisory firm (“Wintergreen”), manages Wintergreen Fund (NYSE: WGRNX), a public mutual fund (the “Fund”) and other investment vehicles that, based on Wintergreen’s public statements, collectively beneficially own approximately 28% of the outstanding common stock of the Company. Based on publicly available information, in the past five years, the total value of assets under management in the Fund has decreased substantially and as a result the Fund’s ownership of our shares has become the largest holding of the Fund, more than 40% as of December 31, 2018. Based on the average daily trading volume of our shares, Wintergreen would be unable to dispose of the shares of our Company that it owns or controls within a reasonable time, even if its sales constituted the entire trading volume in our common stock each day. This limits Wintergreen’s liquidity in its shares of the Company. Compliance with certain new regulatory requirements that will require disclosure of ownership and valuation of illiquid stocks may lead the Fund to liquidate some of the shares it owns in the Company. Any significant liquidation of shares by Wintergreen, depending upon the number of shares sold and the manner in which those shares are liquidated, could have an adverse impact on our stock price. The circumstances outlined above, which could lead the Fund to choose to liquidate, or be required to liquidate, some or all of its investment in the Company’s shares, could potentially impact the investment decisions and related activity of existing shareholders or other interested parties, which could adversely impact the trading price of the Company’s stock. Further, beginning in the fourth quarter of 2015 and continuing through early 2018, the Company has received communications from Wintergreen, and Wintergreen has made public statements which led to the Company having to incur costs for financial advisory services, legal representation, accounting services, proxy advisory services and other third-party costs to address any proposals, claims, allegations or other matters contained in these communications and statements or because of other actions taken by Wintergreen. Included in Wintergreen’s activities have been a contested director election and related solicitation of proxies in conjunction with our 2017 and 2018 annual shareholder meetings in which Wintergreen sought to have four director candidates elected to our board of directors in 2017 which, given the size of our board, would have given Wintergreen control of the Company. The aforementioned costs include those incurred by the Company to engage in the proxy contests the last two year. Should Wintergreen resume its activist efforts we may incur additional costs similar to those incurred previously and such costs, while not reasonably estimable, may represent significant costs for the Company which would have an adverse impact on the Company’s financial condition, results of operations and cash flows.

Certain of the Company’s shareholders are registered investment companies under the Investment Company Act of 1940 (the “1940 Act”).  Registered investment companies that beneficially own more than 10% of the Company’s shares are deemed affiliates of the Company for various purposes under the 1940 Act and the Securities Act of 1933 (the “1933 Act”). Affiliate status under the 1933 Act limits a shareholder’s ability to sell its shares in market transactions, and also limits its ability to sell its shares in private transactions, as the shares acquired by the purchasers would be “restricted stock” under the 1933 Act, which would limit the purchasers’ ability to sell their shares. Affiliate status under the 1940 Act also may restrict a shareholder’s ability sell its shares to the Company. As a result, substantial sales of shares by an affiliated shareholder that wishes to liquidate its position may have to be made to third parties, which may adversely impact the price of our shares and, as a consequence, our ability to raise equity capital. Our largest group of shareholders, Wintergreen and the Fund beneficially owns more than 10% of the outstanding common stock of the Company, and consequently the Wintergreen entities may be deemed “affiliates” of the Company under the 1933 Act. If the Wintergreen entities are deemed to be affiliates of the Company, their ability to sell shares of the Company’s stock in market transactions and in private transactions will likely be negatively impacted, as shares acquired from affiliates are “restricted stock” under the 1933 Act, which limits the purchasers’ ability to sell the shares acquired from the Wintergreen entities. Certain of our shareholders, including the Fund, that are registered investment companies under the 1940 Act also may be considered affiliates of the Company for purposes of the 1940 Act, which, among other things, would restrict the Company’s ability to purchase shares from those shareholders. If a shareholder that is subject to the restrictions described above wishes to liquidate its position in the Company, it may be required to sell its shares on the market, within limits imposed by the 1933 Act, or in an offering registered under the 1933 Act, or in private transactions. Any substantial sales of the Company’s shares by Wintergreen or other significant shareholders could have an adverse impact on the trading price of the Company’s stock which may adversely impact our ability to raise capital through equity financing and, which may adversely impact our ability to execute our business plan.

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

Uninsured losses may adversely affect the Company’s ability to pay outstanding indebtedness. The Company’s income-producing properties are generally covered by comprehensive liability, fire, and extended insurance coverage, typically paid by the tenant under the triple-net and double-net lease structure. The Company’s golf operations and assets are similarly covered by the aforementioned insurance coverages. The Company believes that the insurance carried on our properties and golf assets is adequate and in accordance with industry standards. There are, however, types of losses (such as from hurricanes, earthquakes, floods or other types of natural disasters, or wars, terrorism, or other acts of violence)

which may be uninsurable or the cost of insuring against these losses may not be economically justifiable. If an uninsured loss occurs or a loss exceeds policy limits, the Company could lose both its invested capital and anticipated revenues from the property, thereby reducing the Company’s cash flow, impairing the value of the income property or properties or the golf assets and adversely impacting the Company’s financial condition and results of operations.

Acts of violence, terrorist attacks or war may affect the markets in which the Company operates and adversely affect the Company’s results of operations and cash flows. Terrorist attacks or other acts of violence may negatively affect the Company’s operations. There can be no assurance that there will not be terrorist attacks against businesses within the United States. These attacks may directly impact the Company’s physical assets or business operations or the financial condition of its tenants, lenders or other institutions with which the Company has a relationship. The United States may be engaged in armed conflict, which could have an impact on these parties. The consequences of armed conflict are unpredictable, and the Company may not be able to foresee events that could have an adverse effect on its business. More generally, the occurrence of any of these events or the threat of these events, could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economies. They also could result in or cause an economic recession in the United States or abroad. Any of these occurrences could have an adverse impact on the Company’s financial condition, results of operations or cash flows.

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

Land use and environmental regulations could restrict, make costlier, or otherwise adversely impact our business. We are subject to a wide variety of federal, state, and local laws and regulations relating to land use, development and permitting, and environmental compliance obligations. Any failure to comply with these laws or regulations could result in capital or operating expenditures or the imposition of significant financial penalties or restrictions on our operations that could adversely affect present and future operations or our ability to sell land, and thereby, our financial condition, results of operations, and cash flows. Municipalities may restrict or place moratoriums on the availability of utilities, such as water and sewer. Additionally, development moratoriums may be imposed due to, among other possibilities, inadequate traffic capacity provided by existing roadways. In some areas, municipalities may enact growth control initiatives, which will restrict the number of building permits available in a given year. If municipalities in which we own land take these or similar actions, acquirers of our land assets may experience delays, increasing costs, or limitations in the ability to operate in those municipalities, which may have an adverse impact on our financial condition, results of operations, and cash flows.

We may encounter environmental problems which require remediation or the incurrence of significant costs to resolve, which could adversely impact our financial condition, results of operations, and cash flows. Under various federal, state and local laws, ordinances and regulations, we may be required to investigate and clean up certain hazardous or toxic substances released on or in properties we own or operate or that we previously owned or operated, and we may be required to pay other costs relating to hazardous or toxic substances or incur costs or obligations associated with wetland areas on our land holdings. Any such liability may be imposed without regard to whether the Company’s management had knowledge, were notified or were otherwise aware of the origination of the environmental or wetland issues or were responsible for their occurrence. The presence of environmental issues or the failure to remediate properly any such losses at any of our properties or on our land holdings may adversely affect our ability to sell or lease those properties, or to borrow using those properties as collateral. The costs or liabilities could exceed the value of the affected real estate. The costs or liabilities associated with resolving environmental or wetland issues could be significant.

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

Under the Americans with Disabilities Act of 1990, all public accommodations and commercial facilities must meet certain federal requirements related to access and use by disabled persons, compliance with which may be costly. Compliance with the ADA requirements could involve modifications to our income properties or the Club or golf assets. Other federal, state and local laws may require modifications to or restrict further renovations of our income properties or golf operations. Although we believe that our income properties and the Club are sufficiently in compliance with current requirements, noncompliance with the ADA or related laws or regulations could result in the imposition of governmental fines or in the award to private litigants of damages against us. Costs such as these, as well as the general costs of compliance with these laws or regulations, may adversely affect our financial condition, results of operations, and cash flows.

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

The market value of the Company’s common stock is subject to various factors that may cause significant fluctuations or volatility. As with other publicly-traded securities, the market price of the Company’s common stock and convertible notes depends on various factors, which may change from time to time and/or may be unrelated to the Company’s financial condition, results of operations, or cash flows and such factors may cause significant fluctuations or volatility in the market price of the Company’s common stock. These factors include, but are likely not limited to, the following:

•	General economic and financial market conditions including a weak economic environment;
•	Level and trend of interest rates;
•	The Company’s ability to access the capital markets to raise additional debt or equity capital;
•	Changes in the Company’s cash flows or results of operations;
•	The Company’s financial condition and performance;
•	Market perception of the Company compared to other real estate companies;
•	Market perception of the real estate sector compared to other investment sectors; and
•	Volume of average daily trading and the amount of the Company’s common stock available to be traded.

The Company’s failure to maintain effective internal control over financial reporting could have a material adverse effect on its business, operating results, and price of our common stock. Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) as amended or modified from time to time, requires annual management assessments of the effectiveness of the Company’s internal control over financial reporting. If the Company fails to maintain the adequacy of its internal control over financial reporting, the Company may not be able to ensure that it can conclude on an ongoing basis that it has effective internal control over financial reporting and therefore would likely not be in compliance with SOX. An effective system of internal controls over financial reporting, particularly those related to revenue recognition, are necessary for the Company to prepare and produce reliable financial reports and to maintain its qualification as a public company and are important in reducing the risk of financial fraud. If the Company cannot provide reliable financial reports or prevent fraud, its business and operating results could be harmed, qualification as a public company listed on the NYSE Market stock exchange could be jeopardized, investors could lose confidence in the Company’s reported financial information, and the market price of the Company’s common stock could drop significantly.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS

NONE

ITEM 2.              PROPERTIES

As of December 31, 2018, the Company owns the following properties: (i) land holdings of approximately 5,400 acres in the Daytona Beach area of Volusia County, Florida; (ii) forty single-tenant retail buildings located in Arizona, California, Colorado, Florida, Georgia, Maryland, Massachusetts, Nevada, New Mexico, North Carolina, Oregon, Texas, Virginia, and Washington; (iii) seven multi-tenant properties located in California, Florida, and Texas; (iv) full or fractional subsurface oil, gas, and mineral interests underlying approximately 455,000 “surface acres” in 20 counties in Florida; and (v) the LPGA International Golf Club located in Daytona Beach, Florida.

ITEM 3.              LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of our business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

On November 21, 2011, the Company, Indigo Mallard Creek LLC and Indigo Development LLC, as owners of the property leased to Harris Teeter, Inc. (“Harris Teeter”) in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving this property. The proposed road modifications would impact access to the property. The Company does not believe the road modifications provided a basis for Harris Teeter to terminate the lease. Regardless, in January 2013, the North Carolina Department of Transportation (“NCDOT”) proposed to redesign the road modifications to keep the all access intersection open for ingress with no change to the planned limitation on egress to the right-in/right-out only. Additionally, NCDOT and the City of Charlotte proposed to build and maintain a new access road/point into the property. Construction has begun and is not expected to be completed until 2019. Harris Teeter has expressed satisfaction with the redesigned project and indicated that it will not attempt to terminate its lease if this project is built as currently redesigned. Because the redesigned project will not be completed until 2019, the condemnation case has been placed in administrative closure. As a result, the trial and mediation will not likely be scheduled until requested by the parties, most likely in 2020.

ITEM 4.              MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES

COMMON STOCK PRICES AND DIVIDENDS

The Company’s common stock trades on the NYSE American stock exchange under the symbol CTO. The Company has paid dividends on a continuous basis since 1976, the year in which its initial dividends were paid. The following table summarizes aggregate annual dividends, which were paid semi-annually prior to June 30, 2016 and quarterly thereafter, per share during the years ended December 31, 2018 and 2017:

2018	$0.27
2017	$0.18

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

	2018		2017
	High	Low	High	Low
	$	$	$	$
First Quarter	67.97	59.75	56.49	49.73
Second Quarter	65.87	57.81	57.90	50.51
Third Quarter	67.02	57.39	61.58	51.02
Fourth Quarter	62.90	49.23	64.31	55.65

The number of shareholders of record as of February 15, 2019 (without regard to shares held in nominee or street name) was 306.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2018 which were not previously reported.

The following share repurchases were made during the year ended December 31, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
1/1/2018 - 1/31/2018	—	$—	—	$5,387,591
2/1/2018 - 2/28/2018	—	—	—	5,387,591
3/1/2018 - 3/31/2018	—	—	—	5,387,591
4/1/2018 - 4/30/2018	—	—	—	5,387,591
5/1/2018 - 5/31/2018	—	—	—	5,387,591
6/1/2018 - 6/30/2018	36,804	59.57	36,804	3,195,147
7/1/2018 - 7/31/2018	17,795	60.02	17,795	9,237,883	(2)
8/1/2018 - 8/31/2018	1,100	61.90	1,100	9,169,793
9/1/2018 - 9/30/2018	10,504	61.73	10,504	8,521,417
10/1/2018 - 10/31/2018	33,833	60.86	33,833	6,462,412
11/1/2018 - 11/30/2018	28,298	58	28,298	4,807,695
12/1/2018 - 12/31/2018	40,268	53	40,268	2,661,180
Total	168,602	$58.35	168,602

(1)In the first quarter of 2017, the Company announced a $10 million stock repurchase program (the $10 Million Repurchase Program”) under which approximately $4.6 million of the Company’s stock had been repurchased as of December 31, 2017.

(2)In July of 2018, the Company announced an increase of approximately $7.1 million to the buyback program, refreshing the total buyback program to an aggregate of $10 million. The current buyback program does not have an expiration date.

(3)Subsequent to December 31, 2018, the Company completed the $10 million program through the repurchase of 46,136 shares of its common stock on the open market for a total cost of approximately $2.7 million, or an average price per share of $57.82. In January 2019, the Company’s Board of Directors approved an increase of $10.0 million to the stock repurchase program, refreshing the total program to an aggregate of $10 million.

STOCK PERFORMANCE GRAPH

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

Among Consolidated-Tomoka Land Co., the NYSE American Composite Index, and a Two Peer Groups

The following performance graph shows a comparison of cumulative total shareholder return from a $100 investment in stock of the Company over the five-year period ending December 31, 2018, with the cumulative shareholder return of the following: (i) the NYSE American Composite Index, a real estate industry index provided by Research Data Group; (ii) a peer group of companies that consists of Agree Realty, Cedar Realty Trust, Four Corners Property Trust Inc., Farmland Partners, Getty Realty Corp., HomeFed Corporation, Lexington Realty Trust, One Liberty Properties, Stratus Properties Inc., Tejon Ranch Company, The St. Joe Company, Urstadt Biddle Properties, Wheeler REIT, and Whitestone REIT (collectively the “2018 Peer Group”); and (iii) a peer group of companies that consists of Agree Realty, Cedar Realty Trust, Farmland Partners, First Potomac, Forestar Group Inc., Griffin Industrial Realty, HomeFed Corporation, J.W. Mays, One Liberty Properties, Preferred Apartment Communities, Stratus Properties Inc., Tejon Ranch Company, The St. Joe Company, Urstadt Biddle Properties, and Whitestone REIT (collectively the “2017 Peer Group”). The Company adjusted its peer group in 2018, and therefore the performance graph disclosures, because the Company believes the 2018 Peer Group better reflects a mix of public companies that is reasonably comparable to the businesses of the Company, including the investment in and operation of income-producing properties, real estate operations including land management, and Subsurface Interests.

	12/13	12/14	12/15	12/16	12/17	12/18
Consolidated-Tomoka Land Co.	100.00	154.00	145.69	148.01	176.51	146.57
NYSE American	100.00	101.45	72.08	86.50	85.89	75.60
2017 Peer Group	100.00	100.98	94.81	113.24	122.43	102.50
2018 Peer Group	100.00	107.44	96.48	125.55	130.92	121.19

ISSUER REPURCHASES OF EQUITY SECURITIES

In the first quarter of 2017, the Company announced a $10 million stock repurchase program (the “$10 Million Repurchase Program”) under which approximately $4.6 million of the Company’s common stock had been repurchased as of December 31, 2017. On July 18, 2018, the Company’s Board of Directors approved an increase of approximately $7.1 million to the stock repurchase program, refreshing the total program to an aggregate of $10 million. During the year ended December 31, 2018, the Company repurchased 168,602 shares of its common stock on the open market for a total cost of approximately $9.8 million, or an average price per share of $58.35. The shares of the Company’s common stock repurchased during the year ended December 31, 2018 were returned to the Company’s treasury. Subsequent to December 31, 2018 and prior to the date of this report, the Company completed the $10 million program through the repurchase of 46,136 shares of its common stock on the open market for a total cost of approximately $2.7 million, or an average price per share of $57.82. In January 2019, the Company’s Board of Directors approved an increase of $10.0 million to the stock repurchase program, refreshing the total program to an aggregate of $10 million.

ITEM 6.              SELECTED FINANCIAL DATA

The following table summarizes our selected historical financial information for each of the last five fiscal years. The selected financial information has been derived from our audited Consolidated Financial Statements. Additional data for fiscal years 2018, 2017, and 2016 is included elsewhere in this report.

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Fiscal Years Ended
	2018	2017	2016	2015	2014
	(In thousands except per share amounts)
Summary of Operations:
Total Revenues	$86,689	$86,317	$65,885	$37,755	$30,931
Total Direct Cost of Revenues	(19,684)	(24,494)	(20,253)	(8,175)	(7,006)
General and Administrative	(9,785)	(10,253)	(10,298)	(8,754)	(7,017)
Impairment Charges	—	—	(2,181)	(510)	(421)
Depreciation and Amortization	(15,762)	(12,314)	(7,929)	(4,950)	(3,249)
Gain on Disposition of Assets	22,035	—	12,759	5,517	1
Operating Income	63,493	39,256	37,983	20,883	13,239
Interest Expense, Net of Investment Income	(10,371)	(8,485)	(9,284)	(6,712)	(2,378)
Income Tax Benefit (Expense) from Continuing Operations	(14,163)	10,326	(12,093)	(5,507)	(4,080)
Income from Continuing Operations	38,959	41,097	16,606	8,664	6,781
Income (Loss) from Discontinued Operations (Net of Income Tax)	(1,791)	622	(407)	(376)	(397)
Net Income	37,168	41,719	16,199	8,288	6,384
Less: Net Loss Attributable to Noncontrolling Interest in Consolidated VIE	—	—	52	58	—
Net Income Attributable to Consolidated-Tomoka Land Co.	$37,168	$41,719	$16,251	$8,346	$6,384

Basic:
Net Income from Continuing Operations Attributable to Consolidated-Tomoka Land Co.	$7.09	$7.42	$2.93	$1.50	$1.18
Net Income from Discontinued Operations Attributable to Consolidated-Tomoka Land Co. (Net of Income Tax)	(0.33)	0.11	(0.07)	(0.06)	(0.07)
Basic Net Income per Share	$6.76	$7.53	$2.86	$1.44	$1.11

Diluted:
Net Income from Continuing Operations Attributable to Consolidated-Tomoka Land Co.	$7.04	$7.37	$2.92	$1.49	$1.17
Net Income from Discontinued Operations Attributable to Consolidated-Tomoka Land Co. (Net of Income Tax)	(0.32)	0.11	(0.07)	(0.06)	(0.07)
Basic Net Income per Share	$6.72	$7.48	$2.85	$1.43	$1.10

Dividends Paid Per Share	$0.27	$0.18	$0.12	$0.08	$0.07

Summary of Financial Position:
Property, Plant, and Equipment - Net	$368,751	$342,628	$267,611	$257,256	$180,789
Total Assets	$556,330	$466,130	$408,623	$404,354	$275,231
Shareholders’ Equity	$211,761	$184,178	$148,276	$134,781	$128,405
Long-Term Debt	$247,625	$195,816	$166,245	$166,797	$102,579

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

OVERVIEW

We are a diversified real estate operating company. We own and manage, sometimes utilizing third-party property management companies, forty-seven commercial real estate properties in fourteen states in the United States. As of December 31, 2018, we owned forty single-tenant and seven multi-tenant income-producing properties with over 2.3 million square feet of gross leasable space. We also own and manage a portfolio of undeveloped land totaling approximately 5,400 acres in the City of Daytona Beach, Florida (the “City”). We own the LPGA International Golf Club, which is managed by a third party and has been classified as held for sale as of December 31, 2018. We also lease some of our land for eighteen billboards, have agricultural operations that are managed by a third party, which consist of leasing land for hay production and timber harvesting, and own and manage Subsurface Interests (hereinafter defined).

Income Property Operations. We have pursued a strategy of investing in income-producing properties, when possible, by utilizing the proceeds from real estate transactions, including land sales, transactions involving our subsurface interests, and the disposition of other income properties, qualifying for income tax deferral through like-kind exchange treatment for tax purposes.

Our strategy for investing in income-producing properties is focused on factors including, but not limited to, long-term real estate fundamentals and target markets, including major markets or those markets experiencing significant economic growth. We employ a methodology for evaluating targeted investments in income-producing properties which includes an evaluation of: (i) the attributes of the real estate (e.g. location, market demographics, comparable properties in the market, etc.); (ii) an evaluation of the existing tenant(s) (e.g. credit-worthiness, property level sales, tenant rent levels compared to the market, etc.); (iii) other market-specific conditions (e.g. tenant industry, job and population growth in the market, local economy, etc.); and (iv) considerations relating to the Company’s business and strategy (e.g. strategic fit of the asset type, property management needs, alignment with the Company’s 1031 like-kind exchange structure, etc.).

During the year ended December 31, 2018, the Company acquired eleven single-tenant income properties, for an aggregate purchase price of approximately $106.6 million as described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Property Acres	Purchase Price		Percentage Leased	Remaining Lease Term at Acquisition Date (in years)
Master Tenant for Commercial Building	Single-Tenant	Aspen, CO	02/21/18	19,596	0.18	$28,000,000	(1)	100%	20.0
Fidelity Investments (affiliate of)	Single-Tenant	Albuquerque, NM	10/04/18	210,067	26.25	44,000,000		100%	10.2
Chase Bank (Ground Lease)	Single-Tenant	Jacksonville, FL	10/10/18	3,614	0.73	5,432,500		100%	19.0
Cheddar's Scratch Kitchen (Ground Lease)	Single-Tenant	Jacksonville, FL	10/10/18	8,146	1.05	2,608,017		100%	9.0
Chuy's (Ground Lease)	Single-Tenant	Jacksonville, FL	10/10/18	7,950	1.24	6,086,957		100%	13.9
Firebirds Wood Fired Grill (Ground Lease)	Single-Tenant	Jacksonville, FL	10/10/18	6,948	1.03	4,441,080		100%	9.1
Moe's Southwest Grill (Ground Lease)	Single-Tenant	Jacksonville, FL	10/10/18	3,111	0.98	2,309,958		100%	19.2
PDQ (Ground Lease)	Single-Tenant	Jacksonville, FL	10/10/18	3,366	1.64	2,309,958		100%	8.8
Scrubbles Car Wash (Ground Lease)	Single-Tenant	Jacksonville, FL	10/10/18	4,512	1.62	2,491,429		100%	19.1
Wawa (Ground Lease)	Single-Tenant	Jacksonville, FL	10/10/18	6,267	2.16	6,666,667		100%	19.3
Macaroni Grill	Single-Tenant	Arlington, TX	12/20/18	8,123	1.70	2,290,000		100%	15.0
	Total / Weighted Average			281,700		$106,636,566			14.4

(1)In conjunction with the acquisition of the property in Aspen, Colorado, the master tenant contributed approximately $1.5 million of the purchase price, resulting in a net cash investment by the Company of approximately $26.5 million. The $1.5 million purchase price contribution is reflected as deferred revenue and will be accreted into income property rental revenue over the term of the lease.

The 112,000 square foot multi-tenant retail center known as The Grove at Winter Park located in Winter Park, Florida (“The Grove”) was approximately 70% leased as of December 31, 2018 with fifteen different tenants including 24 Hour Fitness. Additionally, during 2018, Wawa Florida, LLC (“Wawa”) completed construction of a building on the out-parcel site adjacent to The Grove which was acquired by the Company in 2015. On December 13, 2018, rent commenced on the Company’s 20-year lease with Wawa and the property was added to the Company’s single-tenant income property portfolio.

Four income properties were disposed of during the year ended December 31, 2018. On March 26, 2018, the Company sold its four self-developed, multi-tenant office properties located in Daytona Beach, Florida, for approximately $11.4 million (the “Self-Developed Properties Sale”). The sale included the 22,012 square-foot Concierge office building, the 30,720 square-foot Mason Commerce Center comprised of two office buildings, and the 15,360 square-foot Williamson Business Park office building. The gain on the sale totaled approximately $3.7 million, or approximately $0.49 per share, after tax. The Company utilized the proceeds to fund a portion of the previously acquired income property located near Portland, Oregon, leased to Wells Fargo, through a reverse 1031 like-kind exchange structure. As part of the transaction, the Company entered into a lease of its approximately 7,600 square-foot office space in Williamson Business Park for approximately 5 years at a market rental rate.

Our current portfolio of forty single-tenant income properties generates approximately $27.7 million of revenues from base lease payments on an annualized basis and had a weighted average remaining lease term of 9.6 years as of December 31, 2018. Our current portfolio of seven multi-tenant properties generates approximately $9.5 million of revenue from base lease payments on an annualized basis and had a weighted average remaining lease term of 4.4 years as of December 31, 2018.

We expect to continue to focus on acquiring income-producing properties during fiscal year 2019, and in the near term thereafter, maintaining our use of the aforementioned tax deferral structure whenever possible.

As part of our overall strategy for investing in income-producing properties, we self-developed five multi-tenant office properties, all of which are located in Daytona Beach, Florida. One of these properties was sold in 2016, while the other four were sold on March 26, 2018 in the Self-Developed Properties Sale.

We also self-developed two single-tenant net lease restaurant properties on a 6-acre beachfront parcel in Daytona Beach, Florida. The development was completed in January of 2018, at which point rent commenced under the leases; therefore, during the first quarter of 2018, these two properties were added to our income property portfolio. On a limited basis, we have acquired and may continue to selectively acquire other real estate, either vacant land or land with existing structures, that we would demolish and develop into additional income properties, possibly in the downtown and beachside areas of Daytona Beach, Florida. During 2018, we invested approximately $4.7 million to acquire approximately 6.0 acres in downtown Daytona Beach that is located in an opportunity zone. Specifically, our investments in the Daytona Beach area would target opportunistic acquisitions of select catalyst sites, which are typically distressed, with an objective of having short investment horizons. Should we pursue such acquisitions, we may seek to partner with developers to develop these sites rather than self-develop the properties. See Real Estate Operations for a discussion of such real estate acquired to date.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. During the fourth quarter of 2018, the Company commenced efforts to pursue the monetization of certain of its multi-tenant income properties with the Company intending to reinvest the potential proceeds from these dispositions into single-tenant net lease income properties during the year ending December 31, 2019 and possibly early 2020. Accordingly, four multi-tenant income properties were classified as held for sale as of December 31, 2018. Should we sell these multi-tenant properties or certain of our single-tenant income properties, it is likely that we would seek to do so utilizing the 1031 like-kind exchange structure to preserve the tax-deferred gain on the original transaction(s) that pertains to the replacement asset.

Real Estate Operations. As of December 31, 2018, the Company owned approximately 5,400 acres of undeveloped land in Daytona Beach, Florida, along six miles of the west and east sides of Interstate 95. Currently, a significant amount of this land is used for agricultural purposes. As of February 27, 2019, approximately 33% of this acreage, or nearly 1,800 acres, is under contract to be sold. Approximately 900 acres of our land holdings are located on the east side of Interstate 95 and are generally well-suited for commercial development. Approximately 4,500 acres of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well suited for residential development. Included in the western land is approximately 1,100 acres, primarily an 850-acre parcel and three smaller parcels, which are located further west of Interstate 95 and a few miles north of Interstate 4 that is generally well suited for industrial purposes.

Real estate operations revenue consisted of the following for the years ended December 31, 2018, 2017, and 2016, respectively:

	2018	2017	2016
Revenue Description	($000's)	($000's)	($000's)
Land Sales Revenue	$41,452	$45,471	$11,871
Tomoka Town Center - Percentage of Completion Revenue	—	—	17,490
Revenue from Reimbursement of Infrastructure Costs	1,556	1,860	4,500
Impact Fee and Mitigation Credit Sales	1,338	2,126	2,220
Subsurface Revenue	1,625	3,048	1,802
Fill Dirt and Other Revenue	3	17	261
Agriculture	23	335	60
Total Real Estate Operations Revenue	$45,997	$52,857	$38,204

For several years preceding the significant downturn in the U.S. economy in 2008, the Company’s land sales activity had been reasonably strong. During 2009, however, land sales decreased significantly, and in fiscal years 2010 and 2011, effectively no contracts for land sales were entered into and no land sales were closed. We believe the trend in Company revenues and income from real estate operations during this period were consistent with the overall trend of the national and local economies and the real estate markets in general. In the last several years, certain of the mass transit routes serving the Daytona Beach area, including both Interstate 95 and Interstate 4, have been widened or otherwise improved and in some instances are currently under construction to improve overpasses and expand the number of traffic lanes. We believe these improvements have or will benefit Company owned land and may have a positive impact on future activity of our land assets. Since 2012, the trend in entering into land sales contracts and closing land sales has improved markedly, as evidenced by the following summary (note the total proceeds listed below represents the gross sales price in the year the land sale closed and is not meant to represent the revenue recognized during the year due to the timing of percentage-of-completion revenue recognition and incentive revenue on certain land sales):

	No. of	Total Proceeds
Year	Acres	($ in millions)
2012	16.6	$0.6
2013	11.7	$3.0
2014	99.7	$8.8
2015	114.1	$22.5
2016	707.7	$13.8
2017	1,700.9	$47.0
2018	205.4	$43.7

Historical revenues and income from our sales of land are not indicative of future results because of the unique nature of land sales and other factors including, but not limited to, variations in the cost basis of the owned land. A significant portion of the Company’s revenue and income in any given year may be generated through relatively few land sales. The timing for these land sales, from the time of preliminary discussions through contract negotiations, due diligence and inspection periods, and the closing, can last from several months to several years. Although we believe there have been recent indications of improvement in the overall economy and credit markets, we expect the overall real estate market, particularly home building, to remain inconsistent in the near term, and as a result we believe our ability to enter into land sales will remain challenging.

2018 Land Sales. During the year ended December 31, 2018, the Company completed land transactions representing approximately 2,697 acres including: (i) the sale of a 70% interest in the Mitigation Bank (hereinafter defined) that holds approximately 2,492 acres for proceeds of $15.3 million and (ii) twelve land sales totaling approximately 205 acres for aggregate proceeds of approximately $43.7 million, as described below:

					Gross Sales		Gain
			Date of	No. of	Price (1)	Price	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Buc-ee's	East of I-95	03/16/18	34.9	$13,948	$400,000	$11,926
2	Residential	West of I-95	06/12/18	19.0	265	14,000	226
3	Commercial / Retail	East of I-95	06/25/18	5.7	625	110,000	224
4	Commercial / Retail	East of I-95	06/28/18	7.7	819	106,000	628
5	Commercial / Retail	East of I-95	07/16/18	3.5	285	81,000	262
6	Unicorp-Williamson Crossing	East of I-95	08/30/18	20.6	6,685	325,000	1,502
7	Commercial / Retail	East of I-95	10/03/18	12.7	2,100	165,000	1,904
8	Residential	East of I-95	11/27/18	18.0	4,250	236,000	3,995
9	Residential	East of I-95	12/17/18	29.9	3,200	107,000	2,826
10	Distribution	East of I-95	12/19/18	26.8	2,433	91,000	1,725
11	Final NADG Land Sale	East of I-95	12/21/18	22.5	8,174	363,000	6,522
12	Commercial	East of I-95	12/27/18	4.1	935	228,000	856
				205.4	$43,719	$213,000	$32,596

(1)The Gross Sales Price of land sales during 2018 of approximately $43.7 million above includes the infrastructure reimbursement payments received in the amount of approximately $1.5 million for the Final NADG Land Sale. The Gross Sales Price also includes approximately $831,000 related to the Buc-ee’s land sale held in an escrow reserve related to the portion of the acreage sold for which the Company remains obligated to perform wetlands mitigation. The Company expects to recognize the remaining gain of approximately $831,000 upon completion of the mitigation work. See Note 17, “Deferred Revenue.

Mitigation Bank. The mitigation bank transaction consists of the sale of a 70% interest in the entity that holds approximately 2,492 acres of land that has been permitted for the creation of a wetland mitigation bank (the “Venture” or the “Mitigation Bank”). The purchaser of the 70% interest in the Mitigation Bank is comprised of certain funds and accounts managed by an investment advisor subsidiary of BlackRock, Inc. (“BlackRock”). The Company retained an approximately 30% non-controlling interest in the Mitigation Bank. A third party was retained by the Venture as the day-to-day manager of the Mitigation Bank property, responsible for the maintenance, generation, tracking, and other aspects of wetland mitigation credits.

The Mitigation Bank intends to engage in the creation and sale of both federal and state wetland mitigation credits. These credits will be created pursuant to the applicable permits that have been or will be issued to the Venture from the federal and state regulatory agencies that exercise jurisdiction over the awarding of such credits, but no assurances can be given as to the ultimate issuance, marketability or value of the credits. The Venture received the permit from the state regulatory agency on June 8, 2018 (the “State Permit”). The state regulatory agency may award up to 355 state credits under the State Permit. On August 6, 2018, the state regulatory agency awarded the initial 88.84 credits under the State Permit. Receipt of the remaining federal permit is anticipated to occur prior to the end of 2019.

The gain on the sale of the 70% interest in the Mitigation Bank totaled approximately $18.4 million and is comprised of the gain on the sale of 70% interest for proceeds of $15.3 million as well as the gain on the retained 30% interest pursuant to FASB ASC Topic 610-20, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets. The gain is included in the Gain on Disposition of Assets in the Company’s consolidated statements of operations. As of December 31, 2018, the approximately $6.8 million Investment in Joint Venture included on the Company’s consolidated balance sheets is comprised of the fair market value of the 30% retained interest in the Venture.

The operating agreement of the Venture (the “Operating Agreement”) executed in conjunction with the mitigation bank transaction stipulates that the Company shall arrange for sales of the Venture’s mitigation credits to unrelated third parties totaling no less than $6 million of revenue to the Mitigation Bank, net of commissions, by the end of 2020, utilizing a maximum of 60 mitigation credits (the “Minimum Sales Requirement”). The Operating Agreement stipulates that if the Minimum Sales Requirement is not achieved, then BlackRock has the right, but is not required, to cause the Company to purchase the number of mitigation credits necessary to reach the Minimum Sales Requirement (the “Minimum Sales Guarantee”). The Company estimates the fair value of the Minimum Sales Guarantee to be approximately $100,000 which was recorded as a reduction in the gain on the transaction and is included in Accrued and Other Liabilities in the Company’s consolidated balance sheet as of December 31, 2018.

Additionally, the Operating Agreement provides BlackRock the right to cause the Company to purchase a maximum of 8.536 mitigation credits per quarter (the “Commitment Amount”) from the Mitigation Bank at a price equal to 60% of the then fair market value for mitigation credits (the “Put Right”). The Put Right is applicable even if the Mitigation Bank has not yet been awarded a sufficient number of mitigation credits by the applicable federal and state regulatory agencies. Further, in any quarter that BlackRock does not exercise its Put Right, the unexercised Commitment Amount for the applicable quarter may be rolled over to future calendar quarters. However, the Operating Agreement also stipulates that any amount of third-party sales of mitigation credits will reduce the Put Rights outstanding on a one-for-one basis, if the sales price of the third-party sales equals or exceeds the prices stipulated by the Put Right. Further, any sales of mitigation credits to third parties at the requisite minimum prices in a quarter that exceeds the quarterly amount of the Put Right will reduce the Put Rights in future calendar quarters on a one-for-one basis. The maximum potential of future payments by the Company pursuant to the Put Right is approximately $27 million. The Company estimates the fair value of the Put Right to be approximately $200,000, which was recorded as a reduction in the gain on the transaction and is included in Accrued and Other Liabilities in the Company’s consolidated balance sheet as of December 31, 2018.

Pipeline. For a description of our land which is currently under contract, see the land pipeline in Note 20, "Commitment and Contingencies."

Land Impairments. As more fully described in Note 10, "Impairment of Long-Lived Assets," during the years ended December 31, 2018 and 2017, the Company did not recognize any impairments on its undeveloped land holdings. During the year ended December 31, 2016, impairment charges totaled approximately $1.0 million on the Company’s undeveloped land.

Beachfront Parcel. During the year ended December 31, 2015, the Company acquired, through a real estate venture with an unaffiliated third-party institutional investor, an interest the Beachfront Parcel. The Beachfront Parcel was acquired by the venture for approximately $11.3 million, of which the Company contributed approximately $5.7 million. As of December 31, 2015, the real estate venture was fully consolidated as the Company determined that it was the primary beneficiary of the variable interest entity (“VIE”).

On November 17, 2016, the Company acquired the unaffiliated third party’s 50% interest for approximately $4.8 million, a discount of approximately $879,000. The discount was recorded through equity on the consolidated balance sheet during the year ended December 31, 2016. The Company evaluated its interest in the Beachfront Parcel for impairment and determined that no impairment was necessary as of December 31, 2016. As the Company owned the entire real estate venture as of December 31, 2018 or 2017, there is no longer a consolidated VIE.

During the first quarter of 2018, the Company completed the construction of two single-tenant restaurants located on the Beachfront Parcel with a cost basis of approximately $11.7 million, which was included in Land and Development Costs on the Company’s consolidated balance sheet as of December 31, 2017. The total cost of construction was approximately $6.8 million. Upon completion of the construction and commencement of the tenant leases (described herein), the total basis of approximately $18.5 million was transferred to Income Properties, Land, Buildings, and Improvements from Land and Development Costs and Construction in Process on the Company’s consolidated balance sheets. The Company’s 15-year lease agreement with the operator of LandShark Bar & Grill, for an approximately 6,264 square foot restaurant property, includes annual rent based on a percentage of the tenant’s net operating income (“NOI”) until the Company has received its investment basis in the property; thereafter, the Company will receive a lower percentage of the tenant’s NOI during the remaining lease term. The Company’s 15-year lease agreement with the operator of Cocina 214 Restaurant & Bar, for the second restaurant property includes annual rent equal to the greater of $360,000 per year or a certain percentage of gross sales, and also provides for additional percentage rent upon the achievement of certain gross sales thresholds.

Daytona Beach Development. We may selectively acquire other real estate in Daytona Beach, Florida. We may target either vacant land or land with existing structures that we would demolish and develop into additional income properties. During 2018, the Company acquired a 5-acre parcel of land with existing structures in downtown Daytona Beach, for a purchase price of approximately $2.0 million. As of December 31, 2018, the Company has also acquired other contiguous parcels totaling approximately 1-acre for approximately $1.8 million. Combined, these parcels represent the substantial portion of an entire city block in downtown Daytona Beach adjacent to International Speedway Boulevard, a major thoroughfare in Daytona Beach. The combined 6 acres is located in an opportunity zone and a community redevelopment area. In addition, this property is proximate to the future headquarters of Brown & Brown Inc., the sixth largest insurance broker in the U.S. and a publicly listed company that will be occupied by at least 600 of their employees. We have engaged a national real estate brokerage firm to assist us in identifying a developer or investor to acquire a portion or all of the property or to contribute into a potential joint venture to redevelop the property. We are pursuing entitlements for the potential redevelopment of these parcels, along with certain other adjacent land parcels, some of which we have under contract for purchase.  Our intent for investments in the Daytona Beach area is to target opportunistic acquisitions of select catalyst sites, which are typically distressed, with the objective of short-to-medium investment horizons. We may enter into joint ventures or other partnerships to develop land we have acquired or may acquire in the future in lieu of self-developing.

Other Real Estate Assets. The Company owns impact fees with a cost basis of approximately $2,000 and mitigation credits with a cost basis of approximately $460,000, for a combined total of approximately $462,000 as of December 31, 2018. During the year ended December 31, 2018, the Company transferred mitigation credits with a basis of approximately $124,000 to the land acquired by Buc-ee’s. During the year ended December 31, 2018, the Company sold mitigation credits for approximately $1.0 million, for a gain of approximately $882,000, or $0.12 per share, after tax. During the year ended December 31, 2017, the Company sold mitigation credits for approximately $1.6 million, for a gain of approximately $1.3 million, or $0.15 per share, after tax. Additionally, the Company recorded the transfer of mitigation credits with a cost basis of approximately $298,000 as a charge to direct cost of revenues of real estate operations during the year ended December 31, 2017, as more fully described in Note 20, “Commitments and Contingencies.” During the years ended December 31, 2018 and 2017, the Company received cash payments of approximately $338,000 and $519,000, respectively, for impact fees with a cost basis that was generally of equal value. Additionally, during the year ended December 31, 2018, impact fees with a cost basis of approximately $72,000 were transferred to the beachfront restaurant leased to LandShark Bar & Grill.

Subsurface Interests. As of December 31, 2018, the Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 455,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage.

There were no subsurface sales during the year ended December 31, 2018. During the year ended December 31, 2017, the Company sold approximately 38,750 acres of subsurface interests in Osceola County, Florida for approximately $2.1 million (the "Osceola Subsurface Sale"). The gain from the Osceola Subsurface Sale totaled approximately $2.08 million, or $0.23 per share, after tax.

During 2011, an eight-year oil exploration lease was executed covering a portion of our Subsurface Interests. On September 20, 2017, the Company amended the oil exploration lease to, among other things, extend the expiration of the original term for five additional years to the new expiration date of September 22, 2024. The lease is effectively thirteen one-year terms as the lessee has the option to terminate the lease at the end of each lease year. The lessee has exercised renewal options through lease year eight ending September 22, 2019. The terms of the lease state that the Company will receive royalty payments if production occurs, and may receive additional annual rental payments if the lease is continued in years nine through thirteen. The lease calls for annual lease payments which are recognized as revenue ratably over the respective twelve-month lease periods. Pursuant to the amendment for the Year 8 renewal, the annual lease payment is to be paid in installments. In addition, non-refundable drilling penalty payments are made as required by the drilling requirements in the lease, which are recognized as revenue when earned, i.e. when the amount is agreed upon. The lessor, an affiliate of Kerogen Exploration LLC, has submitted a drilling permit application in Hendry County to allow for drilling to commence.

Lease payments on the respective acreages and drilling penalties received through lease year eight are as follows:

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

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the years December 31, 2018, 2017, and 2016, lease income of approximately $807,000,  $807,000, and $1.1 million was recognized, respectively. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2019 or, if extended, the terms or conditions of such extension.

During the years ended December 31, 2018, 2017, and 2016, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Production volume from these oil wells was 39,186 barrels in 2018, 60,287 barrels in 2017, and 50,441 barrels in 2016, resulting in revenues received from oil royalties of approximately $72,000, $86,000, and $50,000, respectively.

The Company is not prohibited from selling any or all of its Subsurface Interests. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee typically based on a percentage of the surface value. Should the Company complete a transaction to sell all or a portion of its Subsurface Interests or complete a release transaction, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments including income-producing properties. During the year ended December 31, 2018, the Company completed a transaction releasing our surface entry rights on approximately 600 acres in exchange for approximately $185,000 in cash and fee title to approximately 40 additional acres in Hendry County, valued at approximately $320,000. Including the non-cash value received, the gain from the transaction totaled approximately $435,000, or $0.06 per share, after tax. Additional cash payments for the release of surface entry rights during 2018 totaled approximately $73,000. Cash payments for the release of surface entry rights totaled approximately $493,000 during the year ended December 31, 2016, while there were no releases of surface entry rights during the year ended December 31, 2017.

In addition, the Company generated revenue of approximately $250,000 during the year ended December 31, 2016 from fill dirt excavation agreements, with no such revenue generated during the years ended December 31, 2018 and 2017.

Golf Operations. The Company owns the LPGA International Golf Club (the “Club”), a semi-private golf club consisting of two 18-hole championship golf courses, one designed by Rees Jones and the other designed by Arthur Hills, with a three-hole practice facility also designed by Rees Jones, a clubhouse facility, food and beverage operations, and a fitness facility. The Club is managed by a third party and is located within the LPGA International mixed-use residential community on the west side of Interstate 95 in the City.

Prior to January 2017, the Company leased from the City a large portion of the land underlying the Club (the “Golf Course Lease”). In July 2012, the Company entered into an agreement with the City to, among other things, amend the lease payments under the Golf Course Lease (the “Lease Amendment”). Under the Lease Amendment, the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, remained at $250,000 for the remainder of the lease term and any extensions would have been subject to an annual rate increase of 1.75% beginning September 1, 2013. On January 24, 2017, the Company acquired the approximately 690 acres of land and improvements covered by the Golf Course Lease, for approximately $1.5 million (the “Golf Course Land Purchase”). In conjunction with the Golf Course Land Purchase, the Golf Course Lease was terminated. Therefore, during the first quarter of 2017, the Company eliminated the remaining accrued liability of approximately $2.2 million, resulting in the recognition of approximately $0.40 per share in non-cash earnings, or $0.24 per share after tax, which comprises the Golf Course Lease termination in the consolidated statements of operations. The $2.2 million consisted of approximately $1.7 million which reflects the acceleration of the remaining amount of accrued rent that was no longer owed to the City as a result of the Lease Amendment, which prior to the Golf Course Land Purchase was being recognized into income over the remaining lease term which was originally to expire in 2022. The remaining approximately $500,000 reflects the amount of rent accrued pursuant to the Golf Course Lease, as amended, which will no longer be owed to the City due to the lease termination on January 24, 2017.

As a part of the Golf Course Land Purchase, the Company donated to the City three land parcels totaling approximately 14.3 acres located on the west side of Interstate 95 that are adjacent to the City’s Municipal Stadium. The Company had a cost basis of effectively $0 in the donated land and paid approximately $100,000 to satisfy the community development district bonds associated with the acreage. Other terms of the Golf Course Land Purchase include the following:

•

The Company is obligated to pay the City additional consideration in the form of an annual surcharge of $1 per golf round played at the Club each year (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharges paid equal to $700,000. The maximum amount of $700,000 represents contingent consideration and was recorded as an increase in Golf Buildings, Improvements, and Equipment and Accrued and Other Liabilities in the accompanying consolidated balance sheets. The first annual payment was made in January 2018, leaving a remaining commitment of approximately $630,000 as of December 31, 2018;

•

Within one year following the date of the closing of the Golf Course Land Purchase, unless extended due to weather related delays outside the Company’s control, the Company was obligated to renovate the greens on the Jones Course which renovations were completed in the third quarter of 2017; and

•

If the Company sells the Club within six years of the closing of the Golf Course Land Purchase, the Company will be obligated to pay the City an amount equal to 10% of the difference between the sales price, less closing costs and any other costs required to be incurred in connection with the sale, and $4.0 million.

During the year ended December 31, 2018, the Company wrote down the value of the golf assets comprising the Club, which resulted in a corresponding impairment charge of approximately $1.1 million, or $0.15 per share, after tax. The write-down of the golf operation assets to approximately $3.1 million and the related $1.1 million impairment charge were the result of the Company’s assessment of certain triggering events, including activities related to a review of strategic alternatives for the golf operations, occurring during the third quarter of 2018, which required an assessment of the carrying value of the golf assets comprising the Club.  In the fourth quarter of 2018, the Company commenced efforts to pursue the monetization of the golf operations and assets comprising the Club. Accordingly, as of December 31, 2018 and 2017, the golf assets comprising the Club have been classified as held for sale in the accompanying consolidated balance sheets and the results of golf operations have been classified as discontinued operations in the accompanying consolidated statements of income for the years ended December 31, 2018, 2017, and 2016. During the year ended December 31, 2018, the loss from golf operations, excluding capital expenditures, totaled approximately $906,000. Should the Company complete the sale of the golf operations, it could favorably impact cash flows.

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

The Company purchased the variable rate B-Note (the “B-Note”), secured by real estate located in Sarasota, Florida in May 2014. On June 13, 2018, the B-Note held by the Company matured and was repaid by the borrower. The proceeds of approximately $9.0 million were used to pay down the Company’s Credit Facility.

On August 10, 2018, the $3.0 million fixed rate first mortgage loan held by the Company and secured by real estate located in Daytona Beach Shores, Florida, matured and was repaid by the borrower.

As of December 31, 2018, the Company had no commercial loan investments.

SUMMARY OF OPERATING RESULTS FOR YEAR ENDED DECEMBER 31, 2018 COMPARED TO DECEMBER 31, 2017

REVENUE

Total revenue for the year ended December 31, 2018 is presented in the following summary and indicates the changes as compared to the year ended December 31, 2017:

	Revenue for	Increase (Decrease)
	Year Ended	Vs. Same Period	Vs. Same Period
	12/31/2018	in 2017	in 2017
Operating Segment	($000's)	($000's)	(%)
Income Properties	$40,076	$8,669	28%
Interest Income from Commercial Loan Investments	616	(1,437)	-70%
Real Estate Operations	45,997	(6,860)	-13%
Total Revenue	$86,689	$372	0%

Total revenue for the year ended December 31, 2018 increased to approximately $86.7 million, compared to approximately $86.3 million during the same period in 2017. The year-over-year revenue was overall consistent which was primarily the result of the increases from our income property operations revenue offset by the decreases in our real estate operations revenue as outlined in the following tables:

	Revenue for	Increase (Decrease)
	Year Ended	Vs. Same Period
	12/31/2018	in 2017
Real Estate Operations Revenue	($000's)	($000's)
Land Sales Revenue	$41,452	$(4,019)
Revenue from Reimbursement of Infrastructure Costs	1,556	(304)
Impact Fee and Mitigation Credit Sales	1,338	(788)
Subsurface Revenue	1,625	(1,423)
Fill Dirt and Other Revenue	3	(14)
Agriculture	23	(312)
Total Real Estate Operations Revenue	$45,997	$(6,860)

	Revenue for	Increase (Decrease)
	Year Ended	Vs. Same Period
	12/31/2018	in 2017
Income Property Operations Revenue	($000's)	($000's)
Revenue from Recent Acquisitions	$9,802	$7,063
Revenue from Recent Dispositions	350	(920)
Revenue from The Grove at Winter Park and Beachfront Restaurants	2,409	1,958
Revenue from Remaining Portfolio	25,176	423
Accretion of Above Market/Below Market Intangibles	2,339	145
Total Income Property Operations Revenue	$40,076	$8,669

NET INCOME

Net income and basic net income per share for the years ended December 31, 2018 and 2017, and as compared to the same period in 2017, was as follows:

			Increase (Decrease)
	Year Ended	Year Ended	Vs. Same Period	Vs. Same Period
	12/31/2018	12/31/2017	in 2017	in 2017
Net Income	$37,167,790	$41,719,427	$(4,551,637)	-11%
Basic Earnings Per Share	$6.76	$7.53	$(0.77)	-10%

Our above results for the year ended December 31, 2018, as compared to the same period in 2017, reflected the following significant operating elements in addition to the impacts on revenues described above:

•

A decrease in direct cost of revenues of approximately $4.8 million primarily reflecting the impact of the larger level of land sales during the year ended December 31, 2017, for a decrease of approximately $6.1 million in the direct cost of revenues of real estate operations, partially offset by an increase of approximately $1.3 million in the operating costs of the income property operations segment reflecting the larger income property portfolio;

•

The impairment charge on the golf assets comprising the Club, which is included in income from discontinued operations, during the year ended December 31, 2018 of approximately $1.1 million, or $0.15 per share, after tax, based on the Company’s estimated fair market value of the property of approximately $3.1 million;

•

The approximately $22.0 million gain on disposition of assets recognized during the year ended December 31, 2018, consisting of (i) the approximately $18.4 million gain on the Mitigation Bank transaction, comprised of (a) the gain on the sale of the 70% interest for proceeds of $15.3 million and (b) the gain on the 30% retained interest, and (ii) the approximately $3.7 million gain on the Self-Developed Properties Sale, with no such gains on disposition of assets recognized during the same period in 2017;

•

Income of approximately $2.2 million, which is included in income from discontinued operations,  recognized during the year ended December 31, 2017 in connection with the Company’s purchase from the City of the fee interest in the 690 acres comprising the golf courses at the Club, which purchase resulted in the termination of the Golf Course Lease affiliated with the golf operations and triggered an elimination of the previously recognized straight-line rent under the Golf Course Lease;

•	Increased interest expense of approximately $1.9 million resulting from increased borrowings under our credit facility; and
•	An increase in depreciation and amortization of approximately $3.4 million resulting from the growth in our income property portfolio.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $40.1 million and $31.9 million, respectively, during the year ended December 31, 2018, compared to total revenue and operating income of approximately $31.4 million and $24.5 million, respectively, for the year ended December 31, 2017. The direct costs of revenues for our income property operations totaled approximately $8.2 million and $6.9 million for the years ended December 31, 2018 and 2017, respectively. The increase in revenues of approximately $8.7 million, or 28%, during the year ended December 31, 2018 reflects our expanded portfolio of income properties including increases of approximately $7.1 million due to recent acquisitions, and an increase of approximately $2.0 million in revenue generated by the lease-up of The Grove and the rent from our two self-developed single-tenant beachfront restaurant properties that opened in January 2018 (the “Beachfront Restaurants”), offset by the decrease of approximately $920,000 related to the recent Self-Developed Properties Sale. Revenue from our income properties during years ended December 31, 2018 and 2017 also includes approximately $2.4 million and $2.2 million, respectively, in revenue from the accretion of the below-market lease intangible, of which a significant portion is attributable to the property located in Raleigh, North Carolina, leased to Wells Fargo (“Wells Fargo Raleigh”). Our increased operating income from our income property operations reflects increased rent revenues offset by an increase of approximately $1.3 million in our direct costs of revenues which was primarily comprised of approximately $769,000 in increased operating expenses related to our recent acquisitions and increased costs associated with The Grove and the Beachfront Restaurants, offset by the reduction in operating expenses related to the recent Self-Developed Properties Sale.

REAL ESTATE OPERATIONS

During the year ended December 31, 2018, operating income from real estate operations was approximately $34.5 million on revenues totaling approximately $46.0 million. During the year ended December 31, 2017, operating income was approximately $35.0 million on revenues totaling approximately $52.9 million. The decrease in revenue of approximately $6.9 million and operating income of approximately $559,000 is primarily attributable to the decrease in the gross sales price from land sales transactions of approximately $3.3 million as well as decreases in subsurface revenue  and impact fee and mitigation credit sales revenue of approximately $1.4 million and $788,000, respectively. The decrease of approximately $6.1 million in direct costs of real estate operations is primarily the result of the 2017 land sales containing more land parcels with higher basis than the land sales transactions during the year ended December 31, 2018.

INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

Interest income from our commercial loan investments totaled approximately $616,000 and $2.1 million during the years ended December 31, 2018 and 2017, respectively. The decrease is primarily attributable to the sale of the Company’s two mezzanine loans in October 2017. With the payoff of the approximately $9.0 million B-Note at its maturity in June 2018 and the payoff of the $3.0 million fixed rate first mortgage loan at its maturity in August 2018, no interest income was earned during the fourth quarter of 2018 as the Company holds no commercial loan investments as of December 31, 2018.

GENERAL AND ADMINISTRATIVE AND OTHER CORPORATE EXPENSES

Total general and administrative expenses for the year ended December 31, 2018 is presented in the following summary and indicates the changes as compared to the year ended December 31, 2017:

	G&A Expense	Increase (Decrease)
	Year Ended	Vs. Same Period
	12/31/2018	in 2017
General and Administrative Expenses	($000's)	($000's)
Recurring General and Administrative Expenses	$6,898	$(395)
Non-Cash Stock Compensation	1,684	247
Shareholder and Proxy Matter Legal and Related Costs	1,203	(320)
Total General and Administrative Expenses	$9,785	$(468)

General and administrative expenses totaled approximately $9.8 million and $10.3 million for the years ended December 31, 2018 and 2017, respectively. The net decrease is primarily related to the decrease in shareholder related costs as well as recurring costs, offset by an increase in non-cash stock compensation costs.

GAINS ON DISPOSITION OF ASSETS AND IMPAIRMENT CHARGES

During the year ended December 31, 2018, the Company completed the sale of a 70% interest in the Mitigation Bank that holds approximately 2,492 acres of land for proceeds of $15.3 million. The gain on the sale totaled approximately $18.4 million and is comprised of the gain on the sale of the 70% interest for proceeds of $15.3 million as well as the gain on the 30% interest retained.

Four income properties were disposed of during the year ended December 31, 2018. On March 26, 2018, the Company sold its four self-developed, multi-tenant office properties located in Daytona Beach, Florida, for approximately $11.4 million (the “Self-Developed Properties Sale”). The sale included the 22,012 square-foot Concierge office building, the 30,720 square-foot Mason Commerce Center comprised of two office buildings, and the 15,360 square-foot Williamson Business Park office building. The gain on the sale totaled approximately $3.7 million, or approximately $0.49 per share, after tax. The Company utilized the proceeds to fund a portion of the previously acquired income property located near

Portland, Oregon, leased to Wells Fargo, through a reverse 1031 like-kind exchange structure. No income properties were disposed of during the year ended December 31, 2017.

There were no impairment charges included in continuing operations during the years ended December 31, 2018 or 2017.

DISCONTINUED GOLF OPERATIONS

During the year ended December 31, 2018, the Company wrote down the value of the golf assets comprising the Club, which resulted in a corresponding impairment charge of approximately $1.1 million, or $0.15 per share, after tax. The write-down of the golf operation assets to approximately $3.1 million and the related $1.1 million impairment charge were the result of the Company’s assessment of certain triggering events, including activities related to a review of strategic alternatives for the golf operations, occurring during the third quarter of 2018, which required an assessment of the carrying value of the golf assets comprising the Club. In the fourth quarter of 2018, the Company commenced efforts to pursue the monetization of the golf operations and assets comprising the Club. Accordingly, as of December 31, 2018 and 2017, the golf assets comprising the Club have been classified as held for sale in the accompanying consolidated balance sheets and the results of golf operations have been classified as discontinued operations in the accompanying consolidated statements of income for the years ended December 31, 2018, 2017, and 2016. During the year ended December 31, 2018, the loss from golf operations, excluding capital expenditures, totaled approximately $906,000. Should the Company complete the sale of the golf operations, it could favorably impact cash flows.

Revenues from golf operations totaled approximately $4.9 million and $5.1 million for the years ended December 31, 2018 and 2017, respectively. The total direct cost of golf operations revenues totaled approximately $5.8 million and $6.0 million for the years ended December 31, 2018 and 2017, respectively. The Company’s golf operations had a net operating loss of approximately $906,000 and approximately $864,000 during the years ended December 31, 2018 and 2017, respectively, a decrease in operating results of approximately $43,000.

INTEREST EXPENSE

Interest expense totaled approximately $10.4 million and $8.5 million for the years ended December 31, 2018 and 2017, respectively. The increase of approximately $1.9 million is primarily the result of increased borrowings under the Company’s Credit Facility for recent acquisitions.

SUMMARY OF OPERATING RESULTS FOR YEAR ENDED DECEMBER 31, 2017 COMPARED TO DECEMBER 31, 2016

REVENUE

Total revenue for the year ended December 31, 2017 is presented in the following summary and indicates the changes as compared to the year ended December 31, 2016:

	Revenue for	Increase (Decrease)
	Year Ended	Vs. Same Period	Vs. Same Period
	12/31/2017	in 2016	in 2016
Operating Segment	($000's)	($000's)	(%)
Income Properties	$31,407	$6,314	25%
Interest Income from Commercial Loan Investments	2,053	(535)	-21%
Real Estate Operations	52,857	14,653	38%
Total Revenue	$86,317	$20,432	31%

Total revenue for the year ended December 31, 2017 increased to approximately $86.3 million, compared to approximately $65.9 million during the same period in 2016, an increase of approximately $20.4 million, or 31%. This increase was primarily the result of the increases from our real estate operations and the income property operations as outlined in the following tables, offset by reduced revenues from our commercial loan investments resulting from the loan sales previously noted totaling approximately $535,000:

	Revenue for	Increase (Decrease)
	Year Ended	Vs. Same Period
	12/31/2017	in 2016
Real Estate Operations Revenue	($000's)	($000's)
Land Sales Revenue	$45,471	$33,600
Tomoka Town Center - Percentage of Completion Revenue	—	(17,490)
Revenue from Reimbursement of Infrastructure Costs	1,860	(2,640)
Impact Fee and Mitigation Credit Sales	2,126	(94)
Subsurface Revenue	3,048	1,246
Fill Dirt and Other Revenue	17	(244)
Agriculture	335	275
Total Real Estate Operations Revenue	$52,857	$14,653

	Revenue for	Increase (Decrease)
	Year Ended	Vs. Same Period
	12/31/2017	in 2016
Income Property Operations Revenue	($000's)	($000's)
Revenue from Q4 2016 and YTD 2017 Acquisitions	$6,417	$5,768
Revenue from The Grove at Winter Park	451	354
Revenue from Remaining Portfolio	22,345	238
Accretion of Above Market/Below Market Intangibles	2,194	(46)
Total Income Property Operations Revenue	$31,407	$6,314

NET INCOME

Net income and basic net income per share for the years ended December 31, 2017 and 2016, and as compared to the same period in 2016, was as follows:

			Increase (Decrease)
	Year Ended	Year Ended	Vs. Same Period	Vs. Same Period
	12/31/2017	12/31/2016	in 2016	in 2016
Net Income (1) (2)	$41,719,424	$16,251,248	$25,468,176	157%
Basic Earnings Per Share (1) (2)	$7.53	$2.86	$4.67	163%

(1)  The year ended December 31, 2017 includes net income of approximately $22.2 million and basic earnings per share of $4.02 in non-cash earnings for the adjustment of deferred tax liabilities and deferred tax assets to reflect the new federal income tax rate of 21% from 35%.

(2)   The year ended December 31, 2017 includes net income of approximately $2.2 million and basic earnings per share of $0.24 in non-cash earnings for the elimination of the accrued liability associated with the straight-line accounting for the land lease which was terminated as part of the acquisition of the golf course land at the Club.

Our above results for the year ended December 31, 2017, excluding the impact of the approximately $22.2 million non-cash adjustment for the new tax law and approximately $2.2 million of non-cash earnings related to the transaction to acquire the golf course land at the Club and resulting Golf Course Lease termination, which is included in income from discontinued operations, as compared to the same period in 2016, reflected the following significant operating elements in addition to the impacts on revenues described above:

•

An increase in direct cost of revenues of approximately $4.2 million primarily related to (i) the increase in the direct cost of revenues for the real estate operations of approximately $2.5 million related entirely to the cost basis of the increased land sales and associated transaction costs offset by reduced costs associated with lower impact fee and mitigation credit sales; and (ii) an increase of approximately $1.7 million in the operating costs of the income property operations reflecting the larger income property portfolio;

•	An increase in depreciation and amortization of approximately $4.4 million resulting from the growth in our income property portfolio; and

•

Income of approximately $12.8 million recognized in 2016 in connection with the Company’s disposition of a portfolio of 14 income properties and other dispositions of income properties offset by the recognition of approximately $2.2 million in impairment charges during the year ended December 31, 2016.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $31.4 million and $24.5 million, respectively, during the year ended December 31, 2017, compared to total revenue and operating income of approximately $25.1 million and $19.9 million, respectively, for the year ended December 31, 2016. The direct costs of revenues for our income property operations totaled approximately $6.9 million and $5.2 million for the years ended December 31, 2017 and 2016, respectively. The increase in revenues of approximately $6.3 million, or 25%, during the year ended December 31, 2017 reflects our expanded portfolio of income properties including increases of approximately $5.8 million due to our recent acquisitions in the last quarter of 2016 and the year ended December 31, 2017, and an increase of approximately $354,000 from The Grove. Revenue from our income properties during the year ended December 31, 2017 and 2016 also includes approximately $2.2 million in revenue from the accretion of the below-market lease intangible, which is primarily attributable to Wells Fargo Raleigh. Our increased operating income from our income property operations reflects the aforementioned increased rent revenues offset by an increase of approximately $1.7 million in our direct costs of revenues largely related to the recent acquisitions mentioned above.

REAL ESTATE OPERATIONS

During the year ended December 31, 2017, operating income from real estate operations was approximately $34.5 million on revenues totaling approximately $52.9 million. During the year ended December 31, 2016, operating income was approximately $23.2 million on revenues totaling approximately $38.2 million. The increase in revenue of approximately $14.7 million and operating income of approximately $12.1 million is primarily attributable to the revenue totaling approximately $47.0 million recognized for the land sales completed in 2017, including the sale of approximately 1,581 acres to Minto Communities for approximately $27.2 million, which closed in the first quarter of 2017, the land sales transactions completed with NADG for approximately $10.6 million, which closed in the second and fourth quarters of 2017, the land sale to VanTrust of approximately 28 acres for approximately $3.2 million, which also closed in the second quarter of 2017, as well as the $2.1 million sale of subsurface interests that closed during the third quarter of 2017. The increased revenues in 2017 reflects the impact of the 2017 land sales offset by the revenue recognized utilizing percentage of completion during the year ended December 31, 2016 on the sales within the Tomoka Town Center which closed during the fourth quarter of 2015 and the first quarter of 2016 of approximately $17.5 million. The increase in 2017 of approximately $2.5 million in direct costs of real estate operations is primarily the result of the increase of approximately $2.6 million in the cost basis and approximately $936,000 in closing and other costs recognized during 2017 related to the land sales closed during the year, offset by a decrease in basis related to impact fees of which approximately $1.7 million more were sold during the year ended December 31, 2016 than December 31, 2017.

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

DISCONTINUED GOLF OPERATIONS

In the fourth quarter of 2018, the Company commenced efforts to pursue the monetization of the golf operations and assets comprising the Club. Accordingly, as of December 31, 2018 and 2017, the golf assets comprising the Club have been classified as held for sale in the accompanying consolidated balance sheets and the results of golf operations have been classified as discontinued operations in the accompanying consolidated statements of income for the years ended December 31, 2018, 2017, and 2016.

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

INTEREST EXPENSE

Interest expense totaled approximately $8.5 million and $8.8 million for the years ended December 31, 2017 and 2016, respectively. The higher interest expense for 2016 reflects the $23.1 million loan that was outstanding for the majority of 2016 on the portfolio of 14 income properties that were sold during September of 2016. Additionally, during the year ended December 31, 2017, approximately $215,000 in interest was capitalized related primarily to the tenant improvements at The Grove and the construction of the Beachfront Restaurants, with no interest being capitalized during the year ended December 31, 2016. Also included in interest expense in the consolidated financial statements is the amortization of loan costs incurred in connection with the Company’s long-term debt and the amortization of the discount on the convertible debt.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled approximately $2.3 million at December 31, 2018, with restricted cash of approximately $19.7 million 2018 of which approximately $18.3 million of cash is being held in five separate escrow accounts to be reinvested through the like-kind exchange structure into other income properties; approximately $1.2 million is being held in three separate escrow accounts related to three separate land sales transactions of which one closed in each of December 2013, February 2017, and March 2018; and approximately $210,000 is being held in a capital replacement reserve account in connection with our financing of six income properties with Wells Fargo Bank, NA (“Wells Fargo”).

Our total cash balance at December 31, 2018, reflected cash flows provided by our operating activities totaling approximately $48.7 million during the year ended December 31, 2018, compared to the prior year’s cash flows provided by operating activities totaling approximately $57.5 million in the same period in 2017, a decrease of approximately $8.9 million. The decrease is primarily the result of the classification of the gains recognized on our Self-Developed Properties Sale and the Mitigation Bank transaction into cash flows from investing activities with no similar transactions occurring in 2017, offset by the decrease in proceeds received from our land sales period-over-period of approximately $3.3 million in gross sales price and the related impact on the land asset balance related to the land sales.

Our cash flows used in investing activities totaled approximately $77.9 million and $82.6 million for year ended December 31, 2018 and 2017, respectively, a decrease of approximately $4.7 million. The decrease primarily relates to cash outflows used for income property acquisitions that were approximately $11.8 million more during the year ended December 31, 2018 as well as a decrease of approximately $3.0 million from the payoffs of commercial loan investments year-over-year. Offsetting the impact of the increased use of funds for acquisitions in 2018 and the decrease in commercial loan investment payoff proceeds received compared to the same period in 2017 were proceeds the Company received in 2018 of approximately $11.1 million from the Self-Developed Properties Sale and $15.3 million from the sale of a 70% interest in the Mitigation Bank for which no such proceeds were received in 2017.

Our cash flows provided by financing activities totaled approximately $38.7 million and $20.5 million for the year ended December 31, 2018 and 2017, respectively, an increase of approximately $18.2 million. The increase in cash provided by financing activities is primarily related to increase in net borrowings on long-term debt which totaled approximately $50.3 million in 2018 and $28.4 million in 2017, for a net increase in cash provided related to our long-term debt of approximately $21.9 million. This was partially offset by increased stock buybacks of approximately $2.6 million during the year ended December 31, 2018, compared to the same period in 2017.

Long-term debt, at face value, totaled approximately $250.3 million at December 31, 2018, representing an increase of approximately $50.3 million from the balance of approximately $200.00 million at December 31, 2017. The increase in the long-term debt was due primarily to the net draws on our credit facility of approximately $50.7 million.

As of December 31, 2018, the Company’s outstanding indebtedness, at face value, was as follows:

	Face	Maturity	Interest
	Value Debt	Date	Rate
Credit Facility	$120,745,579	September 2021	30 ‑day LIBOR plus 1.50% -2.20%
Mortgage Note Payable (originated with Wells Fargo) (1)	30,000,000	October 2034	4.330%
Mortgage Note Payable (originated with Wells Fargo) (2)	24,557,468	April 2021	30 ‑day LIBOR plus 1.90%
4.50% Convertible Senior Notes due 2020, net of discount	75,000,000	March 2020	4.500%
Total Long-Term Face Value Debt	$250,303,047

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

At December 31, 2018, the current commitment level under the Credit Facility was $150.0 million. The available borrowing capacity under the Credit Facility was approximately $29.3 million, based on the level of borrowing base assets. As of December 31, 2018, the Credit Facility had a $120.7 million balance. On February 28, 2019, the Company paid down the outstanding balance on the Credit Facility in the amount of $23.0 million and as a result the outstanding balance on the Credit Facility totaled approximately $97.7 million and the available borrowing capacity, after removing the multi-tenant property sold in February 2019, was approximately $46.3 million, based on the level of borrowing base assets.

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

Convertible Debt. The Company’s $75.0 million aggregate principal amount of 4.50% Convertible Notes (the “Notes”) will mature on March 15, 2020, unless earlier purchased or converted. The initial conversion rate was 14.5136 shares of common stock for each $1,000 principal amount of Notes, which represented an initial conversion price of approximately $68.90 per share of common stock. Since July of 2016, when the Company’s Board of Directors implemented a quarterly dividend in place of the previous semi-annual dividend, the conversion rate has been adjusted with each successive quarterly dividend and is currently, after the fourth quarter 2018 dividend, equal to 14.5969 shares of common stock for each $1,000 principal amount of Notes, which represents an adjusted conversion price of approximately $68.51 per share of common stock.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Notes for conversion prior to December 15, 2019 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of Notes, or specified corporate events including a change in control of the Company. The Company may not redeem the Notes prior to the stated maturity date and no sinking fund is provided for the Notes. The Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized into interest expense through the maturity date of the Notes. As of December 31, 2018, the unamortized debt discount of our Notes was approximately $1.7 million.

Acquisitions and Investments. As noted previously, the Company acquired eleven single-tenant income properties, for an aggregate purchase price of approximately $106.6 million. These acquisitions included the following:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Property Acres	Purchase Price		Percentage Leased	Remaining Lease Term at Acquisition Date (in years)
Master Tenant for Commercial Building	Single-Tenant	Aspen, CO	02/21/18	19,596	0.18	$28,000,000	(1)	100%	20.0
Fidelity Investments (affiliate of)	Single-Tenant	Albuquerque, NM	10/04/18	210,067	26.25	44,000,000		100%	10.2
Chase Bank (Ground Lease)	Single-Tenant	Jacksonville, FL	10/10/18	3,614	0.73	5,432,500		100%	19.0
Cheddar's Scratch Kitchen (Ground Lease)	Single-Tenant	Jacksonville, FL	10/10/18	8,146	1.05	2,608,017		100%	9.0
Chuy's (Ground Lease)	Single-Tenant	Jacksonville, FL	10/10/18	7,950	1.24	6,086,957		100%	13.9
Firebirds Wood Fired Grill (Ground Lease)	Single-Tenant	Jacksonville, FL	10/10/18	6,948	1.03	4,441,080		100%	9.1
Moe's Southwest Grill (Ground Lease)	Single-Tenant	Jacksonville, FL	10/10/18	3,111	0.98	2,309,958		100%	19.2
PDQ (Ground Lease)	Single-Tenant	Jacksonville, FL	10/10/18	3,366	1.64	2,309,958		100%	8.8
Scrubbles Car Wash (Ground Lease)	Single-Tenant	Jacksonville, FL	10/10/18	4,512	1.62	2,491,429		100%	19.1
Wawa (Ground Lease)	Single-Tenant	Jacksonville, FL	10/10/18	6,267	2.16	6,666,667		100%	19.3
Macaroni Grill	Single-Tenant	Arlington, TX	12/20/18	8,123	1.70	2,290,000		100%	15.0
	Total / Weighted Average			281,700		$106,636,566			14.4

(1)In conjunction with the acquisition of the property in Aspen, Colorado, the master tenant contributed approximately $1.5 million of the purchase price, resulting in a net cash investment by the Company of approximately $26.5 million. The $1.5 million purchase price contribution is reflected as deferred revenue and will be accreted into income property rental revenue over the term of the lease.

We are targeting investments between approximately $80.0 million to $120.0 million in income-producing properties during 2019. We expect to fund our acquisitions utilizing available capacity under our credit facility, cash from operations, proceeds from land sales transactions, possibly the dispositions of income properties, and potentially the sale of all or a portion of our Subsurface Interests, each of which we expect will qualify under the like-kind exchange deferred-tax structure, and additional financing sources.

Dispositions. Four income properties were disposed of during the year ended December 31, 2018. On March 26, 2018, the Company sold its four self-developed, multi-tenant office properties located in Daytona Beach, Florida, for approximately $11.4 million (the “Self-Developed Properties Sale”). The sale included the 22,012 square-foot Concierge office building, the 30,720 square-foot Mason Commerce Center comprised of two office buildings, and the 15,360 square-foot Williamson Business Park office building. The gain on the sale totaled approximately $3.7 million, or approximately $0.49 per share, after tax. The Company utilized the proceeds to fund a portion of the previously acquired income property located near Portland, Oregon, leased to Wells Fargo, through a reverse 1031 like-kind exchange structure. As part of the transaction, the Company entered into a lease of its approximately 7,600 square-foot office space in Williamson Business Park for approximately 5 years at a market rental rate.

During the year ended December 31, 2018, the loss from golf operations, excluding capital expenditures, totaled approximately $906,000. Should the Company complete the sale of the golf operations, it could favorably impact cash flows

Capital Expenditures. In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23-acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The total cost for the improvements was approximately $1.26 million and the Company has committed to reimburse RaceTrac in an amount equal to $976,500. In 2013, the Company deposited $283,500 of cash in escrow related to the improvements, which was previously classified as restricted cash in the consolidated balance sheets. In the second quarter of 2018, the Company received confirmation that the required improvements were completed by RaceTrac. Accordingly, $283,500 was paid to RaceTrac leaving no remaining escrow balance as of December 31, 2018. During the year ended December 31, 2018, the remaining commitment of approximately $693,000 was paid to RaceTrac from the proceeds of the sale of the remaining Williamson Crossing land. There is no remaining commitment as of December 31, 2018.

In conjunction with the Company’s sale of approximately 18.1 acres of land to an affiliate of Sam’s Club (“Sam’s”) in December 2015, the Company agreed to reimburse Sam’s for a portion of their construction costs applicable to adjacent outparcels retained by the Company. As a result, in December 2015, the Company deposited $125,000 of cash in escrow related to construction work which remains classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of December 31, 2018 was approximately $125,000, including accrued interest. Accordingly, the Company’s maximum commitment related to the construction work benefitting the outparcels adjacent to Sam’s land parcel is approximately $125,000, to be paid from escrow upon completion.

In connection with the Golf Course Land Purchase,  each year the Company is obligated to pay the City additional consideration in the amount of an annual surcharge of $1 per golf round played (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharges paid equal to $700,000. The maximum amount of $700,000 represents contingent consideration and was recorded as an increase in Golf Buildings, Improvements, and Equipment and Accrued and Other Liabilities in the accompanying consolidated balance sheets during the year ended December 31, 2017. The first annual payment of $70,000 was made in January of 2018, leaving a remaining commitment of $630,000 as of December 31, 2018.

In conjunction with the execution of certain of the Company’s leases at The Grove at Winter Park property, tenant improvement allowances totaling approximately $731,000 have been committed to (the “Grove TI Allowances”). As of December 31, 2018, approximately $83,000 of the Grove TI Allowances have been funded, leaving a remaining commitment of approximately $648,000.

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 was accrued as of December 31, 2015, for which payment was made during the quarter ended September 30, 2016. Also during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to approximately 148.4 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs, and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of June 30, 2016, the final proposal from the Company’s third-party environmental engineer was received reflecting a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the second quarter of 2016. The Company has funded approximately $1.6 million of the total $2.0 million of estimated costs through December 31, 2018.  The Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately $430,000 could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimates.

During the first quarter of 2017, the Company completed the sale of approximately 1,581 acres of land to Minto Communities LLC which acreage represents a portion of the Company’s remaining $430,000 obligation. Accordingly, the Company deposited $423,000 of cash in escrow to secure performance on the obligation. The funds in escrow can be drawn upon completion of certain milestones including completion of restoration and annual required monitoring. The first such milestone was achieved during the fourth quarter of 2017 and $189,500 of the escrow was refunded leaving an escrow balance of approximately $234,000 as of December 31, 2018. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. Resolution of this matter allowed the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. As of June 30, 2017, the Company determined that approximately 36 mitigation credits were required to be utilized, which represents approximately $298,000 in cost basis of the Company’s mitigation credits. Accordingly, the Company transferred the mitigation credits through a charge to direct cost of revenues of real estate operations during the three months ended June 30, 2017, thereby resolving the required mitigation activities related to the approximately 54.66 acres. In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the Company to utilize or acquire mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract. No amounts related to such potential future costs have been accrued as of December 31, 2018.

As of December 31, 2018, we have no other contractual requirements to make capital expenditures.

We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations and approximately $29.3 million of available capacity on the existing $150.0 million Credit Facility, based on our current borrowing base of income properties, as of December 31, 2018.

In the first quarter of 2017, the Company announced a $10 million stock repurchase program (the “$10 Million Repurchase Program”) under which approximately $4.6 million of the Company’s common stock had been repurchased as of December 31, 2017. On July 18, 2018, the Company’s Board of Directors approved an increase of approximately $7.1 million to the stock repurchase program, refreshing the total program to an aggregate of $10 million. During the year ended December 31, 2018, the Company repurchased 168,602 shares of its common stock on the open market for a total cost of approximately $9.8 million, or an average price per share of $58.35. The shares of the Company’s common stock repurchased during the year ended December 31, 2018 were returned to the Company’s treasury.  Subsequent to December 31, 2018 and prior to the date of this report, the Company completed the $10 million program through the repurchase of 46,136 shares of its common stock on the open market for a total cost of approximately $2.7 million, or an average price per share of $57.82. In January 2019, the Company’s Board of Directors approved an increase of $10.0 million to the stock repurchase program, refreshing the total program to an aggregate of $10 million.

Our Board of Directors and management consistently review the allocation of capital with the goal of providing the best long-term return for our shareholders. These reviews consider various alternatives, including increasing or decreasing regular dividends, repurchasing the Company’s securities, and retaining funds for reinvestment. Annually, the Board reviews our business plan and corporate strategies, and makes adjustments as circumstances warrant. Management’s focus is to continue our strategy to diversify our portfolio by redeploying proceeds from like-kind exchange transactions and utilizing our Credit Facility to increase our portfolio of income-producing properties, providing stabilized cash flows with strong risk-adjusted returns primarily in larger metropolitan areas and growth markets.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as certain development obligations, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed.

The following table summarizes our significant contractual obligations and commercial commitments on an undiscounted basis at December 31, 2018, and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.

PAYMENT DUE BY PERIOD

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	$	$	$	$	$
Long-Term Debt Obligations	250,303,047	—	220,303,047	—	30,000,000
Operating Leases Obligations	721,293	264,952	307,235	149,106	—
Construction and Other Commitments	1,320,704	922,708	397,996	—	—
Total	252,345,044	1,187,660	221,008,278	149,106	30,000,000

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

Prior to October 1, 2016, the Company determined that income property purchases subject to a lease, whether that lease is in-place or originated at the time of acquisition, qualify as a business combination, and acquisition costs are expensed in the period the transaction closes. In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations which clarified the definition of a business. Pursuant to ASU 2017-01, the acquisition of an income property subject to a lease no longer qualifies as a business combination, but rather determined to be an asset acquisition. The Company early adopted ASU 2017-01 effective October 1, 2016 on a prospective basis. Accordingly, for income property acquisitions during the fourth quarter of 2016 and during 2017 and 2018, acquisition costs have been capitalized.

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

Both the Company’s stock options and stock appreciation rights awarded under the 2001 Plan were liability classified awards and were required to be remeasured to fair value at each balance sheet date until the award was settled, as required by applicable provisions of FASB ASC Topic, Share-Based Payments. See Note 18, “Stock-Based Compensation.” As of December 31, 2018 and 2017, none of these options remained.

At the Annual Meeting of Shareholders of the Company held on April 28, 2010, the Company’s shareholders approved the Consolidated-Tomoka Land Co. 2010 Equity Incentive Plan (the “Original 2010 Plan”). The Original 2010 Plan replaced the Company’s 2001 Plan. At the Annual Meeting of Shareholders of the Company held on April 24, 2013, the Company’s shareholders approved an amendment and restatement of the entire Original 2010 Plan, which among other things, incorporated claw back provisions and clarified language regarding the shares available subsequent to forfeiture of any awards of restricted shares. At the Annual Meeting of Shareholders of the Company held on April 23, 2014, the Company’s shareholders approved an amendment to the Original 2010 Plan increasing the number of shares authorized for issuance by 240,000 shares, bringing the total number of shares authorized for issuance to 450,000. At the Annual Meeting of Shareholders of the Company held on April 25, 2018, the Company’s shareholders approved the Second Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”) which, among other things, increased the number of shares available thereunder to 720,000. Awards under the 2010 Plan may be in the form of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, and performance units. Employees of the Company and its subsidiaries and non-employee directors may be selected by the Compensation Committee to receive awards under the 2010 Plan. The maximum number of shares of which stock awards may be granted under the 2010 Plan is 702,000 shares. No participant may receive awards during any one calendar year representing more than 50,000 shares of common stock. In no event will the number of shares of common stock issued under the plan upon the exercise of incentive stock options exceed 720,000 shares. These limits are subject to adjustments by the Compensation Committee as provided in the 2010 Plan for stock splits, stock dividends, recapitalizations, and other similar transactions or events. The 2010 Plan currently provides that it will expire on the tenth anniversary of the date that it was adopted by the Board, and that no awards will be granted under the plan after that date.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our credit facility, as this facility carries a variable rate of interest. Our borrowings on our $150.0 million revolving credit facility bear a variable rate of interest based on the 30-day LIBOR plus a rate of between 150 basis points and 220 basis points based on our level of borrowing as a percentage of our total asset value. As of December 31, 2018, the outstanding balance on our credit facility was approximately $120.7 million. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by approximately $1.2 million. The $24.6 million mortgage loan which closed on April 15, 2016, bears a variable rate of interest based on the 30-day LIBOR plus a rate of 190 basis points. The interest rate for this mortgage loan has been fixed through the use of an interest rate swap that fixed the rate at 3.17%. By virtue of fixing the variable rate, our exposure to changes in interest rates is minimal but for the impact on Other Comprehensive Income. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In conducting this assessment, it used the criteria set forth by COSO in the 2013 Framework. Based on management’s assessment and those criteria, management believes that the Company has maintained effective internal control over financial reporting as of December 31, 2018. The report of the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K is incorporated herein as Item 15.

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

ITEM 9B.            OTHER INFORMATION

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be set forth herein, except for the information included under the heading “Executive Officers of the Registrant” below, is included in the Company’s definitive proxy statement for its 2019 annual shareholders’ meeting to be filed with the SEC within 120 days after the end of the registrant’s fiscal year ended December 31, 2018 (the “Proxy Statement”), which sections are incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages at December 31, 2018, their business experience during the past five years, and the year first elected as an executive officer of the Company are as follows:

John P. Albright, 53, president and chief executive officer of the Company since August 1, 2011. Prior to joining the Company, Mr. Albright was the Co-Head and Managing Director of Archon Capital, a Goldman Sachs Company located in Irving, Texas. Prior to that, he was the Executive Director, Merchant Banking-Investment Management for Morgan Stanley. Prior to Morgan Stanley, Mr. Albright was Managing Director and Officer of Crescent Real Estate Equities, a publicly traded REIT, based in Fort Worth, Texas. His experience involves various aspects of investment, lending, and development of commercial properties, as well as real estate investment banking.

Mark E. Patten, 55, senior vice president and chief financial officer of the Company since April 16, 2012. Prior to joining the Company, Mr. Patten served as the executive vice president and chief financial officer of SolarBlue LLC, a developer of alternative energy solutions located in Orlando, Florida. Prior to that, he was executive vice president and chief financial officer of Legacy Healthcare Properties Trust Inc. in 2010 and held the same positions with Simply Self Storage from August 2007 to May 2010. Prior to those positions, he served as senior vice president and chief accounting officer of CNL Hotels & Resorts, Inc., a public non-traded lodging REIT, from January 2004 until the sale of the company in April 2007. Mr. Patten began his career at KPMG where he spent twelve years and was named a partner in 1997.

Daniel E. Smith, 53, senior vice president, general counsel and corporate secretary of the Company since October 22, 2014. Mr. Smith most recently served as Vice President-Hospitality and Vice President and Associate General Counsel at Goldman Sachs & Co. Prior to that, he spent ten years at Crescent Real Estate Equities, a publicly traded REIT, based in Fort Worth, Texas, where he held several positions in the legal department, most recently Senior Vice President and General Counsel.

Steven R. Greathouse, 40, senior vice president, investments of the Company since January 3, 2012. Mr. Greathouse most recently served as the Director of Finance at N3 Real Estate, a single-tenant triple net property developer. Prior to that, he was a Senior Associate, Merchant Banking-Investment Management for Morgan Stanley and Crescent Real Estate Equities, a publicly traded REIT, based in Fort Worth, Texas.

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

3. EXHIBITS

See Exhibit Index on page 61 of this Annual Report on Form 10-K.

ITEM 16.              FORM 10-K SUMMARY

Not applicable

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

EXHIBITS

TO

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2018

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

(10.28)

Consolidated-Tomoka Land Co. 2017 Executive Annual Cash Incentive Plan, dated February 22, 2017, filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, and incorporated herein by reference.

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

(10.31)	Form of February 27, 2019 Non-Employee Director Stock Award Agreement, filed as Exhibit 10.31 to this Annual Report on Form 10-K for the year ended December 31, 2018.

(21)	Subsidiaries of the Registrant.

(23.1)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*- Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED-TOMOKA LAND CO. (Registrant)

February 28, 2019	By:	/S/ JOHN P. ALBRIGHT
John P. Albright
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 28, 2019	President and Chief Executive Officer (Principal Executive Officer), and Director	/S/ JOHN P. ALBRIGHT

February 28, 2019	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	/S/ MARK E. PATTEN

February 28, 2019	Chairman of the Board, Director	/S/ LAURA M. FRANKLIN
February 28, 2019	Director	/S/ GEORGE R. BROKAW
February 28, 2019	Director	/S/ R. BLAKESLEE GABLE
February 28, 2019	Director	/S/ CHRISTOPHER W. HAGA
February 28, 2019	Director	/S/ WILLIAM L. OLIVARI
February 28, 2019	Director	/S/ HOWARD C. SERKIN
February 28, 2019	Director	/S/ THOMAS P. WARLOW, III
February 28, 2019	Director	/S/ CASEY R. WOLD

CONSOLIDATED-TOMOKA LAND CO.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Consolidated-Tomoka Land Co.:

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Consolidated-Tomoka Land Co. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2019 expressed an unqualified opinion.

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

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2012. Jacksonville, Florida
February 28, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Consolidated-Tomoka Land Co.:

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Consolidated-Tomoka Land Company  (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 28, 2019 expressed an unqualified opinion on those financial statements.

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

/s/ Grant Thornton LLP

Jacksonville, Florida
February 28, 2019

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Property, Plant, and Equipment:
Income Properties, Land, Buildings, and Improvements	$392,520,783	$358,130,350
Other Furnishings and Equipment	728,817	715,042
Construction in Progress	19,384	6,005,397
Total Property, Plant, and Equipment	393,268,984	364,850,789
Less, Accumulated Depreciation and Amortization	(24,518,215)	(22,222,388)
Property, Plant, and Equipment—Net	368,750,769	342,628,401
Land and Development Costs	25,764,633	39,477,697
Intangible Lease Assets—Net	43,555,445	38,758,059
Assets Held for Sale—See Note 22	75,866,510	6,262,633
Investment in Joint Venture	6,788,034	—
Impact Fee and Mitigation Credits	462,040	1,125,269
Commercial Loan Investments	—	11,925,699
Cash and Cash Equivalents	2,310,489	6,107,252
Restricted Cash	19,721,475	6,508,131
Refundable Income Taxes	225,024	1,116,580
Other Assets—See Note 11	12,885,453	12,220,657
Total Assets	$556,329,872	$466,130,378
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$1,036,547	$1,667,214
Accrued and Other Liabilities—See Note 16	5,197,884	9,068,461
Deferred Revenue—See Note 17	7,201,604	1,801,696
Intangible Lease Liabilities—Net	27,390,350	29,770,441
Liabilities Held for Sale—See Note 22	1,347,296	1,534,130
Deferred Income Taxes—Net	54,769,907	42,293,864
Long-Term Debt	247,624,811	195,816,364
Total Liabilities	344,568,399	281,952,170
Commitments and Contingencies—See Note 20
Shareholders’ Equity:
Shareholders' Equity:
Common Stock – 25,000,000 shares authorized; $1 par value, 6,052,209 shares issued and 5,436,952 shares outstanding at December 31, 2018; 6,030,990 shares issued and 5,584,335 shares outstanding at December 31, 2017	5,995,257	5,963,850
Treasury Stock – 615,257 shares at December 31, 2018 and 446,655 shares at December 31, 2017	(32,345,002)	(22,507,760)
Additional Paid-In Capital	24,326,778	22,735,228
Retained Earnings	213,297,897	177,614,274
Accumulated Other Comprehensive Income	486,543	372,616
Total Shareholders’ Equity	211,761,473	184,178,208
Total Liabilities and Shareholders’ Equity	$556,329,872	$466,130,378

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Revenues
Income Properties	$40,075,731	$31,406,930	$25,092,484
Interest Income from Commercial Loan Investments	615,728	2,052,689	2,588,235
Real Estate Operations	45,997,141	52,857,359	38,203,748
Total Revenues	86,688,600	86,316,978	65,884,467
Direct Cost of Revenues
Income Properties	(8,170,083)	(6,917,743)	(5,204,863)
Real Estate Operations	(11,513,918)	(17,576,346)	(15,048,080)
Total Direct Cost of Revenues	(19,684,001)	(24,494,089)	(20,252,943)
General and Administrative Expenses	(9,785,370)	(10,252,610)	(10,297,877)
Impairment Charges	—	—	(2,180,730)
Depreciation and Amortization	(15,761,523)	(12,314,700)	(7,929,343)
Total Operating Expenses	(45,230,894)	(47,061,399)	(40,660,893)
Gain on Disposition of Assets	22,035,666	38	12,758,770
Total Operating Income	63,493,372	39,255,617	37,982,344
Investment Income (Loss)	52,221	37,985	(529,981)
Interest Expense	(10,423,286)	(8,523,136)	(8,753,338)
Income from Continuing Operations Before Income Tax Benefit (Expense)	53,122,307	30,770,466	28,699,025
Income Tax Benefit (Expense) from Continuing Operations	(14,162,966)	10,326,298	(12,092,513)
Net Income from Continuing Operations	38,959,341	41,096,764	16,606,512
Income (Loss) from Discontinued Operations (Net of Income Tax)—See Note 22	(1,791,551)	622,660	(407,098)
Net Income	37,167,790	41,719,424	16,199,414
Less: Net Loss Attributable to Noncontrolling Interest in Consolidated VIE	—	—	51,834
Net Income Attributable to Consolidated-Tomoka Land Co.	$37,167,790	$41,719,424	$16,251,248

Per Share Information—See Note 12:
Basic
Net Income from Continuing Operations Attributable to Consolidated-Tomoka Land Co.	$7.09	$7.42	$2.93
Net Income from Discontinued Operations Attributable to Consolidated-Tomoka Land Co. (Net of Income Tax)	(0.33)	0.11	(0.07)
Basic Net Income per Share	$6.76	$7.53	$2.86
Diluted
Net Income from Continuing Operations Attributable to Consolidated-Tomoka Land Co.	$7.04	$7.37	$2.92
Net Income from Discontinued Operations Attributable to Consolidated-Tomoka Land Co. (Net of Income Tax)	(0.32)	0.11	(0.07)
Diluted Net Income per Share	$6.72	$7.48	$2.85

Dividends Declared and Paid	$0.27	$0.18	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016

Net Income Attributable to Consolidated-Tomoka Land Co.	$37,167,790	$41,719,424	$16,251,248
Other Comprehensive Income
Realized Loss on Investment Securities Sold (Net of Income Tax of $-0-, $-0-, and $222,025, respectively)	—	—	353,542
Unrealized Gain on Investment Securities (Net of Income Tax of $-0-, $-0-, and $210,652, respectively)	—	—	335,429
Cash Flow Hedging Derivative - Interest Rate Swap (Net of Income Tax of $11,431, $73,304, and $160,701, respectively)	113,927	116,727	255,889
Total Other Comprehensive Income, Net of Income Tax	113,927	116,727	944,860
Total Comprehensive Income	$37,281,717	$41,836,151	$17,196,108

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Consolidated-Tomoka Land Co. Shareholders
					Accumulated		Noncontrolling
			Additional		Other		Interest in	Total
	Common	Treasury	Paid-In	Retained	Comprehensive	Shareholders’	Consolidated	Shareholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity	VIE	Equity
Balance January 1, 2016	$5,901,510	$(7,866,410)	$16,991,257	$120,444,002	$(688,971)	$134,781,388	$5,606,938	$140,388,326
Net Income (Loss)	—	—	—	16,251,248	—	16,251,248	(51,834)	16,199,414
Contributions from Noncontrolling Interest in Consolidated VIE	—	—	—	—	—	—	102,844	102,844
Acquisition of Noncontrolling Interest	—	—	—	879,158	—	879,158	(5,657,948)	(4,778,790)
Stock Repurchase	—	(7,431,896)	—	—	—	(7,431,896)	—	(7,431,896)
Exercise of Stock Options	3,350	—	413,577	—	—	416,927	—	416,927
Vested Restricted Stock	8,884	—	(205,090)	—	—	(196,206)	—	(196,206)
Stock Issuance	816	—	39,299	—	—	40,115	—	40,115
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	3,272,345	—	—	3,272,345	—	3,272,345
Cash Dividends ($0.12 per share)	—	—	—	(682,097)	—	(682,097)	—	(682,097)
Other Comprehensive Income, Net of Income Tax	—	—	—	—	944,860	944,860	—	944,860
Balance December 31, 2016	5,914,560	(15,298,306)	20,511,388	136,892,311	255,889	148,275,842	—	148,275,842
Net Income	—	—	—	41,719,424	—	41,719,424	—	41,719,424
Stock Repurchase	—	(7,209,454)	—	—	—	(7,209,454)	—	(7,209,454)
Exercise of Stock Options	28,527	—	1,056,406	—	—	1,084,933	—	1,084,933
Vested Restricted Stock	18,930	—	(413,184)	—	—	(394,254)	—	(394,254)
Stock Issuance	1,833	—	101,303	—	—	103,136	—	103,136
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	1,479,315	—	—	1,479,315	—	1,479,315
Cash Dividends ($0.18 per share)	—	—	—	(997,461)	—	(997,461)	—	(997,461)
Other Comprehensive Income, Net of Income Tax	—	—	—	—	116,727	116,727	—	116,727
Balance December 31, 2017	5,963,850	(22,507,760)	22,735,228	177,614,274	372,616	184,178,208	—	184,178,208
Net Income	—	—	—	37,167,790	—	37,167,790	—	37,167,790
Stock Repurchase	—	(9,837,242)	—	—	—	(9,837,242)	—	(9,837,242)
Exercise of Stock Options	8,520	—	189,849	—	—	198,369	—	198,369
Vested Restricted Stock	19,065	—	(517,439)	—	—	(498,374)	—	(498,374)
Stock Issuance	3,822	—	234,890	—	—	238,712	—	238,712
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	1,684,250	—	—	1,684,250	—	1,684,250
Cash Dividends ($0.27 per share)	—	—	—	(1,484,167)	—	(1,484,167)	—	(1,484,167)
Other Comprehensive Income, Net of Income Tax	—	—	—	—	113,927	113,927	—	113,927
Balance December 31, 2018	$5,995,257	$(32,345,002)	$24,326,778	$213,297,897	$486,543	$211,761,473	$—	$211,761,473

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Cash Flow from Operating Activities:
Net Income	$37,167,790	$41,719,424	$16,199,414
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	16,135,502	12,663,959	8,195,417
Amortization of Intangible Liabilities to Income Property Revenue	(2,338,531)	(2,193,957)	(2,240,008)
Loan Cost Amortization	495,438	509,263	828,075
Amortization of Discount on Convertible Debt	1,273,436	1,194,714	1,120,859
Gain on Disposition of Property, Plant, and Equipment and Intangible Assets	(22,035,666)	(38)	(12,758,770)
Impairment Charges	1,119,362	—	2,180,730
Discount Accretion on Commercial Loan Investments	(34,768)	—	—
Accretion of Commercial Loan Origination Fees	—	(25,232)	(164,893)
Amortization of Fees on Acquisition of Commercial Loan Investments	—	—	36,382
Discount on Commercial Loan Investment Payoff	—	—	217,500
Realized Loss on Investment Securities	—	—	575,567
Deferred Income Taxes	12,589,970	(8,953,981)	11,658,864
Non-Cash Compensation	1,684,250	1,437,223	3,178,883
Decrease (Increase) in Assets:
Refundable Income Taxes	891,556	(172,589)	(85,520)
Land and Development Costs	5,477,221	12,477,581	422,020
Impact Fees and Mitigation Credits	663,229	1,197,637	2,231,321
Other Assets	(522,436)	(3,502,041)	(4,128,648)
Increase (Decrease) in Liabilities:
Accounts Payable	(630,667)	362,411	(416,312)
Accrued and Other Liabilities	(4,357,411)	792,629	(29,492)
Deferred Revenue	1,077,185	38,793	(12,732,944)
Net Cash Provided By Operating Activities	48,655,460	57,545,796	14,288,445
Cash Flow from Investing Activities:
Acquisition of Property, Plant, and Equipment and Intangible Lease Assets and Liabilities	(109,394,481)	(94,627,373)	(42,623,497)
Acquisition of Property, Plant, and Equipment and Intangible Lease Assets and Liabilities through Business Combinations	—	—	(49,926,604)
Acquisition of Commercial Loan Investments	—	(2,940,000)	—
Acquisition of Land	(4,702,243)	—	(4,778,790)
Cash Contribution for Interest in Joint Venture	(2,137,018)	—	—
Proceeds from Sale of Investment Securities	—	—	6,252,362
Proceeds from Disposition of Property, Plant, and Equipment	26,377,525	—	49,170,314
Principal Payments Received on Commercial Loan Investments	11,960,467	15,000,000	14,282,500
Net Cash Used In Investing Activities	(77,895,750)	(82,567,373)	(27,623,715)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	106,300,000	63,500,000	70,050,000
Payments on Long-Term Debt	(55,996,954)	(35,100,000)	(49,050,000)
Cash Paid for Loan Fees	(263,473)	(532,814)	(400,586)
Cash Proceeds from Exercise of Stock Options and Stock Issuance	437,081	1,188,069	157,197
Contributions from Noncontrolling Interest in Consolidated VIE	—	—	102,844
Cash Used to Purchase Common Stock	(9,837,242)	(7,209,454)	(7,431,896)
Cash from Excess Tax Benefit (Expense) from Vesting of Restricted Stock	—	—	299,845
Cash Paid for Vesting of Restricted Stock	(498,374)	(394,254)	(196,206)
Dividends Paid	(1,484,167)	(997,461)	(682,097)
Net Cash Provided By Financing Activities	38,656,871	20,454,086	12,849,101
Net Increase (Decrease) in Cash	9,416,581	(4,567,491)	(486,169)
Cash, Beginning of Year	12,615,383	17,182,874	17,669,043
Cash, End of Period	$22,031,964	$12,615,383	$17,182,874

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$2,310,489	$6,107,252	$7,327,405
Restricted Cash	19,721,475	6,508,131	9,855,469
Total Cash as of December 31, 2018, 2017, and 2016, respectively	$22,031,964	$12,615,383	$17,182,874

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental Disclosure of Cash Flows:

Total interest paid during the years ended December 31, 2018, 2017, and 2016 was approximately $8.4 million, $7.1 million, and $6.8 million respectively. Interest paid included capitalized interest of approximately $215,000 during the year ended December 31, 2017, with no interest capitalized during the years ended December 31, 2018 or 2016.

Income taxes totaling approximately $323,000, $334,000, and $510,000 were paid during the years ended December 31, 2018, 2017, and 2016, respectively. Additionally, income taxes totaling approximately $204,000, $958,000 and $133,000 were refunded during the years ended December 31, 2018, 2017, and 2016, respectively.

During the year ended December 31, 2018, in connection with the Mitigation Bank transaction (hereinafter defined in Note 5, “Land and Subsurface Interests”), the Company recognized a gain totaling approximately $18.4 million. The non-cash components of the gain totaled approximately $5.1 million and were reflected as an increase in the Investment in Joint Venture of approximately $6.8 million, an increase in Accrued and Other Liabilities of approximately $300,000, and a decrease in Land and Development Costs of approximately $1.3 million on the accompanying consolidated balance sheets as of December 31, 2018.

During the year ended December 31, 2018, in connection with the acquisition of the property in Aspen, Colorado, the tenant contributed $1.5 million of the $28.0 million purchase price at closing on February 21, 2018. The $1.5 million purchase contribution was reflected as an increase in Income Property, Land, Buildings, and Improvements and Deferred Revenue on the accompanying consolidated balance sheets as of December 31, 2018.

During the year ended December 31, 2018, in connection with the construction of the beachfront restaurant leased to Cocina 214 Restaurant & Bar in Daytona Beach, Florida, the tenant contributed approximately $1.9 million of the building and tenant improvements owned by the Company through direct payments to various third-party construction vendors. The approximately $1.9 million asset contribution was reflected as an increase in Income Property, Land, Buildings, and Improvements and Deferred Revenue on the accompanying consolidated balance sheets as of December 31, 2018.

During the year ended December 31, 2017, in connection with the Golf Course Land Purchase (hereinafter defined), each year the Company is obligated to pay the City of Daytona Beach, Florida (the “City”) an annual surcharge of $1 per golf round played (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharge paid equal to $700,000. The maximum amount of $700,000 represents contingent consideration and was reflected as an increase in Golf Buildings, Improvements, and Equipment and also as an increase in Accrued and Other Liabilities on the accompanying consolidated balance sheets as of December 31, 2017.

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

During the year ended December 31, 2015, the Company acquired an interest in approximately six acres of vacant beachfront property in Daytona Beach, Florida through a real estate venture with an unaffiliated third-party institutional investor for approximately $5.7 million. During the year ended December 31, 2016, the Company acquired the Noncontrolling Interest from the unaffiliated third party for approximately $4.8 million, a discount of approximately $879,000. The discount was reflected as a non-cash increase in Retained Earnings in the accompanying consolidated balance sheets.

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017, and 2016

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Consolidated-Tomoka Land Co. together with our consolidated subsidiaries.

We are a diversified real estate operating company. We own and manage, sometimes utilizing third-party property management companies, forty-seven commercial real estate properties in fourteen states in the United States. As of December 31, 2018, we owned forty single-tenant and seven multi-tenant income-producing properties with over 2.3 million square feet of gross leasable space. We also own and manage a portfolio of undeveloped land totaling approximately 5,400 acres in the City of Daytona Beach, Florida (the “City”). We own the LPGA International Golf Club, which is managed by a third party and has been classified as held for sale as of December 31, 2018 (the “Club”). We also lease some of our land for eighteen billboards, have agricultural operations that are managed by a third party, which consist of leasing land for hay production and timber harvesting, and own and manage Subsurface Interests (hereinafter defined).

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

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company completed its evaluation FASB ASC Topic 842, Leases, during the third quarter of 2018 with following conclusions with regards to implementation effective January 1, 2019:

•

The Company has elected to implement ASC 842 retrospectively at the beginning of the period of adoption, January 1, 2019, through a cumulative-effect adjustment. We estimate an immaterial adjustment ranging from approximately $650,000 to $700,000 to increase right-of use assets and lease liabilities for operating leases for which the Company is the lessee. The Company does not anticipate any adjustment related to the leases for which the Company is the lessor.

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

RECLASSIFICATIONS

Certain items in the prior period’s consolidated statements of operations have been reclassified to conform to the presentation as of and for the year ended December 31, 2018. Specifically, the revenue and direct cost of revenues for Agriculture and Other Income were previously stated as separate line items within revenue and direct cost of revenues on the consolidated statements of operations, and are now included with the revenue and direct cost of revenues of Real Estate Operations as the Agriculture and Other Income activities relate to the Company’s land portfolio. The amount of revenue reclassified from Agriculture and Other Income to Real Estate Operations was approximately $335,000 and $59,000 for the years ended December 31, 2017 and 2016. The amount of direct cost of revenues reclassified from Agriculture and Other Income to Real Estate Operations was approximately $96,000 and $167,000 for the years ended December 31, 2017 and 2016. These reclassifications had no effect on net income as of and for the years ended December 31, 2017 and 2016.

In the fourth quarter of 2018, the Company commenced efforts to pursue the monetization of the golf operations and assets comprising the Club. Accordingly, as of December 31, 2018 and 2017, the golf assets comprising the Club have been classified as held for sale in the accompanying consolidated balance sheets and the results of golf operations have been classified as discontinued operations in the accompanying consolidated statements of income for the years ended December 31, 2018, 2017, and 2016.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of December 31, 2018 include certain amounts over the Federal Deposit Insurance Corporation limits.

RESTRICTED CASH

Restricted cash totaled approximately $19.7 million at December 31, 2018 of which approximately $18.3 million of cash is being held in five separate escrow accounts to be reinvested through the like-kind exchange structure into other income properties; approximately $1.2 million is being held in three separate escrow accounts related to three separate land transactions of which one closed in each of December 2013, February 2017, and March 2018; and approximately $210,000 is being held in a capital replacement reserve account in connection with our financing of six income properties with Wells Fargo Bank, NA (“Wells Fargo”).

INVESTMENT SECURITIES

In accordance with FASB ASC Topic 320, Investments – Debt and Equity Securities, the Company’s investments in debt and equity securities (“Investment Securities”) have been determined to be classified as available-for-sale. Available-for-sale securities are carried at fair value in the consolidated balance sheets, with the unrealized gains and losses, net of income tax, reported in other comprehensive income. The Company’s Investment Securities were disposed of during the year ended December 31, 2016 prior to the January 1, 2018 effective date of ASU 2016-01.

The Company completed the disposition of its remaining position in Investment Securities during the year ended December 31, 2016 resulting in a loss of approximately $576,000. There were no Investment Securities remaining as of December 31, 2018 or 2017.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at December 31, 2018 and 2017, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s investments in variable rate commercial loans approximates fair value at December 31, 2017, since the floating rates of the loans reasonably approximate current market rates for notes with similar risks and maturities. There were no investments in variable rate commercial loans as of December 31, 2018. The carrying value of the Company’s credit facility approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s fixed rate commercial loan investment held as of December 31, 2017 and the mortgage notes and convertible debt held as of December 2018 and 2017 are measured at fair value based on current market rates for financial instruments with similar risks and maturities. See Note 8, “Fair Value of Financial Instruments.”

FAIR VALUE MEASUREMENTS

The Company’s estimates of fair value of financial and non-financial assets and liabilities based on the framework established by GAAP. The framework specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. GAAP describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels:

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

ACCOUNTS RECEIVABLE

Accounts receivable related to income properties, which are classified in Other Assets on the consolidated balance sheets, primarily consist of tenant reimbursable expenses. Receivables related to the tenant reimbursable expenses totaled approximately $628,000 and $895,000 as of December 31, 2018 and 2017, respectively.

Accounts receivable related to real estate operations, which are classified in Other Assets on the consolidated balance sheets, totaled approximately $1.8 million and $2.2 million as of December 31, 2018 and 2017, respectively. The accounts receivable as of December 31, 2018 and 2017 are primarily related to the reimbursement of certain infrastructure costs completed by the Company in conjunction with two land sale transactions that closed during the fourth quarter of 2015 as more fully described in Note 11, “Other Assets.”

Trade accounts receivable primarily consist of receivables related to golf operations, which are classified in Assets Held for Sale on the consolidated balance sheets. Trade accounts receivable related to golf operations, which primarily consist of membership and event receivables, totaled approximately $290,000 and $349,000 as of December 31, 2018 and 2017, respectively.

The collectability of the aforementioned receivables is determined based on a review of specifically identified accounts using judgments. As of December 31, 2018, the Company recorded an allowance for doubtful accounts of approximately $185,000 with no allowance as of December 31, 2017.

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

Prior to October 1, 2016, the Company determined that income property purchases subject to a lease, whether that lease is in-place or originated at the time of acquisition, qualify as a business combination, and acquisition costs are expensed in the period the transaction closes. In January 2017, the FASB issued ASU 2017-01, Business Combinations which clarified the definition of a business. Pursuant to ASU 2017-01, the acquisition of an income property subject to a lease no longer qualifies as a business combination, but rather determined to be an asset acquisition. The Company early adopted ASU 2017-01 effective October 1, 2016 on a prospective basis. Accordingly, for income property acquisitions during the fourth quarter of 2016 and during 2017 and 2018, acquisition costs have been capitalized.

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

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. Such properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the statement of operations. The amount of depreciation of property, plant, and equipment, exclusive of amortization related to intangible assets, recognized for the years ended December 31, 2018, 2017, and 2016, was approximately $10.3 million, $7.9 million, and $5.5 million respectively. Interest of approximately $215,000 was capitalized to construction in progress during 2017, respectively with no interest capitalized in 2018 or 2016.

The range of estimated useful lives for property, plant, and equipment is as follows:

Golf Buildings and Improvements	10	-	43	Years
Golf Equipment	3	-	10	Years
Income Properties Buildings and Improvements	5	-	55	Years
Other Furnishings and Equipment	3	-	20	Years

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

GOLF OPERATIONS

The Company owns the LPGA International Golf Club (the “Club”), which consists of two 18-hole golf courses and a 3-hole practice facility, a clubhouse facility, including food and beverage operations, and a fitness center. Revenues from this operation, including greens fees, cart rentals, merchandise, and food and beverage sales, are recognized at the time of sale pursuant to FASB ASC Topic 606, Revenue from Contracts with Customers. Initiation fees and membership dues are recognized over the life of the membership, pursuant to FASB ASC Topic 606, Revenue from Contracts with Customers, which is generally twelve months.

OTHER REAL ESTATE INTERESTS

From time to time the Company will release surface entry rights related to subsurface acres owned by the Company upon request of the surface owner. The Company recognizes revenue from the release at the time the transaction is consummated, unless the right is released under a deferred payment plan and the initial payment does not meet the criteria established under FASB ASC Topic 606, Revenue from Contracts with Customers.

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

Both the Company’s stock options and stock appreciation rights awarded under the 2001 Plan were liability classified awards and were required to be remeasured to fair value at each balance sheet date until the award was settled, as required by applicable provisions of FASB ASC Topic, Share-Based Payments. See Note 18, “Stock-Based Compensation.” As of December 31, 2018 and 2017, none of these options remained.

At the Annual Meeting of Shareholders of the Company held on April 28, 2010, the Company’s shareholders approved the Consolidated-Tomoka Land Co. 2010 Equity Incentive Plan (the “Original 2010 Plan”). The Original 2010 Plan replaced the Company’s 2001 Plan. At the Annual Meeting of Shareholders of the Company held on April 24, 2013, the Company’s shareholders approved an amendment and restatement of the entire Original 2010 Plan, which among other things, incorporated claw back provisions and clarified language regarding the shares available subsequent to forfeiture of any awards of restricted shares. At the Annual Meeting of Shareholders of the Company held on April 23, 2014, the Company’s shareholders approved an amendment to the Original 2010 Plan increasing the number of shares authorized for issuance by 240,000 shares, bringing the total number of shares authorized for issuance to 450,000. At the Annual Meeting of Shareholders of the Company held on April 25, 2018, the Company’s shareholders approved the Second Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”) which, among other things, increased the number of shares available thereunder to 720,000. Awards under the 2010 Plan may be in the form of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, and performance units. Employees of the Company and its subsidiaries and non-employee directors may be selected by the Compensation Committee to receive awards under the 2010 Plan. The maximum number of shares of which stock awards may be granted under the 2010 Plan is 702,000 shares. No participant may receive awards during any one calendar year representing more than 50,000 shares of common stock. In no event will the number of shares of common stock issued under the plan upon the exercise of incentive stock options exceed 720,000 shares. These limits are subject to adjustments by the Compensation Committee as provided in the 2010 Plan for stock splits, stock dividends, recapitalizations, and other similar transactions or events. The 2010 Plan currently provides that it will expire on the tenth anniversary of the date that it was adopted by the Board, and that no awards will be granted under the plan after that date.

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

EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per common share are based on the assumption of the conversion of stock options using the treasury stock method at average cost for the year, see Note 12, “Common Stock and Earnings Per Share.”

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.

Approximately 26% of the Company’s income property portfolio, based on square footage, and all of the Company’s land holdings, golf operations, agriculture operations, and Subsurface Interests (hereinafter defined) are in the State of Florida. Uncertainty of the duration of a prolonged real estate and economic downturn could have an adverse impact on the Company’s real estate values.

Due to the continuing diversification of our income property tenant mix, significant revenues from our real estate operations, and the addition of new revenue sources including the interest income from commercial loan investments, on a revenue basis, none of the Company’s income property tenants individually accounted for more than 10% of consolidated revenues during the years ended December 31, 2018, 2017, or 2016.

NOTE 2.      REVENUE RECOGNITION

The Company implemented FASB ASC Topic 606, Revenue from Contracts with Customers effective January 1, 2018 utilizing the modified retrospective method.

The following table summarizes the Company’s revenue from continuing operations by segment, major good and/or service, and the related timing of revenue recognition for the year ended December 31, 2018:

		Interest Income
	Income	from Commercial	Real Estate	Total
	Properties	Loan Investments	Operations	Revenues
	($000's)	($000's)	($000's)	($000's)

Major Good / Service:
Lease Revenue - Base Rent	$31,587	$—	$23	$31,610
Lease Revenue - CAM	2,905	—	—	2,905
Lease Revenue - Reimbursements	2,934	—	—	2,934
Lease Revenue - Billboards	250	—	—	250
Above / Below Market Lease Accretion	2,339	—	—	2,339
Contributed Leased Assets Accretion	218	—	—	218
Lease Incentive Amortization	(302)	—	—	(302)
Interest from Commercial Loan Investments	—	616	—	616
Land Sale Revenue	—	—	41,452	41,452
Revenue from Reimbursement of Infrastructure Costs	—	—	1,556	1,556
Impact Fee and Mitigation Credit Sales	—	—	1,338	1,338
Subsurface Lease Revenue	—	—	957	957
Subsurface Revenue - Other	—	—	668	668
Fill Dirt and Other Revenue	—	—	3	3
Golf Operations	—	—	—	—
Interest and Other Revenue	145	—	—	145
Total Revenues	$40,076	$616	$45,997	$86,689

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$43,461	$43,461
Services Transferred Over Time	145	—	1,556	1,701
Over Lease Term	39,931	—	980	40,911
Commercial Loan Investment Related Revenue	—	616	—	616
Total Revenues	$40,076	$616	$45,997	$86,689

The following table summarizes the Company’s revenue from continuing operations by segment, major good and/or service, and the related timing of revenue recognition for the year ended December 31, 2017:

		Interest Income
	Income	from Commercial	Real Estate	Total
	Properties	Loan Investments	Operations	Revenues
	($000's)	($000's)	($000's)	($000's)

Major Good / Service:
Lease Revenue - Base Rent	$24,650	$—	$44	$24,694
Lease Revenue - CAM	2,208	—	—	2,208
Lease Revenue - Reimbursements	2,125	—	—	2,125
Lease Revenue - Billboards	251	—	—	251
Above / Below Market Lease Accretion	2,194	—	—	2,194
Lease Incentive Amortization	(50)	—	—	(50)
Interest from Commercial Loan Investments	—	2,053	—	2,053
Land Sale Revenue	—	—	45,471	45,471
Revenue from Reimbursement of Infrastructure Costs	—	—	1,860	1,860
Impact Fee and Mitigation Credit Sales	—	—	2,126	2,126
Subsurface Lease Revenue	—	—	856	856
Subsurface Revenue - Other	—	—	2,192	2,192
Fill Dirt and Other Revenue	—	—	17	17
Golf Operations	—	—	—	—
Timber Sales Revenue	—	—	291	291
Interest and Other Revenue	29	—	—	29
Total Revenues	$31,407	$2,053	$52,857	$86,317

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$50,097	$50,097
Services Transferred Over Time	29	—	1,860	1,889
Over Lease Term	31,378	—	900	32,278
Commercial Loan Investment Related Revenue	—	2,053	—	2,053
Total Revenues	$31,407	$2,053	$52,857	$86,317

The following table summarizes the Company’s revenue from continuing operations by segment, major good and/or service, and the related timing of revenue recognition for the year ended December 31, 2016:

		Interest Income
	Income	from Commercial	Real Estate	Total
	Properties	Loan Investments	Operations	Revenues
	($000's)	($000's)	($000's)	($000's)

Major Good / Service:
Lease Revenue - Base Rent	$19,155	$—	$50	$19,205
Lease Revenue - CAM	2,030	—	—	2,030
Lease Revenue - Reimbursements	1,450	—	—	1,450
Lease Revenue - Billboards	202	—	—	202
Above / Below Market Lease Accretion	2,240	—	—	2,240
Interest from Commercial Loan Investments	—	2,588	—	2,588
Land Sale Revenue	—	—	11,871	11,871
Tomoka Town Center Percentage-of-Completion Revenue	—	—	17,490	17,490
Revenue from Reimbursement of Infrastructure Costs	—	—	4,500	4,500
Impact Fee and Mitigation Credit Sales	—	—	2,220	2,220
Subsurface Lease Revenue	—	—	1,257	1,257
Subsurface Revenue - Other	—	—	545	545
Fill Dirt and Other Revenue	—	—	261	261
Golf Operations	—	—	—	—
Timber Sales Revenue	—	—	10	10
Interest and Other Revenue	16	—	—	16
Total Revenues	$25,093	$2,588	$38,204	$65,885

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$14,907	$14,907
Services Transferred Over Time	16	—	21,990	22,006
Over Lease Term	25,077	—	1,307	26,384
Commercial Loan Investment Related Revenue	—	2,588	—	2,588
Total Revenues	$25,093	$2,588	$38,204	$65,885

NOTE 3.       INCOME PROPERTIES

2018 Activity. During the year ended December 31, 2018, the Company acquired eleven single-tenant income properties, for an aggregate purchase price of approximately $106.6 million, or an aggregate acquisition cost of approximately $107.8 million including capitalized acquisition costs. Based on independent third-party purchase price allocation valuations, of  the total acquisition cost, approximately $47.9 million was allocated to land, approximately $45.6 million was allocated to buildings and improvements, approximately $15.6 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees and above market lease value, and approximately $1.3 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was approximately 13.2 years at acquisition. The properties acquired during the year ended December 31, 2018 are described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Property Acres	Purchase Price		Percentage Leased	Remaining Lease Term (in years)
Master Tenant for Commercial Building	Single-Tenant	Aspen, CO	02/21/18	19,596	0.18	$28,000,000	(1)	100%	20.0
Fidelity Investments (affiliate of)	Single-Tenant	Albuquerque, NM	10/04/18	210,067	26.25	44,000,000		100%	10.2
Chase Bank (Ground Lease)	Single-Tenant	Jacksonville, FL	10/10/18	3,614	0.73	5,432,500		100%	19.0
Cheddar's Scratch Kitchen (Ground Lease)	Single-Tenant	Jacksonville, FL	10/10/18	8,146	1.05	2,608,017		100%	9.0
Chuy's (Ground Lease)	Single-Tenant	Jacksonville, FL	10/10/18	7,950	1.24	6,086,957		100%	13.9
Firebirds Wood Fired Grill (Ground Lease)	Single-Tenant	Jacksonville, FL	10/10/18	6,948	1.03	4,441,080		100%	9.1
Moe's Southwest Grill (Ground Lease)	Single-Tenant	Jacksonville, FL	10/10/18	3,111	0.98	2,309,958		100%	19.2
PDQ (Ground Lease)	Single-Tenant	Jacksonville, FL	10/10/18	3,366	1.64	2,309,958		100%	8.8
Scrubbles Car Wash (Ground Lease)	Single-Tenant	Jacksonville, FL	10/10/18	4,512	1.62	2,491,429		100%	19.1
Wawa (Ground Lease)	Single-Tenant	Jacksonville, FL	10/10/18	6,267	2.16	6,666,667		100%	19.3
Macaroni Grill	Single-Tenant	Arlington, TX	12/20/18	8,123	1.70	2,290,000		100%	15.0
	Total / Weighted Average			281,700		$106,636,566			14.4

(1)In conjunction with the acquisition of the property in Aspen, Colorado, the master tenant contributed approximately $1.5 million of the purchase price, resulting in a net cash investment by the Company of approximately $26.5 million. The $1.5 million purchase price contribution is reflected as deferred revenue and will be accreted into income property rental revenue over the term of the lease.

As more fully described in Note 5, “Land and Subsurface Interests,” in January 2018, construction was completed, and rent commenced on two restaurant properties on the Company’s six-acre beachfront parcel. The tenants, LandShark Bar & Grill and Cocina 214 Restaurant & Bar, both commenced operations in January 2018.

The 112,000 square foot multi-tenant retail center known as The Grove at Winter Park located in Winter Park, Florida (“The Grove”) was approximately 70% leased as of December 31, 2018 with fifteen different tenants including 24 Hour Fitness. Additionally, during 2018, Wawa Florida, LLC (“Wawa”) completed construction of a building on the out-parcel site adjacent to The Grove which was acquired by the Company in 2015. On December 13, 2018, rent commenced on the Company’s 20-year lease with Wawa and the property was added to the Company’s single-tenant income property portfolio.

Four income properties were disposed of during the year ended December 31, 2018. On March 26, 2018, the Company sold its four self-developed, multi-tenant office properties located in Daytona Beach, Florida, for approximately $11.4 million (the “Self-Developed Properties Sale”). The sale included the 22,012 square-foot Concierge office building, the 30,720 square-foot Mason Commerce Center comprised of two office buildings, and the 15,360 square-foot Williamson Business Park office building. The gain on the sale totaled approximately $3.7 million, or approximately $0.49 per share, after tax. The Company utilized the proceeds to fund a portion of the previously acquired income property located near Portland, Oregon, leased to Wells Fargo, through a reverse 1031 like-kind exchange structure. As part of the transaction, the Company entered into a lease of its approximately 7,600 square-foot office space in Williamson Business Park for approximately 5 years at a market rental rate.

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

Nineteen income properties were disposed of during the year ended December 31, 2016 for an aggregate sales price of approximately $74.3 million. Aggregate gains on 2016 dispositions were approximately $12.8 million, while impairments on disposals were approximately $1.2 million. Included in the nineteen income properties disposed of during the year ended December 31, 2016, was the Company’s disposal of a portfolio of fourteen single-tenant income properties (the “Portfolio Sale”) on September 16, 2016 for a sales price of approximately $51.6 million, which included the buyer’s assumption of the Company’s existing $23.1 million mortgage loan secured by the fourteen properties.

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

The Company purchased the variable rate B-Note (the “B-Note”), secured by real estate located in Sarasota, Florida in May 2014. On June 13, 2018, the B-Note held by the Company matured and was repaid by the borrower. The proceeds of approximately $9.0 million were used to pay down the Company’s Credit Facility.

On August 10, 2018, the $3.0 million fixed rate first mortgage loan held by the Company and secured by real estate located in Daytona Beach Shores, Florida, matured and was repaid by the borrower.

As of December 31, 2018, the Company had no commercial loan investments.

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

The carrying value of the commercial loan investment portfolio as of December 31, 2017 consisted of the following:

Total
Current Face Amount	$11,960,467
Unamortized Fees	—
Unaccreted Origination Fees	(34,768)
Total Commercial Loan Investments	$11,925,699

NOTE 5.       LAND AND SUBSURFACE INTERESTS

As of December 31, 2018, the Company owned approximately 5,400 acres of undeveloped land in Daytona Beach, Florida, along six miles of the west and east sides of Interstate 95. Currently, a significant amount of this land is used for agricultural purposes. As of February 27, 2019, approximately 33% of this acreage, or nearly 1,800 acres, is under contract to be sold. Approximately 900 acres of our land holdings are located on the east side of Interstate 95 and are generally well suited for commercial development. Approximately 4,500 acres of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well suited for residential development. Included in the western land is approximately 1,000 acres, primarily an 850-acre parcel and three smaller parcels, which are located further west of Interstate 95 and a few miles north of Interstate 4 that is generally well suited for industrial purposes.

Land and development costs at December 31, 2018 and 2017, are summarized as follows:

	December 31,
	2018	2017
Land and Development Costs	$19,697,551	$32,625,857
Land, Timber, and Subsurface Interests	6,067,082	6,851,840
Total Land and Development Costs	$25,764,633	$39,477,697

Real estate operations revenue consisted of the following for the years ended December 31, 2018, 2017, and 2016, respectively:

	2018	2017	2016
Revenue Description	($000's)	($000's)	($000's)
Land Sales Revenue	$41,452	$45,471	$11,871
Tomoka Town Center - Percentage of Completion Revenue	—	—	17,490
Revenue from Reimbursement of Infrastructure Costs	1,556	1,860	4,500
Impact Fee and Mitigation Credit Sales	1,338	2,126	2,220
Subsurface Revenue	1,625	3,048	1,802
Fill Dirt and Other Revenue	3	17	261
Agriculture	23	335	60
Total Real Estate Operations Revenue	$45,997	$52,857	$38,204

Tomoka Town Center. The Tomoka Town Center consists of approximately 235 acres of which approximately 180 acres are developable. During 2015 and 2016, land sales with a gross sales price totaling approximately $21.4 million within the Tomoka Town Center consisted of sales of approximately 99 acres to Tanger Outlets, Sam’s Club, and North American Development Group (“NADG”) (the “Tomoka Town Center Sales Agreements”). The Company performed certain infrastructure work, beginning in the fourth quarter of 2015 through completion in the fourth quarter of 2016, which required the sales price on the Tomoka Town Center Sales Agreements to be recognized on the percentage-of-completion basis. As the infrastructure work was completed in the fourth quarter of 2016, all revenue related to the Tomoka Town Center Sales Agreements had been recognized as of December 31, 2016. The timing of the remaining reimbursements for the cost of the infrastructure work which totals approximately $1.8 million is more fully described in Note 11, “Other Assets.”

During the second quarter of 2017, the Company completed the sale of approximately 19 acres to NADG (the “Third NADG Land Sale”). During the fourth quarter of 2017, the Company completed the sale of approximately 27 acres to NADG (the “Fourth NADG Land Sale”). During the fourth quarter of 2018, the Company completed the sale of approximately 23 acres to NADG (the “Final NADG Land Sale”). The remaining developable acreage of approximately 12.5 acres is not currently under contract.

2018 Land Sales. During the year ended December 31, 2018, the Company completed land transactions representing approximately 2,697 acres including: (i) the sale of a 70% interest in the Mitigation Bank (hereinafter defined) that holds approximately 2,492 acres for proceeds of $15.3 million and (ii) twelve land sales totaling approximately 205 acres for aggregate proceeds of approximately $43.7 million, as described below:

					Gross Sales		Gain
			Date of	No. of	Price (1)	Price	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Buc-ee's	East of I-95	03/16/18	34.9	$13,948	$400,000	$11,926
2	Residential	West of I-95	06/12/18	19.0	265	14,000	226
3	Commercial / Retail	East of I-95	06/25/18	5.7	625	110,000	224
4	Commercial / Retail	East of I-95	06/28/18	7.7	819	106,000	628
5	Commercial / Retail	East of I-95	07/16/18	3.5	285	81,000	262
6	Unicorp-Williamson Crossing	East of I-95	08/30/18	20.6	6,685	325,000	1,502
7	Commercial / Retail	East of I-95	10/03/18	12.7	2,100	165,000	1,904
8	Residential	East of I-95	11/27/18	18.0	4,250	236,000	3,995
9	Residential	East of I-95	12/17/18	29.9	3,200	107,000	2,826
10	Distribution	East of I-95	12/19/18	26.8	2,433	91,000	1,725
11	Final NADG Land Sale	East of I-95	12/21/18	22.5	8,174	363,000	6,522
12	Commercial	East of I-95	12/27/18	4.1	935	228,000	856
				205.4	$43,719	$213,000	$32,596

(1)The Gross Sales Price of land sales during 2018 of approximately $43.7 million above includes the infrastructure reimbursement payments received in the amount of approximately $1.5 million for the Final NADG Land Sale. The Gross Sales Price also includes approximately $831,000 related to the Buc-ee’s land sale held in an escrow reserve related to the portion of the acreage sold for which the Company remains obligated to perform wetlands mitigation. The Company expects to recognize the remaining gain of approximately $831,000 upon completion of the mitigation work. See Note 17, “Deferred Revenue.

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

The Mitigation Bank intends to engage in the creation and sale of both federal and state wetland mitigation credits. These credits will be created pursuant to the applicable permits that have been or will be issued to the Venture from the federal and state regulatory agencies that exercise jurisdiction over the awarding of such credits, but no assurances can be given as to the ultimate issuance, marketability or value of the credits. The Venture received the permit from the state regulatory agency on June 8, 2018 (the “State Permit”). The state regulatory agency may award up to 355 state credits under the State Permit. On August 6, 2018, the state regulatory agency awarded the initial 88.84 credits under the State Permit. Receipt of the remaining federal permit is anticipated to occur prior to the end of 2019.

The gain on the sale of the 70% interest in the Mitigation Bank totaled approximately $18.4 million and is comprised of the gain on the sale of 70% interest for proceeds of $15.3 million as well as the gain on the retained 30% interest pursuant to FASB ASC Topic 610-20, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets. The gain is included in the Gain on Disposition of Assets in the Company’s consolidated statements of operations. As of December 31, 2018, the approximately $6.8 million Investment in Joint Venture included on the Company’s consolidated balance sheets is comprised of the fair market value of the 30% retained interest in the Venture.

The operating agreement of the Venture (the “Operating Agreement”) executed in conjunction with the mitigation bank transaction stipulates that the Company shall arrange for sales of the Venture’s mitigation credits to unrelated third parties totaling no less than $6 million of revenue to the Mitigation Bank, net of commissions, by the end of 2020, utilizing a maximum of 60 mitigation credits (the “Minimum Sales Requirement”). The Operating Agreement stipulates that if the Minimum Sales Requirement is not achieved, then BlackRock has the right, but is not required, to cause the Company to purchase the number of mitigation credits necessary to reach the Minimum Sales Requirement (the “Minimum Sales Guarantee”). The Company estimates the fair value of the Minimum Sales Guarantee to be approximately $100,000 which was recorded as a reduction in the gain on the transaction and is included in Accrued and Other Liabilities in the Company’s consolidated balance sheet as of December 31, 2018.

Additionally, the Operating Agreement provides BlackRock the right to cause the Company to purchase a maximum of 8.536 mitigation credits per quarter (the “Commitment Amount”) from the Mitigation Bank at a price equal to 60% of the then fair market value for mitigation credits (the “Put Right”). The Put Right is applicable even if the Mitigation Bank has not yet been awarded a sufficient number of mitigation credits by the applicable federal and state regulatory agencies. Further, in any quarter that BlackRock does not exercise its Put Right, the unexercised Commitment Amount for the applicable quarter may be rolled over to future calendar quarters. However, the Operating Agreement also stipulates that any amount of third-party sales of mitigation credits will reduce the Put Rights outstanding on a one-for-one basis, if the sales price of the third-party sales equals or exceeds the prices stipulated by the Put Right. Further, any sales of mitigation credits to third parties at the requisite minimum prices in a quarter that exceeds the quarterly amount of the Put Right will reduce the Put Rights in future calendar quarters on a one-for-one basis. The maximum potential of future payments by the Company pursuant to the Put Right is approximately $27 million. The Company estimates the fair value of the Put Right to be approximately $200,000, which was recorded as a reduction in the gain on the transaction and is included in Accrued and Other Liabilities in the Company’s consolidated balance sheet as of December 31, 2018.

2017 Land Sales. During the year ended December 31, 2017, a total of approximately 1,701 acres were sold for approximately $47.0 million as described below:

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

2016 Land Sales. During the year ended December 31, 2016, a total of approximately 707.7 acres were sold for approximately $13.8 million as described below:

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

Pipeline. For a description of our land which is currently under contract, see the land pipeline in Note 20, “Commitment and Contingencies.”

Land Impairments. As more fully described in Note 10, "Impairment of Long-Lived Assets," during the years ended December 31, 2018 and 2017, the Company did not recognize any impairments on its undeveloped land holdings. During the year ended December 31, 2016, impairment charges totaled approximately $1.0 million on the Company’s undeveloped land.

Beachfront Parcel. During the year ended December 31, 2015, the Company acquired, through a real estate venture with an unaffiliated third-party institutional investor, an interest in approximately six acres of vacant beachfront property located in Daytona Beach, Florida (the “Beachfront Parcel”). The Beachfront Parcel was acquired by the venture for approximately $11.3 million, of which the Company contributed approximately $5.7 million. As of December 31, 2015, the real estate venture was fully consolidated as the Company determined that it was the primary beneficiary of the variable interest entity (“VIE”).

On November 17, 2016, the Company acquired the unaffiliated third party’s 50% interest for approximately $4.8 million, a discount of approximately $879,000. The discount was recorded through equity on the consolidated balance sheet during the year ended December 31, 2016. The Company evaluated its interest in the Beachfront Parcel for impairment and determined that no impairment was necessary as of December 31, 2016. As the Company owned the entire real estate venture as of December 31, 2018 or 2017, there is no longer a consolidated VIE.

During the first quarter of 2018, the Company completed the construction of two single-tenant restaurants located on the Beachfront Parcel with a cost basis of approximately $11.7 million, which was included in Land and Development Costs on the Company’s consolidated balance sheet as of December 31, 2017. The total cost of construction was approximately $6.8 million. Upon completion of the construction and commencement of the tenant leases (described herein), the total basis of approximately $18.5 million was transferred to Income Properties, Land, Buildings, and Improvements from Land and Development Costs and Construction in Process on the Company’s consolidated balance sheets. The Company’s 15-year lease agreement with the operator of LandShark Bar & Grill, for an approximately 6,264 square foot restaurant property, includes annual rent based on a percentage of the tenant’s net operating income (“NOI”) until the Company has received its investment basis in the property; thereafter, the Company will receive a lower percentage of the tenant’s NOI during the remaining lease term. The Company’s 15-year lease agreement with the operator of Cocina 214 Restaurant & Bar, for the second restaurant property includes annual rent equal to the greater of $360,000 per year or a certain percentage of gross sales, and also provides for additional percentage rent upon the achievement of certain gross sales thresholds.

Daytona Beach Development. We may selectively acquire other real estate in Daytona Beach, Florida. We may target either vacant land or land with existing structures that we would demolish and develop into additional income properties. During 2018, the Company acquired a 5-acre parcel of land with existing structures in downtown Daytona Beach, for a purchase price of approximately $2.0 million. As of December 31, 2018, the Company has also acquired other contiguous parcels totaling approximately 1-acre for approximately $1.8 million. Combined, these parcels represent the substantial portion of an entire city block in downtown Daytona Beach adjacent to International Speedway Boulevard, a major thoroughfare in Daytona Beach. The combined 6 acres is located in an opportunity zone and a community redevelopment area. In addition, this property is proximate to the future headquarters of Brown & Brown Inc., the sixth largest insurance broker in the U.S. and a publicly listed company that will be occupied by at least 600 of their employees. We have engaged a national real estate brokerage firm to assist us in identifying a developer or investor to acquire a portion or all of the property or to contribute into a potential joint venture to redevelop the property. We are pursuing entitlements for the potential redevelopment of these parcels, along with certain other adjacent land parcels, some of which we have under contract for purchase. Our intent for investments in the Daytona Beach area is to target opportunistic acquisitions of select catalyst sites, which are typically distressed, with the objective of short-to-medium investment horizons. We may enter into joint ventures or other partnerships to develop land we have acquired or may acquire in the future in lieu of self-developing.

Other Real Estate Assets. The Company owns impact fees with a cost basis of approximately $2,000 and mitigation credits with a cost basis of approximately $460,000, for a combined total of approximately $462,000 as of December 31, 2018. During the year ended December 31, 2018, the Company transferred mitigation credits with a basis of approximately $124,000 to the land acquired by Buc-ee’s. During the year ended December 31, 2018, the Company sold mitigation credits for approximately $1.0 million, for a gain of approximately $882,000, or $0.12 per share, after tax. During the year ended December 31, 2017, the Company sold mitigation credits for approximately $1.6 million, for a gain of approximately $1.3 million, or $0.15 per share, after tax. Additionally, the Company recorded the transfer of mitigation credits with a cost basis of approximately $298,000 as a charge to direct cost of revenues of real estate operations during the year ended December 31, 2017, as more fully described in Note 20, “Commitments and Contingencies.” During the years ended December 31, 2018 and 2017, the Company received cash payments of approximately $338,000 and $519,000, respectively, for impact fees with a cost basis that was generally of equal value. Additionally, during the year ended December 31, 2018, impact fees with a cost basis of approximately $72,000 were transferred to the beachfront restaurant leased to LandShark Bar & Grill.

Subsurface Interests. As of December 31, 2018, the Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 455,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage.

There were no subsurface sales during the year ended December 31, 2018. During the year ended December 31, 2017, the Company sold approximately 38,750 acres of subsurface interests in Osceola County, Florida for approximately $2.1 million (the "Osceola Subsurface Sale"). The gain from the Osceola Subsurface Sale totaled approximately $2.08 million, or $0.23 per share, after tax.

During 2011, an eight-year oil exploration lease was executed covering a portion of our Subsurface Interests. On September 20, 2017, the Company amended the oil exploration lease to, among other things, extend the expiration of the original term for five additional years to the new expiration date of September 22, 2024. The lease is effectively thirteen one-year terms as the lessee has the option to terminate the lease at the end of each lease year. The lessee has exercised renewal options through lease year eight ending September 22, 2019. The terms of the lease state that the Company will receive royalty payments if production occurs, and may receive additional annual rental payments if the lease is continued in years nine through thirteen. The lease calls for annual lease payments which are recognized as revenue ratably over the respective twelve-month lease periods. Pursuant to the amendment for the Year 8 renewal, the annual lease payment is to be paid in installments. In addition, non-refundable drilling penalty payments are made as required by the drilling requirements in the lease, which are recognized as revenue when earned, i.e. when the amount is agreed upon. The lessor, an affiliate of Kerogen Exploration LLC, has submitted a drilling permit application in Hendry County to allow for drilling to commence.

Lease payments on the respective acreages and drilling penalties received through lease year eight are as follows:

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

(1) Generally, cash payment for the Lease Payment and Drilling Penalty is received on or before the first day of the lease year. The Drilling Penalty, which is due within thirty days from the end of the prior lease year, is recorded as revenue when earned, i.e. when the amount is agreed upon, while the Lease Payment is recognized on a straight-line basis over the respective lease term. Pursuant to the amendment for the Year 7 renewal, the Lease Payment and Drilling Penalty were both received on October 11, 2017. Pursuant to the amendment for the Year 8 renewal, the Lease Payment and Drilling Penalty are to be received in monthly installments. As of December 31, 2018, $855,000 of the total approximately $957,000 has been received pursuant to the payment schedule. See separate disclosure of revenue recognized per period below.

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the years December 31, 2018, 2017, and 2016, lease income of approximately $807,000, $807,000, and $1.1 million was recognized, respectively. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2019 or, if extended, the terms or conditions of such extension.

During the years ended December 31, 2018, 2017, and 2016, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Production volume from these oil wells was 39,186 barrels in 2018, 60,287 barrels in 2017, and 50,441 barrels in 2016, resulting in revenues received from oil royalties of approximately $72,000, $86,000, and $50,000, respectively.

The Company is not prohibited from selling any or all of its Subsurface Interests. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee typically based on a percentage of the surface value. Should the Company complete a transaction to sell all or a portion of its Subsurface Interests or complete a release transaction, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments including income-producing properties. During the year ended December 31, 2018, the Company completed a transaction releasing our surface entry rights on approximately 600 acres in exchange for approximately $185,000 in cash and fee title to approximately 40 additional acres in Hendry County, valued at approximately $320,000. Including the non-cash value received, the gain from the transaction totaled approximately $435,000, or $0.06 per share, after tax. Additional cash payments for the release of surface entry rights during 2018 totaled approximately $73,000. Cash payments for the release of surface entry rights totaled approximately $493,000 during the year ended December 31, 2016, while there were no releases of surface entry rights during the year ended December 31, 2017.

In addition, the Company generated revenue of approximately $250,000 during the year ended December 31, 2016 from fill dirt excavation agreements, with no such revenue generated during the years ended December 31, 2018 and 2017.

NOTE 6. INVESTMENTS IN JOINT VENTURES

Mitigation Bank. The Investment in Joint Venture on the Company’s consolidated balance sheet represents the Company’s ownership interest in the Mitigation Bank (the “JV Investment”). We have concluded the Mitigation Bank is a variable interest entity and is accounted for under the equity method of accounting as the Company is not the primary beneficiary as defined in FASB ASC Topic 810, Consolidation. The significant factors related to this determination include, but are not limited to, the Mitigation Bank being jointly controlled by the members through the use of unanimous approval for all material actions and the retention by the Venture of a third party as the day-to-day manager of the Mitigation Bank property, responsible for the maintenance, generation, tracking, and other aspects of wetland mitigation credits. Under the guidance of FASB ASC 323, Investments-Equity Method and Joint Ventures, the Company uses the equity method to account for the JV Investment.

The following table provides summarized financial information of the Venture as of December 31, 2018:

As of
December 31, 2018
($000's)
Assets, cash and cash equivalents	$2,316
Assets, prepaid expenses	19
Assets, investment in mitigation credit assets	1,511
Assets, property, plant, and equipment	18
Total Assets	$3,864

Liabilities, accounts payable, deferred mitigation credit sale revenue	$62
Equity	$3,802
Total Liabilities & Equity	$3,864

Beachfront Parcel. During the year ended December 31, 2015, the Company acquired, through a real estate venture with an unaffiliated third-party institutional investor, an interest in the Beachfront Parcel. The Company acquired its 50% interest in the real estate venture for approximately $5.7 million and served as its general partner with day-to-day management responsibilities. The venture was structured such that the Company earned a base management fee and would have received a preferred interest as well as a promoted interest if certain return hurdles were achieved. The Company’s preferred interest represented the first 9% of the investment return achieved at the disposition of the property. GAAP requires consolidation of a VIE in which an enterprise has a controlling financial interest and is the primary beneficiary. Upon entering into the venture described above and as of December 31, 2015, the Company determined it had a controlling financial interest and is the primary beneficiary; therefore, the venture was a VIE and was consolidated in the Company’s financial statements.

On November 17, 2016, the Company acquired the unaffiliated third party’s interest for approximately $4.8 million, a discount of approximately $879,000. The discount was recorded through equity on the consolidated balance sheet during the quarter and year ended December 31, 2016. The Company evaluated its interest in Beachfront Parcel for impairment and determined that no impairment was necessary as of December 31, 2016. As the Company owned the entire real estate venture as of December 31, 2016, there is no longer a consolidated VIE. The Company’s consolidated statements of operations included a net loss from the noncontrolling interest in the Beachfront Parcel VIE of approximately $52,000 during the year ended December 31, 2016.

NOTE 7.       INVESTMENT SECURITIES

During the year ended December 31, 2016, the Company completed the disposition of its remaining position in investment securities, including common stock and debt securities of a publicly traded real estate company, with a total basis of approximately $6.8 million, resulting in net proceeds of approximately $6.3 million, or a loss of approximately $576,000.

The Company had no remaining available-for-sale securities as of December 31, 2018, 2017, or 2016.

The following is a table reflecting the gains and losses recognized on the sale of investment securities during the years ended December 31, 2018, 2017, and 2016:

	For the Year Ended December 31,
	2018	2017	2016
Proceeds from the Disposition of Debt Securities	$—	$—	$827,738
Cost Basis of Debt Securities Sold	—	—	(843,951)
Loss recognized in Statement of Operations on the Disposition of Debt Securities	—	—	(16,213)
Proceeds from the Disposition of Equity Securities	—	—	5,424,624
Cost Basis of Equity Securities Sold	—	—	(5,983,978)
Gain (Loss) recognized in Statement of Operations on the Disposition of Equity Securities	$—	$—	$(559,354)
Total Gain (Loss) recognized in Statement of Operations on the Disposition of Debt and Equity Securities	$—	$—	$(575,567)

NOTE 8.       FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Cash and Cash Equivalents - Level 1	$2,466,978	$2,466,978	$6,559,409	$6,559,409
Restricted Cash - Level 1	19,721,475	19,721,475	6,508,131	6,508,131
Commercial Loan Investments - Level 2	—	—	11,925,699	12,015,628
Long-Term Debt - Level 2	247,624,811	248,765,650	195,816,364	200,000,776

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

The following table presents the fair value of assets measured on a recurring basis by Level at December 31, 2018:

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	12/31/2018

Cash Flow Hedge - Interest Rate Swap	$651,722	$—	$651,722	$—
Total	$651,722	$—	$651,722	$—

The following table presents the fair value of assets measured on a recurring basis by Level at December 31, 2017:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	12/31/2017	Assets (Level 1)	(Level 2)	(Level 3)

Cash Flow Hedge - Interest Rate Swap	$606,621	$—	$606,621	$—
Total	$606,621	$—	$606,621	$—

No assets were measured on a non-recurring basis as of December 31, 2018 or 2017.

NOTE 9.       INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of December 31, 2018 and 2017:

	As of
	December 31, 2018	December 31, 2017
Intangible Lease Assets:
Value of In-Place Leases	$39,189,008	$36,827,226
Value of Above Market In-Place Leases	4,114,715	2,966,322
Value of Intangible Leasing Costs	14,791,111	10,405,135
Sub-total Intangible Lease Assets	58,094,834	50,198,683
Accumulated Amortization	(14,539,389)	(11,440,624)
Sub-total Intangible Lease Assets—Net	43,555,445	38,758,059
Intangible Lease Liabilities (included in accrued and other liabilities):
Value of Below Market In-Place Leases	(35,321,234)	(35,312,017)
Sub-total Intangible Lease Liabilities	(35,321,234)	(35,312,017)
Accumulated Amortization	7,930,884	5,541,576
Sub-total Intangible Lease Liabilities—Net	(27,390,350)	(29,770,441)
Total Intangible Assets and Liabilities—Net	$16,165,095	$8,987,618

During the year ended December 31, 2018, the value of in-place leases increased by approximately $6.7 million, the value of above-market in-place leases increased by approximately $2.9 million, the value of intangible leasing costs increased by approximately $6.0 million, and the value of below-market in-place leases increased by approximately $1.3 million due to the acquisition of eleven single-tenant income properties, offset by the net amortization of approximately $3.5 million and the reclassification of approximately $3.6 million of intangible lease assets and liabilities to held for sale for related to four multi-tenant income properties, for a net increase during 2018 of approximately $7.2 million.

As of December 31, 2018 and 2017, approximately $24.4 and $26.7 million, respectively, of the total below market in-place lease value is related to the Wells Fargo property located in Raleigh, North Carolina which was acquired on November 18, 2015.

The following table reflects the net amortization of intangible assets and liabilities during the years ended December 31, 2018, 2017, and 2016:

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	($000's)	($000's)	($000's)
Depreciation and Amortization Expense	$5,872	$4,776	$2,696
Increase to Income Properties Revenue	(2,339)	(2,194)	(2,240)
Net Amortization of Intangible Assets and Liabilities	$3,533	$2,582	$456

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows:

		Future Accretion	Net Future
	Future	to Income	Amortization of
	Amortization	Property	Intangible Assets
Year Ending December 31,	Amount	Revenue	and Liabilities
2019	$5,312,683	$(2,506,086)	$2,806,597
2020	4,882,863	(2,434,424)	2,448,439
2021	3,492,913	(2,410,706)	1,082,207
2022	3,177,980	(2,379,065)	798,915
2023	3,085,976	(2,353,003)	732,973
Thereafter	20,241,440	(11,945,476)	8,295,964
Total	$40,193,855	$(24,028,760)	$16,165,095

As of December 31, 2018, the weighted average amortization period of both the total intangible assets and liabilities was approximately 14 years.

NOTE 10.       IMPAIRMENT OF LONG-LIVED ASSETS

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

During the year ended December 31, 2018, there were no impairment charges on the Company’s undeveloped land holdings or its income property portfolio.

During the year ended December 31, 2018, the Company wrote down the value of the golf assets comprising the Club, which resulted in a corresponding impairment charge of approximately $1.1 million, or $0.15 per share, after tax. The write-down of the golf operation assets to approximately $3.1 million and the related $1.1 million impairment charge were the result of the Company’s assessment of certain triggering events, including activities related to a review of strategic alternatives for the golf operations, occurring during the third quarter of 2018, which required an assessment of the carrying value of the golf assets comprising the Club. In the fourth quarter of 2018, the Company commenced efforts to pursue the monetization of the golf operations and assets comprising the Club. Accordingly, as of December 31, 2018 and 2017, the golf assets comprising the Club have been classified as held for sale in the accompanying consolidated balance sheets and the results of golf operations have been classified as discontinued operations in the accompanying consolidated statements of income for the years ended December 31, 2018, 2017, and 2016.

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

NOTE 11.       OTHER ASSETS

Other assets consisted of the following:

	As of
	December 31, 2018	December 31, 2017
Income Property Tenant Receivables	$627,691	$895,476
Income Property Straight-line Rent Adjustment	4,304,279	2,517,195
Income Property Lease Incentive	2,394,246	2,696,678
Interest Receivable from Commercial Loan Investments	—	38,078
Cash Flow Hedge - Interest Rate Swap	651,722	606,621
Infrastructure Reimbursement Receivables	1,847,375	2,213,305
Deferred Deal Costs	425,476	480,257
Prepaid Expenses, Deposits, and Other	2,634,664	2,773,047
Total Other Assets	$12,885,453	$12,220,657

Income Property Lease Incentive. As of December 31, 2018, the Income Property Lease Incentive of approximately $2.4 million relates to a tenant improvement allowance of approximately $2.7 million provided to Hilton Grand Vacations in conjunction with the extension of their leases of two buildings from November 30, 2021 to November 30, 2026, offset by approximately $353,000 of accumulated amortization which has been recognized as an offset to rental revenue. The remaining balance will be amortized over the remaining term of the leases.

Infrastructure Reimbursement Receivables. As of December 31, 2018 and 2017, the Infrastructure Reimbursement Receivables were all related to the land sales within the Tomoka Town Center. The balance as of December 31, 2018 consisted of approximately $1,400,000 due from Tanger for infrastructure reimbursement to be repaid in eight remaining annual installments of $175,000, net of a discount of approximately $153,000, and approximately $660,000 due from Sam’s Club for infrastructure reimbursement to be repaid in six remaining annual installments of $110,000, net of a discount of approximately $60,000.

Deferred Deal Costs. Deferred Deal Costs represent legal costs incurred in advance of the potential execution of and/or closing of a contract for the disposition of assets, primarily land sales. The costs are deferred and expensed at the time the transaction closes or at the time it becomes evident that the transaction will not be completed. During the years ended December 31, 2018, 2017, and 2016, approximately $380,000, $717,000, and $243,000, respectively, of deal costs were expensed at the time the related transactions were closed. Additionally, during the years ended December 31, 2018, 2017, and 2016, approximately $150,000, $15,000, and $10,000, respectively, of deal costs were expensed at the time it became evident that the transaction would not be completed.

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

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Income Available to Common Shareholders:
Net Income	$37,167,790	$41,719,424	$16,251,248
Weighted Average Shares Outstanding	5,495,792	5,538,859	5,680,165
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	33,529	40,933	13,697
Total Shares Applicable to Diluted Earnings Per Share	5,529,321	5,579,792	5,693,862

Per Share Information:
Basic
Net Income from Continuing Operations Attributable to Consolidated-Tomoka Land Co.	$7.09	$7.42	$2.93
Net Income (Loss) from Discontinued Operations Attributable to Consolidated-Tomoka Land Co. (Net of Tax)	(0.33)	0.11	(0.07)
Net Income	$6.76	$7.53	$2.86

Diluted
Net Income from Continuing Operations Attributable to Consolidated-Tomoka Land Co.	$7.04	$7.37	$2.92
Net Income (Loss) from Discontinued Operations Attributable to Consolidated-Tomoka Land Co. (Net of Tax)	(0.32)	0.11	(0.07)
Net Income	$6.72	$7.48	$2.85

In addition to the dilutive securities presented above, the effect of 15,000, 57,750, and 85,500, potentially dilutive securities were not included for the years ended December 31, 2018, 2017, and 2016, respectively, as the effect would be antidilutive.

The Company intends to settle its 4.50% Convertible Senior Notes due 2020 in cash upon conversion with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Notes will be included in our calculation of diluted net income per share using the treasury stock method. As such, the Notes have no impact on diluted net income per share until the price of our common stock exceeds the current conversion price of $68.51. The average price of our common stock during the years ended December 31, 2018, 2017, or 2016 did not exceed the conversion price which resulted in no additional diluted outstanding shares.

NOTE 13.       TREASURY STOCK

In the first quarter of 2017, the Company announced a $10 million stock repurchase program (the “$10 Million Repurchase Program”) under which approximately $4.6 million of the Company’s common stock had been repurchased as of December 31, 2017. On July 18, 2018, the Company’s Board of Directors approved an increase of approximately $7.1 million to the stock repurchase program, refreshing the total program to an aggregate of $10 million. During the year ended December 31, 2018, the Company repurchased 168,602 shares of its common stock on the open market for a total cost of approximately $9.8 million, or an average price per share of $58.35. The shares of the Company’s common stock repurchased during the year ended December 31, 2018 were returned to the Company’s treasury.  Subsequent to December 31, 2018 and prior to the date of this report, the Company completed the $10 million program through the repurchase of 46,136 shares of its common stock on the open market for a total cost of approximately $2.7 million, or an average price per share of $57.82. In January 2019, the Company’s Board of Directors approved an increase of $10.0 million to the stock repurchase program, refreshing the total program to an aggregate of $10 million.

NOTE 14.       LONG-TERM DEBT

As of December 31, 2018, the Company’s outstanding indebtedness, at face value, was as follows:

	Face	Maturity	Interest
	Value Debt	Date	Rate
Credit Facility	$120,745,579	September 2021	30 ‑day LIBOR plus 1.50% -2.20%
Mortgage Note Payable (originated with Wells Fargo) (1)	30,000,000	October 2034	4.330%
Mortgage Note Payable (originated with Wells Fargo) (2)	24,557,468	April 2021	30 ‑day LIBOR plus 1.90%
4.50% Convertible Senior Notes due 2020, net of discount	75,000,000	March 2020	4.500%
Total Long-Term Face Value Debt	$250,303,047

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

At December 31, 2018, the current commitment level under the Credit Facility was $150.0 million. The available borrowing capacity under the Credit Facility was approximately $29.3 million, based on the level of borrowing base assets. As of December 31, 2018, the Credit Facility had a $120.7 million balance. On February 28, 2019, the Company paid down the outstanding balance on the Credit Facility in the amount of $23.0 million and as a result the outstanding balance on the Credit Facility totaled approximately $97.7 million and the available borrowing capacity, after removing the multi-tenant property sold in February 2019, was approximately $46.3 million, based on the level of borrowing base assets.

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

Convertible Debt. The Company’s $75.0 million aggregate principal amount of 4.50% Convertible Notes (the “Notes”) will mature on March 15, 2020, unless earlier purchased or converted. The initial conversion rate was 14.5136 shares of common stock for each $1,000 principal amount of Notes, which represented an initial conversion price of approximately $68.90 per share of common stock. Since July of 2016, when the Company’s Board of Directors implemented a quarterly dividend in place of the previous semi-annual dividend, the conversion rate has been adjusted with each successive quarterly dividend and is currently, after the fourth quarter 2018 dividend, equal to 14.5969 shares of common stock for each $1,000 principal amount of Notes, which represents an adjusted conversion price of approximately $68.51 per share of common stock.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Notes for conversion prior to December 15, 2019 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of Notes, or specified corporate events including a change in control of the Company. The Company may not redeem the Notes prior to the stated maturity date and no sinking fund is provided for the Notes. The Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized into interest expense through the maturity date of the Notes. As of December 31, 2018, the unamortized debt discount of our Notes was approximately $1.7 million.

Long-term debt consisted of the following:

	December 31, 2018		December 31, 2017
		Due Within		Due Within
	Total	One Year	Total	One Year
Credit Facility	$120,745,579	$—	$70,000,000	$—
Mortgage Note Payable (originated with Wells Fargo)	30,000,000	—	30,000,000	—
Mortgage Note Payable (originated with Wells Fargo)	24,557,468	—	25,000,000	—
4.50% Convertible Senior Notes due 2020, net of discount	73,348,731	—	72,075,295	—
Loan Costs, net of accumulated amortization	(1,026,967)	—	(1,258,931)	—
Total Long-Term Debt	$247,624,811	$—	$195,816,364	$—

Payments applicable to reduction of principal amounts will be required as follows:

Year Ending December 31,	Amount
2019	$—
2020	75,000,000
2021	145,303,047
2022	—
2023	—
Thereafter	30,000,000
Total Long-Term Debt - Face Value	$250,303,047

The carrying value of long-term debt as of December 31, 2018 consisted of the following:

Total
Current Face Amount	$250,303,047
Unamortized Discount on Convertible Debt	(1,651,269)
Loan Costs, net of accumulated amortization	(1,026,967)
Total Long-Term Debt	$247,624,811

The following table reflects a summary of interest expense incurred and paid during the years ended December 31, 2018, 2017, and 2016:

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	($000's)	($000's)	($000's)
Interest Expense	$8,655	$7,034	$6,804
Amortization of Loan Costs	495	509	828	(1)
Amortization of Discount on Convertible Notes	1,273	1,195	1,121
Capitalized Interest	—	(215)	—
Total Interest Expense	$10,423	$8,523	$8,753

Total Interest Paid	$8,419	$7,060	$6,779

(1)The approximately $828,000 of amortization of loan costs during the year ended December 31, 2016 included approximately $367,000 of unamortized loan costs which were written off and included in interest expense related to the $23.1 million mortgage loan assumed by the buyer upon closing the Portfolio Sale on September 16, 2016.

The Company was in compliance with all of its debt covenants as of December 31, 2018 and 2017.

NOTE 15.       INTEREST RATE SWAP

During April 2016, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the $25.0 million mortgage note payable as discussed in Note 14, “Long-Term Debt.” During the years ended December 31, 2018 and 2017, the interest rate swap agreement was 100% effective. Accordingly, the change in fair value on the interest rate swap has been classified in accumulated other comprehensive income. As of December 31, 2018 and 2017, the fair value of our interest rate swap agreement, which was a gain of approximately $652,000 and $607,000, respectively, was included in other assets on the consolidated balance sheets. The interest rate swap was effective on April 7, 2016 and matures on April 7, 2021. The interest rate swap fixed the variable rate debt on the notional amount of related debt of $24.6 million to a rate of 3.17%.

NOTE 16.       ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following:

	As of
	December 31, 2018	December 31, 2017
Accrued Property Taxes	$12,312	$66,909
Tenant Leasing Reserve Escrow	—	—
Reserve for Tenant Improvements	100,519	3,302,831
Accrued Construction Costs	350,593	1,360,950
Accrued Interest	1,430,236	1,194,681
Environmental Reserve and Restoration Cost Accrual	520,404	866,936
Other	2,783,820	2,276,154
Total Accrued and Other Liabilities	$5,197,884	$9,068,461

Tenant Leasing Reserve Escrow. In connection with the acquisition of the property in Aspen, Colorado on February 21, 2018, the master tenant funded approximately $2.25 million at closing which is being held by the Company in a leasing reserve. During the year ended December 31, 2018 eligible costs totaling approximately $2.25 million were funded from the escrow account which included approximately $935,000 of the Company’s costs incurred related to the property acquisition, approximately $852,000 in base rent payments, and a cash payment to the master tenant of approximately $463,000 for tenant improvements, leaving no remaining escrow balance as of December 31, 2018.

Reserve for Tenant Improvements. The reduction of the balance during the year ended December 31, 2018 reflects the payment of approximately $2.7 million for a tenant improvement allowance provided to Hilton Grand Vacations in conjunction with the extension of their leases of two buildings from November 30, 2021 to November 30, 2026 which was accrued for as of December 31, 2017. In addition, in connection with the acquisition on April 28, 2017, of the property in Tampa, Florida, leased to LA Fitness, the Company was credited approximately $400,000 at closing for certain tenant improvements. During the quarter ended June 30, 2018, the tenant completed the improvements and the Company funded $400,000 to LA Fitness.

Environmental Reserve. During the year ended December 31, 2014, the Company accrued an environmental reserve of approximately $110,000 in connection with an estimate of additional costs required to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida, on which environmental remediation work had previously been performed. The Company engaged legal counsel who, in turn, engaged environmental engineers to review the site and the prior monitoring test results. During the year ended December 31, 2015, their review was completed, and the Company made an additional accrual of approximately $500,000, representing the low end of the range of possible costs estimated by the engineers to be between approximately $500,000 and $1.0 million to resolve this matter subject to the approval of the state department of environmental protection (the “FDEP”). The FDEP issued a Remedial Action Plan Modification Approval Order (the “FDEP Approval”) in August 2016 which supports the approximate $500,000 accrual made in 2015. The Company is implementing the remediation plan pursuant to the FDEP Approval. During the fourth quarter of 2017, the Company made an additional accrual of approximately $51,000 for the second year of monitoring as the low end of the original range of estimated costs was increased for the amount of monitoring now anticipated. Since the total accrual of approximately $661,000 was made, approximately $570,000 in costs have been incurred through December 31, 2018, leaving a remaining accrual of approximately $91,000.

Restoration Accrual. As part of the resolution of a regulatory matter pertaining to the Company’s prior agricultural activities on certain of the Company’s land located in Daytona Beach, Florida, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible wetlands restoration costs for approximately 148.4 acres within such land, and such estimated costs were included on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. The final proposal for restoration work was received during the second quarter of 2016 which totaled approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was recorded during the second quarter of 2016. The Company has funded approximately $1.6 million of the total $2.0 million of estimated costs through the period ended December 31, 2018, leaving a remaining accrual of approximately $430,000. This matter is more fully described in Note 20 “Commitments and Contingencies.”

NOTE 17.       DEFERRED REVENUE

Deferred revenue consisted of the following:

	As of
	December 31, 2018	December 31, 2017
Deferred Oil Exploration Lease Revenue	$585,675	$585,675
Deferred Revenue on Land Sales	831,320	—
Prepaid Rent	1,621,620	1,126,408
Tenant Contributions	4,104,151	—
Other Deferred Revenue	58,838	89,613
Total Deferred Revenue	$7,201,604	$1,801,696

Deferred Oil Exploration Lease Revenue. Pursuant to the amendment for the Year 8 renewal of the oil exploration lease, the annual lease payment is approximately $807,000, which is being recognized ratably over the twelve-month lease period ending in September 2019. As of December 31, 2018, $705,000 of the total approximately $807,000 lease payment has been received with the remainder due in one remaining monthly installment. The oil exploration lease is more fully described in Note 5 “Land and Subsurface Interests.”

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

Approximately $101,000 was recognized into income property rental revenue through December 31, 2018, leaving an aggregate balance of approximately $2.3 million, related to the Company’s total acquisition cost of approximately $29.0 million, to be recognized over the remaining term of the lease.

In connection with the construction of the beachfront restaurant leased to Cocina 214 Restaurant & Bar in Daytona Beach, Florida, the tenant contributed approximately $1.9 million of the building and tenant improvements owned by the Company through direct payments to various third-party construction vendors. Approximately $117,000 was recognized into income property rental revenue through December 31, 2018, leaving a balance of approximately $1.8 million to be recognized over the remaining term of the lease.

NOTE 18.       STOCK-BASED COMPENSATION

SUMMARY OF STOCK-BASED COMPENSATION

A summary of share activity for all equity classified stock compensation during the year ended December 31, 2018, is presented below:

	Shares		Vested /			Shares
	Outstanding	Granted	Exercised	Expired	Forfeited	Outstanding
Type of Award	at 1/1/2018	Shares	Shares	Shares	Shares	at 12/31/2018
Equity Classified - Performance Share Awards - Peer Group Market Condition Vesting	12,635	15,445	—	—	—	28,080
Equity Classified - Market Condition Restricted Shares - Stock Price Vesting	29,750	—	(7,750)	—	—	22,000
Equity Classified - Three Year Vest Restricted Shares	37,390	17,712	(18,883)	—	(1,267)	34,952
Equity Classified - Non-Qualified Stock Option Awards	90,000	—	(10,000)	—	—	80,000
Total Shares	169,775	33,157	(36,633)	—	(1,267)	165,032

Amounts recognized in the financial statements for stock options, stock appreciation rights, and restricted stock are as follows:

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Accelerated Charge for Stock-Based Compensation	$—	$—	$1,649,513
Recurring Charge for Stock-Based Compensation	1,684,250	1,437,223	1,529,370
Total Cost of Share-Based Plans Charged Against Income Before Tax Effect	$1,684,250	$1,437,223	$3,178,883

Income Tax Expense Recognized in Income	$(426,873)	$(554,409)	$(1,226,254)

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

A summary of activity during the years ended December 31, 2018, 2017, and 2016 is presented below:

Wtd. Avg.
Performance Shares with Market Conditions	Shares	Fair Value
Outstanding at January 1, 2016	—	$—
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2016	—	—
Granted	12,635	55.66
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2017	12,635	55.66
Granted	15,445	74.99
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2018	28,080	$66.29

As of December 31, 2018, there was approximately $1.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to Performance Share awards, which will be recognized over a remaining weighted average period of 1.8 years.

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

A summary of activity during the years ended December 31, 2018, 2017, and 2016 is presented below:

Wtd. Avg.
Grant Date
Market Condition Non-Vested Restricted Shares	Shares	Fair Value
Outstanding at January 1, 2016	2,400	$23.42
Granted	—	—
Vested	(2,300)	23.42
Expired	—	—
Forfeited	(100)	23.42
Outstanding at December 31, 2016	—	—
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2017	—	—
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2018	—	$—

As of December 31, 2018, there is no unrecognized compensation as there are no outstanding shares remaining.

Market Condition Restricted Shares– Stock Price Vesting

“Inducement” grants of 96,000 and 17,000 shares of restricted Company common stock were awarded to John P. Albright and Mark E. Patten in 2011 and 2012, respectively. Mr. Albright’s restricted shares were granted outside of the 2010 Plan while Mr. Patten’s restricted shares were awarded under the 2010 Plan. The Company filed a registration statement with the Securities and Exchange Commission on Form S-8 to register the resale of Mr. Albright’s restricted stock under this award. The restricted shares were to vest in six increments based upon the price per share of the Company’s common stock during the term of their employment (or within sixty days after termination of employment by the Company without cause) meeting or exceeding the target trailing sixty-day average closing prices ranging from $36 per share for the first increment to $65 per share for the final increment. If any increment of the restricted shares were to fail to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares would have been forfeited. The first four increments of Mr. Albright’s awards vested, while the remaining 32,000 unvested “inducement” grant restricted shares, for the $60 and $65 price increments, awarded to Mr. Albright in 2011, expired without vesting on August 1, 2017. As of December 31, 2018, all six increments of Mr. Patten’s grants had vested.

Additional grants of 2,500 and 3,000 shares of restricted Company common stock were awarded to Daniel E. Smith and Steven R. Greathouse under the 2010 Plan, during the fourth quarter of 2014 and the first quarter of 2015, respectively. The restricted shares were to vest in two increments based upon the price per share of Company common stock during the term of their employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing sixty-day average closing prices of $60 per share and $65 per share for the two increments. If any increment of the restricted shares were to fail to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares would have been forfeited. As of December 31, 2018, both increments of Mr. Smith’s and Mr. Greathouse’s awards had vested.

A grant of 94,000 shares of restricted Company common stock was awarded to Mr. Albright under the 2010 Plan during the second quarter of 2015 under a new five-year employment agreement. On February 26, 2016, 72,000 of these shares were surrendered due to an over-grant by the Company, of which (i) 4,000 were re-granted on February 26, 2016 with terms identical to those of the surrendered restricted stock, and (ii) 68,000 were permanently surrendered. The 26,000 shares of restricted Company common stock outstanding from these grants were to vest in four increments based upon the price per share of Company common stock during the term of his employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing thirty-day average closing prices ranging from $60 and $65 per share for the first two increments of 2,000 shares each, $70 per share for the third increment of 18,000 shares, and $75 per share for the fourth increment of 4,000 shares. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to January 28, 2021, that increment of the restricted shares will be forfeited. As of December 31, 2018, the first two increments of this award had vested.

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

A summary of the activity for these awards during the years ended December 31, 2018, 2017, and 2016 is presented below:

		Wtd. Avg.
Market Condition Non-Vested Restricted Shares	Shares	Fair Value
Outstanding at January 1, 2016	137,500	$30.58
Granted	4,000	38.98
Vested	—	—
Expired	—	—
Forfeited	(72,000)	34.46
Outstanding at December 31, 2016	69,500	27.03
Granted	—	—
Vested	(7,750)	34.30
Expired	(32,000)	14.08
Forfeited	—	—
Outstanding at December 31, 2017	29,750	39.07
Granted	—	—
Vested	(7,750)	31.58
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2018	22,000	$41.71

In connection with the permanent surrender of 68,000 shares of restricted Company common stock, approximately $1.6 million of related stock-based compensation expense was recognized during the year ended December 31, 2016 to accelerate the remaining expense pertaining the total grant date fair value of these awards.

As of December 31, 2018, there is no unrecognized compensation cost related to market condition restricted stock.

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

A summary of activity for these awards during the years ended December 31, 2018, 2017, and 2016, is presented below:

		Wtd. Avg.
		Fair Value
Three Year Vest Non-Vested Restricted Shares	Shares	Per Share
Outstanding at January 1, 2016	26,900	$49.73
Granted	21,100	44.88
Vested	(10,363)	47.89
Expired	—	—
Forfeited	(133)	46.08
Outstanding at December 31, 2016	37,504	47.53
Granted	17,451	55.06
Vested	(17,298)	46.70
Expired	—	—
Forfeited	(267)	52.51
Outstanding at December 31, 2017	37,390	51.39
Granted	17,712	65.33
Vested	(18,883)	51.57
Expired	—	—
Forfeited	(1,267)	59.39
Outstanding at December 31, 2018	34,952	$58.07

As of December 31, 2018, there was approximately $1.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three-year vest non-vested restricted shares, which will be recognized over a remaining weighted average period of 1.7 years.

Non-Qualified Stock Option Awards

Pursuant to the Non-Qualified Stock Option Award Agreements between the Company and Messrs. Albright, Patten, and Smith, each of these Company employees was granted an option to purchase 50,000, 10,000, and 10,000 shares of Company common stock, in 2011, 2012, and 2014, respectively, under the 2010 Plan, with an exercise price per share equal to the fair market value on their respective grant dates. One-third of the options vested on each of the first, second, and third anniversaries of their respective grant dates, provided the recipient was an employee of the Company on those dates. In addition, any unvested portion of the options will vest upon a change in control. The options expire on the earliest of: (a) the tenth anniversary of the grant date; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability. Mr. Patten exercised his option to purchase 10,000 shares of Company common stock during the year ended December 31, 2018.

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

A summary of the activity for these awards during the years ended December 31, 2018, 2017, and 2016, is presented below:

			Wtd. Avg.
			Remaining
			Contractual	Aggregate
		Wtd. Avg.	Term	Intrinsic
Non-Qualified Stock Option Awards	Shares	Ex. Price	(Years)	Value
Outstanding at January 1, 2016	116,850	$48.63
Granted	40,000	55.62
Exercised	(3,350)	34.95
Expired	—	—
Forfeited	(40,000)	55.62
Outstanding at December 31, 2016	113,500	49.03
Granted	—	—
Exercised	(23,500)	34.95
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2017	90,000	52.71
Granted	—	—
Exercised	(10,000)	29.34
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2018	80,000	$55.63	6.50	$25,000
Exercisable at January 1, 2018	73,000	$51.94	6.88	$843,968
Exercisable at December 31, 2018	80,000	$55.63	6.50	$25,000

A summary of the non-vested options for these awards during the years ended December 31, 2018, 2017, and 2016, is presented below:

		Fair Value
		of Shares
Non-Qualified Stock Option Awards	Shares	Vested
Non-Vested at January 1, 2016	88,260
Granted	40,000
Vested	(51,360)	$2,643,088
Expired	—
Forfeited	(40,000)
Non-Vested at December 31, 2016	36,900
Granted	—
Vested	(19,900)	$1,094,066
Expired	—
Forfeited	—
Non-Vested at December 31, 2017	17,000
Granted	—
Vested	(17,000)	$952,068
Expired	—
Forfeited	—
Non-Vested at December 31, 2018	—

No options were granted during the year ended December 31, 2018. The total intrinsic value of options exercised during the year ended December 31, 2018 was approximately $349,000. As of December 31, 2018, there is no unrecognized compensation cost related to non-qualified, non-vested stock option awards.

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

There was no remaining liability as of December 31, 2018 or 2017, because there were no options outstanding and exercisable.

A summary of share option activity under the 2001 Plan during the years ended December 31, 2018, 2017, and 2016 is presented below:

Stock Options

Wtd. Avg.
Remaining
			Contractual	Aggregate
		Wtd. Avg.	Term	Intrinsic
Liability-Classified Stock Options	Shares	Ex. Price	(Years)	Value
Outstanding at January 1, 2016	18,000	$64.69
Granted	—	—
Exercised	—	—
Expired	(3,000)	67.27
Forfeited	(4,000)	64.99
Outstanding at December 31, 2016	11,000	63.87
Granted	—	—
Exercised	(6,000)	52.73
Expired	(5,000)	52.73
Forfeited	—	—
Outstanding at December 31, 2017	—	—
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2018	—	$—	—	$—
Exercisable at December 31, 2018	—	$—	—	$—

No options remained outstanding and exercisable as of December 31, 2018 or 2017.

Stock Appreciation Rights

Wtd. Avg.
Remaining
			Contractual	Aggregate
		Wtd. Avg.	Term	Intrinsic
Liability-Classified Stock Appreciation Rights	Shares	Fair Value	(Years)	Value
Outstanding at January 1, 2016	18,000	$2.64
Granted	—	—
Exercised	—	—
Expired	(3,000)	—
Forfeited	(4,000)	0.87
Outstanding at December 31, 2016	11,000	1.33
Granted	—	—
Exercised	(6,000)	3.84
Expired	(5,000)	—
Forfeited	—	—
Outstanding at December 31, 2017	—	—
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2018	—	$—	—	$—
Exercisable at December 31, 2018	—	$—	—	$—

No stock appreciation rights remained outstanding and exercisable as of December 31, 2018 or 2017.

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

Following are assumptions used in determining the fair value of stock options and stock appreciation rights for the year ended December 31, 2016. There were no assumptions for the years ended December 31, 2018 and 2017 as there are no remaining stock options or stock appreciation rights:

Assumptions at:	December 31, 2018		December 31, 2017		December 31, 2016
Expected Volatility	—%		—%		14.13%
Expected Dividends	—%		—%		0.22%
Expected Term	—	years	—	years	0.61	years
Risk-Free Rate	—%		—%		0.66%

There were no stock options or stock appreciation rights granted under the 2001 Plan during the years ended December 31, 2018, 2017, or 2016.

NOTE 19.       INCOME TAXES

Total income tax benefit (expense) are summarized as follows:

	Year ended December 31,
	2018	2017	2016

Income Tax (Expense) Benefit from Continuing Operations	$(14,162,966)	$10,326,298	$(12,092,513)
Income Tax (Expense) Benefit from Discontinued Operations	608,222	(391,032)	255,659
Total Consolidated Income Tax Benefit (Expense)	$(13,554,744)	$9,935,266	$(11,836,854)

The provisions for income tax benefit (expense) from continuing operations are summarized as follows:

	2018		2017		2016
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$(543,559)	$(12,648,423)	$794,174	$8,708,485	$(159,596)	$(10,996,276)
State	(299,636)	(671,348)	70,384	753,255	(311,525)	(625,116)
Total	$(843,195)	$(13,319,771)	$864,558	$9,461,740	$(471,121)	$(11,621,392)

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

The sources of these differences and the related deferred income tax assets (liabilities) are summarized as follows:

	Deferred Tax
	2018	2017
Deferred Income Tax Assets
Depreciation	$4,904,976	$2,073,439
Intangible Lease Liabilities	7,111,608	7,512,629
Income Property Tenant Contributions	1,069,882	—
Impairment Reserves	1,393,415	1,139,918
Stock Options and Restricted Stock	977,210	883,725
Net Operating Loss Carryforward	—	266,036
Capital Loss Carryforward	20,750	20,750
Deferred Oil Lease Income	121,323	148,439
Other - Net	44,967	60,480
Gross Deferred Income Tax Assets	15,644,131	12,105,416
Less - Valuation Allowance	(272,966)	(272,966)
Net Deferred Income Tax Assets	15,371,165	11,832,450
Deferred Income Tax Liabilities
Sales of Real Estate	(67,388,733)	(52,720,764)
Income Property Lease Incentive	(606,820)	—
Discount on Equity Component of Convertible Debt	(238,200)	(421,895)
Basis Difference in Joint Venture	(764,566)	(224,715)
Interest Rate Swap	(486,543)	(452,873)
Deferred Revenue (Net of Straight-line Rent Adjustments)	(578,034)	(226,673)
Other - Net	(78,176)	(79,394)
Total Deferred Income Tax Liabilities	(70,141,072)	(54,126,314)
Net Deferred Income Tax Liabilities	$(54,769,907)	$(42,293,864)

In assessing the realizability of deferred income tax assets, Management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. We consider past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2018 and 2017, we believe it is more likely than not that a portion of the Company’s deferred income tax assets will not be realized, and accordingly, a valuation allowance has been provided. As of December 31, 2018 and 2017, the valuation allowance was approximately $273,000.

As of December 31, 2018 and 2017, the valuation allowance relates solely to a basis difference in a joint venture with a wholly owned and fully consolidated subsidiary, and no valuation allowance is provided for charitable contribution carryforwards due to the expectation of full utilization during 2018.

Following is a reconciliation of the income tax computed at the federal statutory rate of 21% for 2018 and 35% for 2017 and 2016 for continuing operations:

	Year ended December 31,
	2018	2017	2016

Income Tax (Expense) Benefit Computed at Federal Statutory Rate	$(11,137,038)	$(10,137,092)	$(9,475,601)
Increase (Decrease) Resulting from:
State Income Tax, Net of Federal Income Tax Benefit	(2,985,086)	(1,703,805)	(1,693,578)
Income Tax on Permanently Non-Deductible Items	(31,466)	66,015	(1,015,936)
Change in Corporate Federal Tax Rate	—	22,249,536	—
Other Reconciling Items	(9,376)	(148,356)	92,602
Benefit (Expense) for Income Taxes	$(14,162,966)	$10,326,298	$(12,092,513)

The effective income tax rate for each of the three years ended December 31, 2018, 2017, and 2016, including income taxes attributable to the discontinued operations, was 26.7%, (31.0)%, and 42.2%, respectively. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. During the fourth quarter of 2017, the Company recorded an income tax benefit of approximately $22.2 million due to the impact of the reduction in the corporate tax rate from 35% to 21% for the Tax Cuts and Jobs Act. During the first quarter of 2016, 68,000 shares of restricted Company common stock were permanently surrendered which constituted a discrete event in which the total related stock compensation expense charged to earnings under GAAP of approximately $2.3 million, of which approximately $1.6 million was recognized during the first quarter of 2016 and approximately $676,000 was recognized during the year ended December 31, 2016, became permanently non-deductible for tax purposes as the surrendered shares will not vest. Accordingly, no income tax benefit was recorded related to the approximately $2.3 million of stock compensation expense.

The Company files a consolidated income tax return in the United States Federal jurisdiction and the States of Arizona, Colorado, California, Florida, Georgia, Maryland, Massachusetts, New Mexico, North Carolina, Oregon, Texas, Virginia, and Washington. The Internal Revenue Service has audited the federal tax returns through the year 2012, with all proposed adjustments settled. The Florida Department of Revenue has audited the Florida tax returns through the year 2014, with all proposed adjustments settled. The Company recognizes all potential accrued interest and penalties to unrecognized tax benefits in income tax expense. For the years ended December 31, 2018, 2017, and 2016 the Company recognized no uncertain tax positions or accrued interest and penalties for uncertain tax positions.

Income taxes totaling approximately $323,000, $334,000, and $510,000 were paid during the years ended December 31, 2018, 2017, and 2016, respectively. Additionally, income taxes totaling approximately $204,000, $958,000 and $133,000 were refunded during the years ended December 31, 2018, 2017, and 2016, respectively.

NOTE 20.       COMMITMENTS AND CONTINGENCIES

MINIMUM FUTURE RENTAL PAYMENTS

The Company leases, as lessee, certain equipment under operating leases.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2018, are summarized as follows:

Year Ending December 31,	Amounts
2019	$264,952
2020	187,877
2021	119,358
2022	116,341
2023	32,765
2024 and thereafter (cumulative)	—
Total	$721,293

Rental expense under all operating leases amounted to approximately $309,000, $339,000, and $389,000, for the years ended December 31, 2018, 2017, and 2018, respectively.

MINIMUM FUTURE RENTAL RECEIPTS

Additionally, the Company, as lessor, leases certain land, buildings, and improvements under operating leases.

Minimum future rental receipts under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2018, are summarized as follows:

Year Ending December 31,	Amounts
2019	$35,056,946
2020	34,247,241
2021	31,669,389
2022	30,692,646
2023	29,134,012
2024 and thereafter (cumulative)	158,540,049
Total	$319,340,283

LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

On November 21, 2011, the Company, Indigo Mallard Creek LLC and Indigo Development LLC, as owners of the property leased to Harris Teeter, Inc. (“Harris Teeter”) in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving this property. The proposed road modifications would impact access to the property. The Company does not believe the road modifications provided a basis for Harris Teeter to terminate the lease. Regardless, in January 2013, the North Carolina Department of Transportation (“NCDOT”) proposed to redesign the road modifications to keep the all access intersection open for ingress with no change to the planned limitation on egress to the right-in/right-out only. Additionally, NCDOT and the City of Charlotte proposed to build and maintain a new access road/point into the property. Construction has begun and is not expected to be completed until 2019. Harris Teeter has expressed satisfaction with the redesigned project and indicated that it will not attempt to terminate its lease if this project is built as currently redesigned. Because the redesigned project will not be completed until 2019, the condemnation case has been placed in administrative closure. As a result, the trial and mediation will not likely be scheduled until requested by the parties, most likely in 2020.

CONTRACTUAL COMMITMENTS - EXPENDITURES

In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23-acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The total cost for the improvements was approximately $1.26 million and the Company has committed to reimburse RaceTrac in an amount equal to $976,500. In 2013, the Company deposited $283,500 of cash in escrow related to the improvements, which was previously classified as restricted cash in the consolidated balance sheets. In the second quarter of 2018, the Company received confirmation that the required improvements were completed by RaceTrac. Accordingly, $283,500 was paid to RaceTrac leaving no remaining escrow balance as of December 31, 2018. During the year ended December 31, 2018, the remaining commitment of approximately $693,000 was paid to RaceTrac from the proceeds of the sale of the remaining Williamson Crossing land. There is no remaining commitment as of December 31, 2018.

In conjunction with the Company’s sale of approximately 18.1 acres of land to an affiliate of Sam’s Club (“Sam’s”) in December 2015, the Company agreed to reimburse Sam’s for a portion of their construction costs applicable to adjacent outparcels retained by the Company. As a result, in December 2015, the Company deposited $125,000 of cash in escrow related to construction work which remains classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of December 31, 2018 was approximately $125,000, including accrued interest. Accordingly, the Company’s maximum commitment related to the construction work benefitting the outparcels adjacent to Sam’s land parcel is approximately $125,000, to be paid from escrow upon completion.

In connection with the Golf Course Land Purchase,  each year the Company is obligated to pay the City additional consideration in the amount of an annual surcharge of $1 per golf round played (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharges paid equal to $700,000. The maximum amount of $700,000 represents contingent consideration and was recorded as an increase in Golf Buildings, Improvements, and Equipment and Accrued and Other Liabilities in the accompanying consolidated balance sheets during the year ended December 31, 2017. The first annual payment of $70,000 was made in January of 2018, leaving a remaining commitment of $630,000 as of December 31, 2018.

In conjunction with the execution of certain of the Company’s leases at The Grove at Winter Park property, tenant improvement allowances totaling approximately $731,000 have been committed to (the “Grove TI Allowances”). As of December 31, 2018, approximately $83,000 of the Grove TI Allowances have been funded, leaving a remaining commitment of approximately $648,000.

CONTRACTUAL COMMITMENTS – LAND PIPELINE

As of February 27, 2019, the Company’s pipeline of potential land sales transactions included the following twelve potential transactions with ten different buyers, representing nearly 1,800 acres or approximately 33% of our remaining land holdings:

		No. of Acres	Amount	Price	Estimated
	Transaction (Buyer)	(Rounded)	($000's)	per Acre	Timing
1	Commercial/Retail - O'Connor - East of I-95 (1) (2)	203	$45,252	$223,000	'19 - '20
2	Residential (SF) - ICI Homes - West of I-95	1,016	21,000	21,000	'20
3	Commercial/Medical Office - East of I-95	32	8,089	253,000	'19 - '20
4	Residential (MF) - East of I-95	38	6,100	161,000	Q4 '19
5	Commercial/Residential - Unicorp - East of I-95	31	4,600	148,000	'19 - '20
6	Residential (MF) - East of I-95	20	4,000	200,000	'19 - '20
7	Commercial/Retail - Unicorp - East of I-95	14	3,800	271,000	'19 - '20
8	Residential - East of I-95	13	2,600	200,000	'19 - '20
9	Residential (SF) - West of I-95	98	2,600	27,000	'19 - '20
10	Residential (MF) - East of I-95	19	2,000	105,000	'20
11	Residential (SF) - ICI Homes - West of I-95	146	1,650	11,000	'19
12	Borrow Pit - West of I-95	149	1,600	11,000	'19 - '20
	Total (Average)	1,779	$103,291	$58,000

(1)Land sales transaction which requires the Company to incur the cost to provide the requisite mitigation credits necessary for obtaining the applicable regulatory permits for the buyer, with such costs representing either our basis in the credits that we own, or potentially up to 5% - 10% of the contract amount noted.

(2)The Company expects that the buyer will complete the transaction in two separate closings.

As noted above, these agreements contemplate closing dates ranging from early 2019 through fiscal year 2020, and although some of the transactions will likely close in 2019, some of the buyers may not be contractually obligated to close until after 2019. Each of the transactions are in varying stages of due diligence by the various buyers including, in some instances, having made submissions to the planning and development departments of the City, and other permitting activities with other applicable governmental authorities including wetlands permits from the St. John’s River Water Management District and the U.S. Army Corps of Engineers, conducting traffic analyses and potential road impact requirements with the Florida Department of Transportation and negotiating other matters with Volusia County. In addition to other customary closing conditions, the majority of these transactions are conditioned upon the receipt of approvals or permits from those various governmental authorities, as well as other matters that are beyond our control. If such approvals are not obtained or costs to meet governmental requirements or obligations are too high, the prospective buyers may have the ability to terminate their respective agreements prior to closing. As a result, there can be no assurances regarding the likelihood or timing of any one of these potential land transactions being completed or the final terms thereof, including the sales price.

OTHER MATTERS

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 was accrued as of December 31, 2015, for which payment was made during the quarter ended September 30, 2016. Also during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to approximately 148.4 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs, and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of June 30, 2016, the final proposal from the Company’s third-party environmental engineer was received reflecting a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the second quarter of 2016. The Company has funded approximately $1.6 million of the total $2.0 million of estimated costs through December 31, 2018.  The Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately $430,000 could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimates.

During the first quarter of 2017, the Company completed the sale of approximately 1,581 acres of land to Minto Communities LLC which acreage represents a portion of the Company’s remaining $430,000 obligation. Accordingly, the Company deposited $423,000 of cash in escrow to secure performance on the obligation. The funds in escrow can be drawn upon completion of certain milestones including completion of restoration and annual required monitoring. The first such milestone was achieved during the fourth quarter of 2017 and $189,500 of the escrow was refunded leaving an escrow balance of approximately $234,000 as of December 31, 2018. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. Resolution of this matter allowed the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. As of June 30, 2017, the Company determined that approximately 36 mitigation credits were required to be utilized, which represents approximately $298,000 in cost basis of the Company’s mitigation credits. Accordingly, the Company transferred the mitigation credits through a charge to direct cost of revenues of real estate operations during the three months ended June 30, 2017, thereby resolving the required mitigation activities related to the approximately 54.66 acres. In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the Company to utilize or acquire mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract. No amounts related to such potential future costs have been accrued as of December 31, 2018.

NOTE 21.       BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, commercial loan investments, real estate operations, and golf operations. During the fourth quarter of 2018, the Company commenced efforts to pursue the monetization of the golf operations and assets comprising the Club. Accordingly, as of December 31, 2018 and 2017, the golf assets comprising the Club have been classified as held for sale in the accompanying consolidated balance sheets and the results of golf operations have been classified as discontinued operations in the accompanying consolidated statements of income for the years ended December 31, 2018, 2017, and 2016.

Our income property operations consist primarily of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 88.5% and 83.4% of our identifiable assets as of December 31, 2018 and 2017, respectively, and 46.2%, 36.4%, and 38.1% of our consolidated revenues for the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, we had no commercial loan investments. Our real estate operations primarily consist of revenues generated from land transactions and leasing and royalty income from our interests in subsurface oil, gas and mineral rights. Our golf operations consist of a single property located in the City of Daytona Beach, with two 18-hole championship golf courses, a practice facility, and clubhouse facilities, including a restaurant and bar operation and pro-shop with retail merchandise. The majority of the revenues generated by our golf operations are derived from members and public customers playing golf, club memberships, and food and beverage operations.

The Company evaluates performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in different segments for the years ended December 31, 2018, 2017, and 2016 is as follows:

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Revenues:
Income Properties	$40,075,731	$31,406,930	$25,092,484
Commercial Loan Investments	615,728	2,052,689	2,588,235
Real Estate Operations	45,997,141	52,857,359	38,203,748
Total Revenues	$86,688,600	$86,316,978	$65,884,467
Operating Income:
Income Properties	$31,905,648	$24,489,187	$19,887,621
Commercial Loan Investments	615,728	2,052,689	2,588,235
Real Estate Operations	34,483,223	35,281,013	23,155,668
General and Corporate Expense	(25,546,893)	(22,567,310)	(20,407,950)
Other Gains and Income	22,035,666	38	12,758,770
Total Operating Income	$63,493,372	$39,255,617	$37,982,344
Depreciation and Amortization:
Income Properties	$15,728,095	$12,272,265	$7,872,689
Corporate and Other	33,428	42,435	56,654
Total Depreciation and Amortization	$15,761,523	$12,314,700	$7,929,343
Capital Expenditures:
Income Properties	$108,996,747	$92,125,062	$92,434,774
Commercial Loan Investments	—	3,000,000	—
Real Estate Operations	4,658,956	—	—
Golf Operations	94,734	2,373,894	95,513
Corporate and Other	13,775	128,716	19,881
Total Capital Expenditures	$113,764,212	$97,627,672	$92,550,168

	As of
	December 31, 2018	December 31, 2017
Identifiable Assets:
Income Properties	$492,093,615	$388,602,721
Commercial Loan Investments	—	11,963,777
Real Estate Operations	35,287,559	43,296,528
Golf Operations-Held for Sale	4,462,477	6,262,634
Corporate and Other	24,486,221	16,004,718
Total Assets	$556,329,872	$466,130,378

Operating income represents income from continuing operations before loss on early extinguishment of debt, interest expense, investment income, and income taxes. General and corporate expenses are an aggregate of general and administrative expenses, impairment charges, depreciation and amortization expense, and gains on the disposition of assets. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Other assets consist primarily of cash, property, plant, and equipment related to the other operations, as well as the general and corporate operations.

NOTE 22.     ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

During the fourth quarter of 2018, the Company commenced efforts to pursue monetization of certain of its multi-tenant income properties and the golf operations and assets comprising the Club. Accordingly, four multi-tenant income properties and the golf assets comprising the Club were classified as held for sale as of December 31, 2018. Additionally, the golf operations qualify as discontinued operations and have been reclassified as such in the accompanying consolidated statements of income for the years ended December 31, 2018, 2017, and 2016.

The following is a summary of assets and liabilities held for sale as of December 31, 2018 and 2017:

	As of December 31, 2018			As of December 31, 2017
	Multi-Tenant Income Properties	Golf Assets	Total Assets Held for Sale	Multi-Tenant Income Properties	Golf Assets	Total Assets Held for Sale
Property, Plant, and Equipment—Net	$67,810,880	$3,659,703	$71,470,583	$—	$5,060,005	$5,060,005
Cash and Cash Equivalents	—	156,489	156,489	—	452,157	452,157
Other Assets	—	646,285	646,285	—	750,471	750,471
Intangible Lease Assets—Net	4,366,858	—	4,366,858	—	—	—
Intangible Lease Liabilities—Net	(773,705)	—	(773,705)	—	—	—
Total Assets Held for Sale	$71,404,033	$4,462,477	$75,866,510	$—	$6,262,633	$6,262,633

	As of December 31, 2018			As of December 31, 2017
	Multi-Tenant Income Properties	Golf Assets	Total Liabilities Held for Sale	Multi-Tenant Income Properties	Golf Assets	Total Liabilities Held for Sale
Accounts Payable	$—	$199,422	$199,422	$—	$213,302	$213,302
Accrued and Other Liabilities	—	924,323	924,323	—	1,092,065	1,092,065
Deferred Revenue	—	223,551	223,551	—	228,763	228,763
Total Liabilities Held for Sale	$—	$1,347,296	$1,347,296	$—	$1,534,130	$1,534,130

Golf $1 Round Surcharge. Accrued and Other Liabilities within Liabilities Held for Sale of approximately $924,000 is primarily comprised of a $1 per round of golf surcharge.  On January 24, 2017, the Company acquired the land and improvements comprising the golf courses, previously leased from the City, for approximately $1.5 million (the “Golf Course Land Purchase”). In connection with the Golf Course Land Purchase, each year the Company is obligated to pay the City additional consideration in the amount of an annual surcharge of $1 per golf round played (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate of Per-Round Surcharges of $700,000. The maximum amount of $700,000 represents contingent consideration and was recorded as an increase in Golf Buildings, Improvements, and Equipment and Accrued and Other Liabilities in the accompanying consolidated balance sheets. The first annual payment was made in January 2018 leaving a remaining commitment of approximately $630,000 as of December 31, 2018.

The following is a summary of discontinued operations for the years ended December 31, 2018, 2017, and 2016:

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016

Golf Operations Revenue	$4,941,997	$5,095,313	$5,190,394
Golf Operations Direct Cost of Revenues	(5,848,429)	(5,958,888)	(5,587,077)
Loss from Operations	(906,432)	(863,575)	(396,683)
Impairment Charges	(1,119,362)	—	—
Depreciation and Amortization	(373,979)	(349,259)	(266,074)
Land Lease Income	—	2,226,526	—
Income (Loss) from Discontinued Operations Before Income Tax	(2,399,773)	1,013,692	(662,757)
Income Tax Benefit (Expense)	608,222	(391,032)	255,659
Income (Loss) from Discontinued Operations (Net of Income Tax)	$(1,791,551)	$622,660	$(407,098)

NOTE 23.     SUBSEQUENT EVENTS

The Company reviewed all subsequent events and transactions that have occurred after December 31, 2018, the date of the consolidated balance sheet.

On February 21, 2019, the Company completed the sale of the multi-tenant income property known as the Whole Foods Market Centre, located in Sarasota, Florida, for a sales price of approximately $24.6 million. The Whole Foods Market Centre was classified within Assets Held for Sale as of December 31, 2018 in the accompanying consolidated balance sheets. The estimated gain from the sale was approximately $6.9 million, or $0.96, per share, after tax.

The Company utilized the proceeds from the aforementioned sale of the multi-tenant property in Sarasota to complete the 1031 reverse exchange related to acquisition of the fee simple interest in the eight single-tenant ground lease properties in Jacksonville, Florida, acquired in October 2018. As a result of completing the 1031 exchange the Company paid down the outstanding balance on the Credit Facility in the amount of $23.0 million on February 28, 2019. Subsequent to the pay-down, the outstanding balance on the Credit Facility totaled approximately $97.7 million and the available  borrowing capacity, after removing the multi-tenant property sold in February 2019,  was approximately $46.3 million, based on the level of borrowing base assets.

On February 27, 2019, the Company completed the sale of approximately 9.9 acres for approximately $3.3 million, or approximately $333,000 per acre. The land parcel is located on the east side of Interstate 95 at the northeast corner of the intersection of LPGA Boulevard and Williamson Boulevard. The estimated gain on the land sale was approximately $2.3 million, or $0.32 per share, after tax. The Company does not intent to utilize the proceeds from this land sale in a 1031 like-kind exchange structure.

There were no other reportable subsequent events or transactions.

NOTE 24.     QUARTERLY FINANCIAL DATA

QUARTERLY FINANCIAL DATA

(UNAUDITED)

	March 31,		June 30,		September 30,		December 31,
	2018	2017	2018	2017	2018	2017	2018	2017
Revenues
Income Properties	$9,205,727	$7,073,240	$9,781,299	$7,565,007	$9,360,155	$7,928,258	$11,728,550	$8,840,425
Interest Income from Commercial Loan Investments	300,999	536,489	273,467	553,159	41,262	637,801	—	325,240
Real Estate Operations	13,990,517	29,628,611	2,495,501	13,336,104	8,012,509	3,017,123	21,498,614	6,875,521
Total Revenues	23,497,243	37,238,340	12,550,267	21,454,270	17,413,926	11,583,182	33,227,164	16,041,186
Direct Cost of Revenues
Income Properties	(1,869,029)	(1,411,713)	(2,034,889)	(1,629,515)	(1,773,840)	(1,715,516)	(2,492,325)	(2,160,999)
Real Estate Operations	(1,540,834)	(9,197,286)	(875,442)	(5,823,065)	(5,577,491)	(478,043)	(3,520,151)	(2,077,952)
Total Direct Cost of Revenues	(3,409,863)	(10,608,999)	(2,910,331)	(7,452,580)	(7,351,331)	(2,193,559)	(6,012,476)	(4,238,951)
General and Administrative Expenses	(2,823,548)	(3,220,147)	(2,429,181)	(2,727,187)	(1,928,008)	(1,995,512)	(2,604,633)	(2,309,764)
Depreciation and Amortization	(3,796,823)	(2,697,208)	(3,755,546)	(3,120,368)	(3,756,507)	(3,063,211)	(4,452,647)	(3,433,913)
Total Operating Expenses	(10,030,234)	(16,526,354)	(9,095,058)	(13,300,135)	(13,035,846)	(7,252,282)	(13,069,756)	(9,982,628)
Gain (Loss) on Disposition of Assets	3,650,858	—	18,384,808	—	—	(266)	—	304
Operating Income	17,117,867	20,711,986	21,840,017	8,154,135	4,378,080	4,330,634	20,157,408	6,058,862
Investment Income	12,312	9,183	11,892	8,524	14,179	9,724	13,838	10,554
Interest Expense	(2,561,465)	(2,061,891)	(2,537,301)	(2,144,176)	(2,345,156)	(2,073,299)	(2,979,364)	(2,243,770)
Income from Continuing Operations Before Income Tax Benefit (Expense)	14,568,714	18,659,278	19,314,608	6,018,483	2,047,103	2,267,059	17,191,882	3,825,646
Income Tax Benefit (Expense) from Continuing Operations	(3,558,599)	(7,225,799)	(4,896,734)	(2,269,718)	(561,223)	(948,080)	(5,146,410)	20,769,895
Income from Continuing Operations	11,010,115	11,433,479	14,417,874	3,748,765	1,485,880	1,318,979	12,045,472	24,595,541
Income (Loss) from Discontinued Operations (Net of Tax)	(97,816)	1,312,913	(254,966)	(69,857)	(1,189,708)	(352,079)	(249,061)	(268,317)
Net Income	$10,912,299	$12,746,392	$14,162,908	$3,678,908	$296,172	$966,900	$11,796,411	$24,327,224

Per Share Information:
Basic
Income from Continuing Operations	$1.99	$2.05	$2.61	$0.68	$0.27	$0.24	$2.22	$4.47
Income (Loss) from Discontinued Operations (Net of Tax)	(0.02)	0.23	(0.05)	(0.01)	(0.22)	(0.06)	(0.05)	(0.05)
Net Income	$1.97	$2.28	$2.56	$0.67	$0.05	$0.18	$2.17	$4.42

Diluted
Income from Continuing Operations	$1.98	$2.04	$2.61	$0.67	$0.27	$0.24	$2.22	$4.43
Income (Loss) from Discontinued Operations (Net of Tax)	(0.02)	0.23	(0.05)	(0.01)	(0.22)	(0.06)	(0.05)	(0.05)
Net Income	$1.96	$2.27	$2.56	$0.66	$0.05	$0.18	$2.17	$4.38

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2018

				Costs Capitalized
		Initial Cost to Company		Subsequent to Acquisition
			Buildings &		Carrying
Description	Encumbrances	Land	Improvements	Improvements	Costs
	$	$	$	$	$
Income Properties:
3600 Peterson, Santa Clara, CA	—	17,855,023	8,414,925	—	—
7-Eleven, Inc., Dallas, TX	—	974,862	1,550,744	—	—
Aspen Core, Aspen, CO	—	11,983,263	14,958,877	—	—
At Home, Raleigh, NC	—	2,118,420	5,774,284	—	—
Bank of America, Monterey, CA	—	4,458,840	—	—	—
Barnes & Noble, Daytona Beach, FL	—	1,798,600	3,803,000	—	—
Best Buy, McDonough, GA	—	2,622,682	3,150,000	82,264	—
Big Lots, Germantown, MD	3,300,000	1,781,918	2,951,231	6,750	—
Big Lots, Phoenix, AZ	3,400,000	1,715,717	3,050,164	—	—
Carrabba's Italian Grill, Austin, TX	—	1,160,925	1,305,117	—	—
Century Theatre, Reno, NV	—	1,669,377	4,484,938	11,140	—
Cheddar's, Jacksonville, FL	—	2,599,048	—	—	—
Chuy's, Jacksonville, FL	—	5,504,039	—	—	—
Cocina214, Daytona Beach, FL	—	5,835,939	4,249,199	—	—
Container Store, Glendale, AZ	—	1,968,398	5,493,102	—	—
CVS, Dallas, TX	—	7,535,013	—	—	—
Dick's Sporting Goods, McDonough, GA	—	3,934,022	4,725,000	—	—
Fidelity, Albuquerque, NM	—	5,751,131	29,537,069	—	—
Firebirds, Jacksonville, FL	—	4,202,924	—	—	—
Harris Teeter Supermarket, Charlotte, NC	6,600,000	5,601,837	3,409,338	—	—
Hilton Grand Vacations (Office), Orlando, FL	—	2,810,942	6,590,681	20,188	—
Hilton Grand Vacations (Office), Orlando, FL	—	1,210,138	2,453,690	282,099	—
Joann's, Saugus, MA	—	1,574,594	4,769,946	—	—
JPMorgan Chase Bank, Jacksonville, FL	—	4,516,486	—	—	—
LA Fitness, Brandon, FL	—	3,208,889	9,677,636	—	—
LandShark Bar & Grill, Daytona Beach, FL	—	5,835,939	4,578,168	—	—
Lowe's, Katy, TX	8,500,000	9,412,181	3,480,650	—	—
Macaroni Grill, Arlington, TX	—	956,685	1,069,700	—	—
Maple Ave Land, Dallas, TX	—	359,116	—	—	—
Moe's, Jacksonville, FL	—	1,862,284	—	—	—
Outback Steakhouse, Austin, TX	—	1,376,793	1,585,791	—	—
Outback Steakhouse, Charlottesville, VA	—	1,308,881	3,135,515	—	—
Outback Steakhouse, Huntersville, NC	—	1,987,831	1,299,017	—	—
PDQ, Jacksonville, FL	—	2,205,539	—	—	—
Rite Aid, Renton, WA	4,700,000	2,036,235	4,148,415	—	—
Riverside, Jacksonville, FL	—	6,019,815	14,239,515	685,114	—
Scrubbles Car Wash, Jacksonville, FL	—	2,140,459	—	—	—
Staples, Sarasota, FL	—	2,728,083	1,145,137	—	—
The Grove, Winter Park, FL	—	1,240,000	1,860,000	9,202,368	—
Walgreens, Alpharetta, GA	—	3,265,623	1,406,160	69,987	—
Walgreens, Clermont, FL	3,500,000	3,021,665	1,269,449	—	—
Wawa, Jacksonville, FL	—	6,252,632	—	—	—
Wawa, Winter Park, FL	—	436,400	—	2,122	—
Wells Fargo, Hillsboro, OR	—	10,005,650	25,902,632	—	—
Wells Fargo, Raleigh, NC	24,557,468	8,680,056	59,166,753	570,259	—
Westcliff, Fort Worth, TX	—	10,520,822	4,196,359	9,702	—
Whole Foods Market Centre, Sarasota, FL	—	4,497,825	13,104,352	281,585	—
	54,557,468	190,543,541	261,936,554	11,223,578	—

Gross Amount at Which

Carried at Close of Period

December 31, 2018

	Land	Buildings	Total		Accumulated Depreciation	Date of Completion of Construction	Date Acquired	Life
	$	$	$		$
Income Properties:
3600 Peterson, Santa Clara, CA	17,855,023	8,414,925	26,269,948		1,293,341	N/A	10/14/16	30 Yrs.
7-Eleven, Inc., Dallas, TX	974,862	1,550,744	2,525,606		109,844	N/A	02/18/16	40 Yrs.
Aspen Core, Aspen, CO	11,983,263	14,958,877	26,942,140		265,442	N/A	02/21/18	52 Yrs.
At Home, Raleigh, NC	2,118,420	5,774,284	7,892,704		773,460	N/A	09/29/16	20 Yrs.
Bank of America, Monterey, CA	4,458,840	—	4,458,840		—	N/A	08/17/16	N/A
Barnes & Noble, Daytona Beach, FL	1,798,600	3,803,000	5,601,600		1,711,350	N/A	12/15/05	40 Yrs.
Best Buy, McDonough, GA	2,622,682	3,232,264	5,854,946		977,578	N/A	06/15/06	40 Yrs.
Big Lots, Germantown, MD	1,781,918	2,957,981	4,739,899		393,947	N/A	09/13/13	40 Yrs.
Big Lots, Phoenix, AZ	1,715,717	3,050,164	4,765,881		451,170	N/A	01/23/13	40 Yrs.
Carrabba's Italian Grill, Austin, TX	1,160,925	1,305,117	2,466,042		154,046	N/A	09/15/16	25 Yrs.
Century Theatre, Reno, NV	1,669,377	4,496,078	6,165,455		501,592	N/A	11/30/16	23 Yrs.
Cheddar's, Jacksonville, FL	2,599,048	—	2,599,048		—	N/A	10/10/18	N/A
Chuy's, Jacksonville, FL	5,504,039	—	5,504,039		—	N/A	10/10/18	N/A
Cocina214, Daytona Beach, FL	5,835,939	4,249,199	10,085,138		178,620	01/25/18	N/A	40 Yrs.
Container Store, Glendale, AZ	1,968,398	5,493,102	7,461,500		464,736	N/A	05/18/15	55 Yrs.
CVS, Dallas, TX	7,535,013	—	7,535,013		—	N/A	09/22/16	N/A
Dick's Sporting Goods, McDonough, GA	3,934,022	4,725,000	8,659,022		1,507,307	N/A	06/15/06	40 Yrs.
Fidelity, Albuquerque, NM	5,751,131	29,537,069	35,288,200		281,047	N/A	10/04/18	45 Yrs.
Firebirds, Jacksonville, FL	4,202,924	—	4,202,924		—	N/A	10/10/18	N/A
Harris Teeter Supermarket, Charlotte, NC	5,601,837	3,409,338	9,011,175		916,260	N/A	04/17/08	40 Yrs.
Hilton Grand Vacations (Office), Orlando, FL	2,810,942	6,610,869	9,421,811		1,046,384	N/A	01/30/13	40 Yrs.
Hilton Grand Vacations (Office), Orlando, FL	1,210,138	2,735,789	3,945,927		327,139	N/A	01/30/13	40 Yrs.
Joann's, Saugus, MA	1,574,594	4,769,946	6,344,540		227,948	N/A	04/06/17	50 Yrs.
JPMorgan Chase Bank, Jacksonville, FL	4,516,486	—	4,516,486		—	N/A	10/10/18	N/A
LA Fitness, Brandon, FL	3,208,889	9,677,636	12,886,525		678,275	N/A	04/28/17	30 Yrs.
LandShark Bar & Grill, Daytona Beach, FL	5,835,939	4,578,168	10,414,107		199,828	01/25/18	N/A	40 Yrs.
Lowe's, Katy, TX	9,412,181	3,480,650	12,892,831		625,171	N/A	04/22/14	30 Yrs.
Macaroni Grill, Arlington, TX	956,685	1,069,700	2,026,385		—	N/A	12/20/18	30 Yrs.
Maple Ave Land, Dallas, TX	359,116	—	359,116		—	N/A	03/17/17	N/A
Moe's, Jacksonville, FL	1,862,284	—	1,862,284		—	N/A	10/10/18	N/A
Outback Steakhouse, Austin, TX	1,376,793	1,585,791	2,962,584		159,723	N/A	09/15/16	30 Yrs.
Outback Steakhouse, Charlottesville, VA	1,308,881	3,135,515	4,444,396		283,094	N/A	09/15/16	30 Yrs.
Outback Steakhouse, Huntersville, NC	1,987,831	1,299,017	3,286,848		190,830	N/A	09/15/16	20 Yrs.
PDQ, Jacksonville, FL	2,205,539	—	2,205,539		—	N/A	10/10/18	N/A
Rite Aid, Renton, WA	2,036,235	4,148,415	6,184,650		561,765	N/A	07/25/13	40 Yrs.
Riverside, Jacksonville, FL	6,019,815	14,924,629	20,944,444		2,206,489	N/A	07/16/15	43 Yrs.
Scrubbles Car Wash, Jacksonville, FL	2,140,459	—	2,140,459		—	N/A	10/10/18	N/A
Staples, Sarasota, FL	2,728,083	1,145,137	3,873,220		109,948	N/A	01/27/17	40 Yrs.
The Grove, Winter Park, FL	1,240,000	11,062,368	12,302,368		1,100,865	N/A	12/30/14	40 Yrs.
Walgreens, Alpharetta, GA	3,265,623	1,476,147	4,741,770		521,146	N/A	03/31/04	40 Yrs.
Walgreens, Clermont, FL	3,021,665	1,269,449	4,291,114		462,820	N/A	05/27/04	40 Yrs.
Wawa, Jacksonville, FL	6,252,632	—	6,252,632		—	N/A	10/10/18	N/A
Wawa, Winter Park, FL	436,400	2,122	438,522		—	N/A	05/28/15	N/A
Wells Fargo, Hillsboro, OR	10,005,650	25,902,632	35,908,282		1,583,426	N/A	10/27/17	35 Yrs.
Wells Fargo, Raleigh, NC	8,680,056	59,737,012	68,417,068		6,242,456	N/A	11/18/15	45 Yrs.
Westcliff, Fort Worth, TX	10,520,822	4,206,061	14,726,883		768,923	N/A	03/01/17	10 Yrs.
Whole Foods Market Centre, Sarasota, FL	4,497,825	13,385,937	17,883,762		1,456,534	N/A	10/07/14	40 Yrs.
	190,543,541	273,160,132	463,703,673	(1)	28,732,504
(1)	The aggregate cost, net of deferred tax liabilities, of Income Properties, Land, Buildings, and Improvements for Federal income tax purposes at December 31, 2018 is approximately $231.0 million.

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2018

	2018	2017	2016
	$	$	$
Cost:
Balance at Beginning of Year	358,130,350	274,334,139	268,970,875
Additions and Improvements	104,043,734	83,796,211	68,274,211
Cost of Real Estate Sold	(10,142,289)	—	(62,910,947)
Reclassification from Land and Development Costs	11,671,878	—	—
Balance at End of Year	463,703,673	358,130,350	274,334,139

	$	$	$
Accumulated Depreciation:
Balance at Beginning of Year	21,878,465	14,391,567	14,374,079
Depreciation and Amortization	9,827,154	7,486,898	5,346,538
Depreciation on Real Estate Sold	(2,973,115)	—	(5,329,050)
Balance at End of Year	28,732,504	21,878,465	14,391,567

(1) Reconciliation to Consolidated Balance Sheet at December 31, 2018
Income Properties, Land, Buildings, and Improvements			392,520,783
			392,520,783
(2) Cost Basis of Assets Classified as Held for Sale on Balance Sheet			71,182,890
Total Per Schedule			463,703,673

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

FOR THE YEAR ENDED DECEMBER 31, 2018

There were no commercial loan investments as of December 31, 2018.

The following represents the activity within the Company’s commercial loan investment segment for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
	$	$	$
Balance at Beginning of Year	11,925,699	23,960,467	38,331,956
Additions During the Year:
New Mortgage Loans	—	3,000,000	—
Accretion of Origination Fees(1)	34,768	(34,768)	132,923
Deductions During the Year:
Collection of Principal	(11,960,467)	(15,000,000)	(14,282,500)
Discount on Payoff	—	—	(217,500)
Amortization of Fees	—	—	(4,412)
Balance at End of Year	—	11,925,699	23,960,467

(1)	Non-cash accretion of loan origination fees