Form 10-Q
period 2019-03-31
CONSOLIDATED TOMOKA LAND CO
filed 2019-04-30
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Class of Common Stock Outstanding

April 18, 2019

$1.00 par value 5,027,906

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2019	December 31, 2018
ASSETS
Property, Plant, and Equipment:
Income Properties, Land, Buildings, and Improvements	$392,552,156	$392,520,783
Other Furnishings and Equipment	730,878	728,817
Construction in Progress	46,017	19,384
Total Property, Plant, and Equipment	393,329,051	393,268,984
Less, Accumulated Depreciation and Amortization	(26,737,672)	(24,518,215)
Property, Plant, and Equipment—Net	366,591,379	368,750,769
Land and Development Costs	25,745,482	25,764,633
Intangible Lease Assets—Net	42,315,994	43,555,445
Assets Held for Sale—See Note 20	59,078,667	75,866,510
Investment in Joint Venture	6,797,549	6,788,034
Impact Fee and Mitigation Credits	447,596	462,040
Cash and Cash Equivalents	2,682,205	2,310,489
Restricted Cash	1,336,361	19,721,475
Refundable Income Taxes	—	225,024
Other Assets—See Note 9	13,512,025	12,885,453
Total Assets	$518,507,258	$556,329,872
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$990,363	$1,036,547
Accrued and Other Liabilities—See Note 14	4,268,927	5,197,884
Deferred Revenue—See Note 15	6,622,253	7,201,604
Intangible Lease Liabilities—Net	26,697,074	27,390,350
Liabilities Held for Sale—See Note 20	1,641,985	1,347,296
Income Taxes Payable	1,465,653	—
Deferred Income Taxes—Net	55,880,337	54,769,907
Long-Term Debt	206,991,712	247,624,811
Total Liabilities	304,558,304	344,568,399
Commitments and Contingencies—See Note 18
Shareholders’ Equity:
Shareholders' Equity:
Common Stock – 25,000,000 shares authorized; $1 par value, 6,072,588 shares issued and 5,386,623 shares outstanding at March 31, 2019; 6,052,209 shares issued and 5,436,952 shares outstanding at December 31, 2018	6,012,993	5,995,257
Treasury Stock – 685,965 shares at March 31, 2019 and 615,257 shares at December 31, 2018	(36,470,196)	(32,345,002)
Additional Paid-In Capital	24,817,328	24,326,778
Retained Earnings	219,231,100	213,297,897
Accumulated Other Comprehensive Income	357,729	486,543
Total Shareholders’ Equity	213,948,954	211,761,473
Total Liabilities and Shareholders’ Equity	$518,507,258	$556,329,872

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2019	2018
Revenues
Income Properties	$10,724,418	$9,205,727
Interest Income from Commercial Loan Investments	—	300,999
Real Estate Operations	3,534,901	13,990,517
Total Revenues	14,259,319	23,497,243
Direct Cost of Revenues
Income Properties	(1,932,488)	(1,869,029)
Real Estate Operations	(1,625,269)	(1,540,834)
Total Direct Cost of Revenues	(3,557,757)	(3,409,863)
General and Administrative Expenses	(2,501,620)	(2,823,548)
Depreciation and Amortization	(3,346,287)	(3,796,823)
Total Operating Expenses	(9,405,664)	(10,030,234)
Gain on Disposition of Assets	6,869,957	3,650,858
Total Operating Income	11,723,612	17,117,867
Investment Income (Loss)	38,755	12,312
Interest Expense	(2,923,229)	(2,561,465)
Income from Continuing Operations Before Income Tax Benefit (Expense)	8,839,138	14,568,714
Income Tax Benefit (Expense) from Continuing Operations	(2,210,802)	(3,558,599)
Net Income from Continuing Operations	6,628,336	11,010,115
Loss from Discontinued Operations (Net of Income Tax)—See Note 20	(160,237)	(97,816)
Net Income	$6,468,099	$10,912,299

Per Share Information—See Note 10:
Basic
Net Income from Continuing Operations	$1.24	$1.99
Net Loss from Discontinued Operations (Net of Income Tax)	(0.03)	(0.02)
Basic Net Income per Share	$1.21	$1.97
Diluted
Net Income from Continuing Operations	$1.24	$1.98
Net Loss from Discontinued Operations (Net of Income Tax)	(0.03)	(0.02)
Diluted Net Income per Share	$1.21	$1.96

Dividends Declared and Paid	$0.10	$0.06

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018

Net Income	$6,468,099	$10,912,299
Other Comprehensive Income (Loss)
Cash Flow Hedging Derivative - Interest Rate Swap (Net of Income Tax of $(43,732) and $60,365, respectively)	(128,814)	258,066
Total Other Comprehensive Income (Loss), Net of Income Tax	(128,814)	258,066
Total Comprehensive Income	$6,339,285	$11,170,365

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

For the three months ended March 31, 2019:

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance January 1, 2019	$5,995,257	$(32,345,002)	$24,326,778	$213,297,897	$486,543	$211,761,473
Net Income	—	—	—	6,468,099	—	6,468,099
Stock Repurchase	—	(4,125,194)	—	—	—	(4,125,194)
Vested Restricted Stock	12,957	—	(316,272)	—	—	(303,315)
Stock Issuance	4,779	—	267,352	—	—	272,131
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	539,470	—	—	539,470
Cash Dividends ($0.10 per share)	—	—	—	(534,896)	—	(534,896)
Other Comprehensive Loss, Net of Income Tax	—	—	—	—	(128,814)	(128,814)
Balance March 31, 2019	$6,012,993	$(36,470,196)	$24,817,328	$219,231,100	$357,729	$213,948,954

For the three months ended March 31, 2018:

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance January 1, 2018	$5,963,850	$(22,507,760)	$22,735,228	$177,614,274	$372,616	$184,178,208
Net Income	—	—	—	10,912,299	—	10,912,299
Vested Restricted Stock	19,065	—	(517,439)	—	—	(498,374)
Stock Issuance	561	—	35,063	—	—	35,624
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	467,271	—	—	467,271
Cash Dividends ($0.06 per share)	—	—	—	(332,209)	—	(332,209)
Other Comprehensive Income, Net of Income Tax	—	—	—	—	258,066	258,066
Balance March 31, 2018	$5,983,476	$(22,507,760)	$22,720,123	$188,194,364	$630,682	$195,020,885

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2019	2018
Cash Flow from Operating Activities:
Net Income	$6,468,099	$10,912,299
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,346,287	3,900,379
Amortization of Intangible Liabilities to Income Property Revenue	(580,655)	(579,659)
Loan Cost Amortization	105,841	149,895
Amortization of Discount on Convertible Debt	331,260	310,782
Gain on Disposition of Property, Plant, and Equipment and Intangible Assets	—	(3,650,858)
Gain on Disposition of Assets Held for Sale	(6,869,957)	—
Accretion of Commercial Loan Origination Fees	—	(14,760)
Deferred Income Taxes	981,616	3,930,060
Non-Cash Compensation	811,601	502,895
Decrease (Increase) in Assets:
Refundable Income Taxes	225,024	(166,324)
Golf Assets Held for Sale	(218,215)	—
Land and Development Costs	19,151	(198,173)
Impact Fees and Mitigation Credits	14,444	311,236
Other Assets	(626,572)	(711,750)
Increase (Decrease) in Liabilities:
Accounts Payable	(46,184)	(450,864)
Accrued and Other Liabilities	(928,957)	(4,093,144)
Deferred Revenue	(579,351)	483,305
Golf Liabilities Held for Sale	294,689	—
Income Taxes Payable	1,465,653	—
Net Cash Provided By Operating Activities	4,213,774	10,635,319
Cash Flow from Investing Activities:
Acquisition of Property, Plant, and Equipment and Intangible Lease Assets and Liabilities	(188,112)	(27,916,784)
Acquisition of Commercial Loan Investments	—	—
Acquisition of Land	—	(2,141,853)
Cash Contribution for Interest in Joint Venture	(9,515)	—
Proceeds from Disposition of Property, Plant, and Equipment, Net, and Assets Held for Sale	24,004,060	11,077,525
Net Cash Used In Investing Activities	23,806,433	(18,981,112)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	3,000,000	33,000,000
Payments on Long-Term Debt	(44,070,200)	(29,899,770)
Cash Paid for Loan Fees	—	(117,683)
Cash Used to Purchase Common Stock	(4,125,194)	—
Cash Paid for Vesting of Restricted Stock	(303,315)	(498,374)
Dividends Paid	(534,896)	(332,209)
Net Cash Provided By Financing Activities	(46,033,605)	2,151,964
Net Increase (Decrease) in Cash	(18,013,398)	(6,193,829)
Cash, Beginning of Year	22,031,964	13,067,540
Cash, End of Period	$4,018,566	$6,873,711

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$2,682,205	$3,724,714
Restricted Cash	1,336,361	3,148,997
Total Cash as of March 31, 2019 and 2018, respectively	$4,018,566	$6,873,711

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental Disclosure of Cash Flows:

Income taxes refunded totaled approximately $687,000 during the three months ended March 31, 2019. No income taxes were paid or refunded during the three months ended March 31, 2018.

Interest totaling approximately $3.4 million and $2.9 million was paid during the three months ended March 31, 2019 and 2018, respectively. No interest was capitalized during the three months ended March 31, 2019 or 2018.

In connection with the Company’s implementation of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) Topic 842, Leases, effective January 1, 2019, the Company recorded an increase in right-of-use assets and lease liabilities for leases for which the Company is the lessee. The amount of the adjustment totaled approximately $681,000 and was reflected as an increase in Other Assets and Accrued and Other Liabilities for corporate leases totaling approximately $473,000 and an increase in Assets Held for Sale and Liabilities Held for Sale for golf operations segment leases totaling approximately $208,000.

In connection with the acquisition of the property in Aspen, Colorado, the tenant contributed $1.5 million of the $28.0 million purchase price at closing on February 21, 2018. The $1.5 million purchase price contribution was reflected as an increase in Income Property, Land, Buildings, and Improvements and Deferred Revenue on the accompanying consolidated balance sheets as of March 31, 2018.

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

We are a diversified real estate operating company. We own and manage, sometimes utilizing third-party property management companies, forty-six commercial real estate properties in fourteen states in the United States. As of March 31, 2019, we owned forty single-tenant and six multi-tenant income-producing properties with approximately 2.3 million square feet of gross leasable space. We also own and manage a portfolio of undeveloped land totaling approximately 5,400 acres in Daytona Beach, Florida. We own the LPGA International Golf Club, which is managed by a third party and classified as held for sale (the “Club”). We also lease some of our land for eighteen billboards, have agricultural operations that are managed by a third party, which consist of leasing land for hay production and timber harvesting, and own and manage Subsurface Interests (hereinafter defined).

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and the results of operations for the interim periods.

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019.

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

The Company’s implemented ASC 842 effective January 1, 2019 and has elected to follow the practical expedients and accounting policies below:

•

The Company, as lessee and as lessor, will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases or (iii) initial direct costs for any expired or existing leases.

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

At the beginning of the period of adoption, January 1, 2019, through a cumulative-effect adjustment, the Company increased right-of use assets and lease liabilities for operating leases for which the Company is the lessee. The amount of the adjustment totaled approximately $681,000 and was reflected as an increase in Other Assets and Accrued and Other Liabilities for corporate leases totaling approximately $473,000 and an increase in Assets Held for Sale and Liabilities Held for sale for golf operations segment leases totaling approximately $208,000. There were no adjustments related to the leases for which the Company is the lessor.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of March 31, 2019 include certain amounts over the Federal Deposit Insurance Corporation limits.

Restricted Cash

Restricted cash totaled approximately $1.3 million at March 31, 2019 of which approximately $1.1 million is being held in three separate escrow accounts related to three separate land transactions which closed in December 2013, February 2017, and March 2018; and approximately $223,000 is being held in a capital replacement reserve account in connection with our financing of six income properties with Wells Fargo Bank, NA (“Wells Fargo”).

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at March 31, 2019 and December 31, 2018, approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s credit facility approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s mortgage notes and convertible debt is measured at fair value based on current market rates for financial instruments with similar risks and maturities. See Note 6, “Fair Value of Financial Instruments.”

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

Accounts Receivable

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of tenant reimbursable expenses. Receivables related to tenant reimbursable expenses totaled approximately $1.0 million and $628,000 as of March 31, 2019 and December 31, 2018, respectively.

Accounts receivable related to real estate operations, which are classified in other assets on the consolidated balance sheets, totaled approximately $1.8 million as of both March 31, 2019 and December 31, 2018. As more fully described in Note 9, “Other Assets,” these accounts receivable are primarily related to the reimbursement of certain infrastructure costs completed by the Company in conjunction with two land sale transactions that closed during the fourth quarter of 2015.

Trade accounts receivable primarily consist of receivables related to the golf operations segment, which are classified in Assets Held for Sale on the consolidated balance sheets. Trade accounts receivable related to golf operations segment, which primarily consist of amounts due from members or from private events, totaled approximately $347,000 and $290,000 as of March 31, 2019 and December 31, 2018, respectively.

The collectability of the aforementioned receivables is determined based on the aging of the receivable and a review of the specifically identified accounts using judgments. As of March 31, 2019 and December 31, 2018, the Company recorded an allowance for doubtful accounts of approximately $217,000 and $185,000, respectively.

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

The following table summarizes the Company’s revenue by segment, major good and/or service, and the related timing of revenue recognition for the three months ended March 31, 2019:

	Income	Real Estate	Total
	Properties	Operations	Revenues
	($000's)	($000's)	($000's)

Major Good / Service:
Lease Revenue - Base Rent	$8,875	$27	$8,902
Lease Revenue - CAM	670	—	670
Lease Revenue - Reimbursements	546	—	546
Lease Revenue - Billboards	36	—	36
Above / Below Market Lease Accretion	581	—	581
Contributed Leased Assets Accretion	62	—	62
Lease Incentive Amortization	(76)	—	(76)
Land Sale Revenue	—	3,300	3,300
Subsurface Lease Revenue	—	199	199
Subsurface Revenue - Other	—	9	9
Interest and Other Revenue	30	—	30
Total Revenues	$10,724	$3,535	$14,259

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$3,309	$3,309
Services Transferred Over Time	30	—	30
Over Lease Term	10,694	226	10,920
Commercial Loan Investment Related Revenue	—	—	—
Total Revenues	$10,724	$3,535	$14,259

The following table summarizes the Company’s revenue by segment, major good and/or service, and the related timing of revenue recognition for the three months ended March 31, 2018:

		Interest Income
	Income	from Commercial	Real Estate	Total
	Properties	Loan Investments	Operations	Revenues
	($000's)	($000's)	($000's)	($000's)

Major Good / Service:
Lease Revenue - Base Rent	$7,422	$—	$11	$7,433
Lease Revenue - CAM	614	—	—	614
Lease Revenue - Reimbursements	565	—	—	565
Lease Revenue - Billboards	64	—	—	64
Above / Below Market Lease Accretion	580	—	—	580
Contributed Leased Assets Accretion	10	—	—	10
Lease Incentive Amortization	(76)	—	—	(76)
Interest from Commercial Loan Investments	—	301	—	301
Land Sale Revenue	—	—	13,117	13,117
Impact Fee and Mitigation Credit Sales	—	—	116	116
Subsurface Lease Revenue	—	—	199	199
Subsurface Revenue - Other	—	—	547	547
Interest and Other Revenue	27	—	—	27
Total Revenues	$9,206	$301	$13,990	$23,497

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$13,780	$13,780
Services Transferred Over Time	27	—	—	27
Over Lease Term	9,179	—	210	9,389
Commercial Loan Investment Related Revenue	—	301	—	301
Total Revenues	$9,206	$301	$13,990	$23,497

NOTE 3. INCOME PROPERTIES

No income properties were acquired during the three months ended March 31, 2019.

One multi-tenant income property, which was classified in Assets Held for Sale as of December 31, 2018, was disposed of during the three months ended March 31, 2019. On February 21, 2019, the Company sold its approximately 59,000 square foot multi-tenant retail property anchored by a Whole Foods Market retail store located in Sarasota, Florida for approximately $24.62 million (the “Whole Foods Sale”). The gain on the Whole Foods Sale totaled approximately $6.9 million, or approximately $0.96 per share, after tax. The Company applied the proceeds from the Whole Foods Sale towards the purchase of the previously-acquired portfolio of eight single-tenant ground leased income properties in Jacksonville, Florida, through a reverse 1031 like-kind exchange structure. The Whole Foods Sale continues the Company’s objective of transitioning the income property portfolio to primarily single-tenant net lease properties.

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

Four income properties were disposed of during the three months ended March 31, 2018. On March 26, 2018, the Company sold its four self-developed, multi-tenant office properties located in Daytona Beach, Florida, for approximately $11.4 million (the “Self-Developed Properties Sale”). The sale included the 22,012 square-foot Concierge office building, the 30,720 square-foot Mason Commerce Center comprised of two office buildings, and the 15,360 square-foot Williamson Business Park office building. The gain on the sale totaled approximately $3.7 million, or approximately $0.49 per share, after tax. The Company utilized the proceeds to fund a portion of the previously-acquired income property located near Portland, Oregon, leased to Wells Fargo, through a reverse 1031 like-kind exchange structure. As part of the transaction, the Company entered into a lease of its approximately 7,600 square-foot office space in Williamson Business Park for approximately 5 years at a market rental rate.

NOTE 4. LAND AND SUBSURFACE INTERESTS

As of March 31, 2019, the Company owned approximately 5,400 acres of undeveloped land in Daytona Beach, Florida, along six miles of the west and east sides of Interstate 95. Currently, a significant amount of this land is used for agricultural purposes. As of April 30, 2019, approximately 60% of this acreage, over 3,200 acres, is under contract to be sold. Approximately 900 acres of our land holdings are located on the east side of Interstate 95 and are generally well-suited for commercial development. Approximately 4,500 acres of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well-suited for residential development. Included in the western land is approximately 1,000 acres, primarily an 850-acre parcel and three smaller parcels, which are located further west of Interstate 95 and a few miles north of Interstate 4 that are generally well-suited for industrial purposes.

Real estate operations revenue consisted of the following for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenue Description	($000's)	($000's)
Land Sales Revenue	$3,300	$13,117
Impact Fee and Mitigation Credit Sales	—	116
Subsurface Revenue	208	746
Fill Dirt and Other Revenue	27	—
Agriculture	—	11
Total Real Estate Operations Revenue	$3,535	$13,990

2019 Land Sales. During the three months ended March 31, 2019, a total of approximately 9.9 acres were sold for approximately $3.3 million, as described below:

					Gross Sales		Gain
			Date of	No. of	Price	Price	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Unicorp-Grocery Anchored Project	East of I-95	02/27/19	9.9	$3,300	$333,000	$2,274

2018 Land Sales. During the three months ended March 31, 2018, a total of approximately 34.9 acres were sold for approximately $13.9 million, as described below:’

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

Land Impairments. There were no impairment charges related to the Company’s undeveloped land during the three months ended March 31, 2019 or 2018.

Daytona Beach Development. We may selectively acquire other real estate in Daytona Beach, Florida. We may target either vacant land or land with existing structures that we would demolish and develop into additional income properties. During 2018, the Company acquired a 5-acre parcel of land with existing structures in downtown Daytona Beach, for a purchase price of approximately $2.0 million. As of December 31, 2018, the Company had also acquired other contiguous parcels totaling approximately 1-acre for approximately $1.8 million. Combined, these parcels represent the substantial portion of an entire city block in downtown Daytona Beach adjacent to International Speedway Boulevard, a major thoroughfare in Daytona Beach. The combined 6 acres is located in an opportunity zone and a community redevelopment area. In addition, this property is proximate to the future headquarters of Brown & Brown Inc., the sixth largest insurance broker in the U.S. and a publicly listed company, that is expected to be occupied by at least 600 of their employees. We have engaged a national real estate brokerage firm to assist us in identifying a developer or investor to acquire a portion or all of the property or to contribute into a potential joint venture to redevelop the property. We are pursuing entitlements for the potential redevelopment of these parcels, along with certain other adjacent land parcels, some of which we have under contract for purchase. Our intent for investments in the Daytona Beach area is to target opportunistic acquisitions of select catalyst sites, which are typically distressed, with the objective of short-to-medium investment horizons. We may enter into joint ventures or other partnerships to develop land we have acquired or may acquire in the future in lieu of self-developing.

Other Real Estate Assets. The Company owns impact fees with a cost basis of approximately $2,000 and mitigation credits with a cost basis of approximately $445,000 for a combined total of approximately $447,000 as of March 31, 2019. During the three months ended March 31, 2018, the Company transferred mitigation credits with a basis of approximately $124,000 to the land acquired by Buc-ee’s. During the three months ended March 31, 2018, the Company received cash payments of approximately $116,000, for impact fees with a cost basis that was generally of equal value. Additionally, during the three months ended March 31, 2018, impact fees with a cost basis of approximately $72,000 were transferred to the beachfront restaurant leased to LandShark Bar & Grill. There were no impact fee sales during the three months ended March 31, 2019.

As of December 31, 2018, the Company owned impact fees with a cost basis of approximately $2,000 and mitigation credits with a cost basis of approximately $460,000 for a combined total of approximately $462,000.

Subsurface Interests. As of March 31, 2019, the Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 455,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage.

There were no subsurface sales during the three months ended March 31, 2019 or 2018.

During 2011, an eight-year oil exploration lease was executed covering a portion of our Subsurface Interests. On September 20, 2017, the Company amended the oil exploration lease to, among other things, extend the expiration of the original term for five additional years to the new expiration date of September 22, 2024. The lease is effectively thirteen one-year terms as the lessee has the option to terminate the lease at the end of each lease year. The lessee has exercised renewal options through lease year eight ending September 22, 2019. The terms of the lease state the Company will receive royalty payments if production occurs, and may receive additional annual rental payments if the lease is continued in years nine through thirteen. The lease calls for annual lease payments which are recognized as revenue ratably over the respective twelve-month lease periods. Pursuant to the amendment for the Year 8 renewal the annual lease payment is to be paid in installments. In addition, non-refundable drilling penalty payments are made as required by the drilling requirements in the lease which are recognized as revenue when earned, i.e. when the amount is agreed upon. The lessee, an affiliate of Kerogen Exploration LLC, has submitted a drilling permit application in Hendry County to allow for drilling to commence.

Lease payments on the respective acreages and drilling penalties through lease Year 8 are as follows:

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

(1)Generally, cash payment for the Lease Payment is received on or before the first day of the lease year. The Drilling Penalty, which is due within thirty days from the end of the prior lease year, is recorded as revenue when earned, i.e. when the amount is agreed upon, while the Lease Payment is recognized on a straight-line basis over the respective lease term. Pursuant to the amendment for the Year 8 renewal, the Lease Payment and Drilling Penalty were to be received in monthly installments. As of March 31, 2019, the entire amount of approximately $957,000 had been received pursuant to the payment installment schedule. See separate disclosure of revenue recognized per period below.

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For both the three months ended March 31, 2019 and 2018, respectively, lease income of approximately $199,000 was recognized. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2019 or, if extended, the terms or conditions of such extension.

During the three months ended March 31, 2019 and 2018, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled approximately $8,000 and $32,000, during the three months ended March 31, 2019 and 2018, respectively.

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

There were no releases of surface entry rights during the three months ended March 31, 2019.  During the three months ended March 31, 2018, the Company completed a transaction releasing our surface entry rights on approximately 600 acres in exchange for approximately $185,000 in cash and fee title to approximately 40 additional acres in Hendry County, valued at approximately $320,000. Including the non-cash value received, the gain from the transaction totaled approximately $435,000, or $0.06 per share, after tax.

NOTE 5. INVESTMENT IN JOINT VENTURE

Mitigation Bank. The Investment in Joint Venture on the Company’s consolidated balance sheet represents the Company’s ownership interest in the Mitigation Bank (hereinafter defined) (the “JV Investment”). We have concluded the Mitigation Bank is a variable interest entity and is accounted for under the equity method of accounting as the Company is not the primary beneficiary as defined in FASB ASC Topic 810, Consolidation. The significant factors related to this determination include, but are not limited to, the Mitigation Bank being jointly controlled by the members through the use of unanimous approval for all material actions and the retention by the Venture (hereinafter defined) of a third party as the day-to-day manager of the Mitigation Bank property, responsible for the maintenance, generation, tracking, and other aspects of wetland mitigation credits. Under the guidance of FASB ASC 323, Investments-Equity Method and Joint Ventures, the Company uses the equity method to account for the JV Investment.

The mitigation bank transaction, completed during the second quarter of 2018, consists of the sale of a 70% interest in the entity that holds approximately 2,492 acres of land that has been permitted for the creation of a wetland mitigation bank (the “Venture” or the “Mitigation Bank”). The purchaser of the 70% interest in the Mitigation Bank is comprised of certain funds and accounts managed by an investment advisor subsidiary of BlackRock, Inc. (“BlackRock”). The Company retained an approximately 30% non-controlling interest in the Mitigation Bank.

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

The gain on the sale of the 70% interest in the Mitigation Bank totaled approximately $18.4 million and was comprised of the gain on the sale of 70% interest for proceeds of $15.3 million as well as the gain on the retained 30% interest pursuant to FASB ASC Topic 610-20, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets. The gain was included in the Gain on Disposition of Assets in the Company’s consolidated statements of operations for the three months ended June 30, 2018. As of March 31, 2019, the approximately $6.8 million Investment in Joint Venture included on the Company’s consolidated balance sheets is comprised of the fair market value of the 30% retained interest in the Venture.

The operating agreement of the Venture (the “Operating Agreement”) executed in conjunction with the mitigation bank transaction stipulates that the Company shall arrange for sales of the Venture’s mitigation credits to unrelated third parties totaling no less than $6 million of revenue to the Mitigation Bank, net of commissions, by the end of 2020, utilizing a maximum of 60 mitigation credits (the “Minimum Sales Requirement”). The Operating Agreement stipulates that if the Minimum Sales Requirement is not achieved, then BlackRock has the right, but is not required, to have the Company purchase the number of mitigation credits necessary to reach the Minimum Sales Requirement (the “Minimum Sales Guarantee”). The Company estimates the fair value of the Minimum Sales Guarantee to be approximately $100,000 which was recorded as a reduction in the gain on the transaction and is included in Accrued and Other Liabilities in the Company’s consolidated balance sheet as of March 31, 2019.

Additionally, the Operating Agreement provides BlackRock the right to cause the Company to purchase a maximum of 8.536 mitigation credits per quarter (the “Commitment Amount”) from the Mitigation Bank at a price equal to 60% of the then fair market value for mitigation credits (the “Put Right”). The Put Right is applicable even if the Mitigation Bank has not yet been awarded a sufficient number of mitigation credits by the applicable federal and state regulatory agencies. Further, in any quarter that BlackRock does not exercise its Put Right, the unexercised Commitment Amount for the applicable quarter may be rolled over to future calendar quarters. However, the Operating Agreement also stipulates that any amount of third-party sales of mitigation credits will reduce the Put Rights outstanding on a one-for-one basis, if the sales price of the third-party sales equals or exceeds the prices stipulated by the Put Right. Further, any sales of mitigation credits to third parties at the requisite minimum prices in a quarter that exceeds the quarterly amount of the Put Right, will reduce the Put Rights in future calendar quarters on a one-for-one basis. The maximum potential of future payments for the Company pursuant to the Put Right is approximately $27 million. The Company estimates the fair value of the Put Right to be approximately $200,000, which was recorded as a reduction in the gain on the transaction and is included in Accrued and Other Liabilities in the Company’s consolidated balance sheet as of March 31, 2019.

The following table provides summarized financial information of the Venture as of March 31, 2019:

As of
March 31, 2019
($000's)
Assets, cash and cash equivalents	$2,257
Assets, prepaid expenses	9
Assets, investment in mitigation credit assets	1,519
Assets, property, plant, and equipment	18
Total Assets	$3,803

Liabilities, accounts payable, deferred mitigation credit sale revenue	$19
Equity	$3,784
Total Liabilities & Equity	$3,803

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Cash and Cash Equivalents - Level 1	$2,682,205	$2,682,205	$2,310,489	$2,310,489
Restricted Cash - Level 1	1,336,361	1,336,361	19,721,475	19,721,475
Long-Term Debt - Level 2	206,991,712	208,584,073	247,624,811	248,765,650

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

The following table presents the fair value of assets measured on a recurring basis by Level as of March 31, 2019:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	3/31/2019	Assets (Level 1)	(Level 2)	(Level 3)

Cash Flow Hedge - Interest Rate Swap	$479,176	$—	$479,176	$—
Total	$479,176	$—	$479,176	$—

The following table presents the fair value of assets measured on a recurring basis by Level as of December 31, 2018:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	12/31/2018	Assets (Level 1)	(Level 2)	(Level 3)

Cash Flow Hedge - Interest Rate Swap	$651,722	$—	$651,722	$—
Total	$651,722	$—	$651,722	$—

NOTE 7. INTANGIBLE LEASE ASSETS AND LIABILITIES

Intangible lease assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values.

Intangible lease assets and liabilities consisted of the following as of March 31, 2019 and December 31, 2018:

	As of
	March 31, 2019	December 31, 2018
Intangible Lease Assets:
Value of In-Place Leases	$39,189,008	$39,189,008
Value of Above Market In-Place Leases	4,114,715	4,114,715
Value of Intangible Leasing Costs	14,791,111	14,791,111
Sub-total Intangible Lease Assets	58,094,834	58,094,834
Accumulated Amortization	(15,778,840)	(14,539,389)
Sub-total Intangible Lease Assets—Net	42,315,994	43,555,445
Intangible Lease Liabilities (included in accrued and other liabilities):
Value of Below Market In-Place Leases	(35,321,234)	(35,321,234)
Sub-total Intangible Lease Liabilities	(35,321,234)	(35,321,234)
Accumulated Amortization	8,624,160	7,930,884
Sub-total Intangible Lease Liabilities—Net	(26,697,074)	(27,390,350)
Total Intangible Assets and Liabilities—Net	$15,618,920	$16,165,095

The following table reflects the amortization of intangible assets and liabilities during the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018
	($000's)	($000's)
Depreciation and Amortization Expense	$1,127	$1,353
Increase to Income Properties Revenue	(581)	(580)
Net Amortization of Intangible Assets and Liabilities	$546	$773

The estimated future amortization and accretion of intangible lease assets and liabilities is as follows:

		Future Accretion	Net Future
	Future	to Income	Amortization of
	Amortization	Property	Intangible Assets
Year Ending December 31,	Amount	Revenue	and Liabilities
Remainder of 2019	$3,977,373	$(1,735,645)	$2,241,728
2020	4,882,863	(2,244,638)	2,638,225
2021	3,492,913	(2,307,905)	1,185,008
2022	3,177,980	(2,379,065)	798,915
2023	3,085,976	(2,353,003)	732,973
2024	3,054,016	(2,339,950)	714,066
Thereafter	17,369,649	(10,061,644)	7,308,005
Total	$39,040,770	$(23,421,850)	$15,618,920

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

During the three months ended March 31, 2019 and 2018 there were no impairment charges on the Company’s undeveloped land holdings or its income property portfolio.

NOTE 9. OTHER ASSETS

Other assets consisted of the following as of March 31, 2019 and December 31, 2018:

	As of
	March 31, 2019	December 31, 2018
Income Property Tenant Receivables	$991,146	$627,691
Income Property Straight-line Rent Adjustment	4,735,022	4,304,279
Income Property Lease Incentive	2,318,638	2,394,246
Operating Leases - Right-of-Use Asset	443,351	—
Cash Flow Hedge - Interest Rate Swap	479,176	651,722
Infrastructure Reimbursement Receivables	1,854,643	1,847,375
Deferred Deal Costs	200,189	425,476
Prepaid Expenses, Deposits, and Other	2,489,860	2,634,664
Total Other Assets	$13,512,025	$12,885,453

Income Property Lease Incentive. As of March 31, 2019, the Income Property Lease Incentive of approximately $2.3 million relates to a tenant improvement allowance of approximately $2.7 million provided to Hilton Grand Vacations in conjunction with the extension of their leases of two buildings from November 30, 2021 to November 30, 2026, offset by approximately $428,000 of accumulated amortization which has been recognized as an offset to rental revenue. The remaining balance will be amortized over the remaining term of the leases.

Infrastructure Reimbursement Receivables. As of March 31, 2019 and December 31, 2018, the Infrastructure Reimbursement Receivables were all related to the land sales within the Tomoka Town Center. The balance as of March 31, 2019 consisted of approximately $1.4 million due from Tanger for infrastructure reimbursement to be repaid in eight remaining annual installments of $175,000, net of a discount of approximately $148,000, and approximately $660,000 due from Sam’s Club for infrastructure reimbursement to be repaid in six remaining annual installments of $110,000, net of a discount of approximately $57,000.

Deferred Deal Costs. Deferred Deal Costs represent legal costs incurred in advance of the potential execution of and/or closing of a contract for the disposition of assets, primarily land sales. The costs are deferred and expensed at the time the transaction closes or at the time it becomes evident that the transaction will not be completed. During the three months ended March 31, 2019, approximately $353,000, of deal costs were expensed at the time it became evident that the transaction would not be completed.

Operating Leases – Right-of-Use Asset. The Company implemented FASB ASC Topic 842, Leases, effective January 1, 2019, resulting in a cumulative effect adjustment to increase right-of-use assets and related liabilities for operating leases for which the Company is the lessee.

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

	Three Months Ended
	March 31, 2019	March 31, 2018
Income Available to Common Shareholders:
Net Income	$6,468,099	$10,912,299
Weighted Average Shares Outstanding	5,345,870	5,530,864
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	—	31,036
Total Shares Applicable to Diluted Earnings Per Share	5,345,870	5,561,900

Per Share Information:
Basic
Net Income from Continuing Operations	$1.24	$1.99
Net Loss from Discontinued Operations (Net of Tax)	(0.03)	(0.02)
Net Income	$1.21	$1.97

Diluted
Net Income from Continuing Operations	$1.24	$1.98
Net Loss from Discontinued Operations (Net of Tax)	(0.03)	(0.02)
Net Income	$1.21	$1.96

The effect of 7,500 and 15,000 potentially dilutive securities was not included for the three months ended March 31, 2019 and 2018, respectively, as the effect would be anti-dilutive.

The Company intends to settle its 4.50% Convertible Senior Notes due 2020 (the “Convertible Notes”) in cash upon conversion with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Convertible Notes will be included in our calculation of diluted net income per share using the treasury stock method. As such, the Convertible Notes have no impact on diluted net income per share until the price of our common stock exceeds the current conversion price of $68.42. The average price of our common stock during the three months ended March 31, 2019 and 2018 did not exceed the conversion price which resulted in no additional diluted outstanding shares.

NOTE 11. TREASURY STOCK

In January 2019, the Company’s Board of Directors approved an increase of $10.0 million to the stock repurchase program, refreshing the total program to an aggregate of $10 million. During the three months ended March 31, 2019, the Company repurchased 70,708 shares of its common stock on the open market for a total cost of approximately $4.1 million, or an average price per share of $58.34. The shares of the Company’s common stock repurchased during the three months ended March 31, 2019 were returned to the Company’s treasury.

NOTE 12. LONG-TERM DEBT

As of March 31, 2019, the Company’s outstanding indebtedness, at face value, was as follows:

	Face	Maturity	Interest
	Value Debt	Date	Rate
Credit Facility	$79,845,349	September 2021	30 ‑day LIBOR plus 1.50% -2.20%
Mortgage Note Payable (originated with Wells Fargo) (1)	30,000,000	October 2034	4.330%
Mortgage Note Payable (originated with Wells Fargo) (2)	24,387,497	April 2021	30 ‑day LIBOR plus 1.90%
4.50% Convertible Senior Notes due 2020, net of discount	75,000,000	March 2020	4.500%
Total Long-Term Face Value Debt	$209,232,846

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

At March 31, 2019, the current commitment level under the Credit Facility was $150.0 million. The available borrowing capacity under the Credit Facility was approximately $65.8 million, based on the level of borrowing base assets. As of March 31, 2019, the Credit Facility had a $79.8 million balance outstanding.

On April 10, 2019, the Company funded the Block Share Repurchase (hereinafter defined in Note 21, “Subsequent Events”) utilizing available borrowing capacity on the Credit Facility as a part of a $20.0 million draw. On April 18, 2019, $3.0 million of the available borrowing capacity on the Credit Facility was utilized to, among other things, fund repurchases under the existing $10 million buyback program. Accordingly, as of April 30, 2019, the Credit Facility had a $102.8 million balance outstanding and approximately $42.8 million of available borrowing capacity, based on the level of borrowing base assets.

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

Convertible Debt. The Company’s $75.0 million aggregate principal amount of 4.50% Convertible Notes will mature on March 15, 2020, unless earlier purchased or converted. The initial conversion rate was 14.5136 shares of common stock for each $1,000 principal amount of Convertible Notes, which represented an initial conversion price of approximately $68.90 per share of common stock. Since July of 2016, when the Company’s Board of Directors implemented a quarterly dividend in place of the previous semi-annual dividend, and subsequent increases to the quarterly dividend, the conversion rate has been adjusted with each successive quarterly dividend and is currently, after the first quarter 2019 dividend, equal to 14.6162 shares of common stock for each $1,000 principal amount of Convertible Notes, which represents an adjusted conversion price of approximately $68.42 per share of common stock.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Convertible Notes for conversion prior to December 15, 2019, except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of Convertible Notes, or specified corporate events including a change in control of the Company. The Company may not redeem the Convertible Notes prior to the stated maturity date and no sinking fund is provided for the Convertible Notes. The Convertible Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Convertible Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Convertible Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Convertible Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Convertible Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Convertible Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized into interest expense through the maturity date of the Convertible Notes. As of March 31, 2019, the unamortized debt discount of our Convertible Notes was approximately $1.3 million.

Long-term debt as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019		December 31, 2018
		Due Within		Due Within
	Total	One Year	Total	One Year
Credit Facility	$79,845,349	$—	$120,745,579	$—
Mortgage Note Payable (originated with Wells Fargo)	30,000,000	—	30,000,000	—
Mortgage Note Payable (originated with Wells Fargo)	24,387,497	—	24,557,468	—
4.50% Convertible Senior Notes due 2020, net of discount	73,679,991	—	73,348,731	—
Loan Costs, net of accumulated amortization	(921,125)	—	(1,026,967)	—
Total Long-Term Debt	$206,991,712	$—	$247,624,811	$—

Payments applicable to reduction of principal amounts as of March 31, 2019 will be required as follows:

Year Ending December 31,	Amount
Remainder of 2019	$—
2020	75,000,000
2021	104,232,846
2022	—
2023	—
2024	—
Thereafter	30,000,000
Total Long-Term Debt - Face Value	$209,232,846

The carrying value of long-term debt as of March 31, 2019 consisted of the following:

Total
Current Face Amount	$209,232,846
Unamortized Discount on Convertible Debt	(1,320,009)
Loan Costs, net of accumulated amortization	(921,125)
Total Long-Term Debt	$206,991,712

The following table reflects a summary of interest expense incurred and paid during the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018
	($000's)	($000's)
Interest Expense	$2,486	$2,100
Amortization of Loan Costs	106	150
Amortization of Discount on Convertible Notes	331	311
Total Interest Expense	$2,923	$2,561

Total Interest Paid	$3,431	$2,899

The Company was in compliance with all of its debt covenants as of March 31, 2019 and December 31, 2018.

NOTE 13. INTEREST RATE SWAP

The Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the $24.4 million mortgage note payable as discussed in Note 12, “Long-Term Debt.” During the three months ended March 31, 2019, the interest rate swap agreement was 100% effective. Accordingly, the change in fair value on the interest rate swap has been classified in accumulated other comprehensive income. As of March 31, 2019 and December 31, 2018, the fair value of our interest rate swap agreement, which was a gain of approximately $479,000 and $652,000, was included in other assets on the consolidated balance sheets. The interest rate swap was effective on April 7, 2016 and matures on April 7, 2021. The interest rate swap fixed the variable rate debt on the notional amount of related debt of $24.4 million to a rate of 3.17%.

NOTE 14. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following:

	As of
	March 31, 2019	December 31, 2018

Accrued Property Taxes	$558,684	$12,312
Reserve for Tenant Improvements	93,476	100,519
Accrued Construction Costs	170,394	350,593
Accrued Interest	499,828	1,430,236
Environmental Reserve and Restoration Cost Accrual	763,501	520,404
Operating Leases - Liability	443,351	—
Other	1,739,693	2,783,820
Total Accrued and Other Liabilities	$4,268,927	$5,197,884

Environmental Reserve. During the year ended December 31, 2014, the Company accrued an environmental reserve of approximately $110,000 in connection with an estimate of additional costs required to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida, on which environmental remediation work had previously been performed. The Company engaged legal counsel who, in turn, engaged environmental engineers to review the site and the prior monitoring test results. During the year ended December 31, 2015, their review was completed, and the Company made an additional accrual of approximately $500,000, representing the low end of the range of possible costs estimated by the engineers to be between approximately $500,000 and $1.0 million to resolve this matter subject to the approval of the state department of environmental protection (the “FDEP”). The FDEP issued a Remedial Action Plan Modification Approval Order (the “FDEP Approval”) in August 2016 which supports the approximate $500,000 accrual made in 2015. The Company is implementing the remediation plan pursuant to the FDEP Approval. During the fourth quarter of 2017, the Company made an additional accrual of approximately $51,000 for the second year of monitoring as the low end of the original range of estimated costs was increased for the amount of monitoring now anticipated. Since the total accrual of approximately $661,000 was made, approximately $577,000 in costs have been incurred through March 31, 2019, leaving a remaining accrual of approximately $84,000.

Restoration Accrual. As part of the resolution of a regulatory matter pertaining to the Company’s prior agricultural activities on certain of the Company’s land located in Daytona Beach, Florida, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible wetlands restoration costs for approximately 148.4 acres within such land, and such estimated costs were included on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. The final proposal for restoration work was received during the second quarter of 2016 which totaled approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was recorded during the second quarter of 2016. During the first quarter of 2019, the Company received a revised estimate for completion of the restoration work for which the adjusted final total cost was approximately $2.4 million. Accordingly, an increase in the accrual of approximately $361,000 was recorded during the first quarter of 2019. The Company has funded approximately $1.7 million of the total $2.4 million of estimated costs through the period ended March 31, 2019, leaving a remaining accrual of approximately $713,000. This matter is more fully described in Note 18 “Commitments and Contingencies.”

Operating Leases – Liability. The Company implemented FASB ASC Topic 842, Leases, effective January 1, 2019, resulting in a cumulative effect adjustment to increase right-of-use assets and related liabilities for operating leases for which the Company is the lessee.

NOTE 15. DEFERRED REVENUE

Deferred revenue consisted of the following:

	As of
	March 31, 2019	December 31, 2018
Deferred Oil Exploration Lease Revenue	$386,767	$585,675
Deferred Revenue on Land Sales	831,320	831,320
Prepaid Rent	1,254,818	1,621,620
Tenant Contributions	4,042,250	4,104,151
Other Deferred Revenue	107,098	58,838
Total Deferred Revenue	$6,622,253	$7,201,604

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

Tenant Contributions. In connection with the acquisition of the property in Aspen, Colorado, the master tenant contributed $1.5 million of the $28.0 million purchase price at closing on February 21, 2018. Additionally, the master tenant funded, from its leasing reserve escrow, approximately $935,000 of the Company’s acquisition-related costs. Approximately $132,000 was recognized into income property rental revenue through March 31, 2019, leaving an aggregate balance of approximately $2.3 million, related to the Company’s total acquisition cost of approximately $29.0 million, to be recognized over the remaining term of the lease.

In connection with the construction of the beachfront restaurant leased to Cocina 214 Restaurant & Bar in Daytona Beach, Florida, the tenant contributed approximately $1.9 million of the building and tenant improvements owned by the Company through direct payments to various third-party construction vendors. Approximately $149,000 was recognized into income property rental revenue through March 31, 2019, leaving a balance of approximately $1.7 million to be recognized over the remaining term of the lease.

NOTE 16. STOCK-BASED COMPENSATION

SUMMARY OF STOCK-BASED COMPENSATION

A summary of share activity for all equity classified stock compensation during the three months ended March 31, 2019, is presented below:

	Shares		Vested /			Shares
	Outstanding	Granted	Exercised	Expired	Forfeited	Outstanding
Type of Award	at 1/1/2019	Shares	Shares	Shares	Shares	at 3/31/2019
Equity Classified - Performance Share Awards - Peer Group Market Condition Vesting	28,080	21,195	—	—	—	49,275
Equity Classified - Market Condition Restricted Shares - Stock Price Vesting	22,000	—	—	—	—	22,000
Equity Classified - Three Year Vest Restricted Shares	34,952	20,696	(18,053)	—	—	37,595
Equity Classified - Non-Qualified Stock Option Awards	80,000	—	—	—	—	80,000
Total Shares	165,032	41,891	(18,053)	—	—	188,870

Amounts recognized in the consolidated financial statements related to stock compensation are as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
Recurring Charge for Stock-Based Compensation
Total Cost of Share-Based Plans Charged Against Income Before Tax Effect	$811,601	$502,895

Income Tax Expense Recognized in Income	$(205,700)	$(127,459)

EQUITY-CLASSIFIED STOCK COMPENSATION

Performance Share Awards – Peer Group Market Condition Vesting

On February 3, 2017, the Company awarded to certain employees 12,635 Performance Shares under the Amended and Restated 2010 Equity Incentive Plan (the “Original 2010 Plan”). The Performance Shares awards entitle the recipient to receive, upon the vesting thereof, shares of common stock of the Company equal to between 0% and 150% of the number of Performance Shares awarded. The number of shares of common stock so vesting will be determined based on the Company’s total shareholder return as compared to the total shareholder return of a certain peer group during a three-year performance period commencing on January 1, 2017, and ending on December 31, 2019.

On January 24, 2018, the Company awarded to certain employees 15,445 Performance Shares under the Original 2010 Plan. The Performance Shares awards entitle the recipient to receive, upon the vesting thereof, shares of common stock of the Company equal to between 0% and 150% of the number of Performance Shares awarded. The number of shares of common stock so vesting will be determined based on the Company’s total shareholder return as compared to the total shareholder return of a certain peer group during a three-year performance period commencing on January 1, 2018, and ending on December 31, 2020.

On January 23, 2019, the Company awarded to certain employees 21,195 Performance Shares under the Second Amended and Restated 2010 Equity Incentive Plan (the “Amended 2010 Plan”). The Performance Shares awards entitle the recipient to receive, upon the vesting thereof, shares of common stock of the Company equal to between 0% and 150% of the number of Performance Shares awarded. The number of shares of common stock so vesting will be determined based on the Company’s total shareholder return as compared to the total shareholder return of a certain peer group during a three-year performance period commencing on January 1, 2019, and ending on December 31, 2021.

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

A summary of activity during the three months ended March 31, 2019, is presented below:

		Wtd. Avg.
Performance Shares with Market Conditions	Shares	Fair Value
Outstanding at January 1, 2019	28,080	$66.29
Granted	21,195	64.66
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at March 31, 2019	49,275	$65.59

As of March 31, 2019, there was approximately $2.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to Performance Share awards, which will be recognized over a remaining weighted average period of 2.3 years.

Market Condition Restricted Shares – Stock Price Vesting

On May 20, 2015 and February 26, 2016, a combined grant of 26,000 shares, net of 68,000 shares permanently surrendered during 2016, of restricted Company common stock was awarded to Mr. Albright under the Original 2010 Plan under a new five-year employment agreement. The 26,000 shares of restricted Company common stock outstanding from these grants were to vest in four increments based upon the price per share of Company common stock during the term of his employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing thirty-day average closing prices ranging from $60 and $65 per share for the first two increments of 2,000 shares each, $70 per share for the third increment of 18,000 shares, and $75 per share for the fourth increment of 4,000 shares. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to January 28, 2021, that increment of the restricted shares will be forfeited. As of March 31, 2019, the first two increments of this award had vested, leaving 22,000 shares outstanding.

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

A summary of the activity for these awards during the three months ended March 31, 2019, is presented below:

Wtd. Avg.
Market Condition Non-Vested Restricted Shares	Shares	Fair Value
Outstanding at January 1, 2019	22,000	$41.71
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at March 31, 2019	22,000	$41.71

As of March 31, 2019, there is no unrecognized compensation cost related to market condition restricted stock.

Three Year Vest Restricted Shares

On January 27, 2016, the Company granted to certain employees 21,100 shares of restricted Company common stock under the Original 2010 Plan. One-third of the restricted shares will vest on each of the first, second, and third anniversaries of January 28, 2016, provided the grantee is an employee of the Company on those dates. In addition, any unvested portion of the restricted shares will vest upon a change in control. No shares remain outstanding under this award as the remaining shares vested during the first quarter of 2019.

On January 25, 2017, the Company granted to certain employees 17,451 shares of restricted Company common stock under the Original 2010 Plan. One-third of the restricted shares will vest on each of the first, second, and third anniversaries of January 28, 2017, provided the grantee is an employee of the Company on those dates. In addition, any unvested portion of the restricted shares will vest upon a change in control.

On January 24, 2018, the Company granted to certain employees 17,712 shares of restricted Company common stock under the Original 2010 Plan. One-third of the restricted shares will vest on each of the first, second, and third anniversaries of January 28, 2018, provided the grantee is an employee of the Company on those dates. In addition, any unvested portion of the restricted shares will vest upon a change in control.

On January 23, 2019, the Company granted to certain employees 20,696 shares of restricted Company common stock under the Amended 2010 Plan. One-third of the restricted shares will vest on each of the first, second, and third anniversaries of January 28, 2019, provided the grantee is an employee of the Company on those dates. In addition, any unvested portion of the restricted shares will vest upon a change in control.

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

A summary of activity during the three months ended March 31, 2019, is presented below:

		Wtd. Avg.
		Fair Value
Three Year Vest Non-Vested Restricted Shares	Shares	Per Share
Outstanding at January 1, 2019	34,952	$58.07
Granted	20,696	58.78
Vested	(18,053)	54.43
Expired	—	—
Forfeited	—	—
Outstanding at March 31, 2019	37,595	$60.21

As of March 31, 2019, there was approximately $2.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three-year vest non-vested restricted shares, which will be recognized over a remaining weighted average period of 2.2 years.

Non-Qualified Stock Option Awards

On October 22, 2014, the Company granted to Mr. Smith an option to purchase 10,000 shares of the Company’s common stock under the Original 2010 Plan, with an exercise price of $50.00. One-third of the options vested on each of the first, second, and third anniversaries of the grant date. The options expire on the earliest of: (a) the tenth anniversary of the grant date; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability.

On February 9, 2015, the Company granted to Mr. Albright an option to purchase 20,000 shares of the Company’s common stock under the Original 2010 Plan, with an exercise price of $57.50. The option vested on January 28, 2016. The option expires on the earliest of: (a) January 28, 2025; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability.

On May 20, 2015, the Company granted to Mr. Albright an option to purchase 40,000 shares of the Company’s common stock under the Original 2010 Plan, with an exercise price of $55.62. On February 26, 2016, this option was surrendered and an option to purchase 40,000 shares was granted on February 26, 2016, with identical terms. The option expires on the earliest of: (a) January 28, 2025; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability.

On June 29, 2015, the Company granted to an officer of the Company an option to purchase 10,000 shares of the Company’s common stock under the Original 2010 Plan, with an exercise price of $57.54. One-third of the options vested on each of the first, second, and third anniversaries of the grant date. The option expires on the earliest of: (a) June 29, 2025; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability.

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

A summary of the activity for the awards during the three months ended March 31, 2019, is presented below:

			Wtd. Avg.
			Remaining
			Contractual	Aggregate
		Wtd. Avg.	Term	Intrinsic
Non-Qualified Stock Option Awards	Shares	Ex. Price	(Years)	Value
Outstanding at January 1, 2019	80,000	$55.63
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at March 31, 2019	80,000	$55.63	6.01	$273,800
Exercisable at January 1, 2019	80,000	$55.63	6.50	$25,000
Exercisable at March 31, 2019	80,000	$55.63	6.01	$273,800

No options were granted, and no options were exercised during the three months ended March 31, 2019. As of March 31, 2019, there is no unrecognized compensation cost related to non-qualified, non-vested stock option awards.

NON-EMPLOYEE DIRECTOR STOCK COMPENSATION

Each member of the Company’s Board of Directors has the option to receive his or her annual retainer in shares of Company common stock rather than cash. The number of shares awarded to the directors making such election is calculated quarterly by dividing (i) the sum of (A) the amount of the quarterly retainer payment due to such director plus (B) meeting fees earned by such director during the quarter, by (ii) the closing price of the Company’s common stock on the last business day of the quarter for which such payment applied, rounded down to the nearest whole number of shares.

Commencing in 2019, each non-employee director serving as of the beginning of each calendar year shall receive an annual award of the Company’s common stock valued at $20,000 (the “Annual Award”). The number of shares awarded will be calculated based on the trailing 20-day average price of the Company’s common stock as of the date two business days prior to the date of the award, rounded down to the nearest whole number of shares.

During the three months ended March 31, 2019 and 2018, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled approximately $272,000, or 4,779 shares, and $36,000, or 561 shares, respectively, which includes the approximately $160,000 Annual Award received during the first quarter of 2019.

NOTE 17. INCOME TAXES

The Company’s effective income tax rate was 25.3% and 24.4% for the three months ended March 31, 2019 and 2018, respectively. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. There were no discrete events during the three months ended March 31, 2019 or 2018.

The Company files a consolidated income tax return in the United States Federal jurisdiction and the states of Arizona, California, Colorado, Florida, Georgia, Maryland, Massachusetts, Nevada, New Mexico, North Carolina, Oregon, Texas, Virginia, and Washington. The Internal Revenue Service has audited the federal tax returns through the year 2012, with all proposed adjustments settled. The Florida Department of Revenue has audited the Florida tax returns through the year 2014, with all proposed adjustments settled. The Company recognizes all potential accrued interest and penalties to unrecognized tax benefits in income tax expense.

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

Contractual Commitments – Expenditures

In conjunction with the Company’s sale of approximately 18.1 acres of land to an affiliate of Sam’s Club (“Sam’s”) in December 2015, the Company agreed to reimburse Sam’s for a portion of their construction costs applicable to adjacent outparcels retained by the Company. As a result, in December 2015, the Company deposited $125,000 of cash in escrow related to construction work which remains classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of March 31, 2019 was approximately $125,000, including accrued interest. Accordingly, the Company’s maximum commitment related to the construction work benefitting the outparcels adjacent to Sam’s land parcel is approximately $125,000, to be paid from escrow upon completion.

In connection with the Golf Course Land Purchase (hereinafter defined),  each year the Company is obligated to pay the City of Daytona Beach, Florida (the “City”) additional consideration in the amount of an annual surcharge of $1 per golf round played (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharges paid equal to $700,000. The maximum amount of $700,000 represents contingent consideration and was recorded as an increase in Golf Buildings, Improvements, and Equipment and Accrued and Other Liabilities in the accompanying consolidated balance sheets during the year ended December 31, 2017. The first two annual payments of $70,000 each were made in January of 2018 and January of 2019, leaving a remaining commitment of $560,000 as of March 31, 2019.

In conjunction with the execution of certain of the Company’s leases at The Grove at Winter Park property, the Company has committed to tenant improvement allowances totaling approximately $731,000 (the “Grove TI Allowances”). As of December 31, 2018, approximately $83,000 of the Grove TI Allowances have been funded, leaving a remaining commitment of approximately $648,000.

Contractual Commitments – Land Pipeline

As of April 30, 2019, the Company’s pipeline of potential land sales transactions included the following fourteen potential transactions with twelve different buyers, representing over 3,200 acres or approximately 60% of our land holdings:

		No. of Acres	Amount	Price	Estimated
	Transaction (Buyer)	(Rounded)	($000's)	per Acre	Timing
1	Residential (SF) - Parcel A - West of I-95	1,599	$27,000	$17,000	'19 - '20
2	Residential (SF) - ICI Homes - West of I-95	1,016	21,450	21,000	'19
3	Commercial/Medical Office - East of I-95	32	8,089	253,000	'19 - '20
4	Residential (MF) - East of I-95	38	6,100	161,000	Q4 '19
5	Commercial/Residential - Unicorp Dev. - East of I-95	31	4,600	148,000	'19 - '20
6	Commercial/Residential - East of I-95	12	4,500	375,000	'19 - '20
7	Residential (MF) - East of I-95	23	4,000	174,000	'19 - '20
8	Commercial/Retail - Unicorp Dev. - East of I-95	14	3,800	271,000	'19 - '20
9	Commercial/Retail - NADG - East of I-95	13	3,000	231,000	'19
10	Residential (Sr. Housing) - East of I-95	13	2,600	200,000	'19 - '20
11	Residential (SF) - West of I-95	98	2,600	27,000	'19 - '20
12	Residential (MF) - East of I-95	19	2,000	105,000	'20
13	Residential (SF) - ICI Homes - West of I-95	146	1,650	11,000	'19
14	Borrow Pit - West of I-95	149	1,600	11,000	'19 - '20
	Total (Average)	3,203	$92,989	$29,000

As noted above, these agreements contemplate closing dates ranging from 2019 through fiscal year 2020, and although some of the transactions may close in 2019, some of the buyers may not be contractually obligated to close until after 2019. Each of the transactions are in varying stages of due diligence by the various buyers including, in some instances, having made submissions to the planning and development departments of the City, and other permitting activities with other applicable governmental authorities including wetlands permits from the St. John’s River Water Management District and the U.S. Army Corps of Engineers, conducting traffic analyses and potential road impact requirements with the Florida Department of Transportation and negotiating other matters with Volusia County. In addition to other customary closing conditions, the majority of these transactions are conditioned upon the receipt of approvals or permits from those various governmental authorities, as well as other matters that are beyond our control. If such approvals are not obtained or costs to meet governmental requirements or obligations are too high, the prospective buyers may have the ability to terminate their respective agreements prior to closing. As a result, there can be no assurances regarding the likelihood or timing of any one of these potential land transactions being completed or the final terms thereof, including the sales price.

Other Matters

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 was accrued as of December 31, 2015, for which payment was made during the quarter ended September 30, 2016. Also, during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to approximately 148.4 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs, and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of September 30, 2016, the final proposal from the Company’s third-party environmental engineer was received reflecting a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the second quarter of 2016. During the first quarter of 2019, the Company received a revised estimate for completion of the restoration work for which the adjusted final total cost was approximately $2.4 million. Accordingly, an increase in the accrual of approximately $361,000 was recorded during the first quarter of 2019. The Company has funded approximately $1.7 million of the total $2.4 million of estimated costs through March 31, 2019, leaving a remaining accrual of approximately $713,000. The

Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately $713,000 could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimates.

During the first quarter of 2017, the Company completed the sale of approximately 1,581 acres of land to Minto Communities LLC which acreage represents a portion of the Company’s remaining $713,000 obligation. Accordingly, the Company deposited $423,000 of cash in escrow to secure performance on the obligation. The funds in escrow can be drawn upon completion of certain milestones including completion of restoration and annual required monitoring. The first such milestone was achieved during the fourth quarter of 2017 and $189,500 of the escrow was refunded. The second milestone related to the completion of the first-year maintenance and monitoring was achieved during the first quarter of 2019 and $77,833 of the escrow was refunded leaving an escrow balance of approximately $156,000 as of March 31, 2019. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. Resolution of this matter allowed the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. As of September 30, 2017, the Company determined that approximately 36 mitigation credits were required to be utilized, which represents approximately $298,000 in cost basis of the Company’s mitigation credits. Accordingly, the Company transferred the mitigation credits through a charge to direct cost of revenues of real estate operations during the three months ended September 30, 2017, thereby resolving the required mitigation activities related to the approximately 54.66 acres. In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the Company to utilize or acquire mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract. No amounts related to such potential future costs have been accrued as of March 31, 2019.

NOTE 19. BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, commercial loan investments, real estate operations, and golf operations segment. During the fourth quarter of 2018, the Company commenced efforts to pursue the monetization of the golf operations segment and assets comprising the Club. Accordingly, as of March 31, 2019 and December 31, 2018, the golf assets comprising the Club have been classified as held for sale in the accompanying consolidated balance sheets and the results of golf operations segment have been classified as discontinued operations in the accompanying consolidated statements of income for the three months ended March 31, 2019 and 2018.

Our income property operations consist primarily of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 91.1% and 88.5% of our identifiable assets as of March 31, 2019 and December 31, 2018, respectively, and 75.2% and 39.2% of our consolidated revenues for the three months ended March 31, 2019 and 2018, respectively. Our real estate operations primarily consist of revenues generated from land transactions and leasing, royalty income, and revenue from the release of surface entry rights from our Subsurface Interests.

The Company reports performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in the different segments for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenues:
Income Properties	$10,724,418	$9,205,727
Commercial Loan Investments	—	300,999
Real Estate Operations	3,534,901	13,990,517
Total Revenues	$14,259,319	$23,497,243
Operating Income:
Income Properties	$8,791,930	$7,336,698
Commercial Loan Investments	—	300,999
Real Estate Operations	1,909,632	12,449,683
General and Corporate Expense	(5,847,907)	(6,620,371)
Gains on Disposition of Assets	6,869,957	3,650,858
Total Operating Income	$11,723,612	$17,117,867
Depreciation and Amortization:
Income Properties	$3,339,856	$3,787,415
Corporate and Other	6,431	9,408
Total Depreciation and Amortization	$3,346,287	$3,796,823
Capital Expenditures:
Income Properties	$58,005	$27,915,262
Real Estate Operations	870,509	2,111,983
Golf Operations	—	2,663
Corporate and Other	2,061	553
Total Capital Expenditures	$930,575	$30,030,461

	As of
	March 31, 2019	December 31, 2018
Identifiable Assets:
Income Properties	$472,412,073	$492,093,615
Real Estate Operations	35,045,459	35,287,559
Golf Operations-Held for Sale	4,680,691	4,462,477
Corporate and Other	6,369,035	24,486,221
Total Assets	$518,507,258	$556,329,872

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

NOTE 20. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

During the fourth quarter of 2018, the Company commenced efforts to pursue monetization of certain of its multi-tenant income properties and the golf operations segment and assets comprising the Club. Accordingly, four multi-tenant income properties and the golf assets comprising the Club were classified as held for sale as of December 31, 2018. Additionally, the golf operations segment qualifies as discontinued operations and have been reclassified as such in the accompanying consolidated statements of income for the three months ended March 31, 2019 and 2018. As described in Note 3, “Income Properties”, the multi-tenant retail property anchored by a Whole Foods Market retail store in Sarasota, Florida was sold during the three months ended March 31, 2019 comprising $17.1 million of the reduction in assets held for sale during the quarter.

The following is a summary of assets held for sale as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019			As of December 31, 2018
	Multi-Tenant Income Properties	Golf Assets	Total Assets Held for Sale	Multi-Tenant Income Properties	Golf Assets	Total Assets Held for Sale
Property, Plant, and Equipment—Net	$51,492,601	$3,659,703	$55,152,304	$67,810,880	$3,659,703	$71,470,583
Cash and Cash Equivalents	—	199,290	199,290	—	156,489	156,489
Other Assets	—	648,137	648,137	—	646,285	646,285
Operating Leases - Right-of-Use Asset	—	173,561	173,561	—	—	—
Intangible Lease Assets—Net	3,346,288	—	3,346,288	4,366,858	—	4,366,858
Intangible Lease Liabilities—Net	(440,913)	—	(440,913)	(773,705)	—	(773,705)
Total Assets Held for Sale	$54,397,976	$4,680,691	$59,078,667	$71,404,033	$4,462,477	$75,866,510

The following is a summary of liabilities held for sale as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019			As of December 31, 2018
	Multi-Tenant Income Properties	Golf Liabilities	Total Liabilities Held for Sale	Multi-Tenant Income Properties	Golf Liabilities	Total Liabilities Held for Sale
Accounts Payable	$—	$318,946	$318,946	$—	$199,422	$199,422
Accrued and Other Liabilities	—	916,759	916,759	—	924,323	924,323
Operating Leases - Liability	—	173,561	173,561	—	—	—
Deferred Revenue	—	232,719	232,719	—	223,551	223,551
Total Liabilities Held for Sale	$—	$1,641,985	$1,641,985	$—	$1,347,296	$1,347,296

Operating Leases – Right-of-Use Asset and Liability. In connection with the Company’s implementation of FASB ASU Topic 842, Leases, effective January 1, 2019, the Company recorded an increase in right-of-use assets and lease liabilities for leases for which the Company is the lessee. The amount of the adjustment totaled approximately $208,000 for golf operations segment leases which was recorded as an increase in Assets Held for Sale and Liabilities Held for Sale.

Golf $1 Round Surcharge. On January 24, 2017, the Company acquired the land and improvements comprising the golf courses, previously leased from the City, for approximately $1.5 million (the “Golf Course Land Purchase”). In connection with the Golf Course Land Purchase,  each year the Company is obligated to pay the Per-Round Surcharge. The maximum amount of $700,000 represents contingent consideration and was recorded as an increase in Golf Buildings, Improvements, and Equipment and Accrued and Other Liabilities in the accompany consolidated balance sheets. The first two annual payments of $70,000 each were made in January of 2018 and January of 2019, leaving a remaining commitment of $560,000 as of March 31, 2019 which is included in Accrued and Other Liabilities, a component of Liabilities Held for Sale.

The following is a summary of discontinued operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018

Golf Operations Revenue	$1,496,693	$1,354,356
Golf Operations Direct Cost of Revenues	(1,711,330)	(1,381,826)
Loss from Operations	(214,637)	(27,470)
Depreciation and Amortization	—	(103,556)
Loss from Discontinued Operations Before Income Tax	(214,637)	(131,026)
Income Tax Benefit	54,400	33,210
Loss from Discontinued Operations (Net of Income Tax)	$(160,237)	$(97,816)

NOTE 21. SUBSEQUENT EVENTS

On April 10, 2019, the Company repurchased a large block of shares of the Company’s common stock as part of the disposition of the entire position owned by its largest shareholder, Wintergreen Fund (NYSE: WGRNX), a public mutual fund and other investment vehicles, managed by Wintergreen Advisers, LLC, an institutional investment advisory firm, which shareholder owned in the aggregate more than 28% of the Company’s outstanding shares. The Company acquired 320,741 shares (the “Block Share Repurchase”), or approximately 6% of the Company’s outstanding shares, for approximately $18.4 million, which was funded utilizing capacity on the Credit Facility. The remaining shares owned by the selling shareholder, totaling 1,232,334 shares, were acquired by multiple investors. The Block Share Repurchase was completed outside of the Company’s existing $10.0 million buyback program.

On April 29, 2019, the Company completed the sale of approximately 38 acres for approximately $710,000, or approximately $19,000 per acre. The land parcel which is to be used as a compensating storage pond is located on the east side of Interstate 95 at the northwest corner of LPGA Boulevard and Clyde Morris Boulevard. The estimated gain on the land sale is approximately $595,000, or $0.09 per share, after tax. The transaction is expected to be part of a 1031 like-kind exchange.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those the Company anticipates or projects are described in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K, for year ended December 31, 2018. Given these uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q or any document incorporated herein by reference. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, or the aforementioned risk factors. The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Consolidated-Tomoka Land Co. together with our consolidated subsidiaries.

OVERVIEW

We are a diversified real estate operating company. We own and manage, sometimes utilizing third-party property management companies, forty-six commercial real estate properties in fourteen states in the United States. As of March 31, 2019, we owned forty single-tenant and six multi-tenant income-producing properties with approximately 2.3 million square feet of gross leasable space. We also own and manage a portfolio of undeveloped land totaling approximately 5,400 acres in Daytona Beach, Florida. We own the LPGA International Golf Club, which is managed by a third party and classified as held for sale (the “Club”). We also lease some of our land for eighteen billboards, have agricultural operations that are managed by a third party, which consist of leasing land for hay production and timber harvesting, and own and manage Subsurface Interests (hereinafter defined).

Income Property Operations. We have pursued a strategy of investing in income-producing properties, when possible by utilizing the proceeds from real estate transactions qualifying for income tax deferral through like-kind exchange treatment for tax purposes.

Our strategy for investing in income-producing properties is focused on long-term real estate fundamentals and target major markets and markets experiencing significant economic growth. We currently are marketing the multi-tenant income properties included in Assets Held for Sale as part of refining the focus of our strategy on investing in single-tenant net lease income properties. We employ a methodology for evaluating targeted investments in income-producing properties which includes an evaluation of: (i) the attributes of the real estate (e.g. location, market demographics, comparable properties in the market, etc.); (ii) an evaluation of the existing tenant(s) (e.g. credit-worthiness, property level sales, tenant rent levels compared to the market, etc.); (iii) other market-specific conditions (e.g. tenant industry, job and population growth in the market, local economy, etc.); and (iv) considerations relating to the Company’s business and strategy (e.g. strategic fit of the asset type, property management needs, alignment with the Company’s 1031 like-kind exchange structure, etc.).

No income properties were acquired during the three months ended March 31, 2019.

One multi-tenant income property, which was classified in Assets Held for Sale as of December 31, 2018, was disposed of during the three months ended March 31, 2019. On February 21, 2019, the Company sold its approximately 59,000 square foot multi-tenant retail property anchored by a Whole Foods Market retail store located in Sarasota, Florida for approximately $24.62 million (the “Whole Foods Sale”). The gain on the Whole Foods Sale totaled approximately $6.9 million, or approximately $0.96 per share, after tax. The Company applied the proceeds from the Whole Foods Sale towards the purchase of the previously-acquired portfolio of eight single-tenant ground leased income properties in Jacksonville, Florida, through a reverse 1031 like-kind exchange structure. The Whole Foods Sale continues the Company’s objective of transitioning the income property portfolio to primarily single-tenant net lease properties.

Our current portfolio of forty single-tenant income properties generates approximately $27.7 million of revenues from base lease payments on an annualized basis and had an average remaining lease term of 9.4 years as of March 31, 2019.

Our current portfolio of six multi-tenant properties generates approximately $8.1 million of revenue from base lease payments on an annualized basis and has a weighted average remaining lease term of 4.3 years as of March 31, 2019.

As part of our overall strategy for investing in income-producing properties, we self-developed five multi-tenant office properties, all of which are located in Daytona Beach, Florida. One of these properties was sold in 2016, while the other four were sold during the first quarter of 2018 in the Self-Developed Properties Sale.

We also self-developed two single-tenant net lease restaurant properties on a 6-acre beachfront parcel in Daytona Beach, Florida. The development was completed in January of 2018, at which point rent commenced under the leases; therefore, during the first quarter of 2018, these two properties were added to our income property portfolio. On a limited basis, we have acquired and may continue to selectively acquire other real estate, either vacant land or land with existing structures, that we would demolish and develop into additional income properties, possibly in the downtown and beachside areas of Daytona Beach, Florida. During 2018, we invested approximately $4.7 million to acquire approximately 6.0 acres in downtown Daytona Beach that is located in an opportunity zone and a community redevelopment area. Specifically, our investments in the Daytona Beach area would target opportunistic acquisitions of select catalyst sites, which are typically distressed, with an objective of having short investment horizons. Should we pursue such acquisitions, we may seek to partner with developers to develop these sites rather than self-develop the properties. See Real Estate Operations for a discussion of such real estate acquired to date.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. During the fourth quarter of 2018, the Company commenced efforts to pursue the monetization of certain of its multi-tenant income properties with the Company intending to reinvest the potential proceeds from these dispositions into single-tenant net lease income properties during the year ending December 31, 2019 and possibly early 2020. Accordingly, four multi-tenant income properties were classified as held for sale as of December 31, 2018, one of which was sold during the first quarter of 2019, the Whole Foods Sale. Should we sell the remaining multi-tenant properties held for sale or certain of our single-tenant income properties, it is likely that we would seek to do so utilizing the 1031 like-kind exchange structure to preserve the tax-deferred gain on the original transaction(s) that pertains to the replacement asset.

Real Estate Operations.  As of March 31, 2019, the Company owned approximately 5,400 acres of undeveloped land in Daytona Beach, Florida, along six miles of the west and east sides of Interstate 95. Currently, a significant amount of this land is used for agricultural purposes. As of April 30, 2019, approximately 60% of this acreage, over 3,200 acres, is under contract to be sold. Approximately 900 acres of our land holdings are located on the east side of Interstate 95 and are generally well-suited for commercial development. Approximately 4,500 acres of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well-suited for residential development. Included in the western land is approximately 1,000 acres, primarily an 850-acre parcel and three smaller parcels, which are located further west of Interstate 95 and a few miles north of Interstate 4 that are generally well-suited for industrial purposes.

Real estate operations revenue consisted of the following for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenue Description	($000's)	($000's)
Land Sales Revenue	$3,300	$13,117
Impact Fee and Mitigation Credit Sales	—	116
Subsurface Revenue	208	746
Fill Dirt and Other Revenue	27	—
Agriculture	—	11
Total Real Estate Operations Revenue	$3,535	$13,990

2019 Land Sales. During the three months ended March 31, 2019, a total of approximately 9.9 acres were sold for approximately $3.3 million, as described below:

					Gross Sales		Gain
			Date of	No. of	Price	Price	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Unicorp-Grocery Anchored Project	East of I-95	02/27/19	9.9	$3,300	$333,000	$2,274

2018 Land Sales. During the three months ended March 31, 2018, a total of approximately 34.9 acres were sold for approximately $13.9 million, as described below:

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

Land Pipeline. As of April 30, 2019, the Company’s pipeline of potential land sales transactions included the following fourteen potential transactions with twelve different buyers, representing over 3,200 acres or approximately 60% of our land holdings:

		No. of Acres	Amount	Price	Estimated
	Transaction (Buyer)	(Rounded)	($000's)	per Acre	Timing
1	Residential (SF) - Parcel A - West of I-95	1,599	$27,000	$17,000	'19 - '20
2	Residential (SF) - ICI Homes - West of I-95	1,016	21,450	21,000	'19
3	Commercial/Medical Office - East of I-95	32	8,089	253,000	'19 - '20
4	Residential (MF) - East of I-95	38	6,100	161,000	Q4 '19
5	Commercial/Residential - Unicorp Dev. - East of I-95	31	4,600	148,000	'19 - '20
6	Commercial/Residential - East of I-95	12	4,500	375,000	'19 - '20
7	Residential (MF) - East of I-95	23	4,000	174,000	'19 - '20
8	Commercial/Retail - Unicorp Dev. - East of I-95	14	3,800	271,000	'19 - '20
9	Commercial/Retail - NADG - East of I-95	13	3,000	231,000	'19
10	Residential (Sr. Housing) - East of I-95	13	2,600	200,000	'19 - '20
11	Residential (SF) - West of I-95	98	2,600	27,000	'19 - '20
12	Residential (MF) - East of I-95	19	2,000	105,000	'20
13	Residential (SF) - ICI Homes - West of I-95	146	1,650	11,000	'19
14	Borrow Pit - West of I-95	149	1,600	11,000	'19 - '20
	Total (Average)	3,203	$92,989	$29,000

As noted above, these agreements contemplate closing dates ranging from 2019 through fiscal year 2020, and although some of the transactions may close in 2019, some of the buyers may not be contractually obligated to close until after 2019. Each of the transactions are in varying stages of due diligence by the various buyers including, in some instances, having made submissions to the planning and development departments of the City of Daytona Beach, Florida (the “City”), and other permitting activities with other applicable governmental authorities including wetlands permits from the St. John’s River Water Management District and the U.S. Army Corps of Engineers, conducting traffic analyses and potential road impact requirements with the Florida Department of Transportation and negotiating other matters with Volusia County. In addition to other customary closing conditions, the majority of these transactions are conditioned upon the receipt of approvals or permits from those various governmental authorities, as well as other matters that are beyond our control. If such approvals are not obtained or costs to meet governmental requirements or obligations are too high, the prospective buyers may have the ability to terminate their respective agreements prior to closing. As a result, there can be no assurances regarding the likelihood or timing of any one of these potential land transactions being completed or the final terms thereof, including the sales price.

Land Impairments. There were no impairment charges related to the Company’s undeveloped land during the three months ended March 31, 2019 or 2018.

Daytona Beach Development. We may selectively acquire other real estate in Daytona Beach, Florida. We may target either vacant land or land with existing structures that we would demolish and develop into additional income properties. During 2018, the Company acquired a 5-acre parcel of land with existing structures in downtown Daytona Beach, for a purchase price of approximately $2.0 million. As of December 31, 2018, the Company had also acquired other contiguous parcels totaling approximately 1-acre for approximately $1.8 million. Combined, these parcels represent the substantial portion of an entire city block in downtown Daytona Beach adjacent to International Speedway Boulevard, a major thoroughfare in Daytona Beach. The combined 6 acres is located in an opportunity zone and a community redevelopment area. In addition, this property is proximate to the future headquarters of Brown & Brown Inc., the sixth largest insurance broker in the U.S. and a publicly listed company, that is expected to be occupied by at least 600 of their employees. We have engaged a national real estate brokerage firm to assist us in identifying a developer or investor to acquire a portion or all of the property or to contribute into a potential joint venture to redevelop the property. We are pursuing entitlements for the potential redevelopment of these parcels, along with certain other adjacent land parcels, some of which we have under contract for purchase. Our intent for investments in the Daytona Beach area is to target opportunistic acquisitions of select catalyst sites, which are typically distressed, with the objective of short-to-medium investment horizons. We may enter into joint ventures or other partnerships to develop land we have acquired or may acquire in the future in lieu of self-developing.

Other Real Estate Assets. The Company owns impact fees with a cost basis of approximately $2,000 and mitigation credits with a cost basis of approximately $445,000 for a combined total of approximately $447,000 as of March 31, 2019. During the three months ended March 31, 2018, the Company transferred mitigation credits with a basis of approximately $124,000 to the land acquired by Buc-ee’s. During the three months ended March 31, 2018, the Company received cash payments of approximately $116,000, for impact fees with a cost basis that was generally of equal value. Additionally, during the three months ended March 31, 2018, impact fees with a cost basis of approximately $72,000 were transferred to the beachfront restaurant leased to LandShark Bar & Grill. There were no impact fee sales during the three months ended March 31, 2019.

As of December 31, 2018, the Company owned impact fees with a cost basis of approximately $2,000 and mitigation credits with a cost basis of approximately $460,000 for a combined total of approximately $462,000.

Subsurface Interests. As of March 31, 2019, the Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 455,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage.

There were no subsurface sales during the three months ended March 31, 2019 or 2018.

During 2011, an eight-year oil exploration lease was executed covering a portion of our Subsurface Interests. On September 20, 2017, the Company amended the oil exploration lease to, among other things, extend the expiration of the original term for five additional years to the new expiration date of September 22, 2024. The lease is effectively thirteen one-year terms as the lessee has the option to terminate the lease at the end of each lease year. The lessee has exercised renewal options through lease year eight ending September 22, 2019. The terms of the lease state the Company will receive royalty payments if production occurs, and may receive additional annual rental payments if the lease is continued in years nine through thirteen. The lease calls for annual lease payments which are recognized as revenue ratably over the respective twelve-month lease periods. Pursuant to the amendment for the Year 8 renewal the annual lease payment is to be paid in installments. In addition, non-refundable drilling penalty payments are made as required by the drilling requirements in the lease which are recognized as revenue when earned, i.e. when the amount is agreed upon. The lessee, an affiliate of Kerogen Exploration LLC, has submitted a drilling permit application in Hendry County to allow for drilling to commence.

Lease payments on the respective acreages and drilling penalties through lease Year 8 are as follows:

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

(1)Generally, cash payment for the Lease Payment is received on or before the first day of the lease year. The Drilling Penalty, which is due within thirty days from the end of the prior lease year, is recorded as revenue when earned, i.e. when the amount is agreed upon, while the Lease Payment is recognized on a straight-line basis over the respective lease term. Pursuant to the amendment for the Year 8 renewal, the Lease Payment and Drilling Penalty were to be received in monthly installments. As of March 31, 2019, the entire amount of approximately $957,000 had been received pursuant to the payment installment schedule. See separate disclosure of revenue recognized per period below.

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For both the three months ended March 31, 2019 and 2018, respectively, lease income of approximately $199,000 was recognized. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2019 or, if extended, the terms or conditions of such extension.

During the three months ended March 31, 2019 and 2018, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled approximately $8,000 and $32,000, during the three months ended March 31, 2019 and 2018, respectively.

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

There were no releases of surface entry rights during the three months ended March 31, 2019.  During the three months ended March 31, 2018, the Company completed a transaction releasing our surface entry rights on approximately 600 acres in exchange for approximately $185,000 in cash and fee title to approximately 40 additional acres in Hendry County, valued at approximately $320,000. Including the non-cash value received, the gain from the transaction totaled approximately $435,000, or $0.06 per share, after tax.

Discontinued Golf Operations Segment. The Company owns the LPGA International Golf Club (the “Club”), a semi-private golf club consisting of two 18-hole championship golf courses, one designed by Rees Jones and the other designed by Arthur Hills, with a three-hole practice facility also designed by Rees Jones, a clubhouse facility, food and beverage operations, and a fitness facility. The Club is managed by a third party and is located within the LPGA International mixed-use residential community on the west side of Interstate 95 in the City.

During the year ended December 31, 2018, the Company wrote down the value of the golf assets comprising the Club, which resulted in a corresponding impairment charge of approximately $1.1 million, or $0.15 per share, after tax, during the third quarter of 2018. The write-down of the golf operation assets to approximately $3.1 million and the related $1.1 million impairment charge were the result of the Company’s assessment of certain triggering events, including activities related to a review of strategic alternatives for the golf operations segment, occurring during the third quarter of 2018, which required an assessment of the carrying value of the golf assets comprising the Club. In the fourth quarter of 2018, the Company commenced efforts to pursue the monetization of the golf operations segment and assets comprising the Club. Accordingly, as of March 31, 2019 and December 31, 2018, the golf assets comprising the Club have been classified as held for sale in the accompanying consolidated balance sheets and the results of golf operations segment have been classified as discontinued operations in the accompanying consolidated statements of income for the three months ended March 31, 2019 and 2018. Should the Company complete the sale of the golf operations segment, it could favorably impact cash flows.

SUMMARY OF OPERATING RESULTS FOR THE QUARTER ENDED MARCH 31, 2019 COMPARED TO MARCH 31, 2018

REVENUE

Total revenue for the three months ended March 31, 2019 is presented in the following summary and indicates the changes as compared to three months ended March 31, 2018:

	Revenue for the	Increase (Decrease)
	Quarter Ended	Vs. Same Period	Vs. Same Period
	3/31/2019	in 2018	in 2018
Operating Segment	($000's)	($000's)	(%)
Income Properties	$10,724	$1,518	16%
Interest Income from Commercial Loan Investments	—	(301)	-100%
Real Estate Operations	3,535	(10,455)	-75%
Total Revenue	$14,259	$(9,238)	-39%

The increase in total revenue was primarily the result of the increases in both Real Estate Operations Revenue and Income Property Operations Revenue, the detailed elements of which are outlined in the following tables, respectively:

	Revenue for the	Increase (Decrease)
	Quarter Ended	Vs. Same Period
	3/31/2019	in 2018
Real Estate Operations Revenue	($000's)	($000's)
Land Sales Revenue	$3,300	$(9,817)
Impact Fee and Mitigation Credit Sales	—	(116)
Subsurface Revenue	208	(538)
Fill Dirt and Other Revenue	27	27
Agriculture	—	(11)
Total Real Estate Operations Revenue	$3,535	$(10,455)

	Revenue for the	Increase (Decrease)
	Quarter Ended	Vs. Same Period
	3/31/2019	in 2018
Income Property Operations Revenue	($000's)	($000's)
Revenue from Recent Acquisitions	$2,025	$1,776
Revenue from Recent Dispositions	308	(530)
Revenue from The Grove at Winter Park and Beachfront Restaurants	697	296
Revenue from Remaining Portfolio	7,113	(25)
Accretion of Above Market/Below Market Intangibles	581	1
Total Income Property Operations Revenue	$10,724	$1,518

Total revenue for the quarter ended March 31, 2019 was also impacted by a decrease of approximately $311,000 in the revenue generated by our commercial loan investments, due to the repayment at maturity of the remaining two loans in the portfolio in the second and third quarter of 2018.

NET INCOME

Net income and basic net income per share for the quarter ended March 31, 2019, compared to the same period in 2018, was as follows:

			Increase (Decrease)
	Quarter Ended	Quarter Ended	Vs. Same Period	Vs. Same Period
	3/31/2019	3/31/2018	in 2018	in 2018
Net Income	$6,468,099	$10,912,299	$(4,444,200)	-41%
Basic Earnings Per Share	$1.21	$1.97	$(0.76)	-39%

The above results for the first quarter of 2019, compared to the same period in 2018, reflected the following significant operating elements in addition to the impacts from the changes in revenues described above:

•

An increase in total direct cost of revenues of approximately $148,000 of which approximately $63,000 is related to the increase in the income property portfolio expenses and approximately $84,000 is related to real estate operations, for which the land sale during the first quarter of 2019 had a higher land basis than the land sale during the first quarter of 2018;

•

A decrease in depreciation and amortization of approximately $450,000 which is primarily due to the classification of certain multi-tenant properties and the golf assets comprising the Club as held for sale at the end of 2018 and therefore those assets are no longer depreciating;

•

An increase in the gain on disposition of assets of approximately $3.2 million due to the higher gain on the first quarter of 2019 Whole Foods Sale of approximately $6.9 million as compared to the gain on the first quarter of 2018 Self-Developed Properties Sale of approximately $3.7 million; and

•	Increased interest expense of approximately $362,000 resulting from increased borrowings on our credit facility.

In addition, net income was impacted by a decrease in general and administrative expenses of approximately $322,000 which is summarized as follows:

	G&A Expense	Increase (Decrease)
	Quarter Ended	Vs. Same Period	Vs. Same Period
	3/31/2019	in 2018	in 2018
General and Administrative Expenses	($000's)	($000's)	(%)
Recurring General and Administrative Expenses	$1,618	$(179)	-10%
Non-Cash Stock Compensation	811	307	61%
Shareholder and Proxy Matter Legal and Related Costs	73	(450)	-86%
Total General and Administrative Expenses	$2,502	$(322)	-11%

INCOME PROPERTIES

Total revenue and operating income from our income property operations totaled approximately $10.7 million and $8.8 million, respectively, during the quarter ended March 31, 2019, compared to total revenue and operating income of approximately $9.2 million and $7.3 million, respectively, for the quarter ended March 31, 2018. The direct costs of revenues for our income property operations totaled approximately $1.9 million for the quarters ended March 31, 2019 and 2018. The increase in revenues of approximately $1.5 million, or 16%, during the quarter ended March 31, 2019, reflects our expanded portfolio of income properties including increases of approximately $1.8 million due to recent acquisitions, and an increase of approximately $296,000 in revenue generated by the lease-up of our multi-tenant property, The Grove at Winter Park in Winter Park, Florida, and the rent recognized from our two self-developed single-tenant beachfront restaurant properties that opened in January 2018, offset by the decrease of approximately $530,000 related to the recent Whole Foods Sale during February 2019 and the Self-Developed Properties Sale which closed during March of 2018 for which the first quarter of 2018 contains almost a full quarter of revenue. Revenue from our income properties during the quarters ended March 31, 2019 and 2018 also includes approximately $581,000 and $580,000, respectively, in revenue from the accretion of the below-market lease intangible, of which a significant portion is attributable to the property located in Raleigh, North Carolina, leased to Wells Fargo.

REAL ESTATE OPERATIONS

During the quarter ended March 31, 2019, operating income from real estate operations was approximately $1.9 million on revenues totaling approximately $3.5 million. During the quarter ended March 31, 2018, operating income was approximately $12.4 million on revenues totaling approximately $14.0 million. The decrease in revenue of approximately $10.5 million is primarily attributable to the decrease in the gross sales price from land sales, specifically. the approximately $3.3 million Unicorp land sale in the first quarter of 2019 versus the approximately $13.9 million Buc-ee’s land sale in the first quarter of 2018. The increase in direct costs of revenues of approximately $84,000 is primarily related to an increase in the cost of land sales, for which the land sale closed during the first quarter of 2019 had a higher land basis than the land sale closed during the first quarter of 2018.

INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

Interest income from our commercial loan investments totaled approximately $301,000 during the three months ended March 31, 2018, with no such revenue during the three months ended March 31, 2019. Subsequent to the September 30, 2018 reporting period, with the payoff of the approximately $9.0 million B-Note at its maturity in June 2018 and the payoff of the $3.0 million fixed rate first mortgage loan at its maturity in August 2018, the Company holds no commercial loan investments.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses totaled approximately $2.5 million and $2.8 million for the three months ended March 31, 2019 and 2018, respectively, a decrease of approximately $322,000. The decrease is primarily related to decreases in costs incurred to address the shareholder and proxy matters of approximately $450,000, which is partially offset by an increase of non-cash stock compensation of approximately $307,000. The increase in non-cash stock compensation includes approximately $160,000 in an Annual Award (previously defined in Note 16, “Stock-Based Compensation”) to non-employee directors.

GAINS ON DISPOSITION OF ASSETS AND IMPAIRMENT CHARGES

During the three months ended March 31, 2019, one multi-tenant income property, which was classified in Assets Held for Sale as of December 31, 2018, was disposed of. On February 21, 2019, the Company sold its approximately 59,000 square foot multi-tenant retail property anchored by a Whole Foods Market retail store located in Sarasota, Florida for approximately $24.62 million (the “Whole Foods Sale”). The gain on the Whole Foods Sale totaled approximately $6.9 million, or approximately $0.96 per share, after tax. The Company applied the proceeds from the Whole Foods Sale towards the purchase of the previously-acquired portfolio of eight single-tenant ground leased income properties in Jacksonville, Florida, through a reverse 1031 like-kind exchange structure. The Whole Foods Sale continues the Company’s objective of transitioning the income property portfolio to primarily single-tenant net lease properties.

During the three months ended March 31, 2018, four income properties were disposed of. On March 26, 2018, the Company sold its four self-developed, multi-tenant office properties located in Daytona Beach, Florida, for approximately $11.4 million (the “Self-Developed Properties Sale”). The sale included the 22,012 square-foot Concierge office building, the 30,720 square-foot Mason Commerce Center comprised of two office buildings, and the 15,360 square-foot Williamson Business Park office building. The gain on the sale totaled approximately $3.7 million, or approximately $0.49 per share, after tax. The Company utilized the proceeds to fund a portion of the previously-acquired income property located near Portland, Oregon, leased to Wells Fargo, through a reverse 1031 like-kind exchange structure. As part of the transaction, the Company entered into a lease of its approximately 7,600 square-foot office space in Williamson Business Park for approximately 5 years at a market rental rate.

There were no impairment charges during the three months ended March 31, 2019 or 2018.

INTEREST EXPENSE

Interest expense totaled approximately $2.9 million and $2.6 million for the three months ended March 31, 2019 and 2018, respectively. The increase of approximately $362,000 is primarily the result of increased borrowings on the Company’s credit facility for recent investment activity.

DISCONTINUED GOLF OPERATIONS SEGMENT

During the year ended December 31, 2018, the Company wrote down the value of the golf assets comprising the Club, which resulted in a corresponding impairment charge of approximately $1.1 million, or $0.15 per share, after tax. The write-down of the golf operation assets to approximately $3.1 million and the related $1.1 million impairment charge were the result of the Company’s assessment of certain triggering events, including activities related to a review of strategic alternatives for the golf operations segment, occurring during the third quarter of 2018, which required an assessment of the carrying value of the golf assets comprising the Club. In the fourth quarter of 2018, the Company commenced efforts to pursue the monetization of the golf operations segment and assets comprising the Club. Accordingly, as of March 31, 2019 and December 31, 2018, the golf assets comprising the Club have been classified as held for sale in the accompanying consolidated balance sheets and the results of golf operations segment have been classified as discontinued operations in the accompanying consolidated statements of income for the three months ended March 31, 2019 and 2018. Should the Company complete the sale of the golf operations segment, it could favorably impact cash flows.

Revenues from golf operations segment totaled approximately $1.5 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively. The total direct cost of golf operations segment revenues totaled approximately $1.7 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively. The Company’s golf operations segment had a net operating loss before depreciation and income taxes of approximately $215,000 and approximately $27,000 during the three months ended March 31, 2019 and 2018, respectively. The first quarter of 2019 results were negatively impacted by required repairs and maintenance of approximately $196,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents totaled approximately $2.7 million at March 31, 2019, excluding restricted cash. Restricted cash totaled approximately $1.3 million at March 31, 2019 of which approximately $1.1 million is being held in three separate escrow accounts related to three separate land transactions which closed in December 2013, February 2017, and March 2018; and approximately $223,000 is being held in a capital replacement reserve account in connection with our financing of six income properties with Wells Fargo Bank, NA (“Wells Fargo”).

Our total cash balance at March 31, 2019, reflected cash flows provided by our operating activities totaling approximately $4.2 million during the three months ended March 31, 2019, compared to the prior year’s cash flows provided by operating activities totaling approximately $10.6 million in the same period in 2018, a decrease of approximately $6.4 million. The decrease is primarily the result of a decrease in proceeds received from our land sales period-over-period of approximately $10.6 million in gross sales price and the related impact on the land asset balance related to the land sales.

Our cash flows from investing activities totaled approximately $23.8 million for the three months ended March 31, 2019, while cash flows used in investing activities totaled approximately $19.0 million for the three months ended March 31, 2018, an increase of approximately $42.8 million. The increase primarily relates to cash outflows used for income property acquisitions of approximately $27.9 million during the three months ended March 31, 2018, while there were no income property acquisitions during the three months ended March 31, 2019. Offsetting the impact of the use of funds for acquisitions in 2018 compared to the same period in 2019 were increased proceeds of $12.9 million received by the Company which consisted of the approximately $24.0 million of cash received from the Whole Foods Sale during the first quarter of 2019 versus the $11.1 million of cash received from the Self-Developed Properties Sale during the first quarter of 2018.

Our cash flows used in financing activities totaled approximately $46.0 million for the three months ended March 31, 2019, while cash flows of approximately $2.2 million were provided by financing activities for the three months ended March 31, 2018, an increase in cash used of approximately $48.2 million. The increase in cash used in financing activities is primarily related to net payments on long-term debt of approximately $41.1 million during the three months ended March 31, 2019, versus net borrowings on long-term debt totaling approximately $3.1 million, for a net increase in cash used related to our long-term debt of approximately $44.2 million. Additionally, there were approximately $4.1 million of stock buybacks during the three months ended March 31, 2019, versus no stock buybacks made during the same period in 2018.

Our long-term debt balance, at face value, totaled approximately $209.2 million at March 31, 2019, representing a decrease of approximately $41.1 million from the face value balance of approximately $250.3 million at December 31, 2018. The decrease was primarily due to the approximately $41.1 million in net repayments on our revolving credit facility.

As of March 31, 2019, the Company’s outstanding indebtedness, at face value, was as follows:

	Face	Maturity	Interest
	Value Debt	Date	Rate
Credit Facility	$79,845,349	September 2021	30 ‑day LIBOR plus 1.50% -2.20%
Mortgage Note Payable (originated with Wells Fargo) (1)	30,000,000	October 2034	4.330%
Mortgage Note Payable (originated with Wells Fargo) (2)	24,387,497	April 2021	30 ‑day LIBOR plus 1.90%
4.50% Convertible Senior Notes due 2020, net of discount	75,000,000	March 2020	4.500%
Total Long-Term Face Value Debt	$209,232,846

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

At March 31, 2019, the current commitment level under the Credit Facility was $150.0 million. The available borrowing capacity under the Credit Facility was approximately $65.8 million, based on the level of borrowing base assets. As of March 31, 2019, the Credit Facility had a $79.8 million balance outstanding.

On April 10, 2019, the Company funded the Block Share Repurchase (previously defined in Note 21, “Subsequent Events”) utilizing available borrowing capacity on the Credit Facility as a part of a $20.0 million draw. On April 18, 2019, $3.0 million of the available borrowing capacity on the Credit Facility was utilized to, among other things, fund repurchases under the existing $10 million buyback program. Accordingly, as of April 30, 2019, the Credit Facility had a $102.8 million balance outstanding and approximately $42.8 million of available borrowing capacity, based on the level of borrowing base assets.

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

Convertible Debt. The Company’s $75.0 million aggregate principal amount of 4.50% Convertible Notes will mature on March 15, 2020, unless earlier purchased or converted. The initial conversion rate was 14.5136 shares of common stock for each $1,000 principal amount of Convertible Notes, which represented an initial conversion price of approximately $68.90 per share of common stock. Since July of 2016, when the Company’s Board of Directors implemented a quarterly dividend in place of the previous semi-annual dividend, and subsequent increases to the quarterly dividend, the conversion rate has been adjusted with each successive quarterly dividend and is currently, after the first quarter 2019 dividend, equal to 14.6162 shares of common stock for each $1,000 principal amount of Convertible Notes, which represents an adjusted conversion price of approximately $68.42 per share of common stock.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Convertible Notes for conversion prior to December 15, 2019, except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of Convertible Notes, or specified corporate events including a change in control of the Company. The Company may not redeem the Convertible Notes prior to the stated maturity date and no sinking fund is provided for the Convertible Notes. The Convertible Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Convertible Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Convertible Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Convertible Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Convertible Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Convertible Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized into interest expense through the maturity date of the Convertible Notes. As of March 31, 2019, the unamortized debt discount of our Convertible Notes was approximately $1.3 million.

The Company was in compliance with all of its debt covenants as of March 31, 2019 and December 31, 2018.

Acquisitions and Investments. No income properties were acquired during the three months ended March 31, 2019.

The Company’s guidance for 2019 investments in income-producing properties totaled between $80 million and $120 million. We expect to fund these acquisitions utilizing available capacity under our credit facility, cash from operations, proceeds from land sales transactions, possibly the proceeds from the dispositions of income properties, and potentially the proceeds from the sale of all or a portion of our Subsurface Interests, each of which we expect will qualify under the like-kind exchange deferred-tax structure, and additional financing sources.

Dispositions. One multi-tenant income property, which was classified in Assets Held for Sale as of December 31, 2018, was disposed of during the three months ended March 31, 2019. On February 21, 2019, the Company sold its approximately 59,000 square foot multi-tenant retail property anchored by a Whole Foods Market retail store located in Sarasota, Florida for approximately $24.62 million (the “Whole Foods Sale”). The gain on the Whole Foods Sale totaled approximately $6.9 million, or approximately $0.96 per share, after tax. The Company applied the proceeds from the Whole Foods Sale towards the purchase of the previously-acquired portfolio of eight single-tenant ground leased income properties in Jacksonville, Florida, through a reverse 1031 like-kind exchange structure. The Whole Foods Sale continues the Company’s objective of transitioning the income property portfolio to primarily single-tenant net lease properties.

Capital Expenditures. In conjunction with the Company’s sale of approximately 18.1 acres of land to an affiliate of Sam’s Club (“Sam’s”) in December 2015, the Company agreed to reimburse Sam’s for a portion of their construction costs applicable to adjacent outparcels retained by the Company. As a result, in December 2015, the Company deposited $125,000 of cash in escrow related to construction work which remains classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of March 31, 2019 was approximately $125,000, including accrued interest. Accordingly, the Company’s maximum commitment related to the construction work benefitting the outparcels adjacent to Sam’s land parcel is approximately $125,000, to be paid from escrow upon completion.

In connection with the Golf Course Land Purchase (hereinafter defined),  each year the Company is obligated to pay the City additional consideration in the amount of an annual surcharge of $1 per golf round played (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharges paid equal to $700,000. The maximum amount of $700,000 represents contingent consideration and was recorded as an increase in Golf Buildings, Improvements, and Equipment and Accrued and Other Liabilities in the accompanying consolidated balance sheets during the year ended December 31, 2017. The first two annual payments of $70,000 each were made in January of 2018 and January of 2019, leaving a remaining commitment of $560,000 as of March 31, 2019.

In conjunction with the execution of certain of the Company’s leases at The Grove at Winter Park property, the Company has committed to tenant improvement allowances totaling approximately $731,000 (the “Grove TI Allowances”). As of December 31, 2018, approximately $83,000 of the Grove TI Allowances have been funded, leaving a remaining commitment of approximately $648,000.

As of March 31, 2019, we have no other contractual requirements to make capital expenditures.

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 was accrued as of December 31, 2015, for which payment was made during the quarter ended September 30, 2016. Also, during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to approximately 148.4 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs, and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of September 30, 2016, the final proposal from the Company’s third-party environmental engineer was received reflecting a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the second quarter of 2016. During the first quarter of 2019, the Company received a revised estimate for completion of the restoration work for which the adjusted final total cost was approximately $2.4 million. Accordingly, an increase in the accrual of approximately $361,000 was recorded during the first quarter of 2019. The Company has funded approximately $1.7 million of the total $2.4 million of estimated costs through March 31, 2019, leaving a remaining accrual of approximately $713,000. The Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately

$713,000 could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimates.

During the first quarter of 2017, the Company completed the sale of approximately 1,581 acres of land to Minto Communities LLC which acreage represents a portion of the Company’s remaining $713,000 obligation. Accordingly, the Company deposited $423,000 of cash in escrow to secure performance on the obligation. The funds in escrow can be drawn upon completion of certain milestones including completion of restoration and annual required monitoring. The first such milestone was achieved during the fourth quarter of 2017 and $189,500 of the escrow was refunded. The second milestone related to the completion of the first-year maintenance and monitoring was achieved during the first quarter of 2019 and $77,833 of the escrow was refunded leaving an escrow balance of approximately $156,000 as of March 31, 2019. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. Resolution of this matter allowed the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. As of September 30, 2017, the Company determined that approximately 36 mitigation credits were required to be utilized, which represents approximately $298,000 in cost basis of the Company’s mitigation credits. Accordingly, the Company transferred the mitigation credits through a charge to direct cost of revenues of real estate operations during the three months ended September 30, 2017, thereby resolving the required mitigation activities related to the approximately 54.66 acres. In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the Company to utilize or acquire mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract. No amounts related to such potential future costs have been accrued as of March 31, 2019.

We believe we will have sufficient liquidity to fund our operations, capital requirements, and debt service requirements over the next twelve months and into the foreseeable future, with our cash on hand, cash flow from our operations, cash from the completion of 1031 like-kind exchanges, and the available borrowing capacity of approximately $70.2 million under the Credit Facility, based on the level of borrowing base assets, as of March 31, 2019.

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

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2018. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. During the three months ended March 31, 2019, there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our credit facility, as this facility carries a variable rate of interest. Our borrowings on our $150.0 million revolving credit facility bear a variable rate of interest based on the 30-day LIBOR plus a rate of between 150 basis points and 220 basis points based on our level of borrowing as a percentage of our total asset value. As of March 31, 2019, the outstanding balance on our credit facility was approximately $79.8 million. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by approximately $798,000. The $24.4 million mortgage loan which closed on April 15, 2016, bears a variable rate of interest based on the 30-day LIBOR plus a rate of 190 basis points. The interest rate for this mortgage loan has been fixed through the use of an interest rate swap that fixed the rate at 3.17%. By virtue of fixing the variable rate, our exposure to changes in interest rates is minimal but for the impact on Other Comprehensive Income. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of March 31, 2019, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We wish to caution readers that the assumptions, which form the basis for forward-looking statements with respect to or that may impact earnings for the year-ended December 31, 2019, and thereafter, include many factors that are beyond the Company’s ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the strength of the real estate market in Daytona Beach and Volusia County, Florida; the impact of a prolonged recession or downturn in economic conditions; our ability to successfully execute acquisition or development strategies; any loss of key management personnel; changes in local, regional, and national economic conditions affecting the real estate development business and income properties; the impact of environmental and land use regulations generally and on certain land sale transactions specifically; extreme or severe weather conditions; the impact of competitive real estate activity; variability in quarterly results due to the unpredictable timing of land transactions; the loss of any major income property tenants; the timing of land sale transactions; and the availability of capital. These risks and uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to those risk factors. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended March 31, 2019, which were not previously reported.

The following share repurchases were made during the three months ended March 31, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
1/1/2019 - 1/31/2019	46,136	$57.82	46,136	$10,000,060	(1)
2/1/2019 - 2/28/2019	1,900	59.94	1,900	9,886,169
3/1/2019 - 3/31/2019	22,672	59.56	22,672	8,535,987
Total	70,708	$58.34	70,708

(1)In January of 2019, the Company’s Board of Directors approved an increase of $10 million to the stock repurchase program, refreshing the total program to an aggregate of $10 million. The current buyback program does not have an expiration date.

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

CONSOLIDATED-TOMOKA LAND CO.
(Registrant)

April 30, 2019	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

April 30, 2019	By:	/s/ Mark E. Patten
Mark E. Patten, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)