Form 10-Q
period 2019-06-30
CONSOLIDATED TOMOKA LAND CO
filed 2019-07-31
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
COMMON STOCK, $1 PAR VALUE	CTO	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
			
Non-accelerated Filer	☐	Smaller Reporting Company	☐
			
		Emerging Growth Company	☐

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

Class of Common Stock Outstanding

July 19, 2019

$1.00 par value 4,927,728

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2019	December 31, 2018
ASSETS
Property, Plant, and Equipment:
Income Properties, Land, Buildings, and Improvements	$444,194,297	$392,520,783
Other Furnishings and Equipment	730,878	728,817
Construction in Progress	61,091	19,384
Total Property, Plant, and Equipment	444,986,266	393,268,984
Less, Accumulated Depreciation and Amortization	(30,021,894)	(24,518,215)
Property, Plant, and Equipment—Net	414,964,372	368,750,769
Land and Development Costs	22,824,001	25,764,633
Intangible Lease Assets—Net	46,133,215	43,555,445
Assets Held for Sale—See Note 21	4,603,403	75,866,510
Investment in Joint Venture	6,821,449	6,788,034
Impact Fee and Mitigation Credits	447,596	462,040
Commercial Loan Investments	7,847,431	—
Cash and Cash Equivalents	2,621,257	2,310,489
Restricted Cash	59,035,150	19,721,475
Refundable Income Taxes	—	225,024
Other Assets—See Note 10	12,225,432	12,885,453
Total Assets	$577,523,306	$556,329,872
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$704,977	$1,036,547
Accrued and Other Liabilities—See Note 15	6,047,864	5,197,884
Deferred Revenue—See Note 16	7,303,410	7,201,604
Intangible Lease Liabilities—Net	26,783,537	27,390,350
Liabilities Held for Sale—See Note 21	1,533,155	1,347,296
Income Taxes Payable	28,970	—
Deferred Income Taxes—Net	58,745,748	54,769,907
Long-Term Debt	278,875,235	247,624,811
Total Liabilities	380,022,896	344,568,399
Commitments and Contingencies—See Note 19
Shareholders’ Equity:
Shareholders' Equity:
Common Stock – 25,000,000 shares authorized; $1 par value, 6,074,131 shares issued and 4,926,397 shares outstanding at June 30, 2019; 6,052,209 shares issued and 5,436,952 shares outstanding at December 31, 2018	6,014,536	5,995,257
Treasury Stock – 1,147,734 shares at June 30, 2019 and 615,257 shares at December 31, 2018	(63,441,664)	(32,345,002)
Additional Paid-In Capital	25,450,060	24,326,778
Retained Earnings	229,333,766	213,297,897
Accumulated Other Comprehensive Income	143,712	486,543
Total Shareholders’ Equity	197,500,410	211,761,473
Total Liabilities and Shareholders’ Equity	$577,523,306	$556,329,872

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Revenues
Income Properties	$10,375,295	$9,781,299	$21,099,713	$18,987,026
Interest Income from Commercial Loan Investments	52,765	273,467	52,765	574,466
Real Estate Operations	7,510,771	2,495,501	11,045,672	16,486,018
Total Revenues	17,938,831	12,550,267	32,198,150	36,047,510
Direct Cost of Revenues
Income Properties	(1,634,720)	(2,034,889)	(3,567,208)	(3,903,918)
Real Estate Operations	(4,480,599)	(875,442)	(6,105,868)	(2,416,276)
Total Direct Cost of Revenues	(6,115,319)	(2,910,331)	(9,673,076)	(6,320,194)
General and Administrative Expenses	(2,119,176)	(2,429,181)	(4,620,796)	(5,252,729)
Depreciation and Amortization	(4,074,587)	(3,755,546)	(7,420,874)	(7,552,369)
Total Operating Expenses	(12,309,082)	(9,095,058)	(21,714,746)	(19,125,292)
Gain on Disposition of Assets	11,811,907	18,384,808	18,681,864	22,035,666
Total Operating Income	17,441,656	21,840,017	29,165,268	38,957,884
Investment Income	14,560	11,892	53,315	24,204
Interest Expense	(3,042,058)	(2,537,301)	(5,965,287)	(5,098,766)
Income from Continuing Operations Before Income Tax Expense	14,414,158	19,314,608	23,253,296	33,883,322
Income Tax Expense from Continuing Operations	(3,653,288)	(4,896,734)	(5,864,090)	(8,455,333)
Net Income from Continuing Operations	10,760,870	14,417,874	17,389,206	25,427,989
Loss from Discontinued Operations (Net of Income Tax)—See Note 21	(164,072)	(254,966)	(324,309)	(352,782)
Net Income	$10,596,798	$14,162,908	$17,064,897	$25,075,207

Per Share Information—See Note 11:
Basic
Net Income from Continuing Operations Attributable to Consolidated-Tomoka Land Co.	$2.17	$2.61	$3.38	$4.59
Net Income from Discontinued Operations Attributable to Consolidated-Tomoka Land Co. (Net of Income Tax)	(0.03)	(0.05)	(0.06)	(0.06)
Basic Net Income per Share	$2.14	$2.56	$3.32	$4.53
Diluted
Net Income from Continuing Operations Attributable to Consolidated-Tomoka Land Co.	$2.17	$2.61	$3.38	$4.57
Net Income from Discontinued Operations Attributable to Consolidated-Tomoka Land Co. (Net of Income Tax)	(0.03)	(0.05)	(0.06)	(0.06)
Diluted Net Income per Share	$2.14	$2.56	$3.32	$4.51

Dividends Declared and Paid	$0.10	$0.06	$0.20	$0.12

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net Income	$10,596,798	$14,162,908	$17,064,897	$25,075,207
Other Comprehensive Income (Loss)
Cash Flow Hedging Derivative - Interest Rate Swap (Net of Income Tax of $(72,658) and $17,227 for the three months ended June 30, 2019 and 2018, respectively, and Net of Income Tax of $(116,390) and $77,593 for the six months ended June 30, 2019 and 2018, respectively)	(214,017)	50,744	(342,831)	308,810
Total Other Comprehensive Income (Loss), Net of Income Tax	(214,017)	50,744	(342,831)	308,810
Total Comprehensive Income	$10,382,781	$14,213,652	$16,722,066	$25,384,017

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

For the six months ended June 30, 2019:

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance January 1, 2019	$5,995,257	$(32,345,002)	$24,326,778	$213,297,897	$486,543	$211,761,473
Net Income	—	—	—	17,064,897	—	17,064,897
Stock Repurchase	—	(31,096,662)	—	—	—	(31,096,662)
Vested Restricted Stock	12,957	—	(316,272)	—	—	(303,315)
Stock Issuance	6,322	—	356,924	—	—	363,246
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	1,082,630	—	—	1,082,630
Cash Dividends ($0.20 per share)	—	—	—	(1,029,028)	—	(1,029,028)
Other Comprehensive Loss, Net of Income Tax	—	—	—	—	(342,831)	(342,831)
Balance June 30, 2019	$6,014,536	$(63,441,664)	$25,450,060	$229,333,766	$143,712	$197,500,410

For the six months ended June 30, 2018:

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance January 1, 2018	$5,963,850	$(22,507,760)	$22,735,228	$177,614,274	$372,616	$184,178,208
Net Income	—	—	—	25,075,207	—	25,075,207
Stock Repurchase	—	(2,192,445)	—	—	—	(2,192,445)
Vested Restricted Stock	19,065	—	(517,439)	—	—	(498,374)
Stock Issuance	1,832	—	113,674	—	—	115,506
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	897,325	—	—	897,325
Cash Dividends ($0.12 per share)	—	—	—	(664,495)	—	(664,495)
Other Comprehensive Income, Net of Income Tax	—	—	—	—	308,810	308,810
Balance June 30, 2018	$5,984,747	$(24,700,205)	$23,228,788	$202,024,986	$681,426	$207,219,742

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2019	2018
Cash Flow from Operating Activities:
Net Income	$17,064,897	$25,075,207
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	7,420,874	7,755,317
Amortization of Intangible Liabilities to Income Property Revenue	(1,203,900)	(1,179,345)
Loan Cost Amortization	213,008	286,639
Amortization of Discount on Convertible Debt	667,847	626,562
Gain on Disposition of Property, Plant, and Equipment and Intangible Assets	—	(22,035,666)
Gain on Disposition of Assets Held for Sale	(18,681,864)	—
Accretion of Commercial Loan Origination Fees	(7,431)	—
Amortization of Fees on Acquisition of Commercial Loan Investments	—	(29,684)
Deferred Income Taxes	3,633,010	8,618,862
Non-Cash Compensation	1,445,876	897,325
Decrease (Increase) in Assets:
Refundable Income Taxes	225,024	40,918
Golf Assets Held for Sale	(140,927)	—
Land and Development Costs	2,940,632	(2,690,531)
Impact Fees and Mitigation Credits	14,444	400,033
Other Assets	(1,082,866)	(1,261,751)
Increase (Decrease) in Liabilities:
Accounts Payable	(331,570)	(134,802)
Accrued and Other Liabilities	849,980	(2,622,060)
Deferred Revenue	101,806	515,483
Golf Liabilities Held for Sale	185,859	—
Income Taxes Payable	28,970	—
Net Cash Provided By Operating Activities	13,343,669	14,262,507
Cash Flow from Investing Activities:
Acquisition of Property, Plant, and Equipment and Intangible Lease Assets and Liabilities	(41,448,286)	(28,908,410)
Acquisition of Commercial Loan Investments	(7,840,000)	—
Acquisition of Land	—	(2,141,853)
Cash Contribution for Interest in Joint Venture	(33,415)	(2,050,001)
Proceeds from Disposition of Property, Plant, and Equipment, Net, and Assets Held for Sale	77,661,911	26,377,525
Principal Payments Received on Commercial Loan Investments	—	8,960,467
Net Cash Provided By Investing Activities	28,340,210	2,237,728
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	96,500,000	36,300,000
Payments on Long-Term Debt	(65,737,247)	(55,667,484)
Cash Paid for Loan Fees	(393,184)	(228,473)
Cash Proceeds from Exercise of Stock Options and Stock Issuance	—	115,506
Cash Used to Purchase Common Stock	(31,096,662)	(2,192,445)
Cash Paid for Vesting of Restricted Stock	(303,315)	(498,374)
Dividends Paid	(1,029,028)	(664,495)
Net Cash Used In Financing Activities	(2,059,436)	(22,835,765)
Net Increase (Decrease) in Cash	39,624,443	(6,335,530)
Cash, Beginning of Year	22,031,964	13,067,540
Cash, End of Period	$61,656,407	$6,732,010

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$2,621,257	$4,312,324
Restricted Cash	59,035,150	2,419,686
Total Cash as of June 30, 2019 and 2018, respectively	$61,656,407	$6,732,010

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental Disclosure of Cash Flows:

Income taxes paid, net of refunds received, totaled approximately $1.4 million during the six months ended June 30, 2019. Income taxes refunded, net of payments made, totaled approximately $18,000 during the six months ended June 30, 2018.

Interest totaling approximately $5.1 million and $4.2 million was paid during the six months ended June 30, 2019 and 2018, respectively. No interest was capitalized during the six months ended June 30, 2019 or 2018.

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

In connection with the Mitigation Bank transaction (hereinafter defined in Note 5, “Investment in Joint Venture”), the Company recognized a gain totaling approximately $18.4 million. The non-cash components of the gain totaled approximately $5.1 million and were reflected as an increase in the Investment in Joint Venture of approximately $6.7 million, an increase in Accrued and Other Liabilities of approximately $300,000, and a decrease in Land and Development Costs of approximately $1.3 million on the accompanying consolidated balance sheets as of June 30, 2018.

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

We are a diversified real estate operating company. We own and manage, sometimes utilizing third-party property management companies, forty-nine commercial real estate properties in fifteen states in the United States. As of June 30, 2019, we owned forty-five single-tenant and four multi-tenant income-producing properties with approximately 2.2 million square feet of gross leasable space. As of June 30, 2019, we had one commercial loan investment. We also own and manage a portfolio of undeveloped land totaling approximately 5,300 acres in Daytona Beach, Florida. We own the LPGA International Golf Club, which is managed by a third party and classified as held for sale (the “Club”). We also lease some of our land for eighteen billboards; have agricultural operations that are managed by a third party, which consist of leasing land for hay production and timber harvesting; and own and manage Subsurface Interests (hereinafter defined).

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and the results of operations for the interim periods.

The results of operations for the six months ended June 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of June 30, 2019 include certain amounts over the Federal Deposit Insurance Corporation limits.

Restricted Cash

Restricted cash totaled approximately $59.0 million at June 30, 2019 of which approximately $56.5 million is being held in five separate escrow accounts to be reinvested through the like-kind exchange structure into other income properties; approximately $1.3 million is being held in an entitlement and interest reserve for the $8.0 million first mortgage loan investment originated in June 2019; approximately $989,000 is being held in two separate escrow accounts related to two separate land transactions which closed in February 2017 and March 2018; and approximately $235,000 is being held in a capital replacement reserve account in connection with our financing of six income properties with Wells Fargo Bank, NA (“Wells Fargo”).

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at June 30, 2019 and December 31, 2018, approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s credit facility approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s mortgage notes and convertible debt is measured at fair value based on current market rates for financial instruments with similar risks and maturities. See Note 7, “Fair Value of Financial Instruments.”

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

Accounts Receivable

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of tenant reimbursable expenses. Receivables related to tenant reimbursable expenses totaled approximately $685,000 and $628,000 as of June 30, 2019 and December 31, 2018, respectively.

Accounts receivable related to real estate operations, which are classified in other assets on the consolidated balance sheets, totaled approximately $1.8 million as of both June 30, 2019 and December 31, 2018. As more fully described in Note 10, “Other Assets,” these accounts receivable are primarily related to the reimbursement of certain infrastructure costs completed by the Company in conjunction with two land sale transactions that closed during the fourth quarter of 2015.

Trade accounts receivable primarily consist of receivables related to the golf operations segment, which are classified in Assets Held for Sale on the consolidated balance sheets. Trade accounts receivable related to golf operations segment, which primarily consist of amounts due from members or from private events, totaled approximately $345,000 and $290,000 as of June 30, 2019 and December 31, 2018, respectively.

The collectability of the aforementioned receivables is determined based on the aging of the receivable and a review of the specifically identified accounts using judgments. As of June 30, 2019 and December 31, 2018, the Company recorded an allowance for doubtful accounts of approximately $305,000 and $185,000, respectively. As of June 30, 2019 approximately $250,000 of the allowance for doubtful accounts is related to a single income property; Cocina 214 Restaurant & Bar (“Cocina 214”), located in Daytona Beach, Florida, for which the lease is currently in default for non-payment. In July 2019, the Company executed an agreement to terminate the lease with Cocina 214 which included a payment by Cocina to the Company totaling approximately $0.3 million to pay all of the previously uncollected rent. See Note 19, “Commitments and Contingencies” for a more detailed discussion of the termination agreement.

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

The following table summarizes the Company’s revenue by segment, major good and/or service, and the related timing of revenue recognition for the three months ended June 30, 2019:

		Interest Income
	Income	from Commercial	Real Estate	Total
	Properties	Loan Investments	Operations	Revenues
	($000's)	($000's)	($000's)	($000's)

Major Good / Service:
Lease Revenue - Base Rent	$8,640	$—	$27	$8,667
Lease Revenue - CAM	471	—	—	471
Lease Revenue - Reimbursements	543	—	—	543
Lease Revenue - Billboards	93	—	—	93
Above / Below Market Lease Accretion	623	—	—	623
Contributed Leased Assets Accretion	62	—	—	62
Lease Incentive Amortization	(76)	—	—	(76)
Interest from Commercial Loan Investments	—	53	—	53
Land Sale Revenue	—	—	7,250	7,250
Subsurface Lease Revenue	—	—	214	214
Subsurface Revenue - Other	—	—	20	20
Interest and Other Revenue	19	—	—	19
Total Revenues	$10,375	$53	$7,511	$17,939

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$7,270	$7,270
Services Transferred Over Time	19	—	—	19
Over Lease Term	10,356	—	241	10,597
Commercial Loan Investment Related Revenue	—	53	—	53
Total Revenues	$10,375	$53	$7,511	$17,939

The following table summarizes the Company’s revenue by segment, major good and/or service, and the related timing of revenue recognition for the three months ended June 30, 2018:

		Interest Income
	Income	from Commercial	Real Estate	Total
	Properties	Loan Investments	Operations	Revenues
	($000's)	($000's)	($000's)	($000's)

Major Good / Service:
Lease Revenue - Base Rent	$7,365	$—	$11	$7,376
Lease Revenue - CAM	891	—	—	891
Lease Revenue - Reimbursements	801	—	—	801
Lease Revenue - Billboards	70	—	—	70
Above / Below Market Lease Accretion	600	—	—	600
Contributed Leased Assets Accretion	85	—	—	85
Lease Incentive Amortization	(76)	—	—	(76)
Interest from Commercial Loan Investments	—	274	—	274
Land Sale Revenue	—	—	1,734	1,734
Impact Fee and Mitigation Credit Sales	—	—	470	470
Subsurface Lease Revenue	—	—	201	201
Subsurface Revenue - Other	—	—	79	79
Interest and Other Revenue	45	—	—	45
Total Revenues	$9,781	$274	$2,495	$12,550

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$2,283	$2,283
Services Transferred Over Time	45	—	—	45
Over Lease Term	9,736	—	212	9,948
Commercial Loan Investment Related Revenue	—	274	—	274
Total Revenues	$9,781	$274	$2,495	$12,550

The following table summarizes the Company’s revenue by segment, major good and/or service, and the related timing of revenue recognition for the six months ended June 30, 2019:

		Interest Income
	Income	from Commercial	Real Estate	Total
	Properties	Loan Investments	Operations	Revenues
	($000's)	($000's)	($000's)	($000's)

Major Good / Service:
Lease Revenue - Base Rent	$17,515	$—	$54	$17,569
Lease Revenue - CAM	1,141	—	—	1,141
Lease Revenue - Reimbursements	1,088	—	—	1,088
Lease Revenue - Billboards	129	—	—	129
Above / Below Market Lease Accretion	1,204	—	—	1,204
Contributed Leased Assets Accretion	124	—	—	124
Lease Incentive Amortization	(151)	—	—	(151)
Interest from Commercial Loan Investments	—	53	—	53
Land Sale Revenue	—	—	10,550	10,550
Subsurface Lease Revenue	—	—	413	413
Subsurface Revenue - Other	—	—	29	29
Interest and Other Revenue	49	—	—	49
Total Revenues	$21,099	$53	$11,046	$32,198

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$10,579	$10,579
Services Transferred Over Time	49	—	—	49
Over Lease Term	21,050	—	467	21,517
Commercial Loan Investment Related Revenue	—	53	—	53
Total Revenues	$21,099	$53	$11,046	$32,198

The following table summarizes the Company’s revenue by segment, major good and/or service, and the related timing of revenue recognition for the six months ended June 30, 2018:

		Interest Income
	Income	from Commercial	Real Estate	Total
	Properties	Loan Investments	Operations	Revenues
	($000's)	($000's)	($000's)	($000's)

Major Good / Service:
Lease Revenue - Base Rent	$14,787	$—	$22	$14,809
Lease Revenue - CAM	1,505	—	—	1,505
Lease Revenue - Reimbursements	1,365	—	—	1,365
Lease Revenue - Billboards	134	—	—	134
Above / Below Market Lease Accretion	1,179	—	—	1,179
Contributed Leased Assets Accretion	95	—	—	95
Lease Incentive Amortization	(151)	—	—	(151)
Interest from Commercial Loan Investments	—	575	—	575
Land Sale Revenue	—	—	14,851	14,851
Impact Fee and Mitigation Credit Sales	—	—	586	586
Subsurface Lease Revenue	—	—	400	400
Subsurface Revenue - Other	—	—	626	626
Interest and Other Revenue	73	—	—	73
Total Revenues	$18,987	$575	$16,485	$36,047

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$16,063	$16,063
Services Transferred Over Time	73	—	—	73
Over Lease Term	18,914	—	422	19,336
Commercial Loan Investment Related Revenue	—	575	—	575
Total Revenues	$18,987	$575	$16,485	$36,047

NOTE 3. INCOME PROPERTIES AND LEASES

Leasing revenue consists of long term rental revenue from retail, office, and commercial income properties, and billboards, which is recognized as earned, using the straight-line method over the life of each lease.

The components of leasing revenue are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	($000's)	($000's)

Leasing Revenue
Lease Payments	$8,667	$17,569
Variable Lease Payments	1,107	2,358
Total Leasing Revenue	$9,774	$19,927

Minimum future base rental revenue on non-cancelable leases subsequent to June 30, 2019, for the next five years ended December 31 are summarized as follows:

Year Ending December 31,	Amounts ($000's)
2019	$31,551
2020	29,784
2021	28,639
2022	27,782
2023	27,013
2024 and thereafter (cumulative)	162,222
Total	$306,991

2019 Acquisitions. During the six months ended June 30, 2019, the Company acquired five single-tenant income properties for a purchase price of approximately $40.6 million, or an acquisition cost of approximately $40.9 million including capitalized acquisition costs. Of the total acquisition cost, approximately $16.3 million was allocated to land, approximately $20.5 million was allocated to buildings and improvements, approximately $4.4 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and approximately $0.3 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was approximately 9.5 years at acquisition. The properties acquired during the six months ended June 30, 2019 are described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Property Acres	Purchase Price	Percentage Leased	Remaining Lease Term at Acquisition Date (in years)
Hobby Lobby Stores, Inc.	Single-Tenant	Winston-Salem, NC	05/16/19	55,000	7.63	$8,075,000	100%	10.9
24 Hour Fitness USA, Inc.	Single-Tenant	Falls Church, VA	05/23/19	46,000	3.09	21,250,000	100%	8.6
Walgreen Co.	Single-Tenant	Birmingham, AL	06/05/19	14,516	2.05	5,500,000	100%	9.8
Family Dollar Stores of Massachusetts, Inc.	Single-Tenant	Lynn, MA	06/07/19	9,228	0.67	2,100,000	100%	4.8
Walgreen Co.	Single-Tenant	Albany, GA	06/21/19	14,770	3.55	3,634,000	100%	13.6
	Total / Weighted Average			139,514		$40,559,000		9.5

2019 Dispositions. Three multi-tenant income properties, which were classified in Assets Held for Sale as of December 31, 2018, were disposed of during the six months ended June 30, 2019 (the “Multi-Tenant Dispositions”) as follows. The Multi-Tenant Dispositions continue the Company’s objective of transitioning the income property portfolio to primarily single-tenant net lease properties.

•

On June 24, 2019, the Company sold its approximately 76,000 square foot multi-tenant retail property located in Santa Clara, California for approximately $37.0 million (the “Peterson Sale”). The gain on the Peterson Sale totaled approximately $9.0 million, or approximately $1.36 per share, after tax.

•

On May 23, 2019, the Company sold its approximately 112,000 square foot multi-tenant retail property, anchored by a 24 Hour Fitness, located in Winter Park, Florida for approximately $18.25 million (the “Grove Sale”). The gain on the Grove Sale totaled approximately $2.8 million, or approximately $0.42 per share, after tax.

•

On February 21, 2019, the Company sold its approximately 59,000 square foot multi-tenant retail property, anchored by a Whole Foods Market retail store, located in Sarasota, Florida for approximately $24.62 million (the “Whole Foods Sale”). The gain on the Whole Foods Sale totaled approximately $6.9 million, or approximately $0.96 per share, after tax.

2018 Acquisitions. During the six months ended June 30, 2018, the Company acquired one single-tenant income property for a purchase price of $28.0 million, or an acquisition cost of approximately $29.0 million including capitalized acquisition costs. Of the total acquisition cost, approximately $12.0 million was allocated to land, approximately $15.0 million was allocated to buildings and improvements, approximately $2.8 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees and above market lease value, and approximately $0.8 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was approximately 20.0 years at acquisition.

2018 Dispositions. Four income properties were disposed of during the six months ended June 30, 2018. On March 26, 2018, the Company sold its four self-developed, multi-tenant office properties located in Daytona Beach, Florida, for approximately $11.4 million (the “Self-Developed Properties Sale”). The sale included the 22,012 square-foot Concierge office building, the 30,720 square-foot Mason Commerce Center comprised of two office buildings, and the 15,360 square-foot Williamson Business Park office building. The gain on the sale totaled approximately $3.7 million, or approximately $0.49 per share, after tax. The Company utilized the proceeds to fund a portion of the previously-acquired income property located near Portland, Oregon, leased to Wells Fargo, through a reverse 1031 like-kind exchange structure. As part of the transaction, the Company entered into a lease of its approximately 7,600 square-foot office space in Williamson Business Park for approximately 5 years at a market rental rate.

NOTE 4. LAND AND SUBSURFACE INTERESTS

As of June 30, 2019, the Company owned approximately 5,300 acres of undeveloped land in Daytona Beach, Florida, along six miles of the west and east sides of Interstate 95. Currently, a significant amount of this land is used for agricultural purposes. As of July 31, 2019, approximately 57% of this acreage, over 3,000 acres, is under contract to be sold. Approximately 800 acres of our land holdings are located on the east side of Interstate 95 and are generally well-suited for commercial development. Approximately 4,500 acres of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well-suited for residential development. Included in the western land is approximately 1,000 acres, primarily an 850-acre parcel and three smaller parcels, which are located further west of Interstate 95 and a few miles north of Interstate 4 that are generally well-suited for industrial purposes.

Real estate operations revenue consisted of the following for the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue Description	($000's)	($000's)	($000's)	($000's)
Land Sales Revenue	$7,250	$1,734	$10,550	$14,851
Impact Fee and Mitigation Credit Sales	—	470	—	586
Subsurface Revenue	234	280	442	1,026
Fill Dirt and Other Revenue	27	—	54	—
Agriculture	—	11	—	22
Total Real Estate Operations Revenue	$7,511	$2,495	$11,046	$16,485

2019 Land Sales. During the six months ended June 30, 2019, a total of approximately 74 acres were sold for approximately $10.8 million, as described below:

					Gross Sales		Gain
			Date of	No. of	Price (1)	Price	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Unicorp-Grocery Anchored Project	East of I-95	02/27/19	9.9	$3,300	$333,000	$2,274
		Subtotal - Q1 2019		9.9	3,300	333,000	2,274

2	Compensating Storage Pond	East of I-95	04/29/19	38.0	710	19,000	596
3	Final NADG Land Sale	East of I-95	05/15/19	12.6	3,000	239,000	1,964
4	Unicorp-Clyde Morris	East of I-95	06/20/19	13.7	3,800	277,000	365
		Subtotal - Q2 2019		64.3	7,510	117,000	2,925

				74.2	$10,810	$146,000	$5,199

(1)The gain recognized during the six months ended June 30, 2019 on the Unicorp-Clyde Morris sale totaling approximately $365,000 includes approximately $260,000 for the Company’s estimated reimbursement of wetland mitigation credits. The Company expects to reimburse the buyer for required wetland mitigation credits estimated at approximately $260,000.

2018 Land Sales. During the six months ended June 30, 2018, the Company completed land sale transactions representing approximately 2,559 acres of land including: (i) the sale of a 70% interest in the Mitigation Bank (hereinafter defined in Note 5, “Investment in Joint Venture”) that holds approximately 2,492 acres of land for proceeds of $15.3 million and (ii) four land sales totaling approximately 67 acres for aggregate proceeds of approximately $15.7 million, as described below:

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

Land Impairments. There were no impairment charges related to the Company’s undeveloped land during the six months ended June 30, 2019 or 2018.

Daytona Beach Development. We may selectively acquire other real estate in Daytona Beach, Florida. We may target either vacant land or land with existing structures that we would demolish and develop into additional income properties. During 2018, the Company acquired a 5-acre parcel of land with existing structures in downtown Daytona Beach, for a purchase price of approximately $2.0 million. As of June 30, 2019, the Company had also acquired other contiguous parcels totaling approximately 1-acre for approximately $2.1 million. Combined, these parcels represent the substantial portion of an entire city block in downtown Daytona Beach adjacent to International Speedway Boulevard, a major thoroughfare in Daytona Beach. The combined 6 acres is located in an opportunity zone and a community redevelopment area. In addition, this property is proximate to the future headquarters of Brown & Brown Inc., the sixth largest insurance broker in the U.S. and a publicly listed company, that is expected to be occupied by at least 600 of their employees. We have engaged a national real estate brokerage firm to assist us in identifying a developer or investor to acquire a portion or all of the property or to contribute into a potential joint venture to redevelop the property. We are pursuing entitlements for the potential redevelopment of these parcels, along with certain other adjacent land parcels, some of which we have under contract for purchase. As of June 30, 2019, we have incurred approximately $0.7 million in demolition and entitlement costs related to these parcels. Our intent for investments in the Daytona Beach area is to target opportunistic acquisitions of select catalyst sites, which are typically distressed, with the objective of short-to-

medium investment horizons. We may enter into joint ventures or other partnerships to develop land we have acquired or may acquire in the future in lieu of self-developing.

Other Real Estate Assets. The Company owns impact fees with a cost basis of approximately $2,000 and mitigation credits with a cost basis of approximately $445,000 for a combined total of approximately $447,000 as of June 30, 2019. There were no impact fee or mitigation credit sales during the six months ended June 30, 2019. During the six months ended June 30, 2018, the Company transferred mitigation credits with a basis of approximately $124,000 to the land acquired by Buc-ee’s. During the six months ended June 30, 2018, the Company sold mitigation credits for approximately $455,000, for a gain of approximately $403,000, or $0.05 per share, after tax. During the six months ended June 30, 2018, the Company received cash payments of approximately $131,000 for impact fees with a cost basis that was generally of equal value. Additionally, during the six months ended June 30, 2018, impact fees with a cost basis of approximately $72,000 were transferred to the beachfront restaurant leased to LandShark Bar & Grill.

Subsurface Interests. As of June 30, 2019, the Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 455,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage.

There were no subsurface sales during the six months ended June 30, 2019 or 2018.

During 2011, an eight-year oil exploration lease was executed covering a portion of our Subsurface Interests. On September 20, 2017, the Company amended the oil exploration lease to, among other things, extend the expiration of the original term for five additional years to the new expiration date of September 22, 2024. The lease is effectively thirteen one-year terms as the lessee has the option to terminate the lease at the end of each lease year. The lessee has exercised renewal options through lease year eight ending September 22, 2019. The terms of the lease state the Company will receive royalty payments if production occurs, and may receive additional annual rental payments if the lease is continued in years nine through thirteen. The lease calls for annual lease payments which are recognized as revenue ratably over the respective twelve-month lease periods. Pursuant to the amendment for the lease year eight renewal the annual lease payment is to be paid in installments. In addition, non-refundable drilling penalty payments are made as required by the drilling requirements in the lease which are recognized as revenue when earned, i.e. when the amount is agreed upon. The lessee, an affiliate of Kerogen Exploration LLC, has submitted a drilling permit application in Hendry County to allow for drilling to commence.

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

(1)Generally, cash payment for the Lease Payment is received on or before the first day of the lease year. The Drilling Penalty, which is due within thirty days from the end of the prior lease year, is recorded as revenue when earned, i.e., when the amount is agreed upon, while the Lease Payment is recognized on a straight-line basis over the respective lease term.

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For both the three and six months ended June 30, 2019 and 2018, respectively, lease income of approximately $201,000 and $400,000 was recognized. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2019 or, if extended, the terms or conditions of such extension.

During the six months ended June 30, 2019 and 2018, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled approximately $20,000 and $12,000, during the three months ended June 30, 2019 and 2018, respectively. Revenues received from oil royalties totaled approximately $29,000 and $44,000, during the six months ended June 30, 2019 and 2018, respectively.

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

There were no releases of surface entry rights during the six months ended June 30, 2019.  During the six months ended June 30, 2018, the Company completed a transaction releasing our surface entry rights on approximately 600 acres in exchange for approximately $185,000 in cash and fee title to approximately 40 additional acres in Hendry County, valued at approximately $320,000. Including the non-cash value received, the gain from the transaction totaled approximately $435,000, or $0.06 per share, after tax. The Company also received cash payments for the release of surface entry rights of approximately $68,000 during the six months ended June 30, 2018.

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

The gain on the sale of the 70% interest in the Mitigation Bank totaled approximately $18.4 million and was comprised of the gain on the sale of 70% interest for proceeds of $15.3 million as well as the gain on the retained 30% interest pursuant to FASB ASC Topic 610-20, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets. The gain was included in the Gain on Disposition of Assets in the Company’s consolidated statements of operations for the quarter ended June 30, 2018. As of June 30, 2019, the approximately $6.8 million JV Investment included on the Company’s consolidated balance sheets is comprised of the fair market value of the 30% retained interest in the Venture.

The operating agreement of the Venture (the “Operating Agreement”) executed in conjunction with the mitigation bank transaction stipulates that the Company shall arrange for sales of the Venture’s mitigation credits to unrelated third parties totaling no less than $6 million of revenue to the Mitigation Bank, net of commissions, by the end of 2020, utilizing a maximum of 60 mitigation credits (the “Minimum Sales Requirement”). The Operating Agreement stipulates that if the Minimum Sales Requirement is not achieved, then BlackRock has the right, but is not required, to have the Company purchase the number of mitigation credits necessary to reach the Minimum Sales Requirement (the “Minimum Sales Guarantee”). The Company estimates the fair value of the Minimum Sales Guarantee to be approximately $100,000 which was recorded as a reduction in the gain on the transaction and is included in Accrued and Other Liabilities in the Company’s consolidated balance sheet as of June 30, 2019.

Additionally, the Operating Agreement provides BlackRock the right to cause the Company to purchase a maximum of 8.536 mitigation credits per quarter (the “Commitment Amount”) from the Mitigation Bank at a price equal to 60% of the then fair market value for mitigation credits (the “Put Right”). The Put Right is applicable even if the Mitigation Bank has not yet been awarded a sufficient number of mitigation credits by the applicable federal and state regulatory agencies. Further, in any quarter that BlackRock does not exercise its Put Right, the unexercised Commitment Amount for the applicable quarter may be rolled over to future calendar quarters. However, the Operating Agreement also stipulates that any amount of third-party sales of mitigation credits will reduce the Put Rights outstanding on a one-for-one basis, if the sales price of the third-party sales equals or exceeds the prices stipulated by the Put Right. Further, any sales of mitigation credits to third parties at the requisite minimum prices in a quarter that exceeds the quarterly amount of the Put Right, will reduce the Put Rights in future calendar quarters on a one-for-one basis. The maximum potential of future payments for the Company pursuant to the Put Right is approximately $27 million. The Company estimates the fair value of the Put Right to be approximately $200,000, which was recorded as a reduction in the gain on the transaction and is included in Accrued and Other Liabilities in the Company’s consolidated balance sheet as of June 30, 2019.

The following table provides summarized financial information of the Venture as of June 30, 2019:

As of
June 30, 2019
($000's)
Assets, cash and cash equivalents	$2,163
Assets, prepaid expenses	35
Assets, investment in mitigation credit assets	1,541
Assets, property, plant, and equipment	17
Total Assets	$3,756

Liabilities, accounts payable, deferred mitigation credit sale revenue	$6
Equity	$3,750
Total Liabilities & Equity	$3,756

NOTE 6. COMMERCIAL LOAN INVESTMENTS

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

On June 14, 2019, the Company originated a $8.0 million first mortgage bridge loan secured by 72 acres of land in Orlando, Florida. The loan is interest-only with a term of one-year with two 1-year extensions with a fixed interest rate of 12.00%. The Company received an origination fee of 2%, or $160,000.

As of June 30, 2019, the Company owned one performing commercial loan investment with an outstanding principal balance of approximately $8.0 million. The loan is secured by real estate located in Orange County, Florida.

The Company’s commercial loan investment was comprised of the following at June 30, 2019:

	Date of	Maturity	Original Face	Current Face	Carrying
Description	Investment	Date	Amount	Amount	Value	Coupon Rate
First Mortgage – 72-Acre Land Parcel, Orlando, FL	June 2019	June 2020	$8,000,000	$8,000,000	$7,847,431	12.00%

The carrying value of the commercial loan investment portfolio at June 30, 2019 consisted of the following:

Total
Current Face Amount	$8,000,000
Unaccreted Origination Fees	(152,569)
Total Commercial Loan Investments	$7,847,431

The Company had no commercial loan investments as of December 31, 2018.

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Cash and Cash Equivalents - Level 1	$2,621,257	$2,621,257	$2,310,489	$2,310,489
Restricted Cash - Level 1	59,035,150	59,035,150	19,721,475	19,721,475
Commercial Loan Investments - Level 2	7,847,431	8,136,805	—	—
Long-Term Debt - Level 2	278,875,235	279,341,127	247,624,811	248,765,650

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

The following table presents the fair value of assets measured on a recurring basis by Level as of June 30, 2019:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	6/30/2019	Assets (Level 1)	(Level 2)	(Level 3)

Cash Flow Hedge - Interest Rate Swap	$192,501	$—	$192,501	$—
Total	$192,501	$—	$192,501	$—

The following table presents the fair value of assets measured on a recurring basis by Level as of December 31, 2018:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	12/31/2018	Assets (Level 1)	(Level 2)	(Level 3)

Cash Flow Hedge - Interest Rate Swap	$651,722	$—	$651,722	$—
Total	$651,722	$—	$651,722	$—

NOTE 8. INTANGIBLE LEASE ASSETS AND LIABILITIES

Intangible lease assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values.

Intangible lease assets and liabilities consisted of the following as of June 30, 2019 and December 31, 2018:

	As of
	June 30, 2019	December 31, 2018
Intangible Lease Assets:
Value of In-Place Leases	$42,998,137	$39,189,008
Value of Above Market In-Place Leases	4,142,965	4,114,715
Value of Intangible Leasing Costs	16,448,044	14,791,111
Sub-total Intangible Lease Assets	63,589,146	58,094,834
Accumulated Amortization	(17,455,931)	(14,539,389)
Sub-total Intangible Lease Assets—Net	46,133,215	43,555,445
Intangible Lease Liabilities (included in accrued and other liabilities):
Value of Below Market In-Place Leases	(36,148,744)	(35,321,234)
Sub-total Intangible Lease Liabilities	(36,148,744)	(35,321,234)
Accumulated Amortization	9,365,207	7,930,884
Sub-total Intangible Lease Liabilities—Net	(26,783,537)	(27,390,350)
Total Intangible Assets and Liabilities—Net	$19,349,678	$16,165,095

The following table reflects the amortization of intangible assets and liabilities during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	($000's)	($000's)	($000's)	($000's)
Depreciation and Amortization Expense	$1,559	$1,368	$2,686	$2,721
Increase to Income Properties Revenue	(623)	(600)	(1,204)	(1,179)
Net Amortization of Intangible Assets and Liabilities	$936	$768	$1,482	$1,542

The estimated future amortization and accretion of intangible lease assets and liabilities is as follows:

		Future Accretion	Net Future
	Future	to Income	Amortization of
	Amortization	Property	Intangible Assets
Year Ending December 31,	Amount	Revenue	and Liabilities
Remainder of 2019	$3,062,889	$(1,210,788)	$1,852,101
2020	5,724,517	(2,360,630)	3,363,887
2021	4,262,099	(2,456,419)	1,805,680
2022	3,709,060	(2,499,455)	1,209,605
2023	3,584,032	(2,473,393)	1,110,639
2024	3,532,639	(2,460,339)	1,072,300
Thereafter	19,071,883	(10,136,417)	8,935,466
Total	$42,947,119	$(23,597,441)	$19,349,678

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

During the six months ended June 30, 2019 and 2018 there were no impairment charges on the Company’s undeveloped land holdings, its income property portfolio, or other Company assets.

NOTE 10. OTHER ASSETS

Other assets consisted of the following as of June 30, 2019 and December 31, 2018:

	As of
	June 30, 2019	December 31, 2018
Income Property Tenant Receivables	$685,096	$627,691
Income Property Straight-line Rent Adjustment	4,560,396	4,304,279
Income Property Lease Incentive	2,243,030	2,394,246
Interest Receivable from Commercial Loan Investment	45,333	—
Operating Leases - Right-of-Use Asset	413,907	—
Cash Flow Hedge - Interest Rate Swap	192,501	651,722
Infrastructure Reimbursement Receivables	1,861,910	1,847,375
Deferred Deal Costs	359,082	425,476
Prepaid Expenses, Deposits, and Other	1,864,177	2,634,664
Total Other Assets	$12,225,432	$12,885,453

Income Property Lease Incentive. As of June 30, 2019, the Income Property Lease Incentive of approximately $2.2 million relates to a tenant improvement allowance of approximately $2.7 million provided to Hilton Grand Vacations in conjunction with the extension of their leases of two buildings from November 30, 2021 to November 30, 2026, offset by approximately $504,000 of accumulated amortization which has been recognized as an offset to rental revenue. The remaining balance will be amortized over the remaining term of the leases.

Infrastructure Reimbursement Receivables. As of June 30, 2019 and December 31, 2018, the Infrastructure Reimbursement Receivables were all related to the land sales within the Tomoka Town Center. The balance as of June 30, 2019 consisted of approximately $1.4 million due from Tanger for infrastructure reimbursement to be repaid in eight remaining annual installments of $175,000, net of a discount of approximately $143,000, and approximately $660,000 due from Sam’s Club for infrastructure reimbursement to be repaid in six remaining annual installments of $110,000, net of a discount of approximately $55,000.

Deferred Deal Costs. Deferred Deal Costs represent legal costs incurred in advance of the potential execution of and/or closing of a contract for the disposition of assets, primarily land sales. The costs are deferred and expensed at the time the transaction closes or at the time it becomes evident that the transaction will not be completed. During the six months ended June 30, 2019, approximately $353,000, of deal costs were expensed at the time it became evident that the transaction would not be completed.

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

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Income Available to Common Shareholders:
Net Income	$10,596,798	$14,162,908	$17,064,897	$25,075,207
Weighted Average Shares Outstanding	4,951,469	5,529,360	5,147,580	5,530,108
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	—	—	—	31,683
Total Shares Applicable to Diluted Earnings Per Share	4,951,469	5,529,360	5,147,580	5,561,791

Per Share Information:
Basic
Net Income from Continuing Operations	$2.17	$2.61	$3.38	$4.59
Net Loss from Discontinued Operations (Net of Tax)	(0.03)	(0.05)	(0.06)	(0.06)
Net Income	$2.14	$2.56	$3.32	$4.53

Diluted
Net Income from Continuing Operations	$2.17	$2.61	$3.38	$4.57
Net Loss from Discontinued Operations (Net of Tax)	(0.03)	(0.05)	(0.06)	(0.06)
Net Income	$2.14	$2.56	$3.32	$4.51

There were no potentially dilutive securities for the three and six months ended June 30, 2019 or for the three months ended June 30, 2018. The effect of 7,500 and 15,000 potentially dilutive securities was not included for the six months ended June 30, 2019 and 2018, respectively, as the effect would be anti-dilutive.

The Company intends to settle its 4.50% Convertible Senior Notes due 2020 (the “Convertible Notes”) in cash upon conversion with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Convertible Notes will be included in our calculation of diluted net income per share using the treasury stock method. As such, the Convertible Notes have no impact on diluted net income per share until the price of our common stock exceeds the current conversion price of $68.33. The average price of our common stock during the six months ended June 30, 2019 and 2018 did not exceed the conversion price which resulted in no additional diluted outstanding shares.

NOTE 12. TREASURY STOCK

In January 2019, the Company’s Board of Directors approved an increase of $10.0 million to the open market stock repurchase program, refreshing the total program to an aggregate of $10 million. During the six months ended June 30, 2019, the Company repurchased 532,477 shares of its common stock for a total cost of approximately $31.1 million, or an average price per share of $58.40, which includes both open market purchases and the Block Share Repurchase (hereinafter defined). The shares of the Company’s common stock repurchased during the six months ended June 30, 2019 were returned to the Company’s treasury.

On April 10, 2019, the Company repurchased 320,741 shares of common stock, or approximately 6% of the Company’s outstanding shares, for approximately $18.4 million (the “Block Share Repurchase”).  The shares were purchased from investment vehicles managed by Wintergreen Advisers, LLC (collectively, the “Wintergreen Entities”) in connection with the Wintergreen Entities’ disposition of their entire position in Company shares (approximately 28% of the

Company’s outstanding shares at the time of the Block Share Repurchase).  The shares sold by the Wintergreen Entities not repurchased by the Company were acquired by multiple third-party investors. The Block Share Repurchase was completed outside of the Company’s existing $10.0 million buyback program and was funded utilizing capacity under the Credit Facility.

NOTE 13. LONG-TERM DEBT

As of June 30, 2019, the Company’s outstanding indebtedness, at face value, was as follows:

	Face	Maturity	Interest
	Value Debt	Date	Rate
Credit Facility	$151,845,349	May 2023	30 ‑day LIBOR plus 1.35% -1.95%
Mortgage Note Payable (originated with Wells Fargo) (1)	30,000,000	October 2034	4.330%
Mortgage Note Payable (originated with Wells Fargo) (2)	24,220,450	April 2021	30 ‑day LIBOR plus 1.90%
4.50% Convertible Senior Notes due 2020, net of discount	75,000,000	March 2020	4.500%
Total Long-Term Face Value Debt	$281,065,799

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

On May 24, 2019, the Company executed the second amendment to the 2017 Amended Credit Facility (the “2019 Revolver Amendment”). As a result of the 2019 Revolver Amendment, the Credit Facility has a total borrowing capacity of $200.0 million with the ability to increase that capacity up to $300.0 million during the term, subject to lender approval. The Credit Facility provides the lenders with a security interest in the equity of the Company subsidiaries that own the properties included in the borrowing base. The indebtedness outstanding under the Credit Facility accrues interest at a rate ranging from the 30-day LIBOR plus 135 basis points to the 30-day LIBOR plus 195 basis points based on the total balance outstanding under the Credit Facility as a percentage of the total asset value of the Company, as defined in the 2017 Amended Credit Facility, as amended by the 2019 Revolver Amendment. The Credit Facility also accrues a fee of 15 to 25 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity. Pursuant to the 2019 Revolver Amendment, the Credit Facility matures on May 24, 2023,  with the ability to extend the term for 1 year.

At June 30, 2019, the current commitment level under the Credit Facility was $200.0 million. The available borrowing capacity under the Credit Facility was approximately $18.9 million, based on the level of borrowing base assets. As of June 30, 2019, the Credit Facility had a $151.8 million balance outstanding.

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

Convertible Debt. The Company’s $75.0 million aggregate principal amount of 4.50% Convertible Notes will mature on March 15, 2020, unless earlier purchased or converted. The initial conversion rate was 14.5136 shares of common stock for each $1,000 principal amount of Convertible Notes, which represented an initial conversion price of approximately $68.90 per share of common stock. Since July of 2016, when the Company’s Board of Directors implemented a quarterly dividend in place of the previous semi-annual dividend and subsequent increases to the quarterly dividend, the conversion rate has been adjusted with each successive quarterly dividend and is currently, after the second quarter 2019 dividend, equal to 14.6355 shares of common stock for each $1,000 principal amount of Convertible Notes, which represents an adjusted conversion price of approximately $68.33 per share of common stock.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Convertible Notes for conversion prior to December 15, 2019, except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of Convertible Notes, or specified corporate events including a change in control of the Company. The Company may not redeem the Convertible Notes prior to the stated maturity date and no sinking fund is provided for the Convertible Notes. The Convertible Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Convertible Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Convertible Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Convertible Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Convertible Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Convertible Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized into interest expense through the maturity date of the Convertible Notes. As of June 30, 2019, the unamortized debt discount of our Convertible Notes was approximately $1.0 million.

Long-term debt as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019		December 31, 2018
		Due Within		Due Within
	Total	One Year	Total	One Year
Credit Facility	$151,845,349	$—	$120,745,579	$—
Mortgage Note Payable (originated with Wells Fargo)	30,000,000	—	30,000,000	—
Mortgage Note Payable (originated with Wells Fargo)	24,220,450	—	24,557,468	—
4.50% Convertible Senior Notes due 2020, net of discount	74,016,578	—	73,348,731	—
Loan Costs, net of accumulated amortization	(1,207,142)	—	(1,026,967)	—
Total Long-Term Debt	$278,875,235	$—	$247,624,811	$—

Payments applicable to reduction of principal amounts as of June 30, 2019 will be required as follows:

Year Ending December 31,	Amount
Remainder of 2019	$—
2020	75,000,000
2021	24,220,450
2022	—
2023	151,845,349
2024	—
Thereafter	30,000,000
Total Long-Term Debt - Face Value	$281,065,799

The carrying value of long-term debt as of June 30, 2019 consisted of the following:

Total
Current Face Amount	$281,065,799
Unamortized Discount on Convertible Debt	(983,422)
Loan Costs, net of accumulated amortization	(1,207,142)
Total Long-Term Debt	$278,875,235

The following table reflects a summary of interest expense incurred and paid during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	($000's)	($000's)	($000's)	($000's)
Interest Expense	$2,598	$2,085	$5,084	$4,185
Amortization of Loan Costs	107	137	213	287
Amortization of Discount on Convertible Notes	337	316	668	627
Total Interest Expense	$3,042	$2,538	$5,965	$5,099

Total Interest Paid	$1,636	$1,291	$5,067	$4,190

The Company was in compliance with all of its debt covenants as of June 30, 2019 and December 31, 2018.

NOTE 14. INTEREST RATE SWAP

The Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the $24.2 million mortgage note payable as discussed in Note 13, “Long-Term Debt.” During the six months ended June 30, 2019, the interest rate swap agreement was 100% effective. Accordingly, the change in fair value on the interest rate swap has been classified in accumulated other comprehensive income. As of June 30, 2019 and December 31, 2018, the fair value of our interest rate swap agreement, which was a gain of approximately $193,000 and $652,000, was included in other assets on the consolidated balance sheets. The interest rate swap was effective on April 7, 2016 and matures on April 7, 2021. The interest rate swap fixed the variable rate debt on the notional amount of related debt of $24.2 million to a rate of 3.17%.

NOTE 15. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following:

	As of
	June 30, 2019	December 31, 2018

Accrued Property Taxes	$1,182,772	$12,312
Reserve for Tenant Improvements	100,955	100,519
Accrued Construction Costs	167,640	350,593
Accrued Interest	1,447,289	1,430,236
Environmental Reserve and Restoration Cost Accrual	292,194	520,404
Operating Leases - Liability	414,741	—
Other	2,442,273	2,783,820
Total Accrued and Other Liabilities	$6,047,864	$5,197,884

Environmental Reserve. During the year ended December 31, 2014, the Company accrued an environmental reserve of approximately $110,000 in connection with an estimate of additional costs required to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida, on which environmental remediation work had previously been performed. The Company engaged legal counsel who, in turn, engaged environmental engineers to review the site and the prior monitoring test results. During the year ended December 31, 2015, their review was completed, and the Company made an additional accrual of approximately $500,000, representing the low end of the range of possible costs estimated by the engineers to be between approximately $500,000 and $1.0 million to resolve this matter subject to the approval of the state department of environmental protection (the “FDEP”). The FDEP issued a Remedial Action Plan Modification Approval Order (the “FDEP Approval”) in August 2016 which supports the approximate $500,000 accrual made in 2015. The Company is implementing the remediation plan pursuant to the FDEP Approval. During the fourth quarter of 2017, the Company made an additional accrual of approximately $51,000 for the second year of monitoring as the low end of the original range of estimated costs was increased for the amount of monitoring now anticipated. Since the total accrual of approximately $661,000 was made, approximately $577,000 in costs have been incurred through June 30, 2019, leaving a remaining accrual of approximately $84,000.

Restoration Accrual. As part of the resolution of a regulatory matter pertaining to the Company’s prior agricultural activities on certain of the Company’s land located in Daytona Beach, Florida, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible wetlands restoration costs for approximately 148.4 acres within such land, and such estimated costs were included on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. The final proposal for restoration work was received during the second quarter of 2016 which totaled approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was recorded during the second quarter of 2016. During the first quarter of 2019, the Company received a revised estimate for completion of the restoration work for which the adjusted final total cost was approximately $2.4 million. Accordingly, an increase in the accrual of approximately $361,000 was recorded during the first quarter of 2019. The Company has funded approximately $2.2 million of the total $2.4 million of estimated costs through the period ended June 30, 2019, leaving a remaining accrual of approximately $208,000. This matter is more fully described in Note 19 “Commitments and Contingencies.”

Operating Leases – Liability. The Company implemented FASB ASC Topic 842, Leases, effective January 1, 2019, resulting in a cumulative effect adjustment to increase right-of-use assets and related liabilities for operating leases for which the Company is the lessee.

NOTE 16. DEFERRED REVENUE

Deferred revenue consisted of the following:

	As of
	June 30, 2019	December 31, 2018
Deferred Oil Exploration Lease Revenue	$185,648	$585,675
Deferred Revenue on Land Sales	831,320	831,320
Interest Reserve from Commercial Loan Investment	973,333	—
Prepaid Rent	1,008,167	1,621,620
Tenant Contributions	3,980,349	4,104,151
Other Deferred Revenue	324,593	58,838
Total Deferred Revenue	$7,303,410	$7,201,604

Deferred Oil Exploration Lease Revenue. Pursuant to the amendment for the lease year eight renewal of the oil exploration lease, the annual lease payment is approximately $807,000, which is being recognized ratably over the twelve-month lease period ending in September 2019. The oil exploration lease is more fully described in Note 4 “Land and Subsurface Interests.”

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

Tenant Contributions. In connection with the acquisition of the property in Aspen, Colorado, the master tenant contributed $1.5 million of the $28.0 million purchase price at closing on February 21, 2018. Additionally, the master tenant funded, from its leasing reserve escrow, approximately $935,000 of the Company’s acquisition-related costs. Approximately $162,000 was recognized into income property rental revenue through June 30, 2019, leaving an aggregate balance of approximately $2.3 million, related to the Company’s total acquisition cost of approximately $29.0 million, to be recognized over the remaining term of the lease.

In connection with the construction of the Company’s beachfront restaurant leased to Cocina 214 Restaurant & Bar in Daytona Beach, Florida, the tenant contributed approximately $1.9 million towards the completion of the building and tenant improvements through direct payments to various third-party construction vendors. Approximately $180,000 was recognized into income property rental revenue through June 30, 2019, leaving a balance of approximately $1.7 million to be recognized over the remaining term of the lease.

NOTE 17. STOCK-BASED COMPENSATION

SUMMARY OF STOCK-BASED COMPENSATION

A summary of share activity for all equity classified stock compensation during the six months ended June 30, 2019, is presented below:

	Shares		Vested /			Shares
	Outstanding	Granted	Exercised	Expired	Forfeited	Outstanding
Type of Award	at 1/1/2019	Shares	Shares	Shares	Shares	at 6/30/2019
Equity Classified - Performance Share Awards - Peer Group Market Condition Vesting	28,080	21,195	—	—	—	49,275
Equity Classified - Market Condition Restricted Shares - Stock Price Vesting	22,000	—	—	—	—	22,000
Equity Classified - Three Year Vest Restricted Shares	34,952	20,696	(18,053)	—	—	37,595
Equity Classified - Non-Qualified Stock Option Awards	80,000	—	—	—	—	80,000
Total Shares	165,032	41,891	(18,053)	—	—	188,870

Amounts recognized in the consolidated financial statements related to stock compensation are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Total Cost of Share-Based Plans Charged Against Income Before Tax Effect	$634,274	$509,936	$1,445,875	$1,012,831

Income Tax Expense Recognized in Income	$(160,757)	$(129,243)	$(366,457)	$(256,702)

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

A summary of activity during the six months ended June 30, 2019, is presented below:

		Wtd. Avg.
Performance Shares with Market Conditions	Shares	Fair Value
Outstanding at January 1, 2019	28,080	$66.29
Granted	21,195	64.66
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at June 30, 2019	49,275	$65.59

As of June 30, 2019, there was approximately $1.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to Performance Share awards, which will be recognized over a remaining weighted average period of 2.1 years.

Market Condition Restricted Shares – Stock Price Vesting

On May 20, 2015 and February 26, 2016, a combined grant of 26,000 shares, net of 68,000 shares permanently surrendered during 2016, of restricted Company common stock was awarded to Mr. Albright under the Original 2010 Plan under a new five-year employment agreement. The 26,000 shares of restricted Company common stock outstanding from these grants were to vest in four increments based upon the price per share of Company common stock during the term of his employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing thirty-day average closing prices ranging from $60 and $65 per share for the first two increments of 2,000 shares each, $70 per share for the third increment of 18,000 shares, and $75 per share for the fourth increment of 4,000 shares. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to January 28, 2021, that increment of the restricted shares will be forfeited. As of June 30, 2019, the first two increments of this award had vested, leaving 22,000 shares outstanding.

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

A summary of the activity for these awards during the six months ended June 30, 2019, is presented below:

Wtd. Avg.
Market Condition Non-Vested Restricted Shares	Shares	Fair Value
Outstanding at January 1, 2019	22,000	$41.71
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at June 30, 2019	22,000	$41.71

As of June 30, 2019, there is no unrecognized compensation cost related to market condition restricted stock.

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

A summary of activity during the six months ended June 30, 2019, is presented below:

		Wtd. Avg.
		Fair Value
Three Year Vest Non-Vested Restricted Shares	Shares	Per Share
Outstanding at January 1, 2019	34,952	$58.07
Granted	20,696	58.78
Vested	(18,053)	54.43
Expired	—	—
Forfeited	—	—
Outstanding at June 30, 2019	37,595	$60.21

As of June 30, 2019, there was approximately $1.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three-year vest non-vested restricted shares, which will be recognized over a remaining weighted average period of 2.0 years.

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

A summary of the activity for the awards during the six months ended June 30, 2019, is presented below:

			Wtd. Avg.
			Remaining
			Contractual	Aggregate
		Wtd. Avg.	Term	Intrinsic
Non-Qualified Stock Option Awards	Shares	Ex. Price	(Years)	Value
Outstanding at January 1, 2019	80,000	$55.63
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at June 30, 2019	80,000	$55.63	5.76	$325,800
Exercisable at January 1, 2019	80,000	$55.63	6.50	$25,000
Exercisable at June 30, 2019	80,000	$55.63	5.76	$325,800

No options were granted, and no options were exercised during the six months ended June 30, 2019. As of June 30, 2019, there is no unrecognized compensation cost related to non-qualified, non-vested stock option awards.

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

During the six months ended June 30, 2019 and 2018, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled approximately $363,000, or 6,322 shares, and $116,000, or 1,832 shares, respectively. The 2019 amount includes the approximately $160,000 Annual Award received during the first quarter of 2019.

NOTE 18. INCOME TAXES

The Company’s effective income tax rate was 25.2% and 25.0% for the six months ended June 30, 2019 and 2018, respectively. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. There were no discrete events during the six months ended June 30, 2019 or 2018.

The Company files a consolidated income tax return in the United States Federal jurisdiction and the states of Alabama, Arizona, California, Colorado, Florida, Georgia, Maryland, Massachusetts, Nevada, New Mexico, North Carolina, Oregon, Texas, Virginia, and Washington. The Internal Revenue Service has audited the federal tax returns through the year 2012, with all proposed adjustments settled. The Florida Department of Revenue has audited the Florida tax returns through the year 2014, with all proposed adjustments settled. The Company recognizes all potential accrued interest and penalties to unrecognized tax benefits in income tax expense.

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

Contractual Commitments – Expenditures

In connection with the Golf Course Land Purchase (hereinafter defined),  each year the Company is obligated to pay the City of Daytona Beach, Florida (the “City”) additional consideration in the amount of an annual surcharge of $1 per golf round played (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharges paid equal to $700,000. The maximum amount of $700,000 represents contingent consideration and was recorded as an increase in Golf Buildings, Improvements, and Equipment and Accrued and Other Liabilities in the accompanying consolidated balance sheets during the year ended December 31, 2017. The first two annual payments of $70,000 each were made in January of 2018 and January of 2019, leaving a remaining commitment of $560,000 as of June 30, 2019.

On July 16, 2019 the Company entered into a lease termination agreement (the “Termination Agreement”) with Cocina 214, the tenant operating one of the Company’s restaurant properties in Daytona Beach, Florida. Pursuant to the Termination Agreement, the tenant is required to pay the Company approximately $0.3 million of unpaid rent due through the date Cocina 214 is vacating the property. In addition, pursuant to the Termination Agreement, the Company agreed to acquire all of the personal property and certain other tenant improvements installed by Cocina, pursuant to the original lease agreement, for approximately $1.0 million.

Contractual Commitments – Land Pipeline

As of July 31, 2019, the Company’s pipeline of potential land sales transactions included the following ten potential transactions with nine different buyers, representing over 3,000 acres or approximately 57% of our land holdings:

		No. of Acres	Amount	Price	Estimated
	Transaction (Buyer)	(Rounded)	($000's)	per Acre	Timing
1	Residential (SF) - Parcel A - West of I-95	1,599	$27,000	$17,000	'19 - '20
2	Residential (SF) - ICI Homes - West of I-95	1,016	21,450	21,000	'19
3	Commercial/Medical Office - East of I-95	32	8,089	253,000	'19 - '20
4	Residential (MF) - East of I-95	38	6,350	167,000	Q4 '19
5	Commercial/Residential - Unicorp Dev. - East of I-95	31	4,600	148,000	'19 - '20
6	Commercial/Residential - East of I-95	12	4,500	375,000	'19 - '20
7	Residential (MF) - East of I-95	23	4,000	174,000	'19 - '20
8	Residential (SF) - West of I-95	98	2,600	27,000	'19 - '20
9	Residential (MF) - East of I-95	19	2,000	105,000	'20
10	Residential (SF) - ICI Homes - West of I-95	146	1,650	11,000	'19
	Total (Average)	3,014	$82,239	$27,000

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

Other Matters

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 was accrued as of December 31, 2015, for which payment was made during the quarter ended September 30, 2016. Also, during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to approximately 148.4 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs, and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of September 30, 2016, the final proposal from the Company’s third-party environmental engineer was received reflecting a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the second quarter of 2016. During the first quarter of 2019, the Company received a revised estimate for completion of the restoration work for which the adjusted final total cost was approximately $2.4 million. Accordingly, an increase in the accrual of approximately $361,000 was recorded during the first quarter of 2019. The Company has funded approximately $2.2 million of the total $2.4 million of estimated costs through June 30, 2019, leaving a remaining accrual of approximately $208,000. The Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately $208,000 could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimates.

During the first quarter of 2017, the Company completed the sale of approximately 1,581 acres of land to Minto Communities LLC which acreage represents a portion of the Company’s remaining $713,000 obligation. Accordingly, the Company deposited $423,000 of cash in escrow to secure performance on the obligation. The funds in escrow can be drawn upon completion of certain milestones including completion of restoration and annual required monitoring. The first such milestone was achieved during the fourth quarter of 2017 and $189,500 of the escrow was refunded. The second milestone related to the completion of the first-year maintenance and monitoring was achieved during the first quarter of 2019 and $77,833 of the escrow was refunded leaving an escrow balance of approximately $156,000 as of June 30, 2019. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. Resolution of this matter allowed the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. As of September 30, 2017, the Company determined that approximately 36 mitigation credits were required to be utilized, which represents approximately $298,000 in cost basis of the Company’s mitigation credits. Accordingly, the Company transferred the mitigation credits through a charge to direct cost of revenues of real estate operations during the three months ended September 30, 2017, thereby resolving the required mitigation activities related to the approximately 54.66 acres. In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the Company to utilize or acquire mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract. No amounts related to such potential future costs have been accrued as of June 30, 2019.

NOTE 20. BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, commercial loan investments, real estate operations, and golf operations segment. During the fourth quarter of 2018, the Company commenced efforts to pursue the monetization of the golf operations segment and assets comprising the Club. Accordingly, as of June 30, 2019 and December 31, 2018, the golf assets comprising the Club have been classified as held for sale in the accompanying consolidated balance sheets and the results of golf operations segment have been classified as discontinued operations in the accompanying consolidated statements of income for the three and six months ended June 30, 2019 and 2018.

Our income property operations consist primarily of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 81.2% and 88.5% of our identifiable assets as of June 30, 2019 and December 31, 2018, respectively, and 65.5% and 52.7% of our consolidated revenues for the six months ended June 30, 2019 and 2018, respectively. Our real estate operations primarily consist of revenues generated from land transactions and leasing, royalty income, and revenue from the release of surface entry rights from our Subsurface Interests.

The Company reports performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in the different segments for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues:
Income Properties	$10,375,295	$9,781,299	$21,099,713	$18,987,026
Commercial Loan Investments	52,765	273,467	52,765	574,466
Real Estate Operations	7,510,771	2,495,501	11,045,672	16,486,018
Total Revenues	$17,938,831	$12,550,267	$32,198,150	$36,047,510
Operating Income:
Income Properties	$8,740,575	$7,746,410	$17,532,505	$15,083,108
Commercial Loan Investments	52,765	273,467	52,765	574,466
Real Estate Operations	3,030,172	1,620,059	4,939,804	14,069,742
General and Corporate Expense	(6,193,763)	(6,184,727)	(12,041,670)	(12,805,098)
Gains on Disposition of Assets	11,811,907	18,384,808	18,681,864	22,035,666
Total Operating Income	$17,441,656	$21,840,017	$29,165,268	$38,957,884
Depreciation and Amortization:
Income Properties	$4,068,968	$3,746,762	$7,408,824	$7,534,177
Corporate and Other	5,619	8,784	12,050	18,192
Total Depreciation and Amortization	$4,074,587	$3,755,546	$7,420,874	$7,552,369
Capital Expenditures:
Income Properties	$40,972,487	$969,326	$41,030,492	$28,884,588
Commercial Loan Investments	7,840,000	—	7,840,000	—
Real Estate Operations	1,028,984	1,393,811	1,899,493	3,505,794
Golf Operations	—	22,217	—	24,880
Corporate and Other	—	10,785	2,061	11,338
Total Capital Expenditures	$49,841,471	$2,396,139	$50,772,046	$32,426,600

	As of
	June 30, 2019	December 31, 2018
Identifiable Assets:
Income Properties	$469,117,952	$492,093,615
Commercial Loan Investments	9,166,097	—
Real Estate Operations	32,176,700	35,287,559
Golf Operations-Held for Sale	4,603,403	4,462,477
Corporate and Other	62,459,154	24,486,221
Total Assets	$577,523,306	$556,329,872

Operating income represents income from continuing operations before interest expense, investment income, and income taxes. General and corporate expenses are an aggregate of general and administrative expenses, impairment charges, depreciation and amortization expense, and gains on the disposition of assets. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Other assets consist primarily of cash, property, plant, and equipment related to the other operations, as well as the general and corporate operations.

NOTE 21. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

During the fourth quarter of 2018, the Company commenced efforts to pursue monetization of certain of its multi-tenant income properties and the golf operations segment and assets comprising the Club. Accordingly, four multi-tenant income properties and the golf assets comprising the Club were classified as held for sale as of December 31, 2018. Additionally, the golf operations segment qualifies as discontinued operations and have been reclassified as such in the accompanying consolidated statements of income for the three and six months ended June 30, 2019 and 2018.

As described in Note 3, “Income Properties”, the Multi-Tenant Dispositions were completed during the six months ended June 30, 2019 comprising $56.8 million of the reduction in assets held for sale. Additionally, the Westcliff property located in Fort Worth, Texas is no longer being actively marketed and was reclassified as held and used during the quarter ended June 30, 2019 comprising $14.6 million of the reduction in assets held for sale.

The following is a summary of assets held for sale as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019			As of December 31, 2018
	Multi-Tenant Income Properties	Golf Assets	Total Assets Held for Sale	Multi-Tenant Income Properties	Golf Assets	Total Assets Held for Sale
Property, Plant, and Equipment—Net	$—	$3,659,703	$3,659,703	$67,810,880	$3,659,703	$71,470,583
Cash and Cash Equivalents	—	238,752	238,752	—	156,489	156,489
Other Assets	—	566,100	566,100	—	646,285	646,285
Operating Leases - Right-of-Use Asset	—	138,848	138,848	—	—	—
Intangible Lease Assets—Net	—	—	—	4,366,858	—	4,366,858
Intangible Lease Liabilities—Net	—	—	—	(773,705)	—	(773,705)
Total Assets Held for Sale	$—	$4,603,403	$4,603,403	$71,404,033	$4,462,477	$75,866,510

The following is a summary of liabilities held for sale as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019			As of December 31, 2018
	Multi-Tenant Income Properties	Golf Liabilities	Total Liabilities Held for Sale	Multi-Tenant Income Properties	Golf Liabilities	Total Liabilities Held for Sale
Accounts Payable	$—	$268,849	$268,849	$—	$199,422	$199,422
Accrued and Other Liabilities	—	910,042	910,042	—	924,323	924,323
Operating Leases - Liability	—	138,848	138,848	—	—	—
Deferred Revenue	—	215,416	215,416	—	223,551	223,551
Total Liabilities Held for Sale	$—	$1,533,155	$1,533,155	$—	$1,347,296	$1,347,296

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

Golf $1 Round Surcharge. On January 24, 2017, the Company acquired the land and improvements comprising the golf courses, previously leased from the City, for approximately $1.5 million (the “Golf Course Land Purchase”). In connection with the Golf Course Land Purchase,  each year the Company is obligated to pay the Per-Round Surcharge. The maximum amount of $700,000 represents contingent consideration and was recorded as an increase in Golf Buildings, Improvements, and Equipment and Accrued and Other Liabilities in the accompany consolidated balance sheets. The first two annual payments of $70,000 each were made in January of 2018 and January of 2019, leaving a remaining commitment of $560,000 as of June 30, 2019 which is included in Accrued and Other Liabilities, a component of Liabilities Held for Sale.

The following is a summary of discontinued operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Golf Operations Revenue	$1,453,859	$1,282,918	$2,950,552	$2,637,274
Golf Operations Direct Cost of Revenues	(1,673,633)	(1,525,053)	(3,384,963)	(2,906,879)
Loss from Operations	(219,774)	(242,135)	(434,411)	(269,605)
Depreciation and Amortization	—	(99,393)	—	(202,949)
Loss from Discontinued Operations Before Income Tax	(219,774)	(341,528)	(434,411)	(472,554)
Income Tax Benefit	55,702	86,562	110,102	119,772
Loss from Discontinued Operations (Net of Income Tax)	$(164,072)	$(254,966)	$(324,309)	$(352,782)

NOTE 22. SUBSEQUENT EVENTS

On July 5, 2019, the Company acquired approximately 1.4 acres of land under the Carpenter Hotel in Austin, Texas for approximately $16.25 million (the “Carpenter Purchase”). Separately, the Company entered into a 99-year ground lease with the seller to lease back the land. The Carpenter Purchase was acquired through a 1031 like-kind exchange using proceeds from the Peterson Sale.

On July 5, 2019, the Company originated an $8.25 million leasehold loan secured by the Carpenter Hotel in Austin, Texas (the “Carpenter Loan”). The Carpenter Loan has a term of one-year, bears an interest rate of 11.5% and included an origination fee of 1%.

On July 12, 2019, the Company acquired an approximately 64,000 square-foot single-tenant property in Reston, Virginia leased to a s subsidiary of General Dynamics Corporation with a remaining lease term of approximately 10 years for a purchase price of approximately $18.6 million.

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

OVERVIEW

We are a diversified real estate operating company. We own and manage, sometimes utilizing third-party property management companies, forty-nine commercial real estate properties in fifteen states in the United States. As of June 30, 2019, we owned forty-five single-tenant and four multi-tenant income-producing properties with approximately 2.2 million square feet of gross leasable space. As of June 30, 2019, we had one commercial loan investment. We also own and manage a portfolio of undeveloped land totaling approximately 5,300 acres in Daytona Beach, Florida. We own the LPGA International Golf Club, which is managed by a third party and classified as held for sale (the “Club”). We also lease some of our land for eighteen billboards; have agricultural operations that are managed by a third party, which consist of leasing land for hay production and timber harvesting; and own and manage Subsurface Interests (hereinafter defined).

Income Property Operations. We have pursued a strategy of investing in income-producing properties, when possible by utilizing the proceeds from real estate transactions qualifying for income tax deferral through like-kind exchange treatment for tax purposes.

Our strategy for investing in income-producing properties is focused on long-term real estate fundamentals and target major markets and markets experiencing significant economic growth. As described below, three multi-tenant income properties were sold during the six months ended June 30, 2019 as part of refining the focus of our strategy on investing in single-tenant net lease income properties. We employ a methodology for evaluating targeted investments in income-producing properties which includes an evaluation of: (i) the attributes of the real estate (e.g. location, market demographics, comparable properties in the market, etc.); (ii) an evaluation of the existing tenant(s) (e.g. credit-worthiness, property level sales, tenant rent levels compared to the market, etc.); (iii) other market-specific conditions (e.g. tenant industry, job and population growth in the market, local economy, etc.); and (iv) considerations relating to the Company’s business and strategy (e.g. strategic fit of the asset type, property management needs, alignment with the Company’s 1031 like-kind exchange structure, etc.).

2019 Acquisitions. During the six months ended June 30, 2019, the Company acquired five single-tenant income properties for a purchase price of approximately $40.6 million, or an acquisition cost of approximately $40.9 million including capitalized acquisition costs. Of the total acquisition cost, approximately $16.3 million was allocated to land, approximately $20.5 million was allocated to buildings and improvements, approximately $4.4 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and approximately $0.3 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was approximately 9.5 years at acquisition.

The properties acquired during the six months ended June 30, 2019 are described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Property Acres	Purchase Price	Percentage Leased	Remaining Lease Term at Acquisition Date (in years)
Hobby Lobby Stores, Inc.	Single-Tenant	Winston-Salem, NC	05/16/19	55,000	7.63	$8,075,000	100%	10.9
24 Hour Fitness USA, Inc.	Single-Tenant	Falls Church, VA	05/23/19	46,000	3.09	21,250,000	100%	8.6
Walgreen Co.	Single-Tenant	Birmingham, AL	06/05/19	14,516	2.05	5,500,000	100%	9.8
Family Dollar Stores of Massachusetts, Inc.	Single-Tenant	Lynn, MA	06/07/19	9,228	0.67	2,100,000	100%	4.8
Walgreen Co.	Single-Tenant	Albany, GA	06/21/19	14,770	3.55	3,634,000	100%	13.6
	Total / Weighted Average			139,514		$40,559,000		9.5

2019 Dispositions. Three multi-tenant income properties, which were classified in Assets Held for Sale as of December 31, 2018, were disposed of during the six months ended June 30, 2019 (the “Multi-Tenant Dispositions”) as follows. The Multi-Tenant Dispositions continue the Company’s objective of transitioning the income property portfolio to primarily single-tenant net lease properties.

•

On June 24, 2019, the Company sold its approximately 76,000 square foot multi-tenant retail property located in Santa Clara, California for approximately $37.0 million (the “Peterson Sale”). The gain on the Peterson Sale totaled approximately $9.0 million, or approximately $1.36 per share, after tax.

•

On May 23, 2019, the Company sold its approximately 112,000 square foot multi-tenant retail property, anchored by a 24 Hour Fitness, located in Winter Park, Florida for approximately $18.25 million (the “Grove Sale”). The gain on the Grove Sale totaled approximately $2.8 million, or approximately $0.42 per share, after tax.

•

On February 21, 2019, the Company sold its approximately 59,000 square foot multi-tenant retail property, anchored by a Whole Foods Market retail store, located in Sarasota, Florida for approximately $24.62 million (the “Whole Foods Sale”). The gain on the Whole Foods Sale totaled approximately $6.9 million, or approximately $0.96 per share, after tax.

Our current portfolio of forty-five single-tenant income properties generates approximately $30.2 million of revenues from base lease payments on an annualized basis and had an average remaining lease term of 9.3 years as of June 30, 2019. Our current portfolio of four multi-tenant properties generates approximately $4.3 million of revenue from base lease payments on an annualized basis and has a weighted average remaining lease term of 3.1 years as of June 30, 2019.

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

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. During the fourth quarter of 2018, the Company commenced efforts to pursue the monetization of certain of its multi-tenant income properties, for which the sale of three multi-tenant properties were completed during the six months ended June 30, 2019 with the Company reinvesting the proceeds from these dispositions into single-tenant net lease income properties.

Real Estate Operations.  As of June 30, 2019, the Company owned approximately 5,300 acres of undeveloped land in Daytona Beach, Florida, along six miles of the west and east sides of Interstate 95. Currently, a significant amount of this land is used for agricultural purposes. As of July 31, 2019, approximately 57% of this acreage, over 3,000 acres, is under contract to be sold. Approximately 800 acres of our land holdings are located on the east side of Interstate 95 and are generally well-suited for commercial development. Approximately 4,500 acres of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well-suited for residential development. Included in the western land is approximately 1,000 acres, primarily an 850-acre parcel and three smaller parcels, which are located further west of Interstate 95 and a few miles north of Interstate 4 that are generally well-suited for industrial purposes.

Real estate operations revenue consisted of the following for the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue Description	($000's)	($000's)	($000's)	($000's)
Land Sales Revenue	$7,250	$1,734	$10,550	$14,851
Impact Fee and Mitigation Credit Sales	—	470	—	586
Subsurface Revenue	234	280	442	1,026
Fill Dirt and Other Revenue	27	—	54	—
Agriculture	—	11	—	22
Total Real Estate Operations Revenue	$7,511	$2,495	$11,046	$16,485

2019 Land Sales. During the six months ended June 30, 2019, a total of approximately 74 acres were sold for approximately $10.8 million, as described below:

					Gross Sales		Gain
			Date of	No. of	Price (1)	Price	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Unicorp-Grocery Anchored Project	East of I-95	02/27/19	9.9	$3,300	$333,000	$2,274
		Subtotal - Q1 2019		9.9	3,300	333,000	2,274

2	Compensating Storage Pond	East of I-95	04/29/19	38.0	710	19,000	596
3	Final NADG Land Sale	East of I-95	05/15/19	12.6	3,000	239,000	1,964
4	Unicorp-Clyde Morris	East of I-95	06/20/19	13.7	3,800	277,000	365
		Subtotal - Q2 2019		64.3	7,510	117,000	2,925

				74.2	$10,810	$146,000	$5,199

(1)The gain recognized during the six months ended June 30, 2019 on the Unicorp-Clyde Morris sale totaling approximately $365,000 includes approximately $260,000 for the Company’s estimated reimbursement of wetland mitigation credits. The Company expects to reimburse the buyer for required wetland mitigation credits estimated at approximately $260,000.

2018 Land Sales. During the six months ended June 30, 2018, the Company completed land sale transactions representing approximately 2,559 acres of land including: (i) the sale of a 70% interest in the Mitigation Bank (hereinafter defined in Note 5, “Investment in Joint Venture”) that holds approximately 2,492 acres of land for proceeds of $15.3 million and (ii) four land sales totaling approximately 67 acres for aggregate proceeds of approximately $15.7 million, as described below:

					Gross Sales		Gain
			Date of	No. of	Price (1)	Price	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Buc-ee's	East of I-95	03/16/18	34.9	$13,948	$400,000	$11,926
		Subtotal - Q1 2018		34.9	13,948	400,000	11,926

2	Residential	West of I-95	06/12/18	19.0	265	14,000	226
3	Commercial / Retail	East of I-95	06/25/18	5.7	625	110,000	224
4	Commercial / Retail	East of I-95	06/28/18	7.7	819	106,000	628
		Subtotal - Q2 2018		32.4	1,709	53,000	1,078

				67.3	$15,657	$233,000	$13,004

(1)The gain recognized during the three months ended June 30, 2018 on the Buc-ee’s sale totaling approximately $11.9 million excludes approximately $831,000 held in an escrow reserve related to the portion of the acreage sold for which the Company remains obligated to perform wetlands mitigation. The Company expects to recognize the remaining gain of approximately $831,000 upon completion of the mitigation work. See Note 16, “Deferred Revenue”.

Land Pipeline. As of July 31, 2019, the Company’s pipeline of potential land sales transactions included the following ten potential transactions with nine different buyers, representing over 3,000 acres or approximately 57% of our land holdings:

		No. of Acres	Amount	Price	Estimated
	Transaction (Buyer)	(Rounded)	($000's)	per Acre	Timing
1	Residential (SF) - Parcel A - West of I-95	1,599	$27,000	$17,000	'19 - '20
2	Residential (SF) - ICI Homes - West of I-95	1,016	21,450	21,000	'19
3	Commercial/Medical Office - East of I-95	32	8,089	253,000	'19 - '20
4	Residential (MF) - East of I-95	38	6,350	167,000	Q4 '19
5	Commercial/Residential - Unicorp Dev. - East of I-95	31	4,600	148,000	'19 - '20
6	Commercial/Residential - East of I-95	12	4,500	375,000	'19 - '20
7	Residential (MF) - East of I-95	23	4,000	174,000	'19 - '20
8	Residential (SF) - West of I-95	98	2,600	27,000	'19 - '20
9	Residential (MF) - East of I-95	19	2,000	105,000	'20
10	Residential (SF) - ICI Homes - West of I-95	146	1,650	11,000	'19
	Total (Average)	3,014	$82,239	$27,000

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

Land Impairments. There were no impairment charges related to the Company’s undeveloped land during the six months ended June 30, 2019 or 2018.

Daytona Beach Development. We may selectively acquire other real estate in Daytona Beach, Florida. We may target either vacant land or land with existing structures that we would demolish and develop into additional income properties. During 2018, the Company acquired a 5-acre parcel of land with existing structures in downtown Daytona Beach, for a purchase price of approximately $2.0 million. As of June 30, 2019, the Company had also acquired other contiguous parcels totaling approximately 1-acre for approximately $2.1 million. Combined, these parcels represent the substantial portion of an entire city block in downtown Daytona Beach adjacent to International Speedway Boulevard, a major thoroughfare in Daytona Beach. The combined 6 acres is located in an opportunity zone and a community redevelopment area. In addition, this property is proximate to the future headquarters of Brown & Brown Inc., the sixth largest insurance broker in the U.S. and a publicly listed company, that is expected to be occupied by at least 600 of their employees. We have engaged a national real estate brokerage firm to assist us in identifying a developer or investor to acquire a portion or all of the property or to contribute into a potential joint venture to redevelop the property. We are pursuing entitlements for the potential redevelopment of these parcels, along with certain other adjacent land parcels, some of which we have under contract for purchase. As of June 30, 2019, we have incurred approximately $0.7 million in demolition and entitlement costs related to these parcels. Our intent for investments in the Daytona Beach area is to target opportunistic acquisitions of select catalyst sites, which are typically distressed, with the objective of short-to-medium investment horizons. We may enter into joint ventures or other partnerships to develop land we have acquired or may acquire in the future in lieu of self-developing.

Other Real Estate Assets. The Company owns impact fees with a cost basis of approximately $2,000 and mitigation credits with a cost basis of approximately $445,000 for a combined total of approximately $447,000 as of June 30, 2019. There were no impact fee or mitigation credit sales during the six months ended June 30, 2019. During the six months ended June 30, 2018, the Company transferred mitigation credits with a basis of approximately $124,000 to the land acquired by Buc-ee’s. During the six months ended June 30, 2018, the Company sold mitigation credits for approximately $455,000, for a gain of approximately $403,000, or $0.05 per share, after tax. During the six months ended June 30, 2018, the Company received cash payments of approximately $131,000 for impact fees with a cost basis that was generally of equal value. Additionally, during the six months ended June 30, 2018, impact fees with a cost basis of approximately $72,000 were transferred to the beachfront restaurant leased to LandShark Bar & Grill.

Subsurface Interests. As of June 30, 2019, the Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 455,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage.

There were no subsurface sales during the six months ended June 30, 2019 or 2018.

During 2011, an eight-year oil exploration lease was executed covering a portion of our Subsurface Interests. On September 20, 2017, the Company amended the oil exploration lease to, among other things, extend the expiration of the original term for five additional years to the new expiration date of September 22, 2024. The lease is effectively thirteen one-year terms as the lessee has the option to terminate the lease at the end of each lease year. The lessee has exercised renewal options through lease year eight ending September 22, 2019. The terms of the lease state the Company will receive royalty payments if production occurs, and may receive additional annual rental payments if the lease is continued in years nine through thirteen. The lease calls for annual lease payments which are recognized as revenue ratably over the respective twelve-month lease periods. Pursuant to the amendment for the lease year eight renewal the annual lease payment is to be paid in installments. In addition, non-refundable drilling penalty payments are made as required by the drilling requirements in the lease which are recognized as revenue when earned, i.e. when the amount is agreed upon. The lessee, an affiliate of Kerogen Exploration LLC, has submitted a drilling permit application in Hendry County to allow for drilling to commence.

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

(1)Generally, cash payment for the Lease Payment is received on or before the first day of the lease year. The Drilling Penalty, which is due within thirty days from the end of the prior lease year, is recorded as revenue when earned, i.e., when the amount is agreed upon, while the Lease Payment is recognized on a straight-line basis over the respective lease term.

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For both the three and six months ended June 30, 2019 and 2018, respectively, lease income of approximately $201,000 and $400,000 was recognized. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2019 or, if extended, the terms or conditions of such extension.

During the three months ended June 30, 2019 and 2018, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled approximately

$20,000 and $12,000, during the three months ended June 30, 2019 and 2018, respectively. Revenues received from oil royalties totaled approximately $29,000 and $44,000, during the six months ended June 30, 2018 and 2017, respectively.

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

There were no releases of surface entry rights during the six months ended June 30, 2019. During the six months ended June 30, 2018, the Company completed a transaction releasing our surface entry rights on approximately 600 acres in exchange for approximately $185,000 in cash and fee title to approximately 40 additional acres in Hendry County, valued at approximately $320,000. Including the non-cash value received, the gain from the transaction totaled approximately $435,000, or $0.06 per share, after tax. The Company also received cash payments for the release of surface entry rights of approximately $68,000 during the six months ended June 30, 2018.

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

During the year ended December 31, 2018, the Company wrote down the value of the golf assets comprising the Club, which resulted in a corresponding impairment charge of approximately $1.1 million, or $0.15 per share, after tax, during the third quarter of 2018. The write-down of the golf operation assets to approximately $3.1 million and the related $1.1 million impairment charge were the result of the Company’s assessment of certain triggering events, including activities related to a review of strategic alternatives for the golf operations segment, occurring during the third quarter of 2018, which required an assessment of the carrying value of the golf assets comprising the Club. In the fourth quarter of 2018, the Company commenced efforts to pursue the monetization of the golf operations segment and assets comprising the Club. Accordingly, as of June 30, 2019 and December 31, 2018, the golf assets comprising the Club have been classified as held for sale in the accompanying consolidated balance sheets and the results of golf operations segment have been classified as discontinued operations in the accompanying consolidated statements of income for the three and six months ended June 30, 2019 and 2018. Should the Company complete the sale of the golf operations segment, it could favorably impact cash flows.

SUMMARY OF OPERATING RESULTS FOR THE QUARTER ENDED JUNE 30, 2019 COMPARED TO JUNE 30, 2018

REVENUE

Total revenue for the three months ended June 30, 2019 is presented in the following summary and indicates the changes as compared to three months ended June 30, 2018:

	Revenue for the	Increase (Decrease)
	Quarter Ended	Vs. Same Period	Vs. Same Period
	6/30/2019	in 2018	in 2018
Operating Segment	($000's)	($000's)	(%)
Income Properties	$10,375	$594	6%
Interest Income from Commercial Loan Investments	53	(221)	-81%
Real Estate Operations	7,511	5,016	201%
Total Revenue	$17,939	$5,389	43%

The increase in total revenue was primarily the result of the increases in both Real Estate Operations Revenue and Income Property Operations Revenue, the detailed elements of which are outlined in the following tables, respectively:

	Revenue for the	Increase (Decrease)
	Quarter Ended	Vs. Same Period
	6/30/2019	in 2018
Real Estate Operations Revenue	($000's)	($000's)
Land Sales Revenue	$7,250	$5,516
Impact Fee and Mitigation Credit Sales	—	(470)
Subsurface Revenue	234	(46)
Fill Dirt and Other Revenue	27	27
Agriculture	—	(11)
Total Real Estate Operations Revenue	$7,511	$5,016

	Revenue for the	Increase (Decrease)
	Quarter Ended	Vs. Same Period
	6/30/2019	in 2018
Income Property Operations Revenue	($000's)	($000's)
Revenue from Recent Acquisitions	$2,347	$1,850
Revenue from Recent Dispositions	919	(645)
Revenue from Remaining Portfolio	6,486	(634)
Accretion of Above Market/Below Market Intangibles	623	23
Total Income Property Operations Revenue	$10,375	$594

Total revenue for the quarter ended June 30, 2019 was also impacted by a decrease of approximately $221,000 in the revenue generated by our commercial loan investments, due to the repayment at maturity of the remaining two loans in the portfolio in the second and third quarter of 2018, partially offset by the new $8.0 million first mortgage loan originated in June 2019.

NET INCOME

Net income and basic net income per share for the quarter ended June 30, 2019, compared to the same period in 2018, was as follows:

			Increase (Decrease)
	Quarter Ended	Quarter Ended	Vs. Same Period	Vs. Same Period
	6/30/2019	6/30/2018	in 2018	in 2018
Net Income	$10,596,798	$14,162,908	$(3,566,110)	-25%
Basic Earnings Per Share	$2.14	$2.56	$(0.42)	-16%

The above results for the second quarter of 2019, compared to the same period in 2018, reflected the following significant operating elements in addition to the impacts from the changes in revenues described above:

•

An increase in total direct cost of revenues of approximately $3.2 million of which approximately $3.6 million is related to real estate operations, for which one of the land sales during the second quarter of 2019 had a higher land basis than the land sales during the second quarter of 2018, offset by a decrease of approximately $400,000 related to a reduction in income property portfolio expenses primarily due to the Multi-Tenant Dispositions and;

•	An increase in depreciation and amortization of approximately $319,000 which is primarily due to the increase in the income property portfolio;
•

A decrease in the gain on disposition of assets of approximately $6.6 million due to the higher gain in the second quarter of 2018 Mitigation Bank transaction of approximately $18.4 million as compared to the gains in the second quarter of 2019 for the Peterson Sale and the Grove Sale of approximately $11.8 million; and

•	Increased interest expense of approximately $505,000 resulting from increased borrowings on our credit facility.

In addition, net income was impacted by a decrease in general and administrative expenses of approximately $310,000 which is summarized as follows:

	G&A Expense	Increase (Decrease)
	Quarter Ended	Vs. Same Period	Vs. Same Period
	6/30/2019	in 2018	in 2018
General and Administrative Expenses	($000's)	($000's)	(%)
Recurring General and Administrative Expenses	$1,464	$(34)	-2%
Non-Cash Stock Compensation	634	124	24%
Shareholder and Proxy Matter Legal and Related Costs	21	(400)	-95%
Total General and Administrative Expenses	$2,119	$(310)	-13%

INCOME PROPERTIES

Total revenue and operating income from our income property operations totaled approximately $10.4 million and $8.7 million, respectively, during the quarter ended June 30, 2019, compared to total revenue and operating income of approximately $9.8 million and $7.7 million, respectively, for the quarter ended June 30, 2018. The direct costs of revenues for our income property operations totaled approximately $1.6 million and $2.0 million for the quarters ended June 30, 2019 and 2018, respectively. The increase in revenues of approximately $594,000, or 6%, during the quarter ended June 30, 2019, reflects our expanded portfolio of single-tenant income properties including increases of approximately $1.8 million due to recent acquisitions, offset by decreases of approximately $645,000 related to the recent Multi-Tenant Dispositions. Additionally, the revenue related to our remaining portfolio decreased by approximately $634,000 primarily due to the timing of reimbursement revenue. Revenue from our income properties during the quarters ended June 30, 2019 and 2018 also includes approximately $623,000 and $600,000, respectively, in revenue from the accretion of the below-market lease intangible, of which a significant portion is attributable to the property located in Raleigh, North Carolina, leased to Wells Fargo.

REAL ESTATE OPERATIONS

During the quarter ended June 30, 2019, operating income from real estate operations was approximately $3.0 million on revenues totaling approximately $7.5 million. During the quarter ended June 30, 2018, operating income was approximately $1.6 million on revenues totaling approximately $2.5 million. The increase in revenue of approximately $5.0 million is primarily attributable to the increase in the gross sales price from land sales, specifically, the approximately $7.3 million in land sales revenue in the second quarter of 2019 versus the approximately $1.7 million in land sales revenue in the second quarter of 2018. The increase in direct costs of revenues of approximately $3.6 million is primarily related to an increase in the cost of land sales, for which one of the land sales closed during the second quarter of 2019 had a higher land basis than the land sales closed during the second quarter of 2018.

INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

Interest income from our commercial loan investments totaled approximately $53,000 and $273,000 during the three months ended June 30, 2019 and 2018, respectively. The Company held no commercial loan investments during 2019 until June 14, 2019 when the Company originated a $8.0 million first mortgage bridge loan secured by 72 acres of land in Orlando, Florida at a fixed rate of 12.00%.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses totaled approximately $2.1 million and $2.4 million for the three months ended June 30, 2019 and 2018, respectively, a decrease of approximately $310,000. The decrease is primarily related to decreases in costs incurred to address the shareholder and proxy matters of approximately $400,000, which is partially offset by an increase of non-cash stock compensation of approximately $124,000.

GAINS ON DISPOSITION OF ASSETS AND IMPAIRMENT CHARGES

During the three months ended June 30, 2019, two multi-tenant income properties, which were classified in Assets Held for Sale as of December 31, 2018, were disposed of. The Peterson Sale was completed in June 2019 at a sales price of approximately $37.0 million for a gain of approximately $9.0 million, or approximately $1.36 per share, after tax. The Grove Sale was completed in May 2019 at a sales price of approximately $18.25 million for a gain of approximately

$2.8 million, or approximately $0.42 per share, after tax. These sales continue the Company’s objective of transitioning the income property portfolio to primarily single-tenant net lease properties.

During the three months ended June 30, 2018, the Company completed the sale of a 70% interest in the Mitigation Bank that holds approximately 2,492 acres of land for proceeds of $15.3 million. The gain on the sale totaled approximately $18.4 million and is comprised of (i) the gain on the sale of the 70% interest for proceeds of $15.3 million and (ii) the gain on the 30% retained interest.

There were no impairment charges during the three months ended June 30, 2019 or 2018.

INTEREST EXPENSE

Interest expense totaled approximately $3.0 million and $2.5 million for the three months ended June 30, 2019 and 2018, respectively. The increase of approximately $505,000 is primarily the result of increased borrowings on the Company’s credit facility for recent investment activity.

DISCONTINUED GOLF OPERATIONS SEGMENT

As of June 30, 2019 and December 31, 2018, the golf assets comprising the Club have been classified as held for sale in the accompanying consolidated balance sheets and the results of golf operations segment have been classified as discontinued operations in the accompanying consolidated statements of income for the three months ended June 30, 2019 and 2018. Should the Company complete the sale of the golf operations segment, it could favorably impact cash flows.

Revenues from golf operations segment totaled approximately $1.5 million and $1.3 million for the three months ended June 30, 2019 and 2018, respectively. The total direct cost of golf operations segment revenues totaled approximately $1.7 million and $1.5 million for the three months ended June 30, 2019 and 2018, respectively. The Company’s golf operations segment had a net operating loss before depreciation and income taxes of approximately $220,000 and approximately $242,000 during the three months ended June 30, 2019 and 2018, respectively.

SUMMARY OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO JUNE 30, 2018

REVENUE

Total revenue for the six months ended June 30, 2019 is presented in the following summary and indicates the changes as compared to six months ended June 30, 2018:

	Revenue for the	Increase (Decrease)
	Six Months Ended	Vs. Same Period	Vs. Same Period
	6/30/2019	in 2018	in 2018
Operating Segment	($000's)	($000's)	(%)
Income Properties	$21,099	$2,112	11%
Interest Income from Commercial Loan Investments	53	(522)	-91%
Real Estate Operations	11,046	(5,439)	-33%
Total Revenue	$32,198	$(3,849)	-11%

The decrease in total revenue was primarily the result of the decrease in Real Estate Operations Revenue, partially offset by the increase in Income Property Operations Revenue, the detailed elements of which are outlined in the following tables, respectively:

	Revenue for	Increase (Decrease)
	Six Months Ended	Vs. Same Period
	6/30/2019	in 2018
Real Estate Operations Revenue	($000's)	($000's)
Land Sales Revenue	$10,550	$(4,301)
Impact Fee and Mitigation Credit Sales	—	(586)
Subsurface Revenue	442	(584)
Fill Dirt and Other Revenue	54	54
Agriculture	—	(22)
Total Real Estate Operations Revenue	$11,046	$(5,439)

	Revenue for	Increase (Decrease)
	Six Months Ended	Vs. Same Period
	6/30/2019	in 2018
Income Property Operations Revenue	($000's)	($000's)
Revenue from Recent Acquisitions	$4,372	$3,661
Revenue from Recent Dispositions	2,444	(1,006)
Revenue from Remaining Portfolio	13,079	(567)
Accretion of Above Market/Below Market Intangibles	1,204	24
Total Income Property Operations Revenue	$21,099	$2,112

Total revenue for the six months ended June 30, 2019 was also impacted by a decrease of approximately $521,000 in the revenue generated by our commercial loan investments, due to the repayment at maturity of the remaining two loans in the portfolio in the second and third quarter of 2018, partially offset by the new $8.0 million first mortgage loan originated in June 2019.

NET INCOME

Net income and basic net income per share for the six months ended June 30, 2019, compared to the same period in 2018, was as follows:

			Increase (Decrease)
	Six Months Ended	Six Months Ended	Vs. Same Period	Vs. Same Period
	6/30/2019	6/30/2018	in 2018	in 2018
Net Income	$17,064,897	$25,075,207	$(8,010,310)	-32%
Basic Earnings Per Share	$3.32	$4.53	$(1.21)	-27%

The above results for the six months ended June 30, 2019, compared to the same period in 2018, reflected the following significant operating elements in addition to the impacts from the changes in revenues described above:

•

An increase in total direct cost of revenues of approximately $3.4 million of which approximately $3.7 million is related to real estate operations, for which one of the land sales during the second quarter of 2019 had a higher land basis than the land sales during the six months ended June 30, 2018, offset by a decrease of approximately $337,000 related to a reduction in income property portfolio expenses primarily due to the Multi-Tenant Dispositions and;

•	A decrease in depreciation and amortization of approximately $131,000 which is primarily due to the classification of certain multi-tenant properties and the golf assets comprising the Club as held for sale at the end of 2018 and therefore, those assets are no longer depreciating;

•

A decrease in the gain on disposition of assets of approximately $3.4 million due to the higher gains in the six months ended June 30, 2018 from the Self-Developed Properties Sale and the Mitigation Bank transaction as compared to the gains in the six months ended June 30, 2019 from the Multi-Tenant Dispositions; and

•	Increased interest expense of approximately $867,000 resulting from increased borrowings on our credit facility.

In addition, net income was impacted by a decrease in general and administrative expenses of approximately $632,000 which is summarized as follows:

	G&A Expense	Increase (Decrease)
	Six Months Ended	Vs. Same Period	Vs. Same Period
	6/30/2019	in 2018	in 2018
General and Administrative Expenses	($000's)	($000's)	(%)
Recurring General and Administrative Expenses	$3,082	$(213)	-6%
Non-Cash Stock Compensation	1,445	431	43%
Shareholder and Proxy Matter Legal and Related Costs	94	(850)	-90%
Total General and Administrative Expenses	$4,621	$(632)	-12%

INCOME PROPERTIES

Total revenue and operating income from our income property operations totaled approximately $21.1 million and $17.5 million, respectively, during the six months ended June 30, 2019, compared to total revenue and operating income of approximately $19.0 million and $15.1 million, respectively, during the six months ended June 30, 2018. The direct costs of revenues for our income property operations totaled approximately $3.6 million and $3.9 million for the six months ended June 30, 2019 and 2018, respectively. The increase in revenues of approximately $2.1 million, or 11%, during the six months ended June 30, 2019, reflects our expanded portfolio of single-tenant income properties including increases of approximately $3.7 million due to recent acquisitions, offset by decreases of approximately $1.0 million related to the recent Multi-Tenant Dispositions and Self-Developed Properties Sale. Additionally, the revenue related to our remaining portfolio decreased by approximately $567,000 primarily due to the timing of reimbursement revenue. Revenue from our income properties also includes approximately $1.2 million, during the six months ended June 30, 2019 and 2018, in revenue from the accretion of the below-market lease intangible, of which a significant portion is attributable to the property located in Raleigh, North Carolina, leased to Wells Fargo.

REAL ESTATE OPERATIONS

During the six months ended June 30, 2019, operating income from real estate operations was approximately $4.9 million on revenues totaling approximately $11.0 million. During the six months ended June 30, 2018, operating income was approximately $14.1 million on revenues totaling approximately $16.5 million. The decrease in revenue of approximately $5.4 million is primarily attributable to the decrease in the gross sales price from land sales, specifically, the approximately $10.6 million in land sales revenue during the six months ended June 30, 2019 versus the approximately $14.9 million in land sales revenue during the six months ended June 30, 2018. The increase in direct costs of revenues of approximately $3.7 million is primarily related to an increase in the cost of land sales, for which one of the land sales closed during the six months ended June 30, 2019 had a higher land basis than the land sales closed during the six months ended June 30, 2018.

INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

Interest income from our commercial loan investments totaled approximately $53,000 and $574,000 during the six months ended June 30, 2019 and 2018, respectively. The Company held no commercial loan investments during 2019 until June 14, 2019 when the Company originated a $8.0 million first mortgage bridge loan secured by 72 acres of land in Orlando, Florida at a fixed rate of 12.00%.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses totaled approximately $4.6 million and $5.3 million for the six months ended June 30, 2019 and 2018, respectively, a decrease of approximately $632,000. The decrease is primarily related to decreases in costs incurred to address the shareholder and proxy matters of approximately $850,000, which is partially offset by an increase of non-cash stock compensation of approximately $431,000. The increase in non-cash stock compensation includes approximately $160,000 in an Annual Award (previously defined in Note 17, “Stock-Based

Compensation”) to non-employee directors.

GAINS ON DISPOSITION OF ASSETS AND IMPAIRMENT CHARGES

During the six months ended June 30, 2019, three multi-tenant income properties, which were classified in Assets Held for Sale as of December 31, 2018, were disposed of. The Peterson Sale was completed in June 2019 at a sales price of approximately $37.0 million for a gain of approximately $9.0 million, or approximately $1.36 per share, after tax. The Grove Sale was completed in May 2019 at a sales price of approximately $18.25 million for a gain of approximately $2.8 million, or approximately $0.42 per share, after tax. The Whole Foods Sale was completed in February 2019 at a sales price of approximately $24.62 million for a gain of approximately $6.9 million, or approximately $0.96 per share, after tax. These sales continue the Company’s objective of transitioning the income property portfolio to primarily single-tenant net lease properties.

During the six months ended June 30, 2018, the Company completed the sale of a 70% interest in the Mitigation Bank that holds approximately 2,492 acres of land for proceeds of $15.3 million. The gain on the sale totaled approximately $18.4 million and is comprised of (i) the gain on the sale of the 70% interest for proceeds of $15.3 million and (ii) the gain on the 30% retained interest. Additionally, the Self-Developed Properties Sale was completed in March 2018 at a sales price of approximately $11.4 million for a gain of approximately $3.7 million, or $0.49 per share, after tax.

There were no impairment charges during the six months ended June 30, 2019 or 2018.

INTEREST EXPENSE

Interest expense totaled approximately $6.0 million and $5.1 million for the six months ended June 30, 2019 and 2018, respectively. The increase of approximately $867,000 is primarily the result of increased borrowings on the Company’s credit facility for recent investment activity.

DISCONTINUED GOLF OPERATIONS SEGMENT

As of June 30, 2019 and December 31, 2018, the golf assets comprising the Club have been classified as held for sale in the accompanying consolidated balance sheets and the results of golf operations segment have been classified as discontinued operations in the accompanying consolidated statements of income for the six months ended June 30, 2019 and 2018. Should the Company complete the sale of the golf operations segment, it could favorably impact cash flows.

Revenues from golf operations segment totaled approximately $3.0 million and $2.6 million for the six months ended June 30, 2019 and 2018, respectively. The total direct cost of golf operations segment revenues totaled approximately $3.4 million and $2.9 million for the six months ended June 30, 2019 and 2018, respectively. The Company’s golf operations segment had a net operating loss before depreciation and income taxes of approximately $434,000 and approximately $270,000 during the six months ended June 30, 2019 and 2018, respectively. The results for the six months ended June 30, 2019 were negatively impacted by capital improvements of approximately $228,000 and survey costs of approximately $125,000 that were expensed as incurred.

LIQUIDITY AND CAPITAL RESOURCES

Restricted cash totaled approximately $59.0 million at June 30, 2019 of which approximately $56.5 million is being held in five separate escrow accounts to be reinvested through the like-kind exchange structure into other income properties; approximately $1.3 million is being held in an entitlement and interest reserve for the $8.0 million first mortgage loan investment originated in June 2019; approximately $989,000 is being held in two separate escrow accounts related to two separate land transactions which closed in February 2017 and March 2018; and approximately $235,000 is being held in a capital replacement reserve account in connection with our financing of six income properties with Wells Fargo Bank, NA (“Wells Fargo”).

Our total cash balance at June 30, 2019, reflected cash flows provided by our operating activities totaling approximately $13.3 million during the six months ended June 30, 2019, compared to the prior year’s cash flows provided by operating activities totaling approximately $14.3 million in the same period in 2018, a decrease of approximately $0.9 million.

Our cash flows provided by investing activities totaled approximately $28.3 million for the six months ended June 30, 2019, compared to the prior year’s cash flows provided by investing activities totaling approximately $2.2 million for the six months ended June 30, 2018, an increase of approximately $26.1 million. The increase primarily relates to proceeds of approximately $77.7 million of cash received by the Company during the six months ended June 30, 2019, which consisted of the cash received from the Multi-Tenant Dispositions, versus the approximately $26.4 million of cash received during the six months ended June 30, 2018 from the Self-Developed Properties Sale and the Mitigation Bank

transaction. This increase in proceeds from dispositions were partially offset by the cash outflows used for income property and loan acquisitions/originations of approximately $49.3 million and $28.9 million during the six months ended June 30, 2019 and 2018, respectively.

Our cash flows used in financing activities totaled approximately $2.1 million and $22.8 million for the six months ended June 30, 2019 and 2018, respectively, a decrease in cash used of approximately $20.8 million. The decrease in cash used in financing activities is primarily related to net borrowings on long-term debt of approximately $30.8 million during the six months ended June 30, 2019, versus net repayments on long-term debt totaling approximately $19.4 million during the six months ended June 30, 2018, for a net increase in cash received related to our long-term debt of approximately $50.1 million. Offsetting the impact of our net borrowings was the use of funds of approximately $31.1 million of stock buybacks during the six months ended June 30, 2019, versus approximately $2.2 million of stock buybacks during the same period in 2018.

Our long-term debt balance, at face value, totaled approximately $281.1 million at June 30, 2019, representing an increase of approximately $30.8 million from the face value balance of approximately $250.3 million at December 31, 2018. The increase was primarily due to the approximately $31.1 million in net borrowings on our revolving credit facility.

As of June 30, 2019, the Company’s outstanding indebtedness, at face value, was as follows:

	Face	Maturity	Interest
	Value Debt	Date	Rate
Credit Facility	$151,845,349	May 2023	30 ‑day LIBOR plus 1.35% -1.95%
Mortgage Note Payable (originated with Wells Fargo) (1)	30,000,000	October 2034	4.330%
Mortgage Note Payable (originated with Wells Fargo) (2)	24,220,450	April 2021	30 ‑day LIBOR plus 1.90%
4.50% Convertible Senior Notes due 2020, net of discount	75,000,000	March 2020	4.500%
Total Long-Term Face Value Debt	$281,065,799

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

On May 24, 2019, the Company executed the second amendment to the 2017 Amended Credit Facility (the “2019 Revolver Amendment”). As a result of the 2019 Revolver Amendment, the Credit Facility has a total borrowing capacity of $200.0 million with the ability to increase that capacity up to $300.0 million during the term, subject to lender approval. The Credit Facility provides the lenders with a security interest in the equity of the Company subsidiaries that own the properties included in the borrowing base. The indebtedness outstanding under the Credit Facility accrues interest at a rate ranging from the 30-day LIBOR plus 135 basis points to the 30-day LIBOR plus 195 basis points based on the total balance outstanding under the Credit Facility as a percentage of the total asset value of the Company, as defined in the 2017 Amended Credit Facility, as amended by the 2019 Revolver Amendment. The Credit Facility also accrues a fee of 15 to 25 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity. Pursuant to the 2019 Revolver Amendment, the Credit Facility matures on May 24, 2023,  with the ability to extend the term for 1 year.

At June 30, 2019, the current commitment level under the Credit Facility was $200.0 million. The available borrowing capacity under the Credit Facility was approximately $18.9 million, based on the level of borrowing base assets. As of June 30, 2019, the Credit Facility had a $151.8 million balance outstanding.

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

Convertible Debt. The Company’s $75.0 million aggregate principal amount of 4.50% Convertible Notes will mature on March 15, 2020, unless earlier purchased or converted. The initial conversion rate was 14.5136 shares of common stock for each $1,000 principal amount of Convertible Notes, which represented an initial conversion price of approximately $68.90 per share of common stock. Since July of 2016, when the Company’s Board of Directors implemented a quarterly dividend in place of the previous semi-annual dividend and subsequent increases to the quarterly dividend, the conversion rate has been adjusted with each successive quarterly dividend and is currently, after the second quarter 2019 dividend, equal to 14.6355 shares of common stock for each $1,000 principal amount of Convertible Notes, which represents an adjusted conversion price of approximately $68.33 per share of common stock.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Convertible Notes for conversion prior to December 15, 2019, except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of Convertible Notes, or specified corporate events including a change in control of the Company. The Company may not redeem the Convertible Notes prior to the stated maturity date and no sinking fund is provided for the Convertible Notes. The Convertible Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Convertible Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Convertible Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Convertible Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Convertible Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Convertible Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized into interest expense through the maturity date of the Convertible Notes. As of June 30, 2019, the unamortized debt discount of our Convertible Notes was approximately $1.0 million.

The Company was in compliance with all of its debt covenants as of June 30, 2019 and December 31, 2018.

Acquisitions and Investments. During the six months ended June 30, 2019, the Company acquired five single-tenant income properties for a purchase price of approximately $40.6 million, or an acquisition cost of approximately $40.9 million including capitalized acquisition costs. Of the total acquisition cost, approximately $16.3 million was allocated to land, approximately $20.5 million was allocated to buildings and improvements, approximately $4.4 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and approximately $0.3 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was approximately 9.5 years at acquisition.

The properties acquired during the six months ended June 30, 2019 are described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Property Acres	Purchase Price	Percentage Leased	Remaining Lease Term at Acquisition Date (in years)
Hobby Lobby Stores, Inc.	Single-Tenant	Winston-Salem, NC	05/16/19	55,000	7.63	$8,075,000	100%	10.9
24 Hour Fitness USA, Inc.	Single-Tenant	Falls Church, VA	05/23/19	46,000	3.09	21,250,000	100%	8.6
Walgreen Co.	Single-Tenant	Birmingham, AL	06/05/19	14,516	2.05	5,500,000	100%	9.8
Family Dollar Stores of Massachusetts, Inc.	Single-Tenant	Lynn, MA	06/07/19	9,228	0.67	2,100,000	100%	4.8
Walgreen Co.	Single-Tenant	Albany, GA	06/21/19	14,770	3.55	3,634,000	100%	13.6
	Total / Weighted Average			139,514		$40,559,000		9.5

The Company’s guidance for 2019 investments in income-producing properties totaled between $80 million and $120 million. We expect to fund the remaining acquisitions utilizing available capacity under our credit facility, cash from operations, proceeds from land sales transactions, possibly the proceeds from the dispositions of income properties, and potentially the proceeds from the sale of all or a portion of our Subsurface Interests, each of which we expect will qualify under the like-kind exchange deferred-tax structure, and additional financing sources.

Dispositions. Three multi-tenant income properties, which were classified in Assets Held for Sale as of December 31, 2018, was disposed of during the six months ended June 30, 2019 (the “Multi-Tenant Dispositions”) as follows. The Multi-Tenant Dispositions continue the Company’s objective of transitioning the income property portfolio to primarily single-tenant net lease properties.

•

On June 24, 2019, the Company sold its approximately 76,000 square foot multi-tenant retail property located in Santa Clara, California for approximately $37.0 million (the “Peterson Sale”). The gain on the Peterson Sale totaled approximately $9.0 million, or approximately $1.36 per share, after tax.

•

On May 23, 2019, the Company sold its approximately 112,000 square foot multi-tenant retail property, anchored by a 24 Hour Fitness, located in Winter Park, Florida for approximately $18.25 million (the “Grove Sale”). The gain on the Grove Sale totaled approximately $2.8 million, or approximately $0.42 per share, after tax.

•

On February 21, 2019, the Company sold its approximately 59,000 square foot multi-tenant retail property, anchored by a Whole Foods Market retail store, located in Sarasota, Florida for approximately $24.62 million (the “Whole Foods Sale”). The gain on the Whole Foods Sale totaled approximately $6.9 million, or approximately $0.96 per share, after tax.

Capital Expenditures. In connection with the Golf Course Land Purchase,  each year the Company is obligated to pay the City additional consideration in the amount of an annual surcharge of $1 per golf round played (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharges paid equal to $700,000. The maximum amount of $700,000 represents contingent consideration and was recorded as an increase in Golf Buildings, Improvements, and Equipment and Accrued and Other Liabilities in the accompanying consolidated balance sheets during the year ended December 31, 2017. The first two annual payments of $70,000 each were made in January of 2018 and January of 2019, leaving a remaining commitment of $560,000 as of June 30, 2019.

On July 16, 2019 the Company entered into a lease termination agreement (the “Termination Agreement”) with Cocina 214, the  tenant operating one of the Company’s restaurant properties in Daytona Beach, Florida. Pursuant to the Termination Agreement, the tenant is required to pay the Company approximately $0.3 million of unpaid rent due through the date Cocina 214 is vacating the property. In addition, pursuant to the Termination Agreement, the Company agreed to acquire all of the personal property and certain other tenant improvements installed by Cocina, pursuant to the original lease agreement, for approximately $1.0 million.

As of June 30, 2019, we have no other contractual requirements to make capital expenditures.

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 was accrued as of December 31, 2015, for which payment was made during the quarter ended September 30, 2016. Also, during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to approximately 148.4 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs, and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of September 30, 2016, the final proposal from the Company’s third-party environmental engineer was received reflecting a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the second quarter of 2016. During the first quarter of 2019, the Company received a revised estimate for completion of the restoration work for which the adjusted final total cost was approximately $2.4 million. Accordingly, an increase in the accrual of approximately $361,000 was recorded during the first quarter of 2019. The Company has funded approximately $2.2 million of the total $2.4 million of estimated costs through June 30, 2019, leaving a remaining accrual of approximately $208,000. The Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately $208,000 could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimates.

During the first quarter of 2017, the Company completed the sale of approximately 1,581 acres of land to Minto Communities LLC which acreage represents a portion of the Company’s remaining $713,000 obligation. Accordingly, the Company deposited $423,000 of cash in escrow to secure performance on the obligation. The funds in escrow can be drawn upon completion of certain milestones including completion of restoration and annual required monitoring. The first such milestone was achieved during the fourth quarter of 2017 and $189,500 of the escrow was refunded. The second milestone related to the completion of the first-year maintenance and monitoring was achieved during the first quarter of 2019 and $77,833 of the escrow was refunded leaving an escrow balance of approximately $156,000 as of June 30, 2019. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. Resolution of this matter allowed the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. As of September 30, 2017, the Company determined that approximately 36 mitigation credits were required to be utilized, which represents approximately $298,000 in cost basis of the Company’s mitigation credits. Accordingly, the Company transferred the mitigation credits through a charge to direct cost of revenues of real estate operations during the three months ended September 30, 2017, thereby resolving the required mitigation activities related to the approximately 54.66 acres. In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the Company to utilize or acquire mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract. No amounts related to such potential future costs have been accrued as of June 30, 2019.

We believe we will have sufficient liquidity to fund our operations, capital requirements, and debt service requirements over the next twelve months and into the foreseeable future, with our cash on hand, cash flow from our operations, cash from the completion of 1031 like-kind exchanges, which as of June 30, 2019 totaled approximately $56.5 million, and the available borrowing capacity of approximately $18.9 million under the Credit Facility, based on the level of borrowing base assets, as of June 30, 2019.

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

We believe that we currently have a reasonable level of leverage. Proceeds from closed land transactions provide us with investible capital. Our strategy is to utilize leverage, when appropriate and necessary, and proceeds from land transactions, sales of income properties, the disposition or payoffs on our commercial loan investments, and certain transactions in our subsurface interests, to acquire income properties. We may also acquire or originate commercial loan investments, invest in securities of real estate companies, or make other shorter-term investments.Our targeted investment classes may include the following:

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

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2018. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. During the three months ended June 30, 2019, there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our credit facility, as this facility carries a variable rate of interest. Our borrowings on our $200.0 million revolving credit facility bear a variable rate of interest based on the 30-day LIBOR plus a rate of between 135 basis points and 195 basis points based on our level of borrowing as a percentage of our total asset value. As of June 30, 2019, the outstanding balance on our credit facility was approximately $151.9 million. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by approximately $1.5 million. The $24.2 million mortgage loan which closed on April 15, 2016, bears a variable rate of interest based on the 30-day LIBOR plus a rate of 190 basis points. The interest rate for this mortgage loan has been fixed through the use of an interest rate swap that fixed the rate at 3.17%. By virtue of fixing the variable rate, our exposure to changes in interest rates is minimal but for the impact on Other Comprehensive Income. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of June 30, 2019, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the six months ended June 30, 2019, which were not previously reported.

The following share repurchases were made during the six months ended June 30, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
1/1/2019 - 1/31/2019	46,136	$57.82	46,136	$10,000,060	(1)
2/1/2019 - 2/28/2019	1,900	59.94	1,900	9,886,169
3/1/2019 - 3/31/2019	22,672	59.56	22,672	8,535,987
4/1/2019 - 4/30/2019	381,650	57.68	381,650	4,800,969	(2)
5/1/2019 - 5/31/2019	55,951	59.81	55,951	1,455,186
6/1/2019 - 6/30/2019	24,168	59.92	24,168	7,127
Total	532,477	$58.40	532,477

(1)

In January of 2019, the Company’s Board of Directors approved an increase of $10 million to the stock repurchase program, refreshing the total program to an aggregate of $10 million. The current buyback program does not have an expiration date.

(2)

In April of 2019, the Company acquired 320,741 shares for approximately $18.4 million outside the Company’s $10 million buyback program. The transaction is more fully described in Note 12, “Treasury Stock.”

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

CONSOLIDATED-TOMOKA LAND CO.
(Registrant)

July 31, 2019	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

July 31, 2019	By:	/s/ Mark E. Patten
Mark E. Patten, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)