Form 10-Q
period 2019-09-30
CONSOLIDATED TOMOKA LAND CO
filed 2019-10-23
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
COMMON STOCK, $1.00 PAR VALUE	CTO	NYSE American

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

Class of Common Stock Outstanding

October 11, 2019

$1.00 par value 4,929,079

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2019	December 31, 2018
ASSETS
Property, Plant, and Equipment:
Income Properties, Land, Buildings, and Improvements	$472,444,875	$392,520,783
Other Furnishings and Equipment	730,878	728,817
Construction in Progress	412,543	19,384
Total Property, Plant, and Equipment	473,588,296	393,268,984
Less, Accumulated Depreciation and Amortization	(32,696,922)	(24,518,215)
Property, Plant, and Equipment—Net	440,891,374	368,750,769
Land and Development Costs	23,520,982	25,764,633
Intangible Lease Assets—Net	49,195,221	43,555,445
Assets Held for Sale—See Note 21	4,502,635	75,866,510
Investment in Joint Venture	6,850,594	6,788,034
Impact Fee and Mitigation Credits	447,596	462,040
Commercial Loan Investments	32,419,693	—
Cash and Cash Equivalents	5,411,727	2,310,489
Restricted Cash	6,213,295	19,721,475
Refundable Income Taxes	—	225,024
Other Assets—See Note 10	14,008,249	12,885,453
Total Assets	$583,461,366	$556,329,872
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$2,624,096	$1,036,547
Accrued and Other Liabilities—See Note 15	5,627,474	5,197,884
Deferred Revenue—See Note 16	7,457,665	7,201,604
Intangible Lease Liabilities—Net	26,059,614	27,390,350
Liabilities Held for Sale—See Note 21	1,729,049	1,347,296
Income Taxes Payable	112,896	—
Deferred Income Taxes—Net	58,761,619	54,769,907
Long-Term Debt	282,087,031	247,624,811
Total Liabilities	384,459,444	344,568,399
Commitments and Contingencies—See Note 19
Shareholders’ Equity:
Shareholders' Equity:
Common Stock – 25,000,000 shares authorized; $1 par value, 6,075,462 shares issued and 4,927,728 shares outstanding at September 30, 2019; 6,052,209 shares issued and 5,436,952 shares outstanding at December 31, 2018	6,015,867	5,995,257
Treasury Stock – 1,147,734 shares at September 30, 2019 and 615,257 shares at December 31, 2018	(63,441,664)	(32,345,002)
Additional Paid-In Capital	26,062,021	24,326,778
Retained Earnings	230,284,293	213,297,897
Accumulated Other Comprehensive Income	81,405	486,543
Total Shareholders’ Equity	199,001,922	211,761,473
Total Liabilities and Shareholders’ Equity	$583,461,366	$556,329,872

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Revenues
Income Properties	$10,260,831	$9,360,155	$31,360,544	$28,347,181
Interest Income from Commercial Loan Investments	855,559	41,262	908,324	615,728
Real Estate Operations	631,741	8,012,509	11,677,413	24,498,527
Total Revenues	11,748,131	17,413,926	43,946,281	53,461,436
Direct Cost of Revenues
Income Properties	(1,476,288)	(1,773,840)	(5,043,496)	(5,677,758)
Real Estate Operations	(342,148)	(5,577,491)	(6,448,016)	(7,993,767)
Total Direct Cost of Revenues	(1,818,436)	(7,351,331)	(11,491,512)	(13,671,525)
General and Administrative Expenses	(2,260,728)	(1,928,008)	(6,881,524)	(7,180,737)
Depreciation and Amortization	(4,286,836)	(3,756,507)	(11,707,710)	(11,308,876)
Total Operating Expenses	(8,366,000)	(13,035,846)	(30,080,746)	(32,161,138)
Gain on Disposition of Assets	2,187,332	—	20,869,196	22,035,666
Total Operating Income	5,569,463	4,378,080	34,734,731	43,335,964
Investment Income	33,048	14,179	86,363	38,383
Interest Expense	(3,253,908)	(2,345,156)	(9,219,195)	(7,443,922)
Income from Continuing Operations Before Income Tax Expense	2,348,603	2,047,103	25,601,899	35,930,425
Income Tax Expense from Continuing Operations	(595,144)	(561,223)	(6,459,234)	(9,016,556)
Net Income from Continuing Operations	1,753,459	1,485,880	19,142,665	26,913,869
Loss from Discontinued Operations (Net of Income Tax)—See Note 21	(267,437)	(1,189,708)	(591,746)	(1,542,490)
Net Income	$1,486,022	$296,172	$18,550,919	$25,371,379

Per Share Information—See Note 11:
Basic
Net Income from Continuing Operations Attributable to Consolidated-Tomoka Land Co.	$0.36	$0.27	$3.79	$4.88
Net Income from Discontinued Operations Attributable to Consolidated-Tomoka Land Co. (Net of Income Tax)	(0.05)	(0.22)	(0.12)	(0.28)
Basic Net Income per Share	$0.31	$0.05	$3.67	$4.60
Diluted
Net Income from Continuing Operations Attributable to Consolidated-Tomoka Land Co.	$0.36	$0.27	$3.79	$4.85
Net Income from Discontinued Operations Attributable to Consolidated-Tomoka Land Co. (Net of Income Tax)	(0.05)	(0.22)	(0.12)	(0.28)
Diluted Net Income per Share	$0.31	$0.05	$3.67	$4.57

Dividends Declared and Paid	$0.11	$0.07	$0.31	$0.19

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Net Income	$1,486,022	$296,172	$18,550,919	$25,371,379
Other Comprehensive Income (Loss)
Cash Flow Hedging Derivative - Interest Rate Swap (Net of Income Tax of $(21,153) and $7,576 for the three months ended September 30, 2019 and 2018, respectively, and Net of Income Tax of $(137,543) and $85,169 for the nine months ended September 30, 2019 and 2018, respectively)	(62,307)	22,316	(405,138)	331,126
Total Other Comprehensive Income (Loss), Net of Income Tax	(62,307)	22,316	(405,138)	331,126
Total Comprehensive Income	$1,423,715	$318,488	$18,145,781	$25,702,505

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

For the three months ended September 30, 2019:

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance July 1, 2019	$6,014,536	$(63,441,664)	$25,450,060	$229,333,766	$143,712	$197,500,410
Net Income	—	—	—	1,486,022	—	1,486,022
Stock Issuance	1,331	—	77,944	—	—	79,275
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	534,017	—	—	534,017
Cash Dividends ($0.11 per share)	—	—	—	(535,495)	—	(535,495)
Other Comprehensive Loss, Net of Income Tax	—	—	—	—	(62,307)	(62,307)
Balance September 30, 2019	$6,015,867	$(63,441,664)	$26,062,021	$230,284,293	$81,405	$199,001,922

For the nine months ended September 30, 2019:

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance January 1, 2019	$5,995,257	$(32,345,002)	$24,326,778	$213,297,897	$486,543	$211,761,473
Net Income	—	—	—	18,550,919	—	18,550,919
Stock Repurchase	—	(31,096,662)	—	—	—	(31,096,662)
Vested Restricted Stock	12,957	—	(316,272)	—	—	(303,315)
Stock Issuance	7,653	—	434,867	—	—	442,520
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	1,616,648	—	—	1,616,648
Cash Dividends ($0.31 per share)	—	—	—	(1,564,523)	—	(1,564,523)
Other Comprehensive Loss, Net of Income Tax	—	—	—	—	(405,138)	(405,138)
Balance September 30, 2019	$6,015,867	$(63,441,664)	$26,062,021	$230,284,293	$81,405	$199,001,922

For the three months ended September 30, 2018:

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance July 1, 2018	$5,984,747	$(24,700,205)	$23,228,788	$202,024,986	$681,426	$207,219,742
Net Income	—	—	—	296,172	—	296,172
Stock Repurchase	—	(1,784,560)	—	—	—	(1,784,560)
Exercise of Stock Options	8,520	—	189,849	—	—	198,369
Stock Issuance	949	—	57,424	—	—	58,373
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	386,109	—	—	386,109
Cash Dividends ($0.07 per share)	—	—	—	(384,507)	—	(384,507)
Other Comprehensive Income, Net of Income Tax	—	—	—	—	22,316	22,316
Balance September 30, 2018	$5,994,216	$(26,484,765)	$23,862,170	$201,936,651	$703,742	$206,012,014

For the nine months ended September 30, 2018:

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance January 1, 2018	$5,963,850	$(22,507,760)	$22,735,228	$177,614,274	$372,616	$184,178,208
Net Income	—	—	—	25,371,379	—	25,371,379
Stock Repurchase	—	(3,977,005)	—	—	—	(3,977,005)
Exercise of Stock Options	8,520	—	189,849	—	—	198,369
Vested Restricted Stock	19,065	—	(517,439)	—	—	(498,374)
Stock Issuance	2,781	—	171,098	—	—	173,879
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	1,283,434	—	—	1,283,434
Cash Dividends ($0.19 per share)	—	—	—	(1,049,002)	—	(1,049,002)
Other Comprehensive Income, Net of Income Tax	—	—	—	—	331,126	331,126
Balance September 30, 2018	$5,994,216	$(26,484,765)	$23,862,170	$201,936,651	$703,742	$206,012,014

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2019	2018
Cash Flow from Operating Activities:
Net Income	$18,550,919	$25,371,379
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	11,707,710	11,612,557
Amortization of Intangible Liabilities to Income Property Revenue	(1,810,459)	(1,779,031)
Loan Cost Amortization	323,672	389,656
Amortization of Discount on Convertible Debt	1,009,847	947,419
Gain on Disposition of Property, Plant, and Equipment and Intangible Assets	(2,187,332)	(22,035,666)
Loss (Gain) on Disposition of Assets Held for Sale	(18,681,864)	1,119,362
Accretion of Commercial Loan Origination Fees	(67,432)	(34,768)
Non-Cash Imputed Interest on Commercial Loan Investment	(94,761)	—
Deferred Income Taxes	3,586,574	8,345,475
Non-Cash Compensation	2,059,167	1,283,434
Decrease (Increase) in Assets:
Refundable Income Taxes	225,024	491,821
Golf Assets Held for Sale	(40,159)	—
Land and Development Costs	2,243,651	3,090,301
Impact Fees and Mitigation Credits	14,444	586,343
Other Assets	(2,865,683)	(2,139,265)
Increase (Decrease) in Liabilities:
Accounts Payable	1,587,549	(1,035,771)
Accrued and Other Liabilities	429,590	(4,194,651)
Deferred Revenue	256,061	600,929
Golf Liabilities Held for Sale	381,753	—
Income Taxes Payable	112,896	—
Net Cash Provided By Operating Activities	16,741,167	22,619,524
Cash Flow from Investing Activities:
Acquisition of Property, Plant, and Equipment and Intangible Lease Assets and Liabilities	(75,313,805)	(29,399,109)
Acquisition of Commercial Loan Investments	(32,257,500)	—
Acquisition of Land	—	(3,794,058)
Cash Contribution for Interest in Joint Venture	(62,560)	(2,087,521)
Proceeds from Disposition of Property, Plant, and Equipment, Net, and Assets Held for Sale	80,321,554	26,377,525
Principal Payments Received on Commercial Loan Investments	—	11,960,467
Net Cash Provided By (Used In) Investing Activities	(27,312,311)	3,057,304
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	122,500,000	36,300,000
Payments on Long-Term Debt	(88,901,414)	(55,830,473)
Cash Paid for Loan Fees	(469,885)	(263,473)
Cash Proceeds from Exercise of Stock Options and Stock Issuance	—	372,248
Cash Used to Purchase Common Stock	(31,096,662)	(3,977,005)
Cash Paid for Vesting of Restricted Stock	(303,314)	(498,374)
Dividends Paid	(1,564,523)	(1,049,002)
Net Cash Provided By (Used In) Financing Activities	164,202	(24,946,079)
Net Increase (Decrease) in Cash	(10,406,942)	730,749
Cash, Beginning of Year	22,031,964	13,067,540
Cash, End of Period	$11,625,022	$13,798,289

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$5,411,727	$5,320,493
Restricted Cash	6,213,295	8,477,796
Total Cash as of September 30, 2019 and 2018, respectively	$11,625,022	$13,798,289

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental Disclosure of Cash Flows:

Income taxes paid, net of refunds received, totaled approximately $1.8 million during the nine months ended September 30, 2019. Income taxes refunded, net of payments made, totaled approximately $8,000 during the nine months ended September 30, 2018.

Interest totaling approximately $8.1 million and $7.0 million was paid during the nine months ended September 30, 2019 and 2018, respectively. No interest was capitalized during the nine months ended September 30, 2019 or 2018.

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

In connection with the construction of the beachfront restaurant formerly leased to Cocina 214 Restaurant & Bar in Daytona Beach, Florida, the tenant contributed approximately $1.9 million of the building and tenant improvements owned by the Company through direct payments to various third-party construction vendors. The approximately $1.9 million asset contribution was reflected as an increase in Income Property, Land, Buildings, and Improvements and Deferred Revenue on the accompanying consolidated balance sheets as of September 30, 2018.

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS

Description of Business

The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Consolidated-Tomoka Land Co. together with our consolidated subsidiaries.

We are a diversified real estate operating company. We own and manage, sometimes utilizing third-party property management companies, fifty-two commercial real estate properties in seventeen states in the United States. As of September 30, 2019, we (i) owned forty-eight single-tenant and four multi-tenant income-producing properties with approximately 2.3 million square feet of gross leasable space; (ii) owned the LPGA International Golf Club, which is managed by a third party and classified as held for sale (the “Golf Club”); (iii) held two commercial loan investments; (iv) owned and managed a portfolio of undeveloped land totaling approximately 5,300 acres in Daytona Beach, Florida; and (v) leased some of our land for seventeen billboards; have agricultural operations that are managed by a third party, which consist of leasing land for hay production and timber harvesting; and own and manage Subsurface Interests (hereinafter defined).

In October 2019, the Company completed the sale of a controlling interest in a wholly-owned entity that holds the Company’s Daytona Beach land portfolio of approximately 5,300 acres. Additionally, in October 2019, the Company completed the sale of the Golf Club. See Note 22,  “Subsequent Events” for a description of these transactions.

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

The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of September 30, 2019 include certain amounts over the Federal Deposit Insurance Corporation limits.

Restricted Cash

Restricted cash totaled approximately $6.2 million at September 30, 2019 of which approximately $2.7 million is being held in a separate escrow account to be reinvested through the like-kind exchange structure into other income properties; approximately $1.1 million is being held in an entitlement and interest reserve for the $8.0 million first mortgage loan investment originated in June 2019; approximately $160,000 is being held in an interest reserve for the $8.3 million first mortgage loan originated in July 2019; approximately $989,000 is being held in two separate escrow accounts related to two separate land transactions which closed in February 2017 and March 2018; approximately $248,000 is being held in a capital replacement reserve account in connection with our financing of six income properties with Wells Fargo Bank, NA (“Wells Fargo”); and approximately $1.1 million is being held in a general tenant improvement reserve account with Wells Fargo in connection with our financing of the property located in Raleigh, NC leased to Wells Fargo.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at September 30, 2019 and December 31, 2018, approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s credit facility approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s mortgage notes and convertible debt is measured at fair value based on current market rates for financial instruments with similar risks and maturities. See Note 7, “Fair Value of Financial Instruments.”

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

Accounts Receivable

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of tenant reimbursable expenses. Receivables related to tenant reimbursable expenses totaled approximately $1.1 million and $628,000 as of September 30, 2019 and December 31, 2018, respectively.

Accounts receivable related to real estate operations, which are classified in other assets on the consolidated balance sheets, totaled approximately $1.8 million as of both September 30, 2019 and December 31, 2018. As more fully described in Note 10, “Other Assets,” these accounts receivable are primarily related to the reimbursement of certain infrastructure costs completed by the Company in conjunction with two land sale transactions that closed during the fourth quarter of 2015.

Trade accounts receivable primarily consist of receivables related to the golf operations segment, which are classified in Assets Held for Sale on the consolidated balance sheets. Trade accounts receivable related to the golf operations segment, which primarily consist of amounts due from members or from private events, totaled approximately $277,000 and $290,000 as of September 30, 2019 and December 31, 2018, respectively.

The collectability of the aforementioned receivables is determined based on the aging of the receivable and a review of the specifically identified accounts using judgments. As of September 30, 2019 and December 31, 2018, the Company recorded an allowance for doubtful accounts of approximately $14,000 and $185,000, respectively. During the quarter ended September 30, 2019 approximately $250,000 of previously recorded allowance for doubtful accounts related to a single income property; Cocina 214 Restaurant & Bar (“Cocina 214”), located in Daytona Beach, Florida, was reversed as the previously uncollected rent totaling approximately $0.3 million was paid in accordance with the termination agreement executed in July 2019. The termination payment is more fully described in Note 3, “Income Properties.”

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

Income Taxes

The Company uses the asset and liability method to account for income taxes. Deferred income taxes result primarily from the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. See Note 18, “Income Taxes.” In September 2006, the FASB issued additional guidance, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements included in income taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with FASB guidance included in income taxes, the Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. Additionally, the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to the FASB guidance.

NOTE 2. REVENUE RECOGNITION

The Company implemented FASB ASC Topic 606, Revenue from Contracts with Customers effective January 1, 2018 utilizing the modified retrospective method.

The following table summarizes the Company’s revenue by segment, major good and/or service, and the related timing of revenue recognition for the three months ended September 30, 2019:

		Interest Income
	Income	from Commercial	Real Estate	Total
	Properties	Loan Investments	Operations	Revenues
	($000's)	($000's)	($000's)	($000's)

Major Good / Service:
Lease Revenue - Base Rent	$8,811	$—	$18	$8,829
Lease Revenue - CAM	277	—	—	277
Lease Revenue - Reimbursements	508	—	—	508
Lease Revenue - Billboards	62	—	—	62
Above / Below Market Lease Accretion	607	—	—	607
Contributed Leased Assets Accretion	49	—	—	49
Lease Incentive Amortization	(76)	—	—	(76)
Interest from Commercial Loan Investments	—	855	—	855
Land Sale Revenue	—	—	350	350
Subsurface Lease Revenue	—	—	186	186
Subsurface Revenue - Other	—	—	10	10
Timber Sales Revenue	—	—	68	68
Interest and Other Revenue	23	—	—	23
Total Revenues	$10,261	$855	$632	$11,748

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$428	$428
Services Transferred Over Time	23	—	—	23
Over Lease Term	10,238	—	204	10,442
Commercial Loan Investment Related Revenue	—	855	—	855
Total Revenues	$10,261	$855	$632	$11,748

The following table summarizes the Company’s revenue by segment, major good and/or service, and the related timing of revenue recognition for the three months ended September 30, 2018:

		Interest Income
	Income	from Commercial	Real Estate	Total
	Properties	Loan Investments	Operations	Revenues
	($000's)	($000's)	($000's)	($000's)

Major Good / Service:
Lease Revenue - Base Rent	$7,446	$—	$—	$7,446
Lease Revenue - CAM	552	—	—	552
Lease Revenue - Reimbursements	644	—	—	644
Lease Revenue - Billboards	60	—	—	60
Above / Below Market Lease Accretion	600	—	—	600
Contributed Leased Assets Accretion	62	—	—	62
Lease Incentive Amortization	(76)	—	—	(76)
Interest from Commercial Loan Investments	—	41	—	41
Land Sale Revenue	—	—	6,971	6,971
Impact Fee and Mitigation Credit Sales	—	—	665	665
Subsurface Lease Revenue	—	—	354	354
Subsurface Revenue - Other	—	—	23	23
Interest and Other Revenue	72	—	—	72
Total Revenues	$9,360	$41	$8,013	$17,414

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$7,659	$7,659
Services Transferred Over Time	72	—	—	72
Over Lease Term	9,288	—	354	9,642
Commercial Loan Investment Related Revenue	—	41	—	41
Total Revenues	$9,360	$41	$8,013	$17,414

The following table summarizes the Company’s revenue by segment, major good and/or service, and the related timing of revenue recognition for the nine months ended September 30, 2019:

		Interest Income
	Income	from Commercial	Real Estate	Total
	Properties	Loan Investments	Operations	Revenues
	($000's)	($000's)	($000's)	($000's)

Major Good / Service:
Lease Revenue - Base Rent	$26,652	$—	$72	$26,724
Lease Revenue - CAM	1,092	—	—	1,092
Lease Revenue - Reimbursements	1,597	—	—	1,597
Lease Revenue - Billboards	191	—	—	191
Above / Below Market Lease Accretion	1,811	—	—	1,811
Contributed Leased Assets Accretion	173	—	—	173
Lease Incentive Amortization	(227)	—	—	(227)
Interest from Commercial Loan Investments	—	908	—	908
Land Sale Revenue	—	—	10,900	10,900
Subsurface Lease Revenue	—	—	598	598
Subsurface Revenue - Other	—	—	39	39
Timber Sales Revenue	—	—	68	68
Interest and Other Revenue	72	—	—	72
Total Revenues	$31,361	$908	$11,677	$43,946

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$11,007	$11,007
Services Transferred Over Time	72	—	—	72
Over Lease Term	31,289	—	670	31,959
Commercial Loan Investment Related Revenue	—	908	—	908
Total Revenues	$31,361	$908	$11,677	$43,946

The following table summarizes the Company’s revenue by segment, major good and/or service, and the related timing of revenue recognition for the nine months ended September 30, 2018:

		Interest Income
	Income	from Commercial	Real Estate	Total
	Properties	Loan Investments	Operations	Revenues
	($000's)	($000's)	($000's)	($000's)

Major Good / Service:
Lease Revenue - Base Rent	$22,233	$—	$22	$22,255
Lease Revenue - CAM	2,057	—	—	2,057
Lease Revenue - Reimbursements	2,009	—	—	2,009
Lease Revenue - Billboards	194	—	—	194
Above / Below Market Lease Accretion	1,779	—	—	1,779
Contributed Leased Assets Accretion	157	—	—	157
Lease Incentive Amortization	(227)	—	—	(227)
Interest from Commercial Loan Investments	—	616	—	616
Land Sale Revenue	—	—	21,821	21,821
Impact Fee and Mitigation Credit Sales	—	—	1,251	1,251
Subsurface Lease Revenue	—	—	753	753
Subsurface Revenue - Other	—	—	650	650
Fill Dirt and Other Revenue	—	—	1	1
Interest and Other Revenue	145	—	—	145
Total Revenues	$28,347	$616	$24,498	$53,461

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$23,723	$23,723
Services Transferred Over Time	145	—	—	145
Over Lease Term	28,202	—	775	28,977
Commercial Loan Investment Related Revenue	—	616	—	616
Total Revenues	$28,347	$616	$24,498	$53,461

NOTE 3. INCOME PROPERTIES AND LEASES

Leasing revenue consists of long-term rental revenue from retail, office, and commercial income properties, and billboards, which is recognized as earned, using the straight-line method over the life of each lease.

The components of leasing revenue are as follows:

		Three Months Ended	Nine Months Ended
		September 30, 2019	September 30, 2019
		($000's)	($000's)

Leasing Revenue
	Lease Payments	$8,829	$26,724
	Variable Lease Payments	847	2,880
Total Leasing Revenue		$9,676	$29,604

Minimum future base rental revenue on non-cancelable leases subsequent to September 30, 2019, for the next five years ended December 31 are summarized as follows:

Year Ending December 31,	Amounts ($000's)
2019	$32,331
2020	32,818
2021	31,740
2022	30,945
2023	30,277
2024 and thereafter (cumulative)	195,151
Total	$353,262

2019 Acquisitions. During the nine months ended September 30, 2019, the Company acquired nine single-tenant income properties for a purchase price of approximately $90.0 million, or an acquisition cost of approximately $90.6 million including capitalized acquisition costs. Of the total acquisition cost, approximately $27.8 million was allocated to land, approximately $37.7 million was allocated to buildings and improvements, approximately $9.2 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and approximately $0.4 million was allocated to intangible liabilities for the below market lease value. The remaining approximately $16.3 million was classified as a commercial loan investment as described below and in Note 6, “Commercial Loan Investments.” The weighted average amortization period for the intangible assets and liabilities was approximately 9.8 years at acquisition.

The properties acquired during the nine months ended September 30, 2019 are described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Property Acres	Purchase Price	Percentage Leased	Remaining Lease Term at Acquisition Date (in years)
Hobby Lobby Stores, Inc.	Single-Tenant	Winston-Salem, NC	05/16/19	55,000	7.6	$8,075,000	100%	10.9
24 Hour Fitness USA, Inc.	Single-Tenant	Falls Church, VA	05/23/19	46,000	3.1	21,250,000	100%	8.6
Walgreen Co.	Single-Tenant	Birmingham, AL	06/05/19	14,516	2.1	5,500,000	100%	9.8
Family Dollar Stores of Massachusetts, Inc.	Single-Tenant	Lynn, MA	06/07/19	9,228	0.7	2,100,000	100%	4.8
Walgreen Co.	Single-Tenant	Albany, GA	06/21/19	14,770	3.6	3,634,000	100%	13.6
Carpenter Hotel (1)	Single-Tenant	Austin, TX	07/05/19	N/A	1.4	16,250,000	100%	99.1
General Dynamics Corporation	Single-Tenant	Reston, VA	07/12/19	64,319	3.0	18,600,000	100%	9.9
Live Nation Entertainment, Inc.	Single-Tenant	East Troy, WI	08/30/19	N/A	158.3	7,500,000	100%	10.6
Party City Corporation	Single-Tenant	Oceanside, NY	09/24/19	15,500	1.2	7,120,000	100%	10.2
	Total / Weighted Average			219,333		$90,029,000		25.9

(1)The ground lease with The Carpenter Hotel includes two tenant repurchase options. Pursuant to FASB ASC Topic 842, Leases, the $16.25 million investment has been recorded in the accompanying consolidated balance sheet as of September 30, 2019 as a commercial loan investment. See Note 6, “Commercial Loan Investments.”

2019 Dispositions. One single-tenant income property was disposed of during the three and nine months ended September 30, 2019 as follows:

•

On August 7, 2019, the Company sold its 1.56-acre outparcel subject to a ground lease with Wawa located in Winter Park, Florida for approximately $2.8 million (the “Wawa Sale”). The property is an outparcel to the Grove at Winter Park which the Company sold in May 2019. The gain on the Wawa Sale totaled approximately $2.1 million, or approximately $0.33 per share, after tax.

Additionally, three multi-tenant income properties, which were classified in Assets Held for Sale as of December 31, 2018, were disposed of during the nine months ended September 30, 2019 (the “Multi-Tenant Dispositions”) as described below. The Multi-Tenant Dispositions continue the Company’s objective of transitioning the income property portfolio to primarily single-tenant net lease properties.

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

2019 Leasing Activity. On July 16, 2019, the Company entered into a lease termination agreement (the “Termination Agreement”) with Cocina 214, the tenant of one of the Company’s beachfront restaurant properties located in Daytona Beach, Florida. Pursuant to the Termination Agreement, the Company agreed to fund Cocina 214 approximately $1.0 million of their original contribution towards the completion of the building and tenant improvements and other personal property as described in Note 16, “Deferred Revenue.” Additionally, pursuant to the Termination Agreement, the Company collected the balance of unpaid rent of approximately $0.3 million that was due through the date Cocina 214 vacated the property. Accordingly, the Company made a net payment to Cocina 214 of approximately $693,000 in August 2019 (the “Termination Payment”).

On July 18, 2019, the Company entered into a lease agreement with Broken Hook, LLC to operate the beachfront restaurant as Crabby’s Oceanside Daytona Beach (the “Crabby’s Lease”). The Crabby’s Lease commenced on August 4, 2019 with rent commencing on August 26, 2019 and has an original lease term of ten years with four five-year renewal options.

2018 Acquisitions. During the nine months ended September 30, 2018, the Company acquired one single-tenant income property for a purchase price of $28.0 million, or an acquisition cost of approximately $29.0 million including capitalized acquisition costs. Of the total acquisition cost, approximately $12.0 million was allocated to land, approximately $15.0 million was allocated to buildings and improvements, approximately $2.8 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees and above market lease value, and approximately $0.8 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was approximately 20.0 years at acquisition.

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

NOTE 4. LAND AND SUBSURFACE INTERESTS

As of September 30, 2019, the Company owned approximately 5,300 acres of undeveloped land in Daytona Beach, Florida, along six miles of the west and east sides of Interstate 95. Currently, a significant amount of this land is used for agricultural purposes. As of October 21, 2019, approximately 30% of this acreage, over 1,500 acres, is under contract to be sold. Approximately 800 acres of our land holdings are located on the east side of Interstate 95 and are generally well-suited for commercial development. Approximately 4,500 acres of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well-suited for residential development. Included in the western land is approximately 1,000 acres, primarily an 850-acre parcel and three smaller parcels, which are located further west of Interstate 95 and a few miles north of Interstate 4 that are generally well-suited for industrial purposes.

In October 2019, the Company completed the sale of a controlling interest in a wholly-owned entity that holds the Company’s remaining Daytona Beach land portfolio of approximately 5,300 acres. See Note 22,  “Subsequent Events” for a description of this transaction.

Real estate operations revenue consisted of the following for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue Description	($000's)	($000's)	($000's)	($000's)
Land Sales Revenue	$350	$6,971	$10,900	$21,821
Impact Fee and Mitigation Credit Sales	—	665	—	1,251
Subsurface Revenue	196	377	637	1,403
Fill Dirt and Other Revenue	18	—	72	1
Agriculture	68	—	68	22
Total Real Estate Operations Revenue	$632	$8,013	$11,677	$24,498

2019 Land Sales. During the nine months ended September 30, 2019, a total of approximately 76 acres were sold for approximately $11.1 million, as described below:

					Gross Sales		Gain
			Date of	No. of	Price (1)	Price	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Unicorp Site	East of I-95	02/27/19	9.9	$3,300	$333,000	$2,274
		Subtotal - Q1 2019		9.9	3,300	333,000	2,274

2	Compensating Storage Pond	East of I-95	04/29/19	38.0	710	19,000	596
3	Final NADG Land Sale	East of I-95	05/15/19	12.6	3,000	239,000	1,964
4	Unicorp-Clyde Morris	East of I-95	06/20/19	13.7	3,800	277,000	365
		Subtotal - Q2 2019		64.3	7,510	117,000	2,925

5	LPGA Parcel	West of I-95	09/11/19	2.2	300	136,000	283
		Subtotal - Q3 2019		2.2	300	136,000	283

				76.4	$11,110	$145,000	$5,482

(1)The gain recognized during the nine months ended September 30, 2019 on the Unicorp-Clyde Morris sale totaling approximately $365,000 includes approximately $260,000 for the Company’s estimated reimbursement of wetland mitigation credits. The Company expects to reimburse the buyer for required wetland mitigation credits estimated at approximately $260,000.

2018 Land Sales. During the nine months ended September 30, 2018, the Company completed land sale transactions representing approximately 2,583 acres of land including: (i) the sale of a 70% interest in the Mitigation Bank (hereinafter defined in Note 5, “Investment in Joint Venture”) that holds approximately 2,492 acres of land for proceeds of $15.3 million and (ii) four land sales totaling approximately 91 acres for aggregate proceeds of approximately $22.6 million, as described below:

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

Land Impairments. There were no impairment charges related to the Company’s undeveloped land during the nine months ended September 30, 2019 or 2018.

Daytona Beach Development. We may selectively acquire other real estate in Daytona Beach, Florida. We may target either vacant land or land with existing structures that we would demolish and develop into additional income properties. During 2018, the Company acquired a 5-acre parcel of land with existing structures in downtown Daytona Beach, for a purchase price of approximately $2.0 million. As of September 30, 2019, the Company had also acquired other contiguous parcels totaling approximately 1-acre for approximately $2.1 million. Combined, these parcels represent the substantial portion of an entire city block in downtown Daytona Beach adjacent to International Speedway Boulevard, a major thoroughfare in Daytona Beach. The combined 6 acres is located in an opportunity zone and a community redevelopment area. In addition, this property is proximate to the future headquarters of Brown & Brown Inc., the sixth largest insurance broker in the U.S. and a publicly listed company, that is expected to be occupied by at least 600 of their employees. We have engaged a national real estate brokerage firm to assist us in identifying a developer or investor to acquire a portion or all of the property or to contribute into a potential joint venture to redevelop the property. We are pursuing entitlements for the potential redevelopment of these parcels, along with certain other adjacent land parcels, some of which we have under contract for purchase. As of September 30, 2019, we have incurred approximately $0.8 million in demolition and entitlement costs related to these parcels. Our intent for investments in the Daytona Beach area is to target opportunistic acquisitions of select catalyst sites, which are typically distressed, with the objective of short-to-medium investment horizons. We may enter into joint ventures or other partnerships to develop land we have acquired or may acquire in the future in lieu of self-developing.

Other Real Estate Assets. The Company owns impact fees with a cost basis of approximately $2,000 and mitigation credits with a cost basis of approximately $445,000 for a combined total of approximately $447,000 as of September 30, 2019. There were no impact fee or mitigation credit sales during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, the Company transferred mitigation credits with a basis of approximately $124,000 to the land acquired by Buc-ee’s. During the nine months ended September 30, 2018, the Company sold mitigation credits for approximately $1.0 million, for a gain of approximately $882,000, or $0.12 per share, after tax. During the nine months ended September 30, 2018, the Company received cash payments of approximately $251,000 for impact fees with a cost basis that was generally of equal value. Additionally, during the nine months ended September 30, 2018, impact fees with a cost basis of approximately $72,000 were transferred to the beachfront restaurant leased to LandShark Bar & Grill.

Subsurface Interests. As of September 30, 2019, the Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 455,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage.

There were no subsurface sales during the nine months ended September 30, 2019 or 2018.

During 2011, an eight-year oil exploration lease was executed covering a portion of our Subsurface Interests. On September 20, 2017, the Company amended the oil exploration lease to, among other things, extend the expiration of the original term for five additional years to the new expiration date of September 22, 2024. The lease is effectively thirteen one-year terms as the lessee has the option to terminate the lease at the end of each lease year. The lessee has exercised renewal options through lease year eight which ended September 22, 2019. The Company has granted the lessee a 30-day extension to determine whether the lease will be extended and, if so, the terms thereof. There can be no assurance that the oil exploration lease will be extended or, if extended, the terms or conditions of such extension. The terms of the lease state the Company will receive royalty payments if production occurs, and may receive additional annual rental payments if the lease is continued in years nine through thirteen. The lease calls for annual lease payments which are recognized as revenue ratably over the respective twelve-month lease periods. Pursuant to the amendment for the lease year eight renewal the annual lease payment is to be paid in installments. In addition, non-refundable drilling penalty payments are made as required by the drilling requirements in the lease which are recognized as revenue when earned, i.e. when the amount is agreed upon. The lessee, an affiliate of Kerogen Exploration LLC, has submitted a drilling permit application in Hendry County to allow for drilling to commence.

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

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the three and nine months ended September 30, 2019, respectively, lease income of approximately $186,000 and $586,000 was recognized. For the three and nine months ended September 30, 2018, respectively, lease income of approximately $203,000 and $603,000 was recognized. There can be no assurance that the oil exploration lease will be extended beyond lease year eight which ended September 22, 2019 or, if extended, the terms or conditions of such extension.

During the nine months ended September 30, 2019 and 2018, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled approximately $10,000 and $11,000, during the three months ended September 30, 2019 and 2018, respectively. Revenues received from oil royalties totaled approximately $39,000 and $50,000, during the nine months ended September 30, 2019 and 2018, respectively.

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

There were no releases of surface entry rights during the nine months ended September 30, 2019.  During the nine months ended September 30, 2018, the Company completed a transaction releasing our surface entry rights on approximately 600 acres in exchange for approximately $185,000 in cash and fee title to approximately 40 additional acres in Hendry County, valued at approximately $320,000. Including the non-cash value received, the gain from the transaction totaled approximately $435,000, or $0.06 per share, after tax. The Company also received cash payments for the release of surface entry rights of approximately $73,000 during the nine months ended September 30, 2018.

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

The gain on the sale of the 70% interest in the Mitigation Bank totaled approximately $18.4 million and was comprised of the gain on the sale of 70% interest for proceeds of $15.3 million as well as the gain on the retained 30% interest pursuant to FASB ASC Topic 610-20, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets. The gain was included in the Gain on Disposition of Assets in the Company’s consolidated statements of operations for the quarter ended June 30, 2018. As of September 30, 2019, the approximately $6.8 million JV Investment included on the Company’s consolidated balance sheets is comprised of the fair market value of the 30% retained interest in the Venture.

The operating agreement of the Venture (the “Operating Agreement”) executed in conjunction with the mitigation bank transaction stipulates that the Company shall arrange for sales of the Venture’s mitigation credits to unrelated third parties totaling no less than $6 million of revenue to the Mitigation Bank, net of commissions, by the end of 2020, utilizing a maximum of 60 mitigation credits (the “Minimum Sales Requirement”). The Operating Agreement stipulates that if the Minimum Sales Requirement is not achieved, then BlackRock has the right, but is not required, to have the Company purchase the number of mitigation credits necessary to reach the Minimum Sales Requirement (the “Minimum Sales Guarantee”). The Company estimates the fair value of the Minimum Sales Guarantee to be approximately $100,000 which was recorded as a reduction in the gain on the transaction and is included in Accrued and Other Liabilities in the Company’s consolidated balance sheet as of September 30, 2019.

Additionally, the Operating Agreement provides BlackRock the right to cause the Company to purchase a maximum of 8.536 mitigation credits per quarter (the “Commitment Amount”) from the Mitigation Bank at a price equal to 60% of the then fair market value for mitigation credits (the “Put Right”). The Put Right is applicable even if the Mitigation Bank has not yet been awarded a sufficient number of mitigation credits by the applicable federal and state regulatory agencies. Further, in any quarter that BlackRock does not exercise its Put Right, the unexercised Commitment Amount for the applicable quarter may be rolled over to future calendar quarters. However, the Operating Agreement also stipulates that any amount of third-party sales of mitigation credits will reduce the Put Rights outstanding on a one-for-one basis, if the sales price of the third-party sales equals or exceeds the prices stipulated by the Put Right. Further, any sales of mitigation credits to third parties at the requisite minimum prices in a quarter that exceeds the quarterly amount of the Put Right, will reduce the Put Rights in future calendar quarters on a one-for-one basis. The maximum potential of future payments for the Company pursuant to the Put Right is approximately $27 million. The Company estimates the fair value of the Put Right to be approximately $200,000, which was recorded as a reduction in the gain on the transaction and is included in Accrued and Other Liabilities in the Company’s consolidated balance sheet as of September 30, 2019.

The following table provides summarized financial information of the Venture as of September 30, 2019:

As of
September 30, 2019
($000's)
Assets, cash and cash equivalents	$2,131
Assets, prepaid expenses	30
Assets, investment in mitigation credit assets	1,572
Assets, property, plant, and equipment	16
Total Assets	$3,749

Liabilities, accounts payable, deferred mitigation credit sale revenue	$5
Equity	$3,744
Total Liabilities & Equity	$3,749

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

On July 5, 2019, the Company originated an approximately $8.3 million first mortgage loan secured by the leasehold interest in the Carpenter Hotel in Austin, Texas. The loan is interest-only with a term of one-year with a fixed interest rate of 11.50%. The Company received an origination fee of 1%, or $82,500.

On July 5, 2019, the Company acquired approximately 1.4 acres of land under the Carpenter Hotel in Austin, Texas (the “Carpenter Purchase”), for approximately $16.25 million. Separately, the Company entered into a new 99-year ground lease (the “Ground Lease”) whereby the Company leased back the land to the seller. The Ground Lease includes annual escalations and certain future repurchase rights. Pursuant to FASB ASC Topic 842, Leases, due to the future repurchase rights, the Ground Lease does not qualify for treatment as a property purchase and has been accounted for on the consolidated balance sheets as a commercial loan investment (the “Ground Lease Loan”). The Company has imputed interest on the Ground Lease Loan which is being recognized as interest income on commercial loan investments in the Company’s consolidated statements of operations.

On June 14, 2019, the Company originated an $8.0 million first mortgage bridge loan secured by 72 acres of land in Orlando, Florida. The loan is interest-only with a term of one-year with two 1-year extensions with a fixed interest rate of 12.00%. The Company received an origination fee of 2%, or $160,000.

The Company’s commercial loan investments were comprised of the following at September 30, 2019:

	Date of	Maturity	Original Face	Current Face	Carrying
Description	Investment	Date	Amount	Amount	Value	Coupon Rate
First Mortgage – 72-Acre Land Parcel, Orlando, FL	June 2019	June 2020	$8,000,000	$8,000,000	$7,887,650	12.00%
Mortgage Note - 400 Josephine Street, Austin, TX	July 2019	July 2020	8,250,000	8,250,000	8,187,282	11.50%
Ground Lease Loan - 400 Josephine Street, Austin, TX	July 2019	N/A	16,250,000	16,250,000	16,344,761	N/A
			$32,500,000	$32,500,000	$32,419,693

The carrying value of the commercial loan investment portfolio at September 30, 2019 consisted of the following:

Total
Current Face Amount	$32,500,000
Imputed Interest on Ground Lease Loan	94,761
Unaccreted Origination Fees	(175,068)
Total Commercial Loan Investments	$32,419,693

In October 2019, the Company completed the sale of the Golf Club, which included buyer financing in the form of a $2.07 million first mortgage loan as described in Note 22,  “Subsequent Events.”

The Company had no commercial loan investments as of December 31, 2018.

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Cash and Cash Equivalents - Level 1	$5,411,727	$5,411,727	$2,310,489	$2,310,489
Restricted Cash - Level 1	6,213,295	6,213,295	19,721,475	19,721,475
Commercial Loan Investments - Level 2	32,419,693	32,837,562	—	—
Long-Term Debt - Level 2	282,087,031	283,804,842	247,624,811	248,765,650

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

The following table presents the fair value of assets measured on a recurring basis by Level as of September 30, 2019:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	9/30/2019	Assets (Level 1)	(Level 2)	(Level 3)

Cash Flow Hedge - Interest Rate Swap	$109,041	$—	$109,041	$—
Total	$109,041	$—	$109,041	$—

The following table presents the fair value of assets measured on a recurring basis by Level as of December 31, 2018:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	12/31/2018	Assets (Level 1)	(Level 2)	(Level 3)

Cash Flow Hedge - Interest Rate Swap	$651,722	$—	$651,722	$—
Total	$651,722	$—	$651,722	$—

NOTE 8. INTANGIBLE LEASE ASSETS AND LIABILITIES

Intangible lease assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values.

Intangible lease assets and liabilities consisted of the following as of September 30, 2019 and December 31, 2018:

	As of
	September 30, 2019	December 31, 2018
Intangible Lease Assets:
Value of In-Place Leases	$45,978,647	$39,189,008
Value of Above Market In-Place Leases	4,622,096	4,114,715
Value of Intangible Leasing Costs	17,779,581	14,791,111
Sub-total Intangible Lease Assets	68,380,324	58,094,834
Accumulated Amortization	(19,185,103)	(14,539,389)
Sub-total Intangible Lease Assets—Net	49,195,221	43,555,445
Intangible Lease Liabilities (included in accrued and other liabilities):
Value of Below Market In-Place Leases	(36,148,744)	(35,321,234)
Sub-total Intangible Lease Liabilities	(36,148,744)	(35,321,234)
Accumulated Amortization	10,089,130	7,930,884
Sub-total Intangible Lease Liabilities—Net	(26,059,614)	(27,390,350)
Total Intangible Assets and Liabilities—Net	$23,135,607	$16,165,095

The following table reflects the amortization of intangible assets and liabilities during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	($000's)	($000's)	($000's)	($000's)
Depreciation and Amortization Expense	$1,590	$1,369	$4,276	$4,091
Increase to Income Properties Revenue	(607)	(600)	(1,810)	(1,779)
Net Amortization of Intangible Assets and Liabilities	$983	$769	$2,466	$2,312

The estimated future amortization and accretion of intangible lease assets and liabilities is as follows:

		Future Accretion	Net Future
	Future	to Income	Amortization of
	Amortization	Property	Intangible Assets
Year Ending December 31,	Amount	Revenue	and Liabilities
Remainder of 2019	$1,627,169	$(590,547)	$1,036,622
2020	6,164,532	(2,310,372)	3,854,160
2021	4,702,115	(2,381,542)	2,320,573
2022	4,149,075	(2,452,703)	1,696,372
2023	4,024,048	(2,426,641)	1,597,407
2024	3,947,463	(2,210,045)	1,737,418
Thereafter	21,032,956	(10,139,900)	10,893,056
Total	$45,647,358	$(22,511,750)	$23,135,608

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

During the nine months ended September 30, 2019 and 2018 there were no impairment charges on the Company’s undeveloped land holdings, or its income property portfolio.

During the three months ended September 30, 2018, the Company wrote down the value of the golf operations assets, which resulted in a corresponding impairment charge of approximately $1.1 million, or $0.15 per share, after tax. The write-down of the golf operations assets to approximately $3.1 million and the related $1.1 million impairment charge were the result of the Company’s assessment of certain triggering events, including activities related to a review of strategic alternatives for the golf operations, occurring during the quarter which required an assessment of the carrying value of the golf operations assets. The net impairment charge is included in the loss from discontinued operations for the three and nine months ended September 30, 2018. As of September 30, 2019, the assets comprising the Company’s golf operations segment were under contract for sale to a third party for a sales price of $3.45 million. In October 2019, the Company completed the sale of the Golf Club. See Note 22,  “Subsequent Events” for a description of this transaction.

NOTE 10. OTHER ASSETS

Other assets consisted of the following as of September 30, 2019 and December 31, 2018:

	As of
	September 30, 2019	December 31, 2018
Income Property Tenant Receivables	$1,114,355	$627,691
Income Property Straight-line Rent Adjustment	4,819,777	4,304,279
Income Property Lease Incentive	2,167,422	2,394,246
Interest Receivable from Commercial Loan Investment	84,833	—
Operating Leases - Right-of-Use Asset	384,462	—
Cash Flow Hedge - Interest Rate Swap	109,041	651,722
Infrastructure Reimbursement Receivables	1,869,177	1,847,375
Deferred Deal Costs	129,352	425,476
Prepaid Expenses, Deposits, and Other	3,329,830	2,634,664
Total Other Assets	$14,008,249	$12,885,453

Income Property Lease Incentive. As of September 30, 2019, the Income Property Lease Incentive of approximately $2.2 million relates to a tenant improvement allowance of approximately $2.7 million provided to Hilton Grand Vacations in conjunction with the extension of their leases of two buildings from November 30, 2021 to November 30, 2026, offset by approximately $580,000 of accumulated amortization which has been recognized as an offset to rental revenue. The remaining balance will be amortized over the remaining term of the leases.

Infrastructure Reimbursement Receivables. As of September 30, 2019 and December 31, 2018, the Infrastructure Reimbursement Receivables were all related to the land sales within the Tomoka Town Center. The balance as of September 30, 2019 consisted of approximately $1.4 million due from Tanger for infrastructure reimbursement to be repaid in eight remaining annual installments of $175,000, net of a discount of approximately $138,000, and approximately $660,000 due from Sam’s Club for infrastructure reimbursement to be repaid in six remaining annual installments of $110,000, net of a discount of approximately $52,000.

Deferred Deal Costs. Deferred Deal Costs represent legal costs incurred in advance of the potential execution of and/or closing of a contract for the disposition of assets, primarily land sales. The costs are deferred and expensed at the time the transaction closes or at the time it becomes evident that the transaction will not be completed. During the nine months ended September 30, 2019, approximately $552,000, of deal costs were expensed at the time it became evident that the transaction would not be completed.

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

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Income Available to Common Shareholders:
Net Income	$1,486,022	$296,172	$18,550,919	$25,371,379
Weighted Average Shares Outstanding	4,868,133	5,491,181	5,053,407	5,516,989
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	—	2,186	811	31,436
Total Shares Applicable to Diluted Earnings Per Share	4,868,133	5,493,367	5,054,218	5,548,425

Per Share Information:
Basic
Net Income from Continuing Operations	$0.36	$0.27	$3.79	$4.88
Net Loss from Discontinued Operations (Net of Tax)	(0.05)	(0.22)	(0.12)	(0.28)
Net Income	$0.31	$0.05	$3.67	$4.60

Diluted
Net Income from Continuing Operations	$0.36	$0.27	$3.79	$4.85
Net Loss from Discontinued Operations (Net of Tax)	(0.05)	(0.22)	(0.12)	(0.28)
Net Income	$0.31	$0.05	$3.67	$4.57

There were no potentially dilutive securities for the three and nine months ended September 30, 2019 or for the three months ended September 30, 2018. The effect of 7,500 and 15,000 potentially dilutive securities was not included for the nine months ended September 30, 2019 and 2018, respectively, as the effect would be anti-dilutive.

The Company intends to settle its 4.50% Convertible Senior Notes due 2020 (the “Convertible Notes”) in cash upon conversion with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Convertible Notes will be included in our calculation of diluted net income per share using the treasury stock method. As such, the Convertible Notes have no impact on diluted net income per share until the price of our common stock exceeds the current conversion price of $68.23. The average price of our common stock during the nine months ended September 30, 2019 and 2018 did not exceed the conversion price which resulted in no additional diluted outstanding shares.

NOTE 12. TREASURY STOCK

In January 2019, the Company’s Board of Directors approved an increase of $10.0 million to the open market stock repurchase program, refreshing the total program to an aggregate of $10 million. During the six months ended June 30, 2019, the Company repurchased 532,477 shares of its common stock for a total cost of approximately $31.1 million, or an average price per share of $58.40, which includes both open market purchases and the Block Share Repurchase (hereinafter defined). The shares of the Company’s common stock repurchased during the six months ended June 30, 2019 were returned to the Company’s treasury. The repurchases completed during the six months ended June 30, 2019 substantially completed the existing $10.0 million buyback program. There were no repurchases during the three months ended September 30, 2019.

On April 10, 2019, the Company repurchased 320,741 shares of common stock, or approximately 6% of the Company’s outstanding shares, for approximately $18.4 million (the “Block Share Repurchase”). The shares were purchased from investment vehicles managed by Wintergreen Advisers, LLC (collectively, the “Wintergreen Entities”) in connection with the disposition of their entire position in the Company’s common stock (approximately 28% of the Company’s outstanding shares of common stock at the time of the Block Share Repurchase). The shares that were sold by the Wintergreen Entities and not repurchased by the Company were acquired by multiple third-party investors. The Block Share Repurchase was completed outside of the Company’s existing $10.0 million buyback program, which was substantially complete as of June 30, 2019, and was funded utilizing capacity under the Credit Facility (hereinafter defined in Note 13, “Long-Term Debt”).

NOTE 13. LONG-TERM DEBT

As of September 30, 2019, the Company’s outstanding indebtedness, at face value, was as follows:

	Face	Maturity	Interest
	Value Debt	Date	Rate
Credit Facility	$154,845,349	May 2023	30 ‑day LIBOR plus 1.35% -1.95%
Mortgage Note Payable (originated with Wells Fargo) (1)	30,000,000	October 2034	4.330%
Mortgage Note Payable (originated with Wells Fargo) (2)	24,056,283	April 2021	30 ‑day LIBOR plus 1.90%
4.50% Convertible Senior Notes due 2020, net of discount	75,000,000	March 2020	4.500%
Total Long-Term Face Value Debt	$283,901,632

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

At September 30, 2019, the current commitment level under the Credit Facility was $200.0 million. The available borrowing capacity under the Credit Facility was approximately $36.9 million, based on the level of borrowing base assets. As of September 30, 2019, the Credit Facility had a $154.8 million balance outstanding.

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

Convertible Debt. The Company’s $75.0 million aggregate principal amount of 4.50% Convertible Notes will mature on March 15, 2020, unless earlier purchased or converted. The initial conversion rate was 14.5136 shares of common stock for each $1,000 principal amount of Convertible Notes, which represented an initial conversion price of approximately $68.90 per share of common stock. Since July of 2016, when the Company’s Board of Directors implemented a quarterly dividend in place of the previous semi-annual dividend and subsequent increases to the quarterly dividend, the conversion rate has been adjusted with each successive quarterly dividend and is currently, after the third quarter 2019 dividend, equal to 14.6571 shares of common stock for each $1,000 principal amount of Convertible Notes, which represents an adjusted conversion price of approximately $68.23 per share of common stock.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Convertible Notes for conversion prior to December 15, 2019, except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of Convertible Notes, or specified corporate events including a change in control of the Company. The Company may not redeem the Convertible Notes prior to the stated maturity date and no sinking fund is provided for the Convertible Notes. The Convertible Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Convertible Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Convertible Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Convertible Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Convertible Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Convertible Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized into interest expense through the maturity date of the Convertible Notes. As of September 30, 2019, the unamortized debt discount of our Convertible Notes was approximately $641,000.

Long-term debt as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019		December 31, 2018
		Due Within		Due Within
	Total	One Year	Total	One Year
Credit Facility	$154,845,349	$—	$120,745,579	$—
Mortgage Note Payable (originated with Wells Fargo)	30,000,000	—	30,000,000	—
Mortgage Note Payable (originated with Wells Fargo)	24,056,283	—	24,557,468	—
4.50% Convertible Senior Notes due 2020, net of discount	74,358,578	—	73,348,731	—
Loan Costs, net of accumulated amortization	(1,173,179)	—	(1,026,967)	—
Total Long-Term Debt	$282,087,031	$—	$247,624,811	$—

Payments applicable to reduction of principal amounts as of September 30, 2019 will be required as follows:

Year Ending December 31,	Amount
Remainder of 2019	$—
2020	75,000,000
2021	24,056,283
2022	—
2023	154,845,349
2024	—
Thereafter	30,000,000
Total Long-Term Debt - Face Value	$283,901,632

The carrying value of long-term debt as of September 30, 2019 consisted of the following:

Total
Current Face Amount	$283,901,632
Unamortized Discount on Convertible Debt	(641,422)
Loan Costs, net of accumulated amortization	(1,173,179)
Total Long-Term Debt	$282,087,031

The following table reflects a summary of interest expense incurred and paid during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	($000's)	($000's)	($000's)	($000's)
Interest Expense	$2,801	$1,921	$7,886	$6,107
Amortization of Loan Costs	111	103	324	390
Amortization of Discount on Convertible Notes	342	321	1,010	947
Total Interest Expense	$3,254	$2,345	$9,220	$7,444

Total Interest Paid	$3,075	$2,798	$8,142	$6,989

The Company was in compliance with all of its debt covenants as of September 30, 2019, but for a covenant in its Credit Facility that pertains solely to the Company’s stock buyback program. The covenant, set forth in Section 8.8(n) of the Credit Facility, is a secondary fixed charge coverage ratio which incorporates stock buyback activity and incremental land sales, on a rolling twelve-month basis, into the fixed charge coverage ratio and requires that a 1.5x ratio be maintained (the “Buyback Fixed-Charge Coverage Ratio”). As of September 30, 2019, the Buyback Fixed-Charge Coverage Ratio was below the required 1.5x due primarily to (i) the Company’s second quarter 2019 stock buyback activity, including the significant share repurchase transaction in April 2019 in connection with the liquidation by the Company’s then-largest shareholder of its position in Company stock, and (ii) certain land sales transactions anticipated for the third quarter of 2019 not having occurred. The Credit Facility lenders executed a written waiver of the Buyback

Fixed-Charge Coverage Ratio covenant effective as of September 30, 2019. Based on the Company’s closing of the Land Venture Transaction (as defined below in Note 22, “Subsequent Events”), the Company estimates that it will be in compliance with this covenant through year-end 2019. The Company was in compliance with all of its debt covenants as of December 31, 2018.

NOTE 14. INTEREST RATE SWAP

The Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the $24.1 million mortgage note payable as discussed in Note 13, “Long-Term Debt.” During the nine months ended September 30, 2019, the interest rate swap agreement was 100% effective. Accordingly, the change in fair value on the interest rate swap has been classified in accumulated other comprehensive income. As of September 30, 2019 and December 31, 2018, the fair value of our interest rate swap agreement, which was a gain of approximately $109,000 and $652,000, was included in other assets on the consolidated balance sheets. The interest rate swap was effective on April 7, 2016 and matures on April 7, 2021. The interest rate swap fixed the variable rate debt on the notional amount of related debt of $24.1 million to a rate of 3.17%.

NOTE 15. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following:

	As of
	September 30, 2019	December 31, 2018

Accrued Property Taxes	$1,017,478	$12,312
Reserve for Tenant Improvements	312,548	100,519
Accrued Construction Costs	147,177	350,593
Accrued Interest	1,174,003	1,430,236
Environmental Reserve and Restoration Cost Accrual	250,774	520,404
Operating Leases - Liability	384,190	—
Other	2,341,304	2,783,820
Total Accrued and Other Liabilities	$5,627,474	$5,197,884

Environmental Reserve. During the year ended December 31, 2014, the Company accrued an environmental reserve of approximately $110,000 in connection with an estimate of additional costs required to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida, on which environmental remediation work had previously been performed. The Company engaged legal counsel who, in turn, engaged environmental engineers to review the site and the prior monitoring test results. During the year ended December 31, 2015, their review was completed, and the Company made an additional accrual of approximately $500,000, representing the low end of the range of possible costs estimated by the engineers to be between approximately $500,000 and $1.0 million to resolve this matter subject to the approval of the state department of environmental protection (the “FDEP”). The FDEP issued a Remedial Action Plan Modification Approval Order (the “FDEP Approval”) in August 2016 which supports the approximate $500,000 accrual made in 2015. The Company is implementing the remediation plan pursuant to the FDEP Approval. During the fourth quarter of 2017, the Company made an additional accrual of approximately $51,000 for the second year of monitoring as the low end of the original range of estimated costs was increased for the amount of monitoring now anticipated. Since the total accrual of approximately $661,000 was made, approximately $577,000 in costs have been incurred through September 30, 2019, leaving a remaining accrual of approximately $84,000.

Restoration Accrual. As part of the resolution of a regulatory matter pertaining to the Company’s prior agricultural activities on certain of the Company’s land located in Daytona Beach, Florida, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible wetlands restoration costs for approximately 148.4 acres within such land, and such estimated costs were included on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. The final proposal for restoration work was received during the second quarter of 2016 which totaled approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was recorded during the second quarter of 2016. During the first quarter of 2019, the Company received a revised estimate for completion of the restoration work for which the adjusted final total cost was approximately $2.4 million. Accordingly, an increase in the accrual of approximately $361,000 was recorded during the first quarter of 2019. The

Company has funded approximately $2.2 million of the total $2.4 million of estimated costs through the period ended September 30, 2019, leaving a remaining accrual of approximately $166,000. This matter is more fully described in Note 19 “Commitments and Contingencies.”

Operating Leases – Liability. The Company implemented FASB ASC Topic 842, Leases, effective January 1, 2019, resulting in a cumulative effect adjustment to increase right-of-use assets and related liabilities for operating leases for which the Company is the lessee.

NOTE 16. DEFERRED REVENUE

Deferred revenue consisted of the following:

	As of
	September 30, 2019	December 31, 2018
Deferred Oil Exploration Lease Revenue	$—	$585,675
Deferred Revenue on Land Sales	831,320	831,320
Interest Reserve from Commercial Loan Investment	885,583	—
Prepaid Rent	2,353,456	1,621,620
Tenant Contributions	2,932,198	4,104,151
Other Deferred Revenue	455,108	58,838
Total Deferred Revenue	$7,457,665	$7,201,604

Deferred Oil Exploration Lease Revenue. Pursuant to the amendment for the lease year eight renewal of the oil exploration lease, the annual lease payment is approximately $807,000, which has been recognized ratably over the twelve-month lease period ended September 22, 2019. The Company has granted the lessee a 30-day extension to determine whether the lease will be extended and, if so, the terms thereof. The oil exploration lease is more fully described in Note 4 “Land and Subsurface Interests.”

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

Tenant Contributions. In connection with the acquisition of the property in Aspen, Colorado, the master tenant contributed $1.5 million of the $28.0 million purchase price at closing on February 21, 2018. Additionally, the master tenant funded, from its leasing reserve escrow, approximately $935,000 of the Company’s acquisition-related costs. The tenant contributions are being recognized ratably over the remaining term of the lease into income property rental revenue. Approximately $193,000 was recognized into income property rental revenue through September 30, 2019, leaving an aggregate balance of approximately $2.2 million, related to the Company’s total acquisition cost of approximately $29.0 million, to be recognized over the remaining term of the lease.

In connection with the construction of the Company’s beachfront restaurant formerly leased to Cocina 214 in Daytona Beach, Florida, pursuant to the lease agreement, the tenant contributed approximately $1.9 million towards the completion of the building and tenant improvements through direct payments to various third-party construction vendors. The tenant contribution is being recognized ratably over the remaining term of the lease into income property rental revenue. Approximately $199,000 was recognized into income property rental revenue through September 30, 2019, leaving a balance of approximately $1.7 million to be recognized over the remaining term of the lease. Subsequent to the Termination Payment described in Note 3, “Income Properties,” the balance of the tenant contribution liability was reduced by $1.0 million, leaving approximately $690,000 remaining which will be recognized into income property rental revenue ratably over the remaining term of the original Cocina 214 lease.

NOTE 17. STOCK-BASED COMPENSATION

SUMMARY OF STOCK-BASED COMPENSATION

A summary of share activity for all equity classified stock compensation during the nine months ended September 30, 2019, is presented below:

	Shares		Vested /			Shares
	Outstanding	Granted	Exercised	Expired	Forfeited	Outstanding
Type of Award	at 1/1/2019	Shares	Shares	Shares	Shares	at 9/30/2019
Equity Classified - Performance Share Awards - Peer Group Market Condition Vesting	28,080	21,195	—	—	—	49,275
Equity Classified - Market Condition Restricted Shares - Stock Price Vesting	22,000	—	—	—	—	22,000
Equity Classified - Three Year Vest Restricted Shares	34,952	20,696	(18,053)	—	—	37,595
Equity Classified - Non-Qualified Stock Option Awards	80,000	—	—	—	—	80,000
Total Shares	165,032	41,891	(18,053)	—	—	188,870

Amounts recognized in the consolidated financial statements related to stock compensation are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Total Cost of Share-Based Plans Charged Against Income Before Tax Effect	$613,292	$444,481	$2,059,167	$1,457,312

Income Tax Expense Recognized in Income	$(155,439)	$(112,654)	$(521,896)	$(369,356)

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

A summary of activity during the nine months ended September 30, 2019, is presented below:

		Wtd. Avg.
Performance Shares with Market Conditions	Shares	Fair Value
Outstanding at January 1, 2019	28,080	$66.29
Granted	21,195	64.66
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at September 30, 2019	49,275	$65.59

As of September 30, 2019, there was approximately $1.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to Performance Share awards, which will be recognized over a remaining weighted average period of 1.9 years.

Market Condition Restricted Shares – Stock Price Vesting

On May 20, 2015 and February 26, 2016, a combined grant of 26,000 shares, net of 68,000 shares permanently surrendered during 2016, of restricted Company common stock was awarded to Mr. Albright under the Original 2010 Plan under a new five-year employment agreement. The 26,000 shares of restricted Company common stock outstanding from these grants were to vest in four increments based upon the price per share of Company common stock during the term of his employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing thirty-day average closing prices ranging from $60 and $65 per share for the first two increments of 2,000 shares each, $70 per share for the third increment of 18,000 shares, and $75 per share for the fourth increment of 4,000 shares. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to January 28, 2021, that increment of the restricted shares will be forfeited. As of September 30, 2019, the first two increments of this award had vested, leaving 22,000 shares outstanding.

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

A summary of the activity for these awards during the nine months ended September 30, 2019, is presented below:

Wtd. Avg.
Market Condition Non-Vested Restricted Shares	Shares	Fair Value
Outstanding at January 1, 2019	22,000	$41.71
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at September 30, 2019	22,000	$41.71

As of September 30, 2019, there is no unrecognized compensation cost related to market condition restricted stock.

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

A summary of activity during the nine months ended September 30, 2019, is presented below:

		Wtd. Avg.
		Fair Value
Three Year Vest Non-Vested Restricted Shares	Shares	Per Share
Outstanding at January 1, 2019	34,952	$58.07
Granted	20,696	58.78
Vested	(18,053)	54.43
Expired	—	—
Forfeited	—	—
Outstanding at September 30, 2019	37,595	$60.21

As of September 30, 2019, there was approximately $1.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three-year vest non-vested restricted shares, which will be recognized over a remaining weighted average period of 1.9 years.

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

A summary of the activity for the awards during the nine months ended September 30, 2019, is presented below:

			Wtd. Avg.
			Remaining
			Contractual	Aggregate
		Wtd. Avg.	Term	Intrinsic
Non-Qualified Stock Option Awards	Shares	Ex. Price	(Years)	Value
Outstanding at January 1, 2019	80,000	$55.63
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at September 30, 2019	80,000	$55.63	5.51	$797,800
Exercisable at January 1, 2019	80,000	$55.63	6.50	$25,000
Exercisable at September 30, 2019	80,000	$55.63	5.51	$797,800

No options were granted, and no options were exercised during the nine months ended September 30, 2019. As of September 30, 2019, there is no unrecognized compensation cost related to non-qualified, non-vested stock option awards.

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

During the nine months ended September 30, 2019 and 2018, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled approximately $443,000, or 7,653 shares, and $116,000, or 2,781 shares, respectively. The 2019 amount includes the approximately $174,000 Annual Award received during the first quarter of 2019.

NOTE 18. INCOME TAXES

The Company’s effective income tax rate was 25.2% and 25.1% for the nine months ended September 30, 2019 and 2018, respectively. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. There were no discrete events during the nine months ended September 30, 2019 or 2018.

The Company has filed, or will file, a consolidated income tax return in the United States Federal jurisdiction and the states of Alabama, Arizona, California, Colorado, Florida, Georgia, Maryland, Massachusetts, Nevada, New Mexico, New York, North Carolina, Oregon, Texas, Virginia, Washington, and Wisconsin. The Internal Revenue Service has audited the federal tax returns through the year 2012, with all proposed adjustments settled. The Florida Department of Revenue has audited the Florida tax returns through the year 2014, with all proposed adjustments settled. The Company recognizes all potential accrued interest and penalties to unrecognized tax benefits in income tax expense.

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

Contractual Commitments – Expenditures

In connection with the Golf Course Land Purchase (hereinafter defined),  each year the Company is obligated to pay the City of Daytona Beach, Florida (the “City”) additional consideration in the amount of an annual surcharge of $1 per golf round played (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharges paid equal to $700,000. The maximum amount of $700,000 represents contingent consideration and was recorded as an increase in Golf Buildings, Improvements, and Equipment and Accrued and Other Liabilities in the accompanying consolidated balance sheets during the year ended December 31, 2017. The first two annual payments of $70,000 each were made in January of 2018 and January of 2019, leaving a remaining commitment of $560,000 as of September 30, 2019. As more fully described in Note 22, “Subsequent Events,” in connection with the Company’s sale of the Golf Club in October 2019, the Company paid the remaining $560,000 to the City leaving no remaining commitment as of October 18, 2019.

Other Matters

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 was accrued as of December 31, 2015, for which payment was made during the quarter ended September 30, 2016. Also, during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to approximately 148.4 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs, and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of September 30, 2016, the final proposal from the Company’s third-party environmental engineer was received reflecting a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the second quarter of 2016. During the first quarter of 2019, the Company received a revised estimate for completion of the restoration work for which the adjusted final total cost was approximately $2.4 million. Accordingly, an increase in the accrual of approximately $361,000 was recorded during the first quarter of 2019. The Company has funded approximately $2.2 million of the total $2.4 million of estimated costs through September 30, 2019, leaving a remaining accrual of approximately $166,000. The Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately $166,000 could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimates.

During the first quarter of 2017, the Company completed the sale of approximately 1,581 acres of land to Minto Communities LLC which acreage represents a portion of the Company’s remaining $713,000 obligation. Accordingly, the Company deposited $423,000 of cash in escrow to secure performance on the obligation. The funds in escrow can be drawn upon completion of certain milestones including completion of restoration and annual required monitoring. The first such milestone was achieved during the fourth quarter of 2017 and $189,500 of the escrow was refunded. The second milestone related to the completion of the first-year maintenance and monitoring was achieved during the first quarter of 2019 and $77,833 of the escrow was refunded leaving an escrow balance of approximately $156,000 as of September 30, 2019. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. Resolution of this matter allowed the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. As of September 30, 2017, the Company determined that approximately 36 mitigation credits were required to be utilized, which represents approximately $298,000 in cost basis of the Company’s mitigation credits. Accordingly, the Company transferred the mitigation credits through a charge to direct cost of revenues of real estate operations during the three months ended September 30, 2017, thereby resolving the required mitigation activities related to the approximately 54.66 acres. In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the Company to utilize or acquire mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract. No amounts related to such potential future costs have been accrued as of September 30, 2019.

NOTE 20. BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, commercial loan investments, real estate operations, and golf operations. During the fourth quarter of 2018, the Company commenced efforts to pursue the monetization of the assets comprising the golf operations segment. Accordingly, as of September 30, 2019 and December 31, 2018, the assets comprising the golf operations segment have been classified as held for sale in the accompanying consolidated balance sheets, and the results of the golf operations segment have been classified as discontinued operations in the accompanying consolidated statements of income for the three and nine months ended September 30, 2019 and 2018.

Our income property operations consist primarily of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 85.7% and 88.5% of our identifiable assets as of September 30, 2019 and December 31, 2018, respectively, and 71.4% and 53.0% of our consolidated revenues for the nine months ended September 30, 2019 and 2018, respectively. Our real estate operations primarily consist of revenues generated from land transactions and leasing, royalty income, and revenue from the release of surface entry rights from our Subsurface Interests.

The Company reports performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in the different segments for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues:
Income Properties	$10,260,831	$9,360,155	$31,360,544	$28,347,181
Commercial Loan Investments	855,559	41,262	908,324	615,728
Real Estate Operations	631,741	8,012,509	11,677,413	24,498,527
Total Revenues	$11,748,131	$17,413,926	$43,946,281	$53,461,436
Operating Income:
Income Properties	$8,784,543	$7,586,315	$26,317,048	$22,669,423
Commercial Loan Investments	855,559	41,262	908,324	615,728
Real Estate Operations	289,593	2,435,018	5,229,397	16,504,760
General and Corporate Expense	(6,547,564)	(5,684,515)	(18,589,234)	(18,489,613)
Gains on Disposition of Assets	2,187,332	—	20,869,196	22,035,666
Total Operating Income	$5,569,463	$4,378,080	$34,734,731	$43,335,964
Depreciation and Amortization:
Income Properties	$4,281,286	$3,748,388	$11,690,110	$11,282,566
Corporate and Other	5,550	8,119	17,600	26,310
Total Depreciation and Amortization	$4,286,836	$3,756,507	$11,707,710	$11,308,876
Capital Expenditures:
Income Properties	$50,099,717	$403,967	$91,130,209	$29,288,555
Commercial Loan Investments	8,167,500	—	16,007,500	—
Real Estate Operations	694,310	262,436	2,593,803	3,768,230
Golf Operations	—	86,731	—	111,611
Corporate and Other	—	—	2,061	11,338
Total Capital Expenditures	$58,961,527	$753,134	$109,733,573	$33,179,734

	As of
	September 30, 2019	December 31, 2018
Identifiable Assets:
Income Properties	$499,736,443	$492,093,615
Commercial Loan Investments	33,690,225	—
Real Estate Operations	32,817,701	35,287,559
Golf Operations-Held for Sale	4,502,635	4,462,477
Corporate and Other	12,714,362	24,486,221
Total Assets	$583,461,366	$556,329,872

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

NOTE 21. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

During the fourth quarter of 2018, the Company commenced efforts to pursue monetization of certain of its multi-tenant income properties and the assets comprising the golf operations segment. Accordingly, four multi-tenant income properties and the Golf Club were classified as held for sale as of December 31, 2018. Additionally, the golf operations segment qualifies as discontinued operations and have been reclassified as such in the accompanying consolidated statements of income for the three and nine months ended September 30, 2019 and 2018.

As described in Note 3, “Income Properties”, the Multi-Tenant Dispositions were completed during the nine months ended September 30, 2019 comprising $56.8 million of the reduction in assets held for sale. Additionally, the Westcliff property located in Fort Worth, Texas is no longer being actively marketed and was reclassified as held and used during the quarter ended June 30, 2019 comprising $14.6 million of the reduction in assets held for sale.

In October 2019, the Company completed the sale of the Golf Club. See Note 22,  “Subsequent Events” for a description of this transaction.

The following is a summary of assets held for sale as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019			As of December 31, 2018
	Multi-Tenant Income Properties	Golf Assets	Total Assets Held for Sale	Multi-Tenant Income Properties	Golf Assets	Total Assets Held for Sale
Property, Plant, and Equipment—Net	$—	$3,659,703	$3,659,703	$67,810,880	$3,659,703	$71,470,583
Cash and Cash Equivalents	—	256,395	256,395	—	156,489	156,489
Other Assets	—	482,401	482,401	—	646,285	646,285
Operating Leases - Right-of-Use Asset	—	104,136	104,136	—	—	—
Intangible Lease Assets—Net	—	—	—	4,366,858	—	4,366,858
Intangible Lease Liabilities—Net	—	—	—	(773,705)	—	(773,705)
Total Assets Held for Sale	$—	$4,502,635	$4,502,635	$71,404,033	$4,462,477	$75,866,510

The following is a summary of liabilities held for sale as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019			As of December 31, 2018
	Multi-Tenant Income Properties	Golf Liabilities	Total Liabilities Held for Sale	Multi-Tenant Income Properties	Golf Liabilities	Total Liabilities Held for Sale
Accounts Payable	$—	$239,563	$239,563	$—	$199,422	$199,422
Accrued and Other Liabilities	—	1,119,835	1,119,835	—	924,323	924,323
Operating Leases - Liability	—	104,136	104,136	—	—	—
Deferred Revenue	—	265,515	265,515	—	223,551	223,551
Total Liabilities Held for Sale	$—	$1,729,049	$1,729,049	$—	$1,347,296	$1,347,296

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

Golf $1 Round Surcharge. On January 24, 2017, the Company acquired the land and improvements comprising the golf courses, previously leased from the City, for approximately $1.5 million (the “Golf Course Land Purchase”). In connection with the Golf Course Land Purchase,  each year the Company is obligated to pay the Per-Round Surcharge. The maximum amount of $700,000 represents contingent consideration and was recorded as an increase in Golf Buildings, Improvements, and Equipment and Accrued and Other Liabilities in the accompany consolidated balance sheets. The first two annual payments of $70,000 each were made in January of 2018 and January of 2019, leaving a remaining commitment of $560,000 as of September 30, 2019 which is included in Accrued and Other Liabilities, a component of Liabilities Held for Sale. As more fully described in Note 22, “Subsequent Events,” in connection with the Company’s sale of the Golf Club in October 2019, the Company paid the remaining $560,000 to the City leaving no remaining commitment as of October 18, 2019.

The following is a summary of discontinued operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Golf Operations Revenue	$967,919	$1,014,771	$3,918,471	$3,652,045
Golf Operations Direct Cost of Revenues	(1,326,150)	(1,388,282)	(4,711,113)	(4,295,161)
Loss from Operations	(358,231)	(373,511)	(792,642)	(643,116)
Impairment Charges	—	(1,119,362)	—	(1,119,362)
Depreciation and Amortization	—	(100,732)	—	(303,681)
Loss from Discontinued Operations Before Income Tax	(358,231)	(1,593,605)	(792,642)	(2,066,159)
Income Tax Benefit	90,794	403,897	200,896	523,669
Loss from Discontinued Operations (Net of Income Tax)	$(267,437)	$(1,189,708)	$(591,746)	$(1,542,490)

NOTE 22. SUBSEQUENT EVENTS

On October 16, 2019, the Company closed on the sale of a controlling interest in a wholly-owned entity that holds the Company’s remaining land portfolio of approximately 5,300 acres (the “Land Venture”), including the land parcels the Company currently has under contract, to certain funds managed by Magnetar Capital (“Magnetar”) for total proceeds to the Company of approximately $97.0 million (the “Land Venture Transaction”). The Land Venture is governed by the Amended and Restated Limited Liability Company Operating Agreement (the “LLC Agreement”), among the Company and the Magnetar Investors.  As a result of the closing of the Purchase Agreement, the Magnetar Investors collectively own a notional 66.50% interest in the Land Venture, and the Company owns a notional 33.50% interest in the Land Venture. The Company may, in the future, receive additional proceeds from the Land Venture in the form of distributions under certain circumstances, based upon the timing and amount realized when the land is ultimately sold by the Land Venture. There can be no assurance as to the likelihood or receiving such distributions, or the amount or timing thereof. The Company filed a current report on Form 8-K on October 22, 2019, as amended, which provides a description of the Land Venture Transaction and related transactional documents in greater detail and includes as exhibits the Purchase Agreement and the LLC Agreement.

On October 18, 2019, the Company closed on the sale of the assets comprising the golf operations segment, consisting of the Golf Club, for total proceeds to the Company of approximately $3.45 million (the “Golf Transaction”). The Company provided the buyer, an affiliate of Fore Golf Services, Inc. (“Fore Golf”), financing in the form of a $2.07 million first mortgage loan (the “Fore Golf Loan”). The Fore Golf Loan is interest-only with a term of one-year and a fixed interest rate of 7.5%. The Company received an origination fee on the Fore Golf Loan of 1.5%, or $31,050. In addition, the Company paid off its remaining liability to the City totaling approximately $560,000, which related to the per round surcharge the Company agreed to pay the City in connection with the Company’s prior buy-out of the land lease with the City. As part of the Golf Transaction, Fore Golf agreed to pay the Company approximately $560,000 in the future based on a per round surcharge of $1.50 per round for each round played at the Golf Club.

On October 23, 2019, the Company announced its intention to sell or contribute 20 of its single-tenant net least income properties to a newly formed independent single-tenant net lease real estate investment trust (“REIT”), Alpine Income Property Trust, Inc. (“Alpine” or “PINE”). The Company has sponsored Alpine prior to its planned initial public offering (the “PINE IPO”). Alpine was formed by CTO as a single-tenant net lease REIT and its IPO is intended to raise the necessary capital to acquire 15 of the 20 assets for approximately $125.9 million in cash and as part of Alpine’s formation the Company will contribute 5 of the income properties in exchange for approximately 1.2 million units in Alpine’s operating partnership (“OP Units”), with an estimated value of approximately $24.5 million based on the current expected mid-point of the price range of the PINE IPO. CTO intends to invest $7.5 million in the common stock in PINE through a private placement concurrent with the PINE IPO. Following completion of the PINE IPO and related formation transactions, CTO expects to own approximately 17.5% of PINE based on the Company’s aggregate ownership of OP Units, approximately 13.4%, and the PINE shares, approximately 4.1%, purchased in the private placement. A wholly-owned subsidiary of the Company will serve as external manager of PINE subject to a management agreement that provides for an annual base management fee equal to 1.5% of the total equity of PINE and with the opportunity to earn an incentive fee that is based on exceeding a set total return for PINE’s shareholders.

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

OVERVIEW

We are a diversified real estate operating company. We own and manage, sometimes utilizing third-party property management companies, fifty-two commercial real estate properties in seventeen states in the United States. As of September 30, 2019, we (i) owned forty-eight single-tenant and four multi-tenant income-producing properties with approximately 2.3 million square feet of gross leasable space; (ii) owned the LPGA International Golf Club, which is managed by a third party and classified as held for sale (the “Golf Club”); (iii) held two commercial loan investments; (iv) owned and managed a portfolio of undeveloped land totaling approximately 5,300 acres in Daytona Beach, Florida; and (v) leased some of our land for seventeen billboards; have agricultural operations that are managed by a third party, which consist of leasing land for hay production and timber harvesting; and own and manage Subsurface Interests (hereinafter defined).

In October 2019, the Company completed the sale of a controlling interest in a wholly-owned entity that holds the Company’s Daytona Beach land portfolio of approximately 5,300 acres. Additionally, in October 2019, the Company completed the sale of the Golf Club. See Note 22,  “Subsequent Events” for a description of these transactions.

Income Property Operations. We have pursued a strategy of investing in income-producing properties, when possible by utilizing the proceeds from real estate transactions qualifying for income tax deferral through like-kind exchange treatment for tax purposes.

Our strategy for investing in income-producing properties is focused on long-term real estate fundamentals and target major markets and markets experiencing significant economic growth. As described below, three multi-tenant income properties were sold during the nine months ended September 30, 2019 as part of refining the focus of our strategy on investing in single-tenant net lease income properties. We employ a methodology for evaluating targeted investments in income-producing properties which includes an evaluation of: (i) the attributes of the real estate (e.g. location, market demographics, comparable properties in the market, etc.); (ii) an evaluation of the existing tenant(s) (e.g. credit-worthiness, property level sales, tenant rent levels compared to the market, etc.); (iii) other market-specific conditions (e.g. tenant industry, job and population growth in the market, local economy, etc.); and (iv) considerations relating to the Company’s business and strategy (e.g. strategic fit of the asset type, property management needs, alignment with the Company’s 1031 like-kind exchange structure, etc.).

2019 Acquisitions. During the nine months ended September 30, 2019, the Company acquired nine single-tenant income properties for a purchase price of approximately $90.0 million, or an acquisition cost of approximately $90.6 million including capitalized acquisition costs. Of the total acquisition cost, approximately $27.8 million was allocated to land, approximately $37.7 million was allocated to buildings and improvements, approximately $9.2 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and approximately $0.4 million was allocated to intangible liabilities for the below market lease value. The remaining approximately $16.3 million was classified as a commercial loan investment as described below and in Note 6, “Commercial Loan Investments.”

The properties acquired during the nine months ended September 30, 2019 are described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Property Acres	Purchase Price	Percentage Leased	Remaining Lease Term at Acquisition Date (in years)
Hobby Lobby Stores, Inc.	Single-Tenant	Winston-Salem, NC	05/16/19	55,000	7.6	$8,075,000	100%	10.9
24 Hour Fitness USA, Inc.	Single-Tenant	Falls Church, VA	05/23/19	46,000	3.1	21,250,000	100%	8.6
Walgreen Co.	Single-Tenant	Birmingham, AL	06/05/19	14,516	2.1	5,500,000	100%	9.8
Family Dollar Stores of Massachusetts, Inc.	Single-Tenant	Lynn, MA	06/07/19	9,228	0.7	2,100,000	100%	4.8
Walgreen Co.	Single-Tenant	Albany, GA	06/21/19	14,770	3.6	3,634,000	100%	13.6
Carpenter Hotel (1)	Single-Tenant	Austin, TX	07/05/19	N/A	1.4	16,250,000	100%	99.1
General Dynamics Corporation	Single-Tenant	Reston, VA	07/12/19	64,319	3.0	18,600,000	100%	9.9
Live Nation Entertainment, Inc.	Single-Tenant	East Troy, WI	08/30/19	N/A	158.3	7,500,000	100%	10.6
Party City Corporation	Single-Tenant	Oceanside, NY	09/24/19	15,500	1.2	7,120,000	100%	10.2
	Total / Weighted Average			219,333		$90,029,000		25.9

(1)The ground lease with The Carpenter Hotel includes two tenant repurchase options. Pursuant to FASB ASC Topic 842, Leases, the $16.25 million investment has been recorded in the accompanying consolidated balance sheet as of September 30, 2019 as a commercial loan investment. See Note 6, “Commercial Loan Investments.”

2019 Dispositions. One single-tenant income property was disposed of during the three and nine months ended September 30, 2019 as follows:

•

On August 7, 2019, the Company sold its 1.56-acre outparcel subject to a ground lease with Wawa located in Winter Park, Florida for approximately $2.8 million (the “Wawa Sale”). The property is an outparcel to the Grove at Winter Park which the Company sold in May 2019. The gain on the Wawa Sale totaled approximately $2.1million, or approximately $0.33 per share, after tax.

Additionally, three multi-tenant income properties, which were classified in Assets Held for Sale as of December 31, 2018, were disposed of during the nine months ended September 30, 2019 (the “Multi-Tenant Dispositions”) as described below. The Multi-Tenant Dispositions continue the Company’s objective of transitioning the income property portfolio to primarily single-tenant net lease properties.

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

2019 Leasing Activity. On July 16, 2019, the Company entered into a lease termination agreement (the “Termination Agreement”) with Cocina 214, the tenant of one of the Company’s beachfront restaurant properties located in Daytona Beach, Florida. Pursuant to the Termination Agreement, the Company agreed to fund Cocina 214 approximately $1.0 million of their original contribution towards the completion of the building and tenant improvements and other personal property as described in Note 16, “Deferred Revenue.” Additionally, pursuant to the Termination Agreement, the Company collected the balance of unpaid rent of approximately $0.3 million that was due through the date Cocina 214 vacated the property. Accordingly, the Company made a net payment to Cocina 214 of approximately $693,000 in August 2019 (the “Termination Payment”).

On July 18, 2019, the Company entered into a lease agreement with Broken Hook, LLC to operate the beachfront restaurant as Crabby’s Oceanside Daytona Beach (the “Crabby’s Lease”). The Crabby’s Lease commenced on August 4, 2019 with rent commencing on August 26, 2019 and has an original lease term of ten years with four five-year renewal options.

Our current portfolio of forty-eight single-tenant income properties generates approximately $36.1 million of revenues from base lease payments on an annualized basis and had an average remaining lease term of 11.8 years as of September 30, 2019. Our current portfolio of four multi-tenant properties generates approximately $3.9 million of revenue from base lease payments on an annualized basis and has a weighted average remaining lease term of 2.9 years as of September 30, 2019.

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

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. During the fourth quarter of 2018, the Company commenced efforts to pursue the monetization of certain of its multi-tenant income properties, for which the sale of three multi-tenant properties were completed during the nine months ended September 30, 2019 with the Company reinvesting the proceeds from these dispositions into single-tenant net lease income properties.

Real Estate Operations.  As of September 30, 2019, the Company owned approximately 5,300 acres of undeveloped land in Daytona Beach, Florida, along six miles of the west and east sides of Interstate 95. Currently, a significant amount of this land is used for agricultural purposes. As of October 21, 2019, approximately 30% of this acreage, over 1,500 acres, is under contract to be sold. Approximately 800 acres of our land holdings are located on the east side of Interstate 95 and are generally well-suited for commercial development. Approximately 4,500 acres of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well-suited for residential development. Included in the western land is approximately 1,000 acres, primarily an 850-acre parcel and three smaller parcels, which are located further west of Interstate 95 and a few miles north of Interstate 4 that are generally well-suited for industrial purposes.

In October 2019, the Company completed the sale of a controlling interest in a wholly-owned entity that holds the Company’s remaining Daytona Beach land portfolio of approximately 5,300 acres. See Note 22,  “Subsequent Events” for a description of this transaction.

Real estate operations revenue consisted of the following for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue Description	($000's)	($000's)	($000's)	($000's)
Land Sales Revenue	$350	$6,971	$10,900	$21,821
Impact Fee and Mitigation Credit Sales	—	665	—	1,251
Subsurface Revenue	196	377	637	1,403
Fill Dirt and Other Revenue	18	—	72	1
Agriculture	68	—	68	22
Total Real Estate Operations Revenue	$632	$8,013	$11,677	$24,498

2019 Land Sales. During the nine months ended September 30, 2019, a total of approximately 76 acres were sold for approximately $11.1 million, as described below:

					Gross Sales		Gain
			Date of	No. of	Price (1)	Price	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Unicorp Site	East of I-95	02/27/19	9.9	$3,300	$333,000	$2,274
		Subtotal - Q1 2019		9.9	3,300	333,000	2,274

2	Compensating Storage Pond	East of I-95	04/29/19	38.0	710	19,000	596
3	Final NADG Land Sale	East of I-95	05/15/19	12.6	3,000	239,000	1,964
4	Unicorp-Clyde Morris	East of I-95	06/20/19	13.7	3,800	277,000	365
		Subtotal - Q2 2019		64.3	7,510	117,000	2,925

5	LPGA Parcel	West of I-95	09/11/19	2.2	300	136,000	283
		Subtotal - Q3 2019		2.2	300	136,000	283

				76.4	$11,110	$145,000	$5,482

(1)The gain recognized during the nine months ended September 30, 2019 on the Unicorp-Clyde Morris sale totaling approximately $365,000 includes approximately $260,000 for the Company’s estimated reimbursement of wetland mitigation credits. The Company expects to reimburse the buyer for required wetland mitigation credits estimated at approximately $260,000.

2018 Land Sales. During the nine months ended September 30, 2018, the Company completed land sale transactions representing approximately 2,583 acres of land including: (i) the sale of a 70% interest in the Mitigation Bank (hereinafter defined in Note 5, “Investment in Joint Venture”) that holds approximately 2,492 acres of land for proceeds of $15.3 million and (ii) four land sales totaling approximately 91 acres for aggregate proceeds of approximately $22.6 million, as described below:

					Gross Sales		Gain
			Date of	No. of	Price (1)	Price	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Buc-ee's	East of I-95	03/16/18	34.9	$13,948	$400,000	$11,926
		Subtotal - Q1 2018		34.9	13,948	400,000	11,926

2	Residential	West of I-95	06/12/18	19.0	265	14,000	226
3	Commercial / Retail	East of I-95	06/25/18	5.7	625	110,000	224
4	Commercial / Retail	East of I-95	06/28/18	7.7	819	106,000	628
		Subtotal - Q2 2018		32.4	1,709	53,000	1,078

5	Commercial / Retail	East of I-95	07/16/18	3.5	285	81,000	262
6	Unicorp-Williamson Crossing	East of I-95	08/30/18	20.6	6,685	325,000	1,502
		Subtotal - Q3 2018		24.1	6,970	289,000	1,764

				91.4	$22,627	$248,000	$14,768

(1)The gain recognized during the three months ended September 30, 2018 on the Buc-ee’s sale totaling approximately $11.9 million excludes approximately $831,000 held in an escrow reserve related to the portion of the acreage sold for which the Company remains obligated to perform wetlands mitigation. The Company expects to recognize the remaining gain of approximately $831,000 upon completion of the mitigation work. See Note 16, “Deferred Revenue”.

Land Impairments. There were no impairment charges related to the Company’s undeveloped land during the nine months ended September 30, 2019 or 2018.

Daytona Beach Development. We may selectively acquire other real estate in Daytona Beach, Florida. We may target either vacant land or land with existing structures that we would demolish and develop into additional income properties. During 2018, the Company acquired a 5-acre parcel of land with existing structures in downtown Daytona Beach, for a purchase price of approximately $2.0 million. As of September 30, 2019, the Company had also acquired other contiguous parcels totaling approximately 1-acre for approximately $2.1 million. Combined, these parcels represent the substantial portion of an entire city block in downtown Daytona Beach adjacent to International Speedway Boulevard, a major thoroughfare in Daytona Beach. The combined 6 acres is located in an opportunity zone and a community redevelopment area. In addition, this property is proximate to the future headquarters of Brown & Brown Inc., the sixth largest insurance broker in the U.S. and a publicly listed company, that is expected to be occupied by at least 600 of their employees. We have engaged a national real estate brokerage firm to assist us in identifying a developer or investor to acquire a portion or all of the property or to contribute into a potential joint venture to redevelop the property. We are pursuing entitlements for the potential redevelopment of these parcels, along with certain other adjacent land parcels, some of which we have under contract for purchase. As of September 30, 2019, we have incurred approximately $0.8 million in demolition and entitlement costs related to these parcels. Our intent for investments in the Daytona Beach area is to target opportunistic acquisitions of select catalyst sites, which are typically distressed, with the objective of short-to-medium investment horizons. We may enter into joint ventures or other partnerships to develop land we have acquired or may acquire in the future in lieu of self-developing.

Other Real Estate Assets. The Company owns impact fees with a cost basis of approximately $2,000 and mitigation credits with a cost basis of approximately $445,000 for a combined total of approximately $447,000 as of September 30, 2019. There were no impact fee or mitigation credit sales during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, the Company transferred mitigation credits with a basis of approximately $124,000 to the land acquired by Buc-ee’s. During the nine months ended September 30, 2018, the Company sold mitigation credits for approximately $1.0 million, for a gain of approximately $882,000, or $0.12 per share, after tax. During the nine months ended September 30, 2018, the Company received cash payments of approximately $251,000 for impact fees with a cost basis that was generally of equal value. Additionally, during the nine months ended September 30, 2018, impact fees with a cost basis of approximately $72,000 were transferred to the beachfront restaurant leased to LandShark Bar & Grill.

Subsurface Interests. As of September 30, 2019, the Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 455,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage.

There were no subsurface sales during the nine months ended September 30, 2019 or 2018.

During 2011, an eight-year oil exploration lease was executed covering a portion of our Subsurface Interests. On September 20, 2017, the Company amended the oil exploration lease to, among other things, extend the expiration of the original term for five additional years to the new expiration date of September 22, 2024. The lease is effectively thirteen one-year terms as the lessee has the option to terminate the lease at the end of each lease year. The lessee has exercised renewal options through lease year eight which ended September 22, 2019. The Company has granted the lessee a 30-day extension to determine whether the lease will be extended and, if so, the terms thereof. There can be no assurance that the oil exploration lease will be extended or, if extended, the terms or conditions of such extension. The terms of the lease state the Company will receive royalty payments if production occurs, and may receive additional annual rental payments if the lease is continued in years nine through thirteen. The lease calls for annual lease payments which are recognized as revenue ratably over the respective twelve-month lease periods. Pursuant to the amendment for the lease year eight renewal the annual lease payment is to be paid in installments. In addition, non-refundable drilling penalty payments are made as required by the drilling requirements in the lease which are recognized as revenue when earned, i.e. when the amount is agreed upon. The lessee, an affiliate of Kerogen Exploration LLC, has submitted a drilling permit application in Hendry County to allow for drilling to commence

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

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the three and nine months ended September 30, 2019, respectively, lease income of approximately $186,000 and $586,000 was recognized. For the three and nine months ended September 30, 2018, respectively, lease income of approximately $203,000 and $603,000 was recognized. There can be no assurance that the oil exploration lease will be extended beyond lease year eight which ended September 22, 2019 or, if extended, the terms or conditions of such extension.

During the nine months ended September 30, 2019 and 2018, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled approximately $10,000 and $11,000, during the three months ended September 30, 2019 and 2018, respectively. Revenues received from oil royalties totaled approximately $39,000 and $50,000, during the nine months ended September 30, 2019 and 2018, respectively.

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

There were no releases of surface entry rights during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, the Company completed a transaction releasing our surface entry rights on approximately 600 acres in exchange for approximately $185,000 in cash and fee title to approximately 40 additional acres in Hendry County, valued at approximately $320,000. Including the non-cash value received, the gain from the transaction totaled approximately $435,000, or $0.06 per share, after tax. The Company also received cash payments for the release of surface entry rights of approximately $73,000 during the nine months ended September 30, 2018.

Discontinued Golf Operations Segment. The Company owns the LPGA International Golf Club (the “Club”), a semi-private golf club consisting of two 18-hole championship golf courses, one designed by Rees Jones and the other designed by Arthur Hills, with a three-hole practice facility also designed by Rees Jones, a clubhouse facility, food and beverage operations, and a fitness facility. The Golf Club is managed by a third party and is located within the LPGA International mixed-use residential community on the west side of Interstate 95 in the City.

During the year ended December 31, 2018, the Company wrote down the value of the golf operations assets, which resulted in a corresponding impairment charge of approximately $1.1 million, or $0.15 per share, after tax, during the third quarter of 2018. The write-down of the golf operation assets to approximately $3.1 million and the related $1.1 million impairment charge were the result of the Company’s assessment of certain triggering events, including activities related to a review of strategic alternatives for the golf operations segment, occurring during the third quarter of 2018, which required an assessment of the carrying value of the golf operations assets. In the fourth quarter of 2018, the Company commenced efforts to pursue the monetization of the assets comprising the golf operations segment. Accordingly, as of September 30, 2019 and December 31, 2018, the assets comprising the golf operations segment have been classified as held for sale in the accompanying consolidated balance sheets and the results of golf operations segment have been classified as discontinued operations in the accompanying consolidated statements of income for the three and nine months ended September 30, 2019 and 2018.

In October 2019, the Company completed the sale of the Golf Club. See Note 22,  “Subsequent Events” for a description of this transaction.

SUMMARY OF OPERATING RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 2019 COMPARED TO SEPTEMBER 30, 2018

REVENUE

Total revenue for the three months ended September 30, 2019 is presented in the following summary and indicates the changes as compared to three months ended September 30, 2018:

	Revenue for the	Increase (Decrease)
	Quarter Ended	Vs. Same Period	Vs. Same Period
	9/30/2019	in 2018	in 2018
Operating Segment	($000's)	($000's)	(%)
Income Properties	$10,261	$901	10%
Interest Income from Commercial Loan Investments	855	814	1985%
Real Estate Operations	632	(7,381)	-92%
Total Revenue	$11,748	$(5,666)	-33%

The decrease in total revenue was primarily the result of the decreases in Real Estate Operations Revenue, partially offset by the increase in Income Property Operations Revenue, the detailed elements of which are outlined in the following tables, respectively:

	Revenue for the	Increase (Decrease)
	Quarter Ended	Vs. Same Period
	9/30/2019	in 2018
Real Estate Operations Revenue	($000's)	($000's)
Land Sales Revenue	$350	$(6,621)
Impact Fee and Mitigation Credit Sales	—	(665)
Subsurface Revenue	196	(181)
Fill Dirt and Other Revenue	18	18
Agriculture	68	68
Total Real Estate Operations Revenue	$632	$(7,381)

	Revenue for the	Increase (Decrease)
	Quarter Ended	Vs. Same Period
	9/30/2019	in 2018
Income Property Operations Revenue	($000's)	($000's)
Revenue from Recent Acquisitions	$2,629	$2,629
Revenue from Recent Dispositions	4	(1,570)
Revenue from Remaining Portfolio	7,022	(164)
Accretion of Above Market/Below Market Intangibles	606	6
Total Income Property Operations Revenue	$10,261	$901

Interest Income from Commercial Loan Investments. Total revenue for the quarter ended September 30, 2019 was also impacted by an increase of approximately $814,000 in the revenue generated by our commercial loan investments, due to the new $8.0 million and $8.3 million mortgage loans originated in June 2019 and July 2019, respectively, as well as the approximately $16.3 million property acquired by the Company leased to The Carpenter Hotel which has been accounted for as a loan pursuant to FASB Topic ASC 842, Leases.

NET INCOME

Net income and basic net income per share for the quarter ended September 30, 2019, compared to the same period in 2018, was as follows:

			Increase (Decrease)
	Quarter Ended	Quarter Ended	Vs. Same Period	Vs. Same Period
	9/30/2019	9/30/2018	in 2018	in 2018
Net Income	$1,486,022	$296,172	$1,189,850	402%
Basic Earnings Per Share	$0.31	$0.05	$0.26	520%

The above results for the third quarter of 2019, compared to the same period in 2018, reflected the following significant operating elements in addition to the impacts from the changes in revenues described above:

•

A decrease in total direct cost of revenues of approximately $5.5 million of which approximately $5.2 million is related to real estate operations, for which one of the land sales during the third quarter of 2018 had a higher land basis than the land sale during the third quarter of 2019, offset by a decrease of approximately $298,000 related to a reduction in income property portfolio expenses primarily due to the Multi-Tenant Dispositions;

•	An increase in depreciation and amortization of approximately $552,000 which is primarily due to the increase in the income property portfolio;
•	An increase in the gain on disposition of assets of approximately $2.2 million due to the Wawa Sale during the third quarter of 2019 with no income property sales during the third quarter of 2018;
•	Increased interest expense of approximately $909,000 resulting from increased borrowings on our credit facility; and
•

A decrease in the loss from discontinued golf operations due primarily to the impairment charge during the third quarter of 2018 on golf operations of approximately $1.1 million, or $0.15 per share, after tax.

In addition, net income was impacted by an increase in general and administrative expenses of approximately $333,000 which is summarized as follows:

	G&A Expense	Increase (Decrease)
	Quarter Ended	Vs. Same Period	Vs. Same Period
	9/30/2019	in 2018	in 2018
General and Administrative Expenses	($000's)	($000's)	(%)
Recurring General and Administrative Expenses	$1,648	$164	11%
Non-Cash Stock Compensation	613	169	38%
Total General and Administrative Expenses	$2,261	$333	17%

INCOME PROPERTIES

Total revenue and operating income from our income property operations totaled approximately $10.3 million and $8.8 million, respectively, during the quarter ended September 30, 2019, compared to total revenue and operating income of approximately $9.4 million and $7.6 million, respectively, for the quarter ended September 30, 2018. The direct costs of revenues for our income property operations totaled approximately $1.5 million and $1.8 million for the quarters ended September 30, 2019 and 2018, respectively. The increase in revenues of approximately $0.9 million, or 10%, during the quarter ended September 30, 2019, reflects our expanded portfolio of single-tenant income properties including increases of approximately $2.6 million due to recent acquisitions, offset by decreases of approximately $1.6 million related to the recent Multi-Tenant Dispositions. Revenue from our income properties during the quarters ended September 30, 2019 and 2018 also includes approximately $606,000 and $600,000, respectively, in revenue from the accretion of the below-market lease intangible, of which a significant portion is attributable to the property located in Raleigh, North Carolina, leased to Wells Fargo.

REAL ESTATE OPERATIONS

During the quarter ended September 30, 2019, operating income from real estate operations was approximately $290,000 on revenues totaling approximately $632,000. During the quarter ended September 30, 2018, operating income was approximately $2.4 million on revenues totaling approximately $8.0 million. The decrease in revenue of approximately $7.4 million, or 92%, is primarily attributable to the decrease in the gross sales price from land sales, specifically, the approximately $7.0 million in land sales revenue in the third quarter of 2018 versus the approximately $350,000 in land sales revenue in the third quarter of 2019. The increase in direct costs of revenues of approximately $5.2 million, or 94%, is primarily related to a decrease in the cost of land sales, as one of the land sales closed during the third quarter of 2018 had a higher land basis, due to it being a repurchased property than the land sale closed during the third quarter of 2019.

INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

Interest income from our commercial loan investments totaled approximately $855,000 and $41,000 during the three months ended September 30, 2019 and 2018, respectively. The increase is due to the new $8.0 million and $8.3 million mortgage loans originated in June 2019 and July 2019, respectively, as well as the approximately $16.3 million property acquired by the Company leased to The Carpenter Hotel which has been accounted for as a loan pursuant to FASB Topic ASC 842, Leases.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses totaled approximately $2.3 million and $1.9 million for the three months ended September 30, 2019 and 2018, respectively, an increase of approximately $333,000, or 17%. The increase is primarily related to an increase of non-cash stock compensation of approximately $169,000.

GAINS ON DISPOSITION OF ASSETS AND IMPAIRMENT CHARGES

During the three months ended September 30, 2019, the Company sold its 1.56-acre outparcel subject to a ground lease with Wawa located in Winter Park, Florida for approximately $2.8 million (the “Wawa Sale”). The property is an outparcel to the Grove at Winter Park which the Company sold in May 2019. The gain on the Wawa Sale totaled approximately $2.1 million, or approximately $0.33 per share.

There were no asset sales during the three months ended September 30, 2018.

There were no impairment charges on the Company’s on the Company’s undeveloped land holdings, or its income property portfolio during the three months ended September 30, 2019 or 2018.

INTEREST EXPENSE

Interest expense totaled approximately $3.3 million and $2.3 million for the three months ended September 30, 2019 and 2018, respectively. The increase of approximately $909,000 is primarily the result of increased borrowings on the Company’s credit facility for recent investment activity.

DISCONTINUED GOLF OPERATIONS SEGMENT

As of September 30, 2019 and December 31, 2018, the assets comprising the golf operations segment have been classified as held for sale in the accompanying consolidated balance sheets and the results of golf operations segment have been classified as discontinued operations in the accompanying consolidated statements of income for the three months ended September 30, 2019 and 2018.

Revenues from golf operations segment totaled approximately $1.0 million for the three months ended September 30, 2019 and 2018. The total direct cost of golf operations segment revenues totaled approximately $1.3 million and $1.4 million for the three months ended September 30, 2019 and 2018, respectively. The net operating loss before depreciation and income taxes of approximately $358,000 and approximately $374,000 during the three months ended September 30, 2019 and 2018, respectively. Additionally, an impairment charge on golf operations of approximately $1.1 million was recorded during the three months ended September 30, 2018, with no such impairment during the three months ended September 30, 2019.

In October 2019, the Company completed the sale of the Golf Club. See Note 22,  “Subsequent Events” for a description of this transaction.

SUMMARY OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO SEPTEMBER 30, 2018

REVENUE

Total revenue for the nine months ended September 30, 2019 is presented in the following summary and indicates the changes as compared to nine months ended September 30, 2018:

	Revenue for the	Increase (Decrease)
	Nine Months Ended	Vs. Same Period	Vs. Same Period
	9/30/2019	in 2018	in 2018
Operating Segment	($000's)	($000's)	(%)
Income Properties	$31,361	$3,014	11%
Interest Income from Commercial Loan Investments	908	292	47%
Real Estate Operations	11,677	(12,821)	-52%
Total Revenue	$43,946	$(9,515)	-18%

The decrease in total revenue was primarily the result of the decrease in Real Estate Operations Revenue, partially offset by the increase in Income Property Operations Revenue, the detailed elements of which are outlined in the following tables, respectively:

	Revenue for	Increase (Decrease)
	Nine Months Ended	Vs. Same Period
	9/30/2019	in 2018
Real Estate Operations Revenue	($000's)	($000's)
Land Sales Revenue	$10,900	$(10,921)
Impact Fee and Mitigation Credit Sales	—	(1,251)
Subsurface Revenue	637	(766)
Fill Dirt and Other Revenue	72	71
Agriculture	68	46
Total Real Estate Operations Revenue	$11,677	$(12,821)

	Revenue for	Increase (Decrease)
	Nine Months Ended	Vs. Same Period
	9/30/2019	in 2018
Income Property Operations Revenue	($000's)	($000's)
Revenue from Recent Acquisitions	$7,553	$6,345
Revenue from Recent Dispositions	2,449	(2,576)
Revenue from Remaining Portfolio	19,549	(786)
Accretion of Above Market/Below Market Intangibles	1,810	31
Total Income Property Operations Revenue	$31,361	$3,014

NET INCOME

Net income and basic net income per share for the nine months ended September 30, 2019, compared to the same period in 2018, was as follows:

			Increase (Decrease)
	Nine Months Ended	Nine Months Ended	Vs. Same Period	Vs. Same Period
	9/30/2019	9/30/2018	in 2018	in 2018
Net Income	$18,550,919	$25,371,379	$(6,820,460)	-27%
Basic Earnings Per Share	$3.67	$4.60	$(0.93)	-20%

The above results for the nine months ended September 30, 2019, compared to the same period in 2018, reflected the following significant operating elements in addition to the impacts from the changes in revenues described above:

•

A decrease in total direct cost of revenues of approximately $2.2 million of which approximately $1.5 million is related to real estate operations, for which the land sales during the nine months ended September 30, 2018 had  higher land basis than the land sales during the nine months ended September 30, 2019. Additionally, a decrease of approximately $634,000 was related to a reduction in income property portfolio expenses primarily due to the Multi-Tenant Dispositions;

•

An increase in depreciation and amortization of approximately $421,000 which is primarily due to the increase in the income property portfolio offset by the classification of certain multi-tenant properties and the golf assets comprising the Golf Club as held for sale at the end of 2018 and therefore, those assets are no longer depreciating;

•

A decrease in the gain on disposition of assets of approximately $1.2 million due to the higher gains in the nine months ended September 30, 2018 from the Self-Developed Properties Sale and the Mitigation Bank transaction as compared to the gains in the nine months ended September 30, 2019 from the Multi-Tenant Dispositions and the Wawa Sale;

•	Increased interest expense of approximately $1.8 million resulting from increased borrowings on our credit facility; and
•	A decrease in the loss from discontinued golf operations due primarily to the impairment charge on golf operations of approximately $1.1 million, or $0.15 per share, after tax.

In addition, net income was impacted by a decrease in general and administrative expenses of approximately $299,000 which is summarized as follows:

	G&A Expense	Increase (Decrease)
	Nine Months Ended	Vs. Same Period	Vs. Same Period
	9/30/2019	in 2018	in 2018
General and Administrative Expenses	($000's)	($000's)	(%)
Recurring General and Administrative Expenses	$4,698	$(82)	-2%
Non-Cash Stock Compensation	2,059	602	41%
Shareholder and Proxy Matter Legal and Related Costs	125	(819)	-87%
Total General and Administrative Expenses	$6,882	$(299)	-4%

INCOME PROPERTIES

Total revenue and operating income from our income property operations totaled approximately $31.4 million and $26.3 million, respectively, during the nine months ended September 30, 2019, compared to total revenue and operating income of approximately $28.3 million and $22.7 million, respectively, during the nine months ended September 30, 2018. The direct costs of revenues for our income property operations totaled approximately $5.0 million and $5.7 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in revenues of approximately $3.0 million, or 11%, during the nine months ended September 30, 2019, reflects our expanded portfolio of single-tenant income properties including increases of approximately $6.3 million due to recent acquisitions, offset by decreases of approximately $2.6 million related to the recent Multi-Tenant Dispositions and Self-Developed Properties Sale. Additionally, the revenue related to our remaining portfolio decreased by approximately $786,000 primarily due to the timing of reimbursement revenue. Revenue from our income properties also includes approximately $1.8 million, during the nine months ended September 30, 2019 and 2018, in revenue from the accretion of the below-market lease intangible, of which a significant portion is attributable to the property located in Raleigh, North Carolina, leased to Wells Fargo.

REAL ESTATE OPERATIONS

During the nine months ended September 30, 2019, operating income from real estate operations was approximately $5.2 million on revenues totaling approximately $11.7 million. During the nine months ended September 30, 2018, operating income was approximately $18.5 million on revenues totaling approximately $24.5 million. The decrease in revenue of approximately $12.8 million, or 52%, is primarily attributable to the decrease in the gross sales price from land sales, specifically, the approximately $11.1 million in land sales revenue during the nine months ended September 30, 2019 versus the approximately $22.6 million in land sales revenue during the nine months ended September 30, 2018. The decrease in direct costs of revenues of approximately $1.5 million is primarily attributable to the land sales during the nine months ended September 30, 2018 having a higher land basis than the land sales during the nine months ended September 30, 2019.

INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

Interest income from our commercial loan investments totaled approximately $908,000 and $616,000 during the nine months ended September 30, 2019 and 2018, respectively. The Company held two loans during the first part of 2018 prior to their maturities and repayment in June 2018 and August 2018. The Company held no commercial loan investments during 2019 until the new $8.0 million and $8.3 million mortgage loans were originated in June 2019 and July 2019, respectively, as well as the approximately $16.3 million property acquired by the Company leased to The Carpenter Hotel which has been accounted for as a loan pursuant to FASB Topic ASC 842, Leases.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses totaled approximately $6.9 million and $7.2 million for the nine months ended September 30, 2019 and 2018, respectively, a decrease of approximately $299,000. The decrease is primarily related to decreases in costs incurred to address the shareholder and proxy matters of approximately $819,000, which is partially offset by an increase of non-cash stock compensation of approximately $602,000. The increase in non-cash stock compensation includes approximately $160,000 in an Annual Award (previously defined in Note 17, “Stock-Based

Compensation”) to non-employee directors.

GAINS ON DISPOSITION OF ASSETS AND IMPAIRMENT CHARGES

During the nine months ended September 30, 2019, three multi-tenant income properties, which were classified in Assets Held for Sale as of December 31, 2018, were disposed of. Additionally, one single-tenant property was disposed of. The Wawa Sale was completed in August 2019 at a sale price of approximately $2.8 million for a gain of approximately $2.1 million, or approximately $0.33 per share, after tax. The Peterson Sale was completed in June 2019 at a sales price of approximately $37.0 million for a gain of approximately $9.0 million, or approximately $1.36 per share, after tax. The Grove Sale was completed in May 2019 at a sales price of approximately $18.25 million for a gain of approximately $2.8 million, or approximately $0.42 per share, after tax. The Whole Foods Sale was completed in February 2019 at a sales price of approximately $24.62 million for a gain of approximately $6.9 million, or approximately $0.96 per share, after tax. These sales continue the Company’s objective of transitioning the income property portfolio to primarily single-tenant net lease properties.

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

There were no impairment charges during the nine months ended September 30, 2019 or 2018 on the Company’s undeveloped land or its income property portfolio.

INTEREST EXPENSE

Interest expense totaled approximately $9.2 million and $7.4 million for the nine months ended September 30, 2019 and 2018, respectively. The increase of approximately $1.8 million is primarily the result of increased borrowings on the Company’s credit facility for recent investment activity.

DISCONTINUED GOLF OPERATIONS SEGMENT

As of September 30, 2019 and December 31, 2018, the assets comprising the golf operations segment have been classified as held for sale in the accompanying consolidated balance sheets and the results of golf operations segment have been classified as discontinued operations in the accompanying consolidated statements of income for the nine months ended September 30, 2019 and 2018.

Revenues from golf operations segment totaled approximately $3.9 million and $3.7 million for the nine months ended September 30, 2019 and 2018, respectively. The total direct cost of golf operations segment revenues totaled approximately $4.7 million and $4.3 million for the nine months ended September 30, 2019 and 2018, respectively. The Company’s golf operations segment had a net operating loss before depreciation and income taxes of approximately $793,000 and approximately $643,000 during the nine months ended September 30, 2019 and 2018, respectively. The results for the nine months ended September 30, 2019 were negatively impacted by capital improvements of approximately $236,000 and survey costs of approximately $130,000 that were expensed as incurred. Additionally, an impairment charge on golf operations of approximately $1.1 million was recorded during the three months ended September 30, 2018, with no such impairment during the three months ended September 30, 2019.

In October 2019, the Company completed the sale of the Golf Club. See Note 22,  “Subsequent Events” for a description of this transaction.

LIQUIDITY AND CAPITAL RESOURCES

Restricted cash totaled approximately $6.2 million at September 30, 2019 of which approximately $2.7 million is being held in a separate escrow account to be reinvested through the like-kind exchange structure into other income properties; approximately $1.1 million is being held in an entitlement and interest reserve for the $8.0 million first mortgage loan investment originated in June 2019; approximately $160,000 is being held in an interest reserve for the $8.3 million first mortgage loan originated in July 2019; approximately $989,000 is being held in two separate escrow accounts related to two separate land transactions which closed in February 2017 and March 2018; approximately $248,000 is being held in a capital replacement reserve account in connection with our financing of six income properties with Wells Fargo Bank, NA (“Wells Fargo”); and approximately $1.1 million is being held in a general tenant improvement reserve account with Wells Fargo in connection with our financing of the property located in Raleigh, NC leased to Wells Fargo.

Our total cash balance at September 30, 2019, reflected cash flows provided by our operating activities totaling approximately $16.7 million during the nine months ended September 30, 2019, compared to the prior year’s cash flows provided by operating activities totaling approximately $22.6 million in the same period in 2018, a decrease of approximately $5.9 million.

Our cash flows used in investing activities totaled approximately $27.3 million for the nine months ended September 30, 2019, compared to the prior year’s cash flows provided by investing activities totaling approximately $3.1 million for the nine months ended September 30, 2018, a decrease of cash of approximately $30.4 million. The decrease is primarily related to proceeds of approximately $80.3 million of cash received by the Company during the nine months ended September 30, 2019, which consisted of the cash received from the Multi-Tenant Dispositions and the Wawa Sale, versus the approximately $26.4 million of cash received during the nine months ended September 30, 2018 from the Self-Developed Properties Sale and the Mitigation Bank transaction. This increase in proceeds from dispositions of approximately $53.9 million was partially offset by the cash outflows used for income property acquisitions and loan originations of approximately $107.6 million and $29.4 million during the nine months ended September 30, 2019 and 2018, respectively, an increase in total investment activity of approximately $78.2 million.

Our cash flows provided by financing activities totaled approximately $164,000 for the nine months ended September 30, 2019, compared to the prior year’s cash flows used in financing activities totaling approximately $24.9 million for the nine months ended September 30, 2018, an increase in cash provided by financing activities of approximately $25.1 million. The increase in cash provided by financing activities is primarily related to net borrowings on long-term debt of approximately $33.6 million during the nine months ended September 30, 2019, versus net repayments on long-term debt totaling approximately $19.5 million during the nine months ended September 30, 2018, for a net increase in cash received related to our long-term debt of approximately $53.1 million. Offsetting the impact of our net borrowings was the use of funds of approximately $31.1 million of stock buybacks during the nine months ended September 30, 2019, versus approximately $4.0 million of stock buybacks during the same period in 2018, an increase in cash outflows for stock buybacks of approximately $27.1 million.

Our long-term debt balance, at face value, totaled approximately $283.9 million at September 30, 2019, representing an increase of approximately $33.6 million from the face value balance of approximately $250.3 million at December 31, 2018. The increase was primarily due to the approximately $33.6 million in net borrowings on our revolving credit facility.

As of September 30, 2019, the Company’s outstanding indebtedness, at face value, was as follows:

	Face	Maturity	Interest
	Value Debt	Date	Rate
Credit Facility	$154,845,349	May 2023	30 ‑day LIBOR plus 1.35% -1.95%
Mortgage Note Payable (originated with Wells Fargo) (1)	30,000,000	October 2034	4.330%
Mortgage Note Payable (originated with Wells Fargo) (2)	24,056,283	April 2021	30 ‑day LIBOR plus 1.90%
4.50% Convertible Senior Notes due 2020, net of discount	75,000,000	March 2020	4.500%
Total Long-Term Face Value Debt	$283,901,632

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

At September 30, 2019, the current commitment level under the Credit Facility was $200.0 million. The available borrowing capacity under the Credit Facility was approximately $36.9 million, based on the level of borrowing base assets. As of September 30, 2019, the Credit Facility had a $154.8 million balance outstanding.

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

Convertible Debt. The Company’s $75.0 million aggregate principal amount of 4.50% Convertible Notes will mature on March 15, 2020, unless earlier purchased or converted. The initial conversion rate was 14.5136 shares of common stock for each $1,000 principal amount of Convertible Notes, which represented an initial conversion price of approximately $68.90 per share of common stock. Since July of 2016, when the Company’s Board of Directors implemented a quarterly dividend in place of the previous semi-annual dividend and subsequent increases to the quarterly dividend, the conversion rate has been adjusted with each successive quarterly dividend and is currently, after the third quarter 2019 dividend, equal to 14.6571 shares of common stock for each $1,000 principal amount of Convertible Notes, which represents an adjusted conversion price of approximately $68.23 per share of common stock.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Convertible Notes for conversion prior to December 15, 2019, except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of Convertible Notes, or specified corporate events including a change in control of the Company. The Company may not redeem the Convertible Notes prior to the stated maturity date and no sinking fund is provided for the Convertible Notes. The Convertible Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Convertible Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Convertible Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Convertible Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Convertible Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Convertible Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized into interest expense through the maturity date of the Convertible Notes. As of September 30, 2019, the unamortized debt discount of our Convertible Notes was approximately $641,000.

The Company was in compliance with all of its debt covenants as of September 30, 2019, but for a covenant in its Credit Facility that pertains solely to the Company’s stock buyback program. The covenant, set forth in Section 8.8(n) of the Credit Facility, is a secondary fixed charge coverage ratio which incorporates stock buyback activity and incremental land sales, on a rolling twelve-month basis, into the fixed charge coverage ratio and requires that a 1.5x ratio be maintained (the “Buyback Fixed-Charge Coverage Ratio”). As of September 30, 2019, the Buyback Fixed-Charge Coverage Ratio was below the required 1.5x due primarily to (i) the Company’s second quarter 2019 stock buyback activity, including the significant share repurchase transaction in April 2019 in connection with the liquidation by the Company’s then-largest shareholder of its position in Company stock, and (ii) certain land sales transactions anticipated for the third quarter of 2019 not having occurred. The Credit Facility lenders executed a written waiver of the Buyback Fixed-Charge Coverage Ratio covenant effective as of September 30, 2019. Based on the Company’s closing of the Land Venture Transaction (as defined in Note 22, “Subsequent Events”), the Company estimates that it will be in compliance with this covenant through year-end 2019. The Company was in compliance with all of its debt covenants as of December 31, 2018.

Acquisitions and Investments. During the nine months ended September 30, 2019, the Company acquired nine single-tenant income properties for a purchase price of approximately $90.0 million, or an acquisition cost of approximately $90.6 million including capitalized acquisition costs. Of the total acquisition cost, approximately $27.8 million was allocated to land, approximately $37.7 million was allocated to buildings and improvements, approximately $9.2 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and approximately $0.4 million was allocated to intangible liabilities for the below market lease value. The remaining approximately $16.3 million was classified as a commercial loan investment as described below and in Note 6, “Commercial Loan Investments.” The weighted average amortization period for the intangible assets and liabilities was approximately 9.8 years at acquisition.

The properties acquired during the nine months ended September 30, 2019 are described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Property Acres	Purchase Price	Percentage Leased	Remaining Lease Term at Acquisition Date (in years)
Hobby Lobby Stores, Inc.	Single-Tenant	Winston-Salem, NC	05/16/19	55,000	7.6	$8,075,000	100%	10.9
24 Hour Fitness USA, Inc.	Single-Tenant	Falls Church, VA	05/23/19	46,000	3.1	21,250,000	100%	8.6
Walgreen Co.	Single-Tenant	Birmingham, AL	06/05/19	14,516	2.1	5,500,000	100%	9.8
Family Dollar Stores of Massachusetts, Inc.	Single-Tenant	Lynn, MA	06/07/19	9,228	0.7	2,100,000	100%	4.8
Walgreen Co.	Single-Tenant	Albany, GA	06/21/19	14,770	3.6	3,634,000	100%	13.6
Carpenter Hotel (1)	Single-Tenant	Austin, TX	07/05/19	N/A	1.4	16,250,000	100%	99.1
General Dynamics Corporation	Single-Tenant	Reston, VA	07/12/19	64,319	3.0	18,600,000	100%	9.9
Live Nation Entertainment, Inc.	Single-Tenant	East Troy, WI	08/30/19	N/A	158.3	7,500,000	100%	10.6
Party City Corporation	Single-Tenant	Oceanside, NY	09/24/19	15,500	1.2	7,120,000	100%	10.2
	Total / Weighted Average			219,333		$90,029,000		25.9

(1)The ground lease with The Carpenter Hotel includes two tenant repurchase options. Pursuant to FASB ASC Topic 842, Leases, the $16.25 million investment has been recorded in the accompanying consolidated balance sheet as of September 30, 2019 as a commercial loan investment. See Note 6, “Commercial Loan Investments.”

The Company’s guidance for 2019 investments in income-producing properties totaled between $80 million and $120 million. Although we have achieved the low end of the range of guidance, the Company anticipates additional investments in income-producing properties which we expect to fund utilizing available capacity under our credit facility, cash from operations, proceeds from land sales transactions, possibly the proceeds from the dispositions of income properties, and potentially the proceeds from the sale of all or a portion of our Subsurface Interests, each of which we expect will qualify under the like-kind exchange deferred-tax structure, and additional financing sources.

Dispositions. One single-tenant income property was disposed of during the three and nine months ended September 30, 2019 as follows:

•

On August 7, 2019, the Company sold its 1.56-acre outparcel subject to a ground lease with Wawa located in Winter Park, Florida for approximately $2.8 million (the “Wawa Sale”). The property is an outparcel to the Grove at Winter Park which the Company sold in May 2019. The gain on the Wawa Sale totaled approximately $2.1 million, or approximately $0.33 per share, after tax.

Additionally, three multi-tenant income properties, which were classified in Assets Held for Sale as of December 31, 2018, were disposed of during the nine months ended September 30, 2019 (the “Multi-Tenant Dispositions”) as described below. The Multi-Tenant Dispositions continue the Company’s objective of transitioning the income property portfolio to primarily single-tenant net lease properties.

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

Capital Expenditures. In connection with the Golf Course Land Purchase,  each year the Company is obligated to pay the City additional consideration in the amount of an annual surcharge of $1 per golf round played (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharges paid equal to $700,000. The maximum amount of $700,000 represents contingent consideration and was recorded as an increase in Golf Buildings, Improvements, and Equipment and Accrued and Other Liabilities in the accompanying consolidated balance sheets during the year ended December 31, 2017. The first two annual payments of $70,000 each were made in January of 2018 and January of 2019, leaving a remaining commitment of $560,000 as of

September 30, 2019. As more fully described in Note 22, “Subsequent Events,” in connection with the Company’s sale of the Golf Club in October 2019, the Company paid the remaining $560,000 to the City leaving no remaining commitment as of October 18, 2019.

As of September 30, 2019, we have no other contractual requirements to make capital expenditures.

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 was accrued as of December 31, 2015, for which payment was made during the quarter ended September 30, 2016. Also, during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to approximately 148.4 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs, and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of September 30, 2016, the final proposal from the Company’s third-party environmental engineer was received reflecting a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the second quarter of 2016. During the first quarter of 2019, the Company received a revised estimate for completion of the restoration work for which the adjusted final total cost was approximately $2.4 million. Accordingly, an increase in the accrual of approximately $361,000 was recorded during the first quarter of 2019. The Company has funded approximately $2.2 million of the total $2.4 million of estimated costs through September 30, 2019, leaving a remaining accrual of approximately $166,000. The Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately $166,000 could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimates.

During the first quarter of 2017, the Company completed the sale of approximately 1,581 acres of land to Minto Communities LLC which acreage represents a portion of the Company’s remaining $713,000 obligation. Accordingly, the Company deposited $423,000 of cash in escrow to secure performance on the obligation. The funds in escrow can be drawn upon completion of certain milestones including completion of restoration and annual required monitoring. The first such milestone was achieved during the fourth quarter of 2017 and $189,500 of the escrow was refunded. The second milestone related to the completion of the first-year maintenance and monitoring was achieved during the first quarter of 2019 and $77,833 of the escrow was refunded leaving an escrow balance of approximately $156,000 as of September 30, 2019. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. Resolution of this matter allowed the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. As of September 30, 2017, the Company determined that approximately 36 mitigation credits were required to be utilized, which represents approximately $298,000 in cost basis of the Company’s mitigation credits. Accordingly, the Company transferred the mitigation credits through a charge to direct cost of revenues of real estate operations during the three months ended September 30, 2017, thereby resolving the required mitigation activities related to the approximately 54.66 acres. In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the Company to utilize or acquire mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract. No amounts related to such potential future costs have been accrued as of September 30, 2019.

We believe we will have sufficient liquidity to fund our operations, capital requirements, and debt service requirements over the next twelve months and into the foreseeable future, with our cash on hand, cash flow from our operations, and cash from the completion of 1031 like-kind exchanges, which as of September 30, 2019 totaled approximately $2.7 million, and the available borrowing capacity of approximately $36.9 million under the Credit Facility, based on the level of borrowing base assets, as of September 30, 2019.

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

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2018. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. During the three months ended September 30, 2019, there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our credit facility, as this facility carries a variable rate of interest. Our borrowings on our $200.0 million revolving credit facility bear a variable rate of interest based on the 30-day LIBOR plus a rate of between 135 basis points and 195 basis points based on our level of borrowing as a percentage of our total asset value. As of September 30, 2019, the outstanding balance on our credit facility was approximately $154.8 million. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by approximately $1.5 million. The $24.1 million mortgage loan which closed on April 15, 2016, bears a variable rate of interest based on the 30-day LIBOR plus a rate of 190 basis points. The interest rate for this mortgage loan has been fixed through the use of an interest rate swap that fixed the rate at 3.17%. By virtue of fixing the variable rate, our exposure to changes in interest rates is minimal but for the impact on Other Comprehensive Income. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of September 30, 2019, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the nine months ended September 30, 2019, which were not previously reported.

The following share repurchases were made during the nine months ended September 30, 2019, with no repurchases occurring during the three months ended September 30, 2019:

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

(1)

In January of 2019, the Company’s Board of Directors approved an increase of $10 million to the stock repurchase program, refreshing the total program to an aggregate of $10 million. The current buyback program does not have an expiration date and was substantially complete as of June 30, 2019.

(2)

In April of 2019, the Company acquired 320,741 shares for approximately $18.4 million outside the Company’s $10 million buyback program. The transaction is more fully described in Note 12, “Treasury Stock.”

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

On October 16, 2019, the Company closed on the sale of a controlling interest in a wholly-owned entity that holds the Company’s remaining land portfolio of approximately 5,300 acres (the “Land Venture”), including the land parcels the Company currently has under contract, to certain funds managed by Magnetar Capital (“Magnetar”) for total proceeds to the Company of approximately $97.0 million (the “Land Venture Transaction”). The Land Venture is governed by the Amended and Restated Limited Liability Company Operating Agreement (the “LLC Agreement”), among the Company and the Magnetar Investors.  As a result of the closing of the Purchase Agreement, the Magnetar Investors collectively own a notional 66.50% interest in the Land Venture, and the Company owns a notional 33.50% interest in the Land

Venture. The Company may, in the future, receive additional proceeds from the Land Venture in the form of distributions under certain circumstances, based upon the timing and amount realized when the land is ultimately sold by the Land Venture. There can be no assurance as to the likelihood or receiving such distributions, or the amount or timing thereof. The Company filed a current report on Form 8-K on October 22, 2019, as amended, which provides a description of the Land Venture Transaction and related transactional documents in greater detail and includes as exhibits the Purchase Agreement and the LLC Agreement.

On October 23, 2019, the Company announced its intention to sell or contribute 20 of its single-tenant net least income properties to a newly formed independent single-tenant net lease real estate investment trust (“REIT”), Alpine Income Property Trust, Inc. (“Alpine” or “PINE”). The Company has sponsored Alpine prior to its planned initial public offering (the “PINE IPO”). Alpine was formed by CTO as a single-tenant net lease REIT and its IPO is intended to raise the necessary capital to acquire 15 of the 20 assets for approximately $125.9 million in cash and as part of Alpine’s formation the Company will contribute 5 of the income properties in exchange for approximately 1.2 million units in Alpine’s operating partnership (“OP Units”), with an estimated value of approximately $24.5 million based on the current expected mid-point of the price range of the PINE IPO. CTO intends to invest $7.5 million in the common stock in PINE through a private placement concurrent with the PINE IPO. Following completion of the PINE IPO and related formation transactions, CTO expects to own approximately 17.5% of PINE based on the Company’s aggregate ownership of OP Units, approximately 13.4%, and the PINE shares, approximately 4.1%, purchased in the private placement. A wholly-owned subsidiary of the Company will serve as external manager of PINE subject to a management agreement that provides for an annual base management fee equal to 1.5% of the total equity of PINE and with the opportunity to earn an incentive fee that is based on exceeding a set total return for PINE’s shareholders.

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

CONSOLIDATED-TOMOKA LAND CO.
(Registrant)

October 23, 2019	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

October 23, 2019	By:	/s/ Mark E. Patten
Mark E. Patten, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)