Form 10-K
period 2019-12-31
CONSOLIDATED TOMOKA LAND CO
filed 2020-03-06
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

At June 30, 2019, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $282,627,143 based upon the last reported sale price on the NYSE American on June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter. The determination of affiliate status is solely for the purpose of this report and shall not be construed as an admission for the purposes of determining affiliate status.

The number of shares of the registrant’s Common Stock outstanding on February 28, 2020 was 4,794,923.

Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of Consolidated- Tomoka Land Co.’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

When we refer to “we,” “us,” “our,” or “the Company,” we mean Consolidated-Tomoka Land Co. and its consolidated subsidiaries. References to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Consolidated-Tomoka Land Co. included in Item 8 of this Annual Report on Form 10-K. Statements contained in this Annual Report on Form 10-K, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Also, when the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Management believes the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions. However, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update or revise such forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.  The risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements, include, but are not limited to, the following:

•	we are subject to risks related to the ownership of commercial real estate that could affect the performance and value of our properties;
•	our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could materially and adversely affect us;
•	competition that traditional retail tenants face from e-commerce retail sales, or the integration of brick and mortar stores with e-commerce retail operators, could adversely affect our business;
•

we operate in a highly competitive market for the acquisition of income properties and more established entities or other investors may be able to compete more effectively for acquisition opportunities than we can;

•	the loss of revenues from our income property portfolio or certain tenants would adversely impact our results of operations and cash flows;
•

our revenues include receipt of management fees and potentially incentive fees derived from our provision of management services to Alpine Income Property Trust, Inc. (“PINE”) and the loss or failure, or decline in the business or assets, of PINE could substantially reduce our revenues;

•

there are various potential conflicts of interest in our relationship with PINE, including our executive officers and/or directors who are also officers and/or directors of PINE, which could result in decisions that are not in the best interest of our stockholders;

•

a prolonged downturn in economic conditions could adversely impact our business, particularly with regard to our ability to maintain revenues from our income-producing assets and our ability to monetize parcels of land in Crisp39 SPV LLC (the “Land JV”);

•	a part of our investment strategy is focused on investing in commercial loan investments which may involve credit risk;
•	we may suffer losses when a borrower defaults on a loan and the value of the underlying collateral is less than the amount due;
•	the Company’s real estate investments are generally illiquid;
•

if we are not successful in utilizing the like-kind exchange structure in deploying the proceeds from dispositions of income properties, or our like-kind exchange transactions are disqualified, we could incur significant taxes and our results of operations and cash flows could be adversely impacted;

•	the Company may be unable to obtain debt or equity capital on favorable terms, if at all, or additional borrowings may impact our liquidity or ability to monetize any assets securing such borrowings;
•	servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to service or pay our debt;
•	our operations and properties could be adversely affected in the event of natural disasters, pandemics, or other significant disruptions; and
•

we may encounter environmental problems which require remediation or the incurrence of significant costs to resolve, which could adversely impact our financial condition, results of operations, and cash flows.

The Company describes the risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part I, Item 1A of this Annual Report on Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A), and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Part II, Item 7).

ITEM 1.              BUSINESS

Recent Developments Impacting our Business

During the fourth quarter of 2019, the Company, a Florida corporation, completed the following transactions that were transformational to the Company and its operating results for the year ended December 31, 2019 and meaningful to its ongoing operations in the periods subsequent to December 31, 2019:

•	Land JV Transaction

On October 16, 2019,  the Company completed the sale of a controlling interest in its wholly-owned subsidiary, Crisp39 SPV LLC to affiliates of Magnetar Capital LLC (the “Magnetar Land Sale”); (i) Flacto, LLC (“Flacto”); (ii)  Magnetar Longhorn Fund LP (“Longhorn”); and (iii) Magnetar Structured Credit Fund, LP (“Magnetar SCF” and collectively with Flacto and Longhorn, the “Magnetar Investors”)  pursuant to an Interest Purchase Agreement (the “Purchase Agreement”), for $97 million. Crisp39 SPV LLC holds the approximately 5,300 acres of undeveloped land in Daytona Beach, Florida (the “Land JV”). Following the closing of the Purchase Agreement, the Magnetar Investors collectively own a notional 66.50% equity interest in the Land JV, and the Company owns a notional 33.50% equity interest in the Land  JV (collectively, the Company and the Magnetar Investors are herein referred to as the “JV Partners”).  The transaction resulted in a gain of approximately $78.6 million, or approximately $12.21 per share, after tax, on the sale of the 66.50% equity interest in the Land JV, and a non-cash gain of approximately $48.9 million on the Company’s retained interest in the Land JV, or approximately $7.59 per share, after tax.

The Company serves as the manager (the “Manager”) of the Land JV and is responsible for day-to-day operations at the direction of the JV Partners. All major decisions and certain other actions must be approved by the unanimous consent of the JV Partners (the “Unanimous Actions”). Unanimous Actions include the approval of pricing for all land parcels in the Land JV; approval of contracts for the sale of land that contain material revisions to the standard purchase contract of the Land JV; entry into any lease agreement affiliated with the Land JV;  entering into listing or brokerage agreements; approval and amendment of the Land JV’s operating budget; obtaining financing for the Land JV; admission of additional members; and dispositions of the Land JV’s real property for amounts less than market value. Pursuant to the Limited Liability Company of the Land JV will pay the Manager a management fee in the initial amount of $20,000 per month, which amount will be evaluated on a quarterly basis and reduced based on the value of real property that remains in the Land JV.

As a result of the Magnetar Land Sale, the Company has effectively divested all of its land holdings and as such the impact of the occurrence of land sales, which had been a primary element of the Company’s business for virtually its entire history, has been essentially eliminated. Consequently, the operations associated with our land holdings were treated as discontinued operations and accordingly the revenues and expenses that had been presented within the Company’s real estate operations segment in prior periods were reclassified in the statement of operations for the year ended December 31, 2019 and all prior periods presented. In addition, the need for utilizing the 1031 like-kind exchange structure to deploy proceeds from land sales into replacement assets, primarily income properties, has also been reduced substantially.

•	Alpine Income Property Trust, Inc. (NYSE: PINE)

On November 26, 2019, as part of the initial public offering (the “IPO”) of Alpine Income Property Trust, Inc. (“PINE”) on the New York Stock Exchange, the Company and certain of its affiliates entered into purchase and sale agreements with PINE and Alpine Income Property OP, LP (the “PINE OP”), pursuant to which the Company and such affiliates sold, and PINE or the PINE OP purchased, 15 properties for aggregate cash consideration of $125.9 million (collectively, the “Purchase and Sale Transaction”). In addition, the Company and certain of its affiliates entered into contribution agreements with the PINE OP, pursuant to which the Company and such affiliates contributed to the PINE OP five properties (the “Contributed Properties”) for an aggregate of 1,223,854 OP units of the PINE OP (the “OP Units”), which have an initial value of approximately $23.3 million (the “Contribution Transaction”), and collectively with the Purchase and Sale Transaction, (the “PINE Income Property Sale Transactions”). The PINE Income Property Sale Transactions resulted in a gain of approximately $1.0 million, or approximately $0.16 per share, after tax.

Concurrently with the PINE Income Property Sale Transactions, the Company purchased 394,737 shares of PINE common stock for a total purchase price of $7.5 million (the “Private Placement”). Also, on November 26, 2019, the Company purchased 421,053 shares of PINE common stock in the IPO for a total purchase price of $8.0 million

(the “IPO Purchase” and together with the Private Placement, the “Equity Transactions”). Including the Company’s investment in PINE as a result of receiving 1,223,854 OP Units, the Company owns, in the aggregate, approximately 2.04 million shares of PINE common stock, or approximately 22.3% of PINE’s total shares outstanding.

In addition to the PINE Income Property Sale Transactions, the PINE IPO was significant for the Company and our business because concurrent with the PINE IPO, the Company entered into a management agreement with PINE (the “Management Agreement”) pursuant to which the Company is responsible for managing, operating, and administering the day-to-day operations, business and affairs of PINE, subject to the direction and supervision of PINE’s board of directors (the “PINE Board”) and in accordance with the investment guidelines approved and monitored by the PINE Board. Pursuant to the Management Agreement, PINE agreed to pay the Company a base management fee equal to 0.375% per quarter (or 1.5% annually) of PINE’s “total equity” (as defined in the Management Agreement) calculated and payable in cash, quarterly in arrears. Based on the equity raised in PINE’s IPO and the Private Placement, the initial base management fee would approximate $2.6 million. In addition, we have the ability to earn an incentive fee based on PINE’s shareholders achieving an annual return that exceeds an 8% annual hurdle, subject to a high-water mark price. The amount of the incentive fee would equal 15% of the amount by which the PINE shareholders annual return exceeds 8% in any given year.  The initial term of the Management Agreement is five (5) years and the Management Agreement cannot be terminated by either party during the initial term except for certain definitive events which pertain primarily to our default or lack of performance. We also entered into an exclusivity and right of first offer agreement (the “Exclusivity and ROFO Agreement”) with PINE at the date of its IPO. Pursuant to the Exclusivity and ROFO Agreement, the Company agreed not to invest in single-tenant net lease income properties, with limited exceptions. Further, the Company agreed to provide PINE with a right of first offer should the Company decided to sell any of its remaining portfolio of single-tenant net leased income properties in the future.

•	Golf Operations

On October 17, 2019, the Company sold its interest in the golf operations for $3.45 million (the “Golf Sale”), resulting in no gain on the transaction. The Company provided the buyer with financing in the form of an approximately $2.1 million first mortgage loan with a term of one year. As a result of the sale of the golf operations, the Company is no longer engaged in the ownership and operation of LPGA or any other golf club business.

Our Business

We are a diversified real estate operating company that was founded in 1910. As of December 31, 2019, we own and manage, sometimes utilizing third-party property management companies, thirty-four commercial real estate properties in eleven states in the United States, with approximately 1.8 million square feet of gross leasable space. These thirty-four properties in our portfolio comprise our income property operations segment.

In addition to our income property portfolio, as of December 31, 2019, or business included the following:

Management Services:

•	A fee-based management business that is engaged in managing PINE and the Land JV, see Note 5, “Related Party Management Services Business”.

Commercial Loan Investments:

•	A portfolio of commercial loan investments.

Real Estate Operations:

•	A portfolio of mineral interests consisting of approximately 455,000 subsurface acres in 20 counties in the state of Florida and a portfolio of mitigation credits;
•	A retained interest in the Land JV which is seeking to sell approximately 5,300 acres of undeveloped land in Daytona Beach, Florida; and
•

An interest in a joint venture (the “Mitigation Bank JV”) that owns an approximately 2,500 acre parcel of land in the western part of Daytona Beach, Florida which is engaged in the operation of a mitigation bank, which, pursuant to a mitigation plan approved by the applicable state and federal authorities, produces mitigation credits that are marketed and sold to developers of land in the Daytona Beach area for the purpose of enabling the developers to obtain certain regulatory permits.

Our business also includes, as outlined above, our investment in PINE of approximately $38.8 million resulting from the Equity Transactions, or approximately 22.3% of the PINE’s outstanding equity, including the OP Units which are exchangeable into common stock of PINE on a one-for-one basis, at PINE’s election. Our investment in PINE should generate investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in Investment Income on the accompanying statement of operations.

Prior to 2019, the Company operated in four primary business segments: income properties, commercial loan investments, real estate operations, and golf operations. During the fourth quarter of 2018, the Company commenced efforts to monetize the golf operations and accordingly, as of December 31, 2018, the golf assets and liabilities related to the golf operations were classified as held for sale in the accompanying consolidated balance sheets and the results of golf operations were classified as discontinued operations in the accompanying consolidated statements of income for all years presented. The golf operations segment, although discontinued in 2018, held assets as of December 31, 2018. Accordingly, the identifiable assets and liabilities have been disclosed separately as discontinued golf operations for the years presented.

As a result of the significant transactions during the fourth quarter of 2019, including the Land JV transaction, the PINE Income Property Sale Transactions, and the Golf Sale, the Company’s segment structure has been modified to more closely align with the continuing operations of the Company. The Company now operates in four primary business segments: income properties, management services, commercial loan investments, and real estate operations. The new management services segment consists of the revenue generated from managing PINE and the Land JV. The management services segment had no assets as of December 31, 2019, 2018, or 2017. The real estate operations segment previously included land sales from the Daytona Beach land portfolio as well as revenue and expenses related to the sale of mitigation credits and subsurface operations. Upon the completion of the Land JV transaction in the fourth quarter of 2019, the real estate operations related to land sales have been classified as discontinued operations in the accompanying consolidated statements of income for the years ended December 31, 2019, 2018, and 2017 and the continuing real estate operations segment remaining consists of subsurface operations and mitigation credit sales. The identifiable assets and liabilities related to the discontinued real estate operations have been separately disclosed as discontinued real estate operations for the years presented.

The following is a summary of financial information regarding the Company’s business segments (amounts in thousands) for the years ended December 31:

	2019	2018	2017
Revenues of each segment are as follows:
Income Properties	$41,956	$40,076	$31,407
Management Services	304	—	—
Commercial Loan Investments	1,829	616	2,053
Real Estate Operations	852	2,966	5,191
Total Revenues	$44,941	$43,658	$38,651
Operating income from Continuing Operations before income tax for each segment is as follows:
Income Properties	$34,956	$31,906	$24,489
Management Services	304	—	—
Commercial Loan Investments	1,829	616	2,053
Real Estate Operations	748	2,375	3,770
General and Corporate Expense	(9,818)	(9,785)	(10,253)
Depreciation and Amortization	(15,797)	(15,762)	(12,314)
Gain on Disposition of Assets	21,977	22,035	—
Total Operating Income	$34,199	$31,385	$7,745
Identifiable assets of each segment are as follows:
Income Properties	$464,285	$492,094	$388,603
Commercial Loan Investments	35,742	—	11,964
Real Estate Operations	65,555	14,316	4,416
Discontinued Real Estate Operations	833	20,972	38,880
Discontinued Golf Operations	—	4,462	6,262
Corporate and Other (1)	136,871	24,486	16,005
Total Assets	$703,286	$556,330	$466,130

(1)	Corporate and Other assets includes all other corporate assets, including cash, restricted cash, and investment securities.

BUSINESS PLAN

Our business plan going forward is primarily focused on investing in income-producing real estate, primarily multi-tenant commercial retail properties occupied by retail or office tenants. We may also self-develop multi-tenant income properties, as we have done in the past. We may also invest in commercial loans or similar financings secured by commercial real estate. Our investment in multi-tenant income properties, and possibly single-tenant net lease assets that fall outside our Exclusivity and ROFO agreement with PINE, may utilize proceeds from the sale of an income property currently in our portfolio and because our tax basis in property likely carries a tax basis from the low-basis land parcel we sold to by the existing property, we may seek to have the sale of the existing income property qualify for income tax deferral through the like-kind exchange provisions under Section 1031 of the Internal Revenue Code. The low tax basis in our income property portfolio is the result of us having acquired the original land primarily in the early part of our 100 plus year history. Utilizing the like-kind exchange structure allows us to continue to defer the related income taxes on the original gains from the land sales and possibly the gains achieved on the sale of the original replacement property or properties. Generally, in order to utilize the like-kind exchange structure, we are prohibited from engaging in activities that are typically indicative of the developer of an income property or a dealer in income property sales. Our approach in investing in income-producing real estate is to use leverage, when appropriate or necessary, to fund our acquisitions and to help achieve our business objectives. Our use of leverage in acquiring income-producing real estate is intended to provide positive returns relative to our borrowing costs. We believe this enhances our Company’s income-generating real estate asset base while keeping us cash flow positive.

Our investment strategy seeks to acquire income properties, primarily multi-tenants,  which will continue to broaden the credit base of our lease tenants, diversify our income property portfolio geographically, with an emphasis on major markets and growth markets in the U.S., and diversify the type of income-producing property. We may selectively choose to complete the development of an income property investment.

Proceeds from completed sales of income properties supply us with investible capital. Our access to sources of debt financing, particularly our borrowing capacity under our Credit Facility, also provide a source of capital for our investment strategy. Our strategy is to utilize leverage, when appropriate and necessary, and potentially proceeds from sales of income properties, the disposition or payoffs of our commercial loan investments, and certain transactions involving our Subsurface Interests, to acquire income properties. We may also acquire or originate commercial loan investments, invest in securities of real estate companies, or make other shorter-term investments. Our targeted investment classes may include the following:

•	Multi-tenant office and retail properties in major metropolitan areas and growth markets, typically stabilized;
•

Single-tenant retail and office, double or triple net leased, properties in major metropolitan areas and growth markets that are compliant with our commitments under the Exclusivity and ROFO agreement;

•	Purchase or origination of ground leases, that are compliant with our commitments under the Exclusivity and ROFO agreement;
•	Self-developed properties comprised of select retail and office;
•	Joint venture development using land owned by the Land JV;
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

Our investments in income-producing properties are typically subject to long-term leases. For multi-tenant properties, each tenant typically pays its proportionate share of the aforementioned operating expenses of the property, although for such properties we typically incur additional costs for property management services. Single-tenant leases are typically in the form of triple or double net leases and ground leases. Triple-net leases generally require the tenant to pay property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance, and capital expenditures.

INCOME PROPERTIES

We have pursued a strategy of investing in income-producing properties, when possible, by utilizing the proceeds from real estate transactions, including the disposition of income properties and transactions involving our Subsurface Interests.

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

During the year ended December 31, 2019, the Company acquired ten single-tenant income properties and one multi-tenant income property, for an aggregate purchase price of approximately $164.7 million as described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Property Acres	Purchase Price	Percentage Leased	Remaining Lease Term at Acquisition Date (in years)
Hobby Lobby Stores, Inc.	Single-Tenant	Winston-Salem, NC	05/16/19	55,000	7.6	$8,075,000	100%	10.9
24 Hour Fitness USA, Inc.	Single-Tenant	Falls Church, VA	05/23/19	46,000	3.1	21,250,000	100%	8.6
Walgreen Co.	Single-Tenant	Birmingham, AL	06/05/19	14,516	2.1	5,500,000	100%	9.8
Family Dollar Stores of Massachusetts, Inc.	Single-Tenant	Lynn, MA	06/07/19	9,228	0.7	2,100,000	100%	4.8
Walgreen Co.	Single-Tenant	Albany, GA	06/21/19	14,770	3.6	3,634,000	100%	13.6
Carpenter Hotel (1)	Single-Tenant	Austin, TX	07/05/19	N/A	1.4	16,250,000	100%	99.1
General Dynamics Corporation	Single-Tenant	Reston, VA	07/12/19	64,319	3.0	18,600,000	100%	9.9
Live Nation Entertainment, Inc.	Single-Tenant	East Troy, WI	08/30/19	N/A	158.3	7,500,000	100%	10.6
Party City Corporation	Single-Tenant	Oceanside, NY	09/24/19	15,500	1.2	7,120,000	100%	10.2
Burlington Stores, Inc.	Single-Tenant	N. Richland Hills, TX	10/28/19	70,891	5.3	11,940,000	100%	9.3
The Strand	Multi-Tenant	Jacksonville, FL	12/09/19	212,402	52.0	62,701,000	95%	9.5
	Total / Weighted Average			502,626		$164,670,000		18.4

(1)The ground lease with The Carpenter Hotel includes two tenant repurchase options. Pursuant to FASB ASC Topic 842, Leases, the $16.25 million investment has been recorded in the accompanying consolidated balance sheet as of December 31, 2019 as a commercial loan investment. See Note 4, “Commercial Loan Investments”.

In addition to the 20 single-tenant net lease properties sold to PINE in November 2019, the Company completed the sale of four other income properties during the year ended December 31, 2019. In February 2019, the Company sold its approximately 59,000 square foot multi-tenant retail property located in Sarasota, Florida that was anchored by a Whole Foods Market grocery store, for approximately $24.6 million. In May 2019, the Company sold its approximately 112,000 square foot retail strip center, anchored by a 24-Hour Fitness, for approximately $18.3 million. In June 2019, the Company sold its approximately 76,000 square foot multi-tenant office property in Santa Clara, California for approximately $37.0 million. And finally, in August of 2019, the Company sold its property that was subject to a ground lease with WaWa for approximately $2.8 million. In aggregate, the four dispositions generated approximately $82.6 million in proceeds with gains recognized of approximately $20.8 million, or approximately $3.06 per share, after tax.

Our current portfolio of twenty-nine (29) single-tenant income properties generates approximately $20.4 million of revenues from straight-line base lease payments on an annualized basis and had a weighted average remaining lease term of 9.1 years as of December 31, 2019. Our current portfolio of five (5) multi-tenant properties generates approximately $8.9 million of revenue from straight-line base lease payments on an annualized basis and had a weighted average remaining lease term of 6.5 years as of December 31, 2019.

As part of our overall strategy for investing in income-producing properties, we have self-developed properties, including five multi-tenant office properties, all of which are located in Daytona Beach, Florida. We sold one these properties in 2016 and the four other properties on March 26, 2018.

We self-developed two single-tenant net lease restaurant properties on a 6-acre beachfront parcel in Daytona Beach, Florida. The development was completed in January of 2018 and rent commenced from both tenants pursuant to their separate leases. On a limited basis, we have acquired and may continue to selectively acquire other real estate, either vacant land or land with existing structures, that we would demolish and develop into additional income properties, possibly in the downtown and beachside areas of Daytona Beach, Florida. Through December 31, 2019, we invested approximately $5.2 million to acquire approximately 6.0 acres in downtown Daytona Beach that is located in an opportunity zone. Specifically, our investments in the Daytona Beach area would target opportunistic acquisitions of select catalyst sites, which are typically distressed, with an objective of having short investment horizons. Should we pursue such acquisitions, we may seek to partner with developers to develop these sites rather than self-develop the properties.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. In the recent past, the Company was pursuing an effort to the monetize certain of our multi-tenant income properties with the Company intending to reinvest the potential proceeds from these dispositions into single-tenant net lease income properties. As a result of that strategy, we sold three multi-tenant income properties during the year ended December 31, 2019. In part, as a result of entering into the Exclusivity and ROFO Agreement, our income property investment strategy will be focused primarily on multi-tenant retail and office properties. We may pursue this strategy, in part, by monetizing certain of our single-tenant properties, and should we do so, we would seek to utilize the 1031 like-kind exchange structure to preserve the tax-deferred gain on the original transaction(s) that pertains to the replacement asset.

As of December 31, 2019, the Company owned twenty-nine single-tenant and five multi-tenant income properties in eleven states. Following is a summary of these properties:

Tenant	City	State	Area (Square Feet)	Year Built
24 Hour Fitness USA, Inc.	Falls Church	VA	46,000	2012
Aspen Development	Aspen	CO	19,596	2015
Bank of America	Monterey	CA	32,692	1982
Wawa (formerly Barnes & Noble)	Daytona Beach	FL	—	Under Construction
Big Lots	Phoenix	AZ	34,512	2000
Big Lots	Germantown	MD	25,589	2000
Burlington Stores, Inc.	N. Richland Hills	TX	70,891	1993
Carpenter Hotel	Austin	TX	—	1949/2018
Carrabba's Italian Grill	Austin	TX	6,528	1994
Chase Bank	Jacksonville	FL	3,614	2017
Chuy's Restaurant & Bar	Jacksonville	FL	7,950	2017
Crabby's Restaurant (formerly Cocina 214)	Daytona Beach	FL	5,780	2018
CVS	Dallas	TX	10,340	2016
Fidelity Investments (affiliate of)	Albuquerque	NM	210,067	2009
Firebirds Wood Fired Grill	Jacksonville	FL	6,948	2017
General Dynamics Corporation	Reston	VA	64,319	1984/2018
Harris Teeter	Charlotte	NC	45,089	1993
LandShark Bar & Grill	Daytona Beach	FL	6,264	2018
Lowe’s Corporation	Katy	TX	131,644	1997
Macaroni Grill	Arlington	TX	8,123	1993
Moe's Southwest Grill	Jacksonville	FL	3,111	2017
Outback Steakhouse	Austin	TX	6,176	1994
PDQ	Jacksonville	FL	3,366	2017
Party City Corporation	Oceanside	NY	15,500	1999/2014
Rite Aid Corp.	Renton	WA	16,280	2006
Staples	Sarasota	FL	18,120	2012
Walgreens	Clermont	FL	13,650	2003
Wawa	Jacksonville	FL	6,267	2017
Wells Fargo	Raleigh	NC	450,393	1996/1997
29 Single-Tenant Properties			1,268,809
7-Eleven	Dallas	TX	4,685	1973
World of Beer/Fuzzy's Taco Shop	Brandon	FL	6,715	2006
Riverside Avenue	Jacksonville	FL	136,856	2003
Westcliff Shopping Center	Fort Worth	TX	136,185	1954
The Strand	Jacksonville	FL	212,402	2017/2018
5 Multi-Tenant Properties			496,843
Total 34 Properties			1,765,652

The weighted average economical and physical occupancy rates of our income properties for each of the last three years on a portfolio basis are as follows:

Year	Single-Tenant Economic / Physical Occupancy	Multi-Tenant Economic / Physical Occupancy
2017	100% / 100%	85% / 85%
2018	100% / 100%	86% / 85%
2019	100% / 100%	82% / 82%

The information on lease expirations of our total income property portfolio for each of the ten years starting with 2020 is as follows:

Year	# of Tenant Leases Expiring	Total Square Feet of Leases Expiring	Annual Rents Expiring (1)	Percentage of Gross Annual Rents Expiring (1)
2020	4	63,150	$1,018,402	3.6%
2021	9	84,261	$1,173,945	4.2%
2022	6	47,430	$1,808,497	6.4%
2023	6	60,211	$966,982	3.4%
2024	4	479,262	$3,192,015	11.4%
2025	1	5,393	$127,055	0.5%
2026	3	22,417	$632,603	2.3%
2027	6	213,853	$3,131,301	11.1%
2028	12	372,570	$7,046,298	25.1%
2029	12	190,916	$4,055,564	14.4%

(1)	Annual Rents consist of the base rent to be received pursuant to each lease agreement, i.e. not on a straight-line basis.

The majority of leases have additional option periods beyond the original term of the lease, which typically are exercisable at the tenant’s option.

We had one tenant that accounted for more than 10% of our consolidated income property revenue during the year ended December 31, 2019. Wells Fargo, who occupied two single-tenant office properties located in Hillsboro, Oregon and Raleigh, North Carolina, accounted for approximately 12.5% of our consolidated revenues during the year ended December 31, 2019. The office property leased to Wells Fargo located in Hillsboro, Oregon was sold as a part of the PINE Income Property Sale Transactions on November 26, 2019. The office property leased to Wells Fargo located in Raleigh, North Carolina also represented 26% of the total square footage of our income property portfolio as of December 31, 2019. A default by this tenant would have a material adverse effect on the Company’s income properties segment and its overall results of operations. We have one other tenant, Fidelity Investments, who represented over 5% of our consolidated revenues during the year ended December 31, 2019, and a large percentage of the square footage of our income property portfolio, but not in excess of 10%.

MANAGEMENT SERVICES

Our business plans also include generating revenue from managing PINE and the Land JV. Pursuant to the Management Agreement, we will generate a base management fee equal to 1.5% of PINE’s total equity. The structure of the base fee provides us with an opportunity for our base fee to grow should PINE’s independent board members determine to raise additional equity capital in the future. We also have an opportunity to achieve additional cash flows as Manager of PINE pursuant to the terms of the incentive fee.

The Company also generates management fees as the Land JV Manager.  Pursuant to the terms of the operating agreement for the Land JV, the initial amount of the management fee is $20,000 per month. The management fee is evaluated quarterly and as land sales occur in the Land JV, the basis for our management fee will be reduced as the management fee is based on the value of real property that remains in the Land JV.

COMMERCIAL LOAN INVESTMENTS

Our investments in commercial loans or similar structured finance investments, such as mezzanine loans or other subordinated debt, have been and are expected to continue to be secured by commercial or residential real estate or the borrower’s pledge of its ownership interest in the entity that owns the real estate. The first mortgage loans we invest in or originate are generally for commercial real estate located in the United States and its territories and are current or performing with either a fixed or floating rate. Some of these loans may be syndicated in either a pari-passu or senior/subordinated structure. Commercial first mortgage loans generally provide for a higher recovery rate due to their senior position in the underlying collateral. Commercial mezzanine loans are typically secured by a pledge of the borrower’s equity ownership in the underlying commercial real estate. Unlike a mortgage, a mezzanine loan is not secured by a lien on the property. An investor’s rights in a mezzanine loan are usually governed by an intercreditor agreement that provides holders with the rights to cure defaults and exercise control on certain decisions of any senior debt secured by the same commercial property.

2019 Commercial Loan Investment Portfolio. During the year ended December 31, 2019, the Company invested approximately $18.3 million on three commercial loans, two were mortgage notes of $8 million and $8.25 million secured by a parcel of land in Orlando, Florida and a full-service hotel in Austin, Texas, respectively. In addition, in connection with the sale of the Company’s golf operations, the Company provided an approximately $2.1 million loan to the buyer, with a maturity of one year and an interest rate of 7.5%. As of December 31, 2019, the Company’s commercial loan investment portfolio included the three loans with a total remaining principal balance of approximately $18.2 million, a weighted average interest rate of approximately 11.3% and a remaining duration to maturity of approximately 0.5 years.

2018 Commercial Loan Investment Portfolio. During the year ended December 31, 2018, the Company had two loan investments totaling approximately $11.9 million, that were repaid in full at maturity. As of December 31, 2018, the Company had no commercial loan investments.

2017 Commercial Loan Investment Portfolio. During the year ended December 31, 2017, the Company invested in a $3 million loan on a parcel of land in Daytona Beach that was being developed into a multi-family condominium property. As of December 31, 2017, the Company’s commercial loan investment portfolio included two loans with a total remaining principal balance of approximately $11.9 million, a weighted average interest rate of 9.5% and a remaining duration to maturity of approximately 0.5 years. During the year a $10 million mezzanine loan investment secured by a hotel located at the Dallas/Fort Worth airport in Texas and a $5 million mezzanine loan investment secured by a hotel located in downtown Atlanta, Georgia, were paid off in full.

LAND and INVESTMENT IN THE LAND JV

Land JV. As noted above, the direct impact of the Magnetar Land Sale is that the Company divested itself of its land holdings, but for the 6-acre Daytona Beach development land described below, and as such the occurrence of land sales, which had been a primary element of the Company’s business for virtually its entire 109-year history, has been essentially discontinued. Consequently, the operations associated with our land holdings were treated as discontinued operations and accordingly the revenues and expenses that had been presented within the Company’s real estate operations segment in prior periods were reclassified in the statement of operations for the year ended December 31, 2019 and all prior periods presented.

However, the Company is continuing to pursue land sales on the approximately 5,300 acres that formerly comprised its land holdings in its role as Manager (of the Land JV) on behalf of the JV Partners. The Company’s retained interest in the Land JV represents a notional 33.5% stake in the venture, the value of which may be realized in the form of distributions based on the timing and the amount of proceeds achieved when the land is ultimately sold by the Land JV. As of March 6, 2020, the Land JV has completed approximately $22 million in land sales since its inception in mid-October 2019 and currently has a pipeline of 10 purchase and sale agreements for potential land sale transactions representing approximately $97 million of potential proceeds to the Land JV. The 4,200 acres under contract represents approximately 84% of the total remaining land in the Land JV.

Daytona Beach Development. We may selectively acquire other real estate in Daytona Beach, Florida. We may target either vacant land or land with existing structures that we would raze and develop into additional income properties. During 2018, the Company acquired a 5-acre parcel of land with existing structures in downtown Daytona Beach, for a purchase price of approximately $2.0 million. As of December 31, 2019, the Company has also acquired other contiguous parcels totaling approximately 1-acre for approximately $2.1 million. Combined, these parcels represent the substantial portion of an entire city block in downtown Daytona Beach adjacent to International Speedway Boulevard, a major thoroughfare in Daytona Beach. The combined 6 acres is located in an opportunity zone and a community redevelopment area. In addition, this property is proximate to the future headquarters of Brown & Brown Inc., the sixth largest insurance broker in the U.S. and a publicly listed company that is expected to be occupied by at least 600 of their employees. We have engaged a national real estate brokerage firm to assist us in identifying a developer or investor to acquire a portion or all of the property or to contribute into a potential joint venture to redevelop the property. We are pursuing entitlements for the potential redevelopment of these parcels, along with certain other adjacent land parcels, some of which we have under contract for purchase. As of December 31, 2019, we have incurred approximately $1.1 million in raze and entitlement costs related to these parcels. Our intent for investments in the Daytona Beach area is to target opportunistic acquisitions of select catalyst sites, which are typically distressed, with the objective of short-to-medium investment horizons. We may enter into joint ventures or other partnerships to develop land we have acquired or may acquire in the future in lieu of self-developing.

Revenue from Tomoka Town Center. During 2015 and 2016, the Company completed three land sales with a gross sales price totaling approximately $21.4 million, with Tanger Outlets (“Tanger”), Sam’s Club (“Sams”), and North American Development Group (“NADG”), representing the sale of approximately 235 acres of land that is now the location of a Tanger Outlet mall, a Sam’s Club retail property and a retail power center called the Tomoka Town Center. As part of the three land sale agreements and subsequent land sales with NADG, the Company performed certain infrastructure work, which began in the fourth quarter of 2015 and was completed in the fourth quarter of 2016, for which the Company would be reimbursed for the cost of the infrastructure work. The Company received NADG’s portion of the reimbursement as NADG closed on each parcel of land included in the respective land sales contracts with the Company. Tanger and Sam’s agreed to pay their reimbursement of the infrastructure costs over a ten-year period.  The reimbursements applicable to and due from Tanger and Sam’s totaled approximately $2.8 million. As of December 31, 2019, the Company has received approximately $1.1 million of the Tanger and Sam’s reimbursements. These reimbursements are included in the results of the land operations which are now reflected in discontinued operations and will be through the final payment of Tanger’s and Sam’s reimbursement obligation.

Since the transition in our land operations occurred late in 2019, the impact of land sales for the periods prior to October 2019 are no longer germane to our financial condition, results of operations and cash flows. As such the following  summarized information is provided regarding land sales activity prior to October 2019.

2019 Land Sales. During the year ended December 31, 2019, the Company completed five (5) land sales transactions, including: (i) the Magnetar Land Sale for approximately 5,300 acres of land, for total proceeds of approximately $97 million; (ii) two transactions with Unicorp Development representing approximately 23.6 acres and generating aggregate proceeds of approximately $7.1 million; (iii) the sale of approximately 38 acres for total proceeds of $710,000, and (iv) a land sale to NADG for approximately 13 acres generating proceeds of approximately  $3 million. In total the Company, in 2019, sold approximately 5,400 acres generating proceeds of approximately $108 million. Including the approximately $48.9 million recognized on the retained interest in the Land JV, gains of approximately $133 million, or approximately $20.60 per share after tax, were recognized.

2018 Land Sales. During the year ended December 31, 2018, the Company completed land transactions representing approximately 2,697 acres including: (i) the sale of a 70% interest in the Mitigation Bank (hereinafter defined) that holds approximately 2,492 acres for proceeds of $15.3 million and (ii) twelve land sales totaling approximately 205 acres for aggregate proceeds of approximately $43.7 million. The twelve land sales generated gains of approximately $32.6 million, or approximately $4.44 per share, after tax.

2017 Land Sales. During the year ended December 31, 2017, the Company completed land transactions representing approximately 1,700 acres including: (i) the sale of nearly 1,600 acres to Minto Communities generating proceeds of approximately $27.2 million; (ii) two transactions with NADG of approximately 46 acres for total proceeds of approximately $10.6 million, and (iii) five other transactions representing approximately 73.5 acres that generated approximately $9.2 million of proceeds. The land sales in 2017 generated aggregate proceeds of approximately $45.5 million and gains of approximately $31.8 million, or approximately $3.51 per share, after tax.

Land Impairments. As more fully described in Note 11, "Impairment of Long-Lived Assets," during the years ended December 31, 2019, 2018 and 2017, the Company did not recognize any impairments on its undeveloped land holdings.

Mitigation Bank. The mitigation bank transaction consists of the sale of a 70% interest in the entity that holds approximately 2,492 acres of land that has been permitted for the creation of a wetland mitigation bank (the “Mitigation Bank JV”). The purchaser of the 70% interest in the Mitigation Bank JV is comprised of certain funds and accounts managed by an investment advisor subsidiary of BlackRock, Inc. (“BlackRock”). The Company retained an approximately 30% non-controlling interest in the Mitigation Bank JV. A third-party was retained by the Mitigation Bank JV as the day-to-day manager of the Mitigation Bank property, responsible for the maintenance, generation, tracking, and other aspects of wetland mitigation credits.

The Mitigation Bank JV intends to engage in the creation and sale of both federal and state wetland mitigation credits. These credits will be created pursuant to the applicable permits that have been or will be issued to the Mitigation Bank JV from the federal and state regulatory agencies that exercise jurisdiction over the awarding of such credits, but no assurances can be given as to the ultimate issuance, marketability or value of the credits. The Mitigation Bank JV received the permit from the state regulatory agency on June 8, 2018 (the “State Permit”). The state regulatory agency may award up to 355 state credits under the State Permit. On August 6, 2018, the state regulatory agency awarded the initial 88.84 credits under the State Permit. Receipt of the remaining federal permit is anticipated to occur prior to the end of 2020.

The gain on the sale of the 70% interest in the Mitigation Bank JV totaled approximately $18.4 million and is comprised of the gain on the sale of 70% interest for proceeds of $15.3 million as well as the gain on the retained 30% interest pursuant to FASB ASC Topic 610-20, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets. The gain is included in the Gain on Disposition of Assets in the Company’s consolidated statements of operations. As of December 31, 2018, the approximately $6.8 million Investments in Joint Ventures included on the Company’s consolidated balance sheets is comprised of the fair market value of the 30% retained interest in the Mitigation Bank JV.

The operating agreement of the Mitigation Bank JV (the “Operating Agreement”) executed in conjunction with the mitigation bank transaction stipulates that the Company shall arrange for sales of the Mitigation Bank JV’s mitigation credits to unrelated third parties totaling no less than $6 million of revenue to the Mitigation Bank JV, net of commissions, by the end of 2020, utilizing a maximum of 60 mitigation credits (the “Minimum Sales Requirement”). The Operating Agreement stipulates that if the Minimum Sales Requirement is not achieved, then BlackRock has the right, but is not required, to cause the Company to purchase the number of mitigation credits necessary to reach the Minimum Sales Requirement (the “Minimum Sales Guarantee”). The Company estimates the fair value of the Minimum Sales Guarantee to be approximately $100,000 which was recorded as a reduction in the gain on the transaction and is included in Accrued and Other Liabilities in the Company’s consolidated balance sheet as of December 31, 2018.

Additionally, the Operating Agreement provides BlackRock the right to cause the Company to purchase a maximum of 8.536 mitigation credits per quarter (the “Commitment Amount”) from the Mitigation Bank JV at a price equal to 60% of the then fair market value for mitigation credits (the “Put Right”). The Put Right is applicable even if the Mitigation Bank JV has not yet been awarded a sufficient number of mitigation credits by the applicable federal and state regulatory agencies. Further, in any quarter that BlackRock does not exercise its Put Right, the unexercised Commitment Amount for the applicable quarter may be rolled over to future calendar quarters. However, the Operating Agreement also stipulates that any amount of third-party sales of mitigation credits will reduce the Put Rights outstanding on a one-for-one basis, if the sales price of the third-party sales equals or exceeds the prices stipulated by the Put Right. Further, any sales of mitigation credits to third parties at the requisite minimum prices in a quarter that exceeds the quarterly amount of the Put Right will reduce the Put Rights in future calendar quarters on a one-for-one basis. The maximum potential of future payments for the Company pursuant to the Put Right is approximately $27 million. The Company estimates the fair value of the Put Right to be approximately $200,000, which was recorded as a reduction in the gain on the transaction and is included in Accrued and Other Liabilities in the Company’s consolidated balance sheet as of December 31, 2018. In December 2019, BlackRock exercised its Put Right and put 25 mitigation credits to the Company, which the Company purchased for approximately $1.9 million, or approximately $75,000 per credit. The credits acquired were included as an increase to Impact Fees and Mitigation Credits on the accompanying consolidated balance sheets as of December 31, 2019.

Other Real Estate Assets. The Company owns mitigation credits with a cost basis of approximately $2.3 million as of December 31, 2019. The increase in mitigation credits includes the 25 credits acquired from the Mitigation Bank during December 2019 as described in Note 6, Land and Investments in the Land JV. There were no mitigation credit sales during year ended December 31, 2019. During the year ended December 31, 2018, the Company transferred mitigation credits with a basis of approximately $124,000 to the land acquired by Buc-ee’s. During the year ended December 31, 2018, the Company sold mitigation credits for approximately $1.0 million, for a gain of approximately $882,000, or $0.12 per share, after tax. During the year ended December 31, 2017, the Company sold mitigation credits for approximately $1.6 million, for a gain of approximately $1.3 million, or $0.15 per share, after tax. Additionally, the Company recorded the transfer of mitigation credits with a cost basis of approximately $298,000 as a charge to direct cost of revenues of real estate operations during the year ended December 31, 2017, as more fully described in Note 21, “Commitments and Contingencies.” During the years ended December 31, 2018 and 2017, the Company received cash payments of approximately $338,000 and $519,000, respectively, for impact fees with a cost basis that was generally of equal value, with no such impact fee sales during the year ended December 31, 2019, as the balance of impact fees is only approximately $2,000. Additionally, during the year ended December 31, 2018, impact fees with a cost basis of approximately $72,000 were transferred to the beachfront restaurant leased to LandShark Bar & Grill.

Subsurface Interests. As of December 31, 2019, the Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 455,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The revenues generated by the portfolio of subsurface interests includes the sale of subsurface acres, the leasing of subsurface acres for mineral exploration activities, and payments made to the Company, typically by the owner of the surface acres, to compensate us for releasing our right to enter the surface acres to access our subsurface acres.

Prior to September 2019, the Company leased certain of the Subsurface Interests to a mineral exploration organization for exploration. An eight-year oil exploration lease was executed in 2011 that covered a portion of our Subsurface Interests. On September 20, 2017, the Company amended the oil exploration lease to, among other things, extend the expiration of the original term for five additional years to the new expiration date of September 22, 2024. As a result, the lease was effectively comprised of thirteen one-year terms as the lessee had the option to terminate the lease at the end of each lease year. The lessee had previously exercised renewal options through the eighth year of the lease which ended on September 22, 2019. The Lessee elected not to renew the oil exploration lease beyond September 22, 2019. During the eight years the lease was active the annual lease payments were recognized as revenue ratably over the respective twelve-month lease period. During the lease term a number of the renewals included the payment of a drilling penalty by the Lessee. The non-refundable drilling penalty payments were recognized as revenue when earned, i.e. when the amount agreed upon was paid. Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the years December 31, 2019, 2018, and 2017, lease income of approximately $598,000, approximately $807,000, and approximately $807,000 was recognized, respectively.

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

(1)

Generally, cash payment for the Lease Payment and Drilling Penalty is received on or before the first day of the lease year. The Drilling Penalty, which is due within thirty days from the end of the prior lease year, is recorded as revenue when earned, i.e. when the amount is agreed upon, while the Lease Payment is recognized on a straight-line basis over the respective lease term. The oil exploration lease has not been renewed beyond September 22, 2019 and has effectively terminated.

There were no sales of subsurface acres during the years ended December 31, 2019 or 2018. During the year ended December 31, 2017, the Company sold approximately 38,750 acres of subsurface interests in Osceola County, Florida for approximately $2.1 million (the "Osceola Subsurface Sale"). The gain from the Osceola Subsurface Sale totaled approximately $2.08 million, or $0.23 per share, after tax.

During the year ended December 31, 2018, the Company completed a transaction releasing our surface entry rights on approximately 600 acres in exchange for approximately $185,000 in cash and fee title to approximately 40 additional acres in Hendry County, valued at approximately $320,000. Including the non-cash value received, the gain from the transaction totaled approximately $435,000, or $0.06 per share, after tax. Additional cash payments for the release of surface entry rights during 2018 totaled approximately $73,000. The revenue from the release of surface entry rights during the year ended December 31, 2017 totaled approximately $2.1 million.

During the years ended December 31, 2019, 2018, and 2017, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator resulting in revenues received from oil royalties of approximately $42,000, $72,000, and $86,000, respectively.

The Company is not prohibited from selling any or all of its Subsurface Interests. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee typically based on a percentage of the surface value. Should the Company complete a transaction to sell all or a portion of its Subsurface Interests or complete a release transaction, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments including income-producing properties. During the year ended December 31, 2018, the Company completed a transaction releasing our surface entry rights on approximately 600 acres in exchange for approximately $185,000 in cash and fee title to approximately 40 additional acres in Hendry County, valued at approximately $320,000. Including the non-cash value received, the gain from the transaction totaled approximately $435,000, or $0.06 per share, after tax. Additional cash payments for the release of surface entry rights during 2018 totaled approximately $73,000. Cash payments for the release of surface entry rights totaled approximately $104,000 during the year ended December 31, 2019, while there were no releases of surface entry rights during the year ended December 31, 2017.

GOLF OPERATIONS

The Golf Sale closed in October 2019. Prior to October 2019, the Company owned the LPGA International Golf Club (the “Club”), a semi-private golf club consisting of two 18-hole championship golf courses, a three-hole practice facility, a clubhouse facility with food and beverage operations, and a fitness facility. The Club was managed by a third party.

Prior to January 2017, the Company leased from the City of Daytona Beach, Florida (the “City”) a large portion of the land underlying the Club (the “Golf Course Lease”). On January 24, 2017, the Company acquired the approximately 690 acres of land and improvements covered by the Golf Course Lease, for approximately $1.5 million (the “Golf Course Land Purchase”). In conjunction with the Golf Course Land Purchase, the Golf Course Lease was terminated. Therefore, during the first quarter of 2017, the Company eliminated the remaining accrued liability of approximately $2.2 million, resulting in the recognition of approximately $0.40 per share in non-cash earnings, or $0.24 per share after tax, which comprises the Golf Course Lease termination in the consolidated statements of operations. The $2.2 million consisted of approximately $1.7 million which reflects the acceleration of the remaining amount of accrued rent that was no longer owed to the City as a result of the Lease Amendment, which prior to the Golf Course Land Purchase was being recognized into income over the remaining lease term which was originally to expire in 2022. The remaining approximately $500,000 reflects the amount of rent accrued pursuant to the Golf Course Lease, as amended, which will no longer be owed to the City due to the lease termination on January 24, 2017.

As a part of the Golf Course Land Purchase, the Company donated to the City three land parcels totaling approximately 14.3 acres located on the west side of Interstate 95. The Company had a cost basis of effectively $0 in the donated land and paid approximately $100,000 to satisfy the community development district bonds associated with the acreage. As part of the Golf Course Land Purchase the Company was obligated to pay the City additional consideration in the form of an annual surcharge of $1 per golf round played at the Club each year (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharges paid equal to $700,000. The maximum amount of $700,000 represents contingent consideration and was recorded as an increase in Golf Buildings, Improvements, and Equipment and Accrued and Other Liabilities in the accompanying consolidated balance sheets. In connection with the Golf Sale the Company paid off the remaining obligation which totaled $560,000. The Company also, as part of the Golf Course Land Purchase, was required to renovate the greens on one of the courses at the Club and such renovations were completed in the third quarter of 2017.

The Golf Course Land Purchase also required that if the Company sold the Club within six years of the closing of the Golf Course Land Purchase, the Company would be obligated to pay the City an amount equal to 10% of the difference between the sales price, less closing costs and any other costs required to be incurred in connection with the sale, and $4.0 million. Based on the sales price of the Golf Sale, the Company’s obligation under this provision terminated.

During the year ended December 31, 2018, the Company wrote down the value of the golf assets comprising the Club, which resulted in a corresponding impairment charge of approximately $1.1 million, or $0.15 per share, after tax. The write-down of the golf operation assets to approximately $3.1 million and the related $1.1 million impairment charge were the result of the Company’s assessment of certain triggering events, including activities related to a review of strategic alternatives for the golf operations, occurring during the third quarter of 2018, which required an assessment of the carrying value of the golf assets comprising the Club. In the fourth quarter of 2018, the Company commenced efforts to pursue the monetization of the golf operations and assets comprising the Club. Accordingly, as of December 31, 2018 and during 2019, prior to the date of the Golf Sale, the golf assets comprising the Club were classified as held for sale in our consolidated balance sheets and the results of golf operations were similarly reclassified as discontinued operations in our consolidated statements of income for the period presented.

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

Our real estate operations are comprised primarily of (i) the Subsurface Interests; (ii) mitigation credits; and (iii) a six-acre parcel of land in downtown Daytona Beach, Florida. The parties that typically may be interested in acquiring our mitigation credits are both residential and commercial developers. These interested parties typically base their decision to acquire mitigation credits on price.

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

EMPLOYEES

At December 31, 2019, the Company had fifteen full-time employees and considers its employee relations to be satisfactory.

AVAILABLE INFORMATION

The Company’s executive offices are located at 1140 N. Williamson Blvd., Suite 140 Daytona Beach, Florida, and its telephone number is (386) 274-2202.

The Company’s website is www.ctlc.com. The Company intends to comply with the requirements of Item 5.05 of Form 8-K regarding amendments to and waivers under the code of business conduct and ethics applicable to its Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer by providing such information on its website within four days after effecting any amendment to, or granting any waiver under, that code, and we will maintain such information on our website for at least twelve months. The information contained on the Company’s website does not constitute part of this Form 10-K.

On the Company’s website you can also obtain, free of charge, a copy of this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable, after the Company files such material electronically with, or furnish it to, the Securities and Exchange Commission (“Commission” or “SEC”). The public may read and obtain a copy of any materials the Company files electronically with the Commission at www.sec.gov.

Additional information on the Company’s website includes the guiding policies adopted by the Company, which include the Company’s Corporate Governance Principles, Code of Business Conduct and Ethics Policy and Insider Trading Policy.

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

Risks related to our business

Income Property Operations

We are subject to risks related to the ownership of commercial real estate that could affect the performance and value of our properties.

Factors beyond our control can affect the performance and value of our properties. Our core business is the ownership of commercial properties that generate lease revenue from either a single tenant in a stand-alone property or multiple tenants occupying a single structure or multiple structures. Accordingly, our performance is subject to risks incident to the ownership of commercial real estate, including:

•	inability to collect rents from tenants due to financial hardship, including bankruptcy;
•	changes in local real estate conditions in the markets where our properties are located, including the availability and demand for the properties we own;
•	changes in consumer trends and preferences that affect the demand for products and services offered by our tenants;
•	adverse changes in national, regional and local economic conditions;
•	inability to lease or sell properties upon expiration or termination of existing leases;
•	environmental risks, including the presence of hazardous or toxic substances on our properties;
•	the subjectivity of real estate valuations and changes in such valuations over time;
•	illiquidity of real estate investments, which may limit our ability to modify our portfolio promptly in response to changes in economic or other conditions;
•	zoning or other local regulatory restrictions, or other factors pertaining to the local government institutions which inhibit interest in the markets in which our properties are located;
•	changes in interest rates and the availability of financing;
•

competition from other real estate companies similar to ours and competition for tenants, including competition based on rental rates, age and location of properties and the quality of maintenance, insurance and management services;

•	acts of God, including natural disasters, which may result in uninsured losses;
•	acts of war or terrorism, including consequences of terrorist attacks;
•	changes in tenant preferences that reduce the attractiveness and marketability of our properties to tenants or cause decreases in market rental rates;
•	costs associated with the need to periodically repair, renovate or re-lease our properties;
•

increases in the cost of our operations, particularly maintenance, insurance or real estate taxes which may occur even when circumstances such as market factors and competition cause a reduction in our revenues;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances; and
•	commodities prices.

The occurrence of any of the risks described above may cause the performance and value of our properties to decline, which could materially and adversely affect us.

Adverse changes in U.S., global and local regions or markets that impact our tenants’ businesses may materially and adversely affect us generally and the ability of our tenants to make rental payments to us pursuant to our leases.

Our results of operations, as well as the results of operations of our tenants, are sensitive to changes in U.S., global and local regions or markets that impact our tenants’ businesses. Adverse changes or developments in U.S., global or regional economic conditions may impact our tenants’ financial condition, which may adversely impact their ability to make rental payments to us pursuant to the leases they have with us and may also impact their current or future leasing practices. Adverse economic conditions such as high unemployment levels, rising interest rates, increased tax rates and increasing fuel and energy costs may have an impact on the results of operations and financial conditions of our tenants, which would likely adversely impact us. During periods of economic slowdown and declining demand for real estate, we may experience a general decline in rents or increased rates of default under our leases. A lack of demand for rental space could adversely affect our ability to maintain our current tenants and gain new tenants, which may affect our growth, profitability and ability to pay dividends.

Our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could materially and adversely affect us.

Each of our properties is occupied by a single tenant or multiple tenants. Therefore, the success of our investments in these properties is materially dependent upon the performance of our tenants. The financial performance of any one of our tenants is dependent on the tenant’s individual business, its industry and, in many instances, the performance of a larger business network that the tenant may be affiliated with or operate under. The financial performance of any one of our tenants could be adversely affected by poor management, unfavorable economic conditions in general, changes in consumer trends and preferences that decrease demand for a tenant’s products or services or other factors over which neither they nor we have control. Our portfolio includes properties leased to tenants that operate in multiple locations, which means we own multiple properties operated by the same tenant. To the extent we own multiple properties operated by one tenant, the general failure of that single tenant or a loss or significant decline in its business could materially and adversely affect us.

At any given time, any tenant may experience a decline in its business that may weaken its operating results or the overall financial condition of individual properties or its business as a whole. Any such decline may result in our tenant failing to make rental payments when due, declining to extend a lease upon its expiration, delaying occupancy of our property or the commencement of the lease or becoming insolvent or declaring bankruptcy. We depend on our tenants to operate their businesses at the properties we own in a manner which generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes, make repairs and otherwise maintain our properties. The ability of our tenants to fulfill their obligations under our leases may depend, in part, upon the overall profitability of their operations. Cash flow generated by certain tenant businesses may not be sufficient for a tenant to meet its obligations to us pursuant to the applicable lease. We could be materially and adversely affected if a tenant representing a significant portion of our operating results or a number of our tenants were unable to meet their obligations to us.

Retail properties, particularly those with multiple tenants, depend on the presence of and successful operation of an anchor tenant or tenants  and the failure of such tenant’s business or the loss of the anchor tenant(s) could adversely affect the overall success of our property and thereby could adversely impact our financial condition, results of operations and cash flows.

Retail properties, like other properties, are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A multi-tenant property is particularly sensitive to the risk that a tenant that occupies a large area of a commercial retail property (commonly referred to as an anchor tenant) is unable to make their lease payments, does not extend their lease upon its expiration, or otherwise vacates their rented space. A lease termination by an anchor tenant or tenants could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant, or the closure of the business of an anchor tenant that leaves its space vacant even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner and could decrease rents or expense recoveries. Additionally, should an anchor tenant vacate their leased space customer traffic to the property may be decreased, which could lead to decreased sales at other stores thus adversely impacting the tenant’s operations and impacting their ability to pay rent. In the event of default by a tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.

We are subject to risks that affect the general retail environment in the United States, such as weakness in the economy, the level of consumer spending, the adverse financial condition of large consumer retail companies and competition from discount and internet retailers, any of which could adversely affect market rents for retail space and the willingness or ability of retail tenant to lease space in our multi-tenant properties.

A significant portion of the properties in our income property portfolio are commercial properties that were developed to be occupied by retail tenants and thus we are subject to the risks that affect the retail sector generally, as well as the market for retail space. The business environment for retail operators and the market for retail space have previously been, and could again be, adversely affected by weakness in the national, regional and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retail companies, the consolidation of operators that occurs from time to time in the retail sector, any excess amount of retail space in a number of markets and increasing competition from discount retail operators, outlet malls, internet or e-commerce retail businesses and other online businesses. Increases in consumer spending through e-commerce channels may significantly affect our retail tenants’ ability to generate sales in their stores and could affect the way future tenants lease space. In addition, some of our retail tenants face competition from the expanding market for digital content and hardware. New and enhanced technologies, including new digital technologies and new web services technologies, may increase competition for certain of our retail tenants. While we devote considerable effort and resources to analyze and respond to tenant trends, preferences and consumer spending patterns, we cannot predict with certainty what future tenants will require to operate their business, what demands will be made for the build out of future retail spaces and how much revenue will be generated at traditional “brick and mortar” locations. If we are unable to anticipate and respond promptly to trends in the market, our occupancy levels and rental amounts may decline.

Any of the foregoing factors could adversely affect the financial condition of our retail tenants and the willingness of retail operators to lease space at our income properties. In turn, these conditions could negatively affect market rents for retail space and could materially and adversely affect our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations and to pay distributions to the Company’s stockholders.

Competition that traditional retail tenants face from e-commerce retail sales, or the integration of brick and mortar stores with e-commerce retail operators, could adversely affect our business.

Our retail tenants face increasing competition from e-commerce businesses. E-commerce sales continue to account for an increasing percentage of retail sales in the U.S. and this trend is likely to continue. These trends may have an impact on decisions that retail businesses make regarding their utilization of “brick and mortar” stores. Changes in shopping trends as a result of the growth in e-commerce may also impact the profitability of retail operators that do not adapt to changes in market conditions. The continued growth of e-commerce sales could decrease the need for traditional retail outlets and reduce the demand for retail space and property requirements. These conditions could adversely impact our results of operations and cash flows if we are unable to meet the needs of our tenants or if our tenants encounter financial difficulties as a result of changing market conditions.

A key element of our future success will depend upon, among other things, our ability to successfully execute our strategy to invest in income-producing assets which if unsuccessful could adversely impact our financial condition, results of operations and cash flows.

There is no assurance that we will be able to continue to execute our strategy of investing in income-producing assets, including income properties and commercial loans or similar financings secured by real estate. There is no assurance that the number of properties in our income property portfolio or the number of loans in our loan investment portfolio will expand at all or, if they expand, at any specified rate or to any specified size. The growth in our portfolios of income-producing assets provide earnings and cash flow through the added rents or interest payments. If we continue to invest in diverse geographic markets other than the markets in which we currently own income properties or loan investments, we will be subject to risks associated with investing in new markets as those markets may be relatively unfamiliar to us. In addition, investments in new markets may introduce increased costs to us relating to factors including the regulatory environment and the local and state tax structure. Additionally, there is no assurance we will be able to continue to make investments in commercial loans or similar financings secured by real estate. Consequently, if we are unable to successfully execute our strategy of investing in income-producing assets or some or all of our investments, including in new markets, introduce increased operating costs our financial condition, results of operations, and cash flows may be adversely affected.

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

We had one tenant that accounted for more than 10% of our consolidated income property revenue during the year ended December 31, 2019. Wells Fargo, who occupied two single-tenant office properties located in Hillsboro, Oregon and Raleigh, North Carolina, accounted for approximately 12.5% of our consolidated revenues during the year ended December 31, 2019. The office property leased to Wells Fargo located in Raleigh, North Carolina also represented 26% of the total square footage of our income property portfolio as of December 31, 2019. We have one other tenant, Fidelity Investments, who represented over 5% of our consolidated revenues during the year ended December 31, 2019, and a large percentage of the square footage of our income property portfolio, but not in excess of 10%. The default, financial distress, or bankruptcy of one or all of these tenants could cause substantial vacancies in two of the largest properties in our income property portfolio and reduce our revenues from our income property operations significantly, thereby adversely impacting our results of operations and cash flows. Vacancies reduce our revenue until the affected properties can be re-leased and could decrease the value of each such vacant property. Upon the expiration of the leases that are currently in place, we may not be able to re-lease a vacant property at a comparable lease rate or without incurring additional expenditures in connection with such re-leasing. If, following the loss of an income property tenant, we are unable to re-lease the income property at comparable rental rates and in a timely manner, our financial condition, results of operations and cash flows could be adversely affected.

A significant portion of the revenue we generate from our income property portfolio is concentrated in specific industry classifications and/or geographic locations and any prolonged dislocation in those industries or downturn in those geographic areas  would adversely impact our results of operations and cash flows.

•

More than 20% of our base rent revenue during the year ended December 31, 2019 was generated from tenants in the financial services industry including Wells Fargo, Fidelity, Bank of America, and JP Morgan Chase; and

•	Approximately 24% and 10% of our base rent revenue during the year ended December 31, 2019 was generated from tenants located in Florida and North Carolina, respectively.

Any financial hardship and/or economic downturns in the financial industry, including a downturn similar to the financial crisis in 2007 through 2009, or in the four states noted could have an adverse effect on our results of operations and cash flows.

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

We may seek to conduct development activities, including the development of new income properties or the redevelopment or renovation of existing income properties, which may cause us to experience unexpected costs and have other risks that may adversely affect our financial condition, results of operations and liquidity.

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

Management of and Investment in PINE

Our revenues include receipt of management fees and potentially incentive fees derived from our provision of management services to PINE and the loss or failure, or decline in the business or assets, of PINE could substantially reduce our revenues.

The fees we earn from providing management services to PINE could become a substantial source of our revenues. The revenues we generate from managing PINE depend in large part on the ability of PINE to raise capital to invest in real estate assets and on the positive performance of their investments and shareholder returns. The performance of PINE is subject to a number of risks and uncertainties. Therefore, our operating results and our ability to maintain and grow our revenues depends upon the ability of PINE and their significant tenants to maintain and grow their respective businesses. Our operating results and our ability to maintain and grow our revenues also depend upon the ability of PINE to maintain and grow their market capitalizations and to achieve positive shareholder returns in excess of applicable total shareholder return indexes. Reduced business activities, market capitalizations or shareholder returns, sales of assets or the failure of PINE or the termination of our management agreement with PINE could materially reduce our revenues and our profitability thereby adversely impacting our cash flows and results of operations.

Our management agreement with PINE is subject to termination  for events of default or non-performance, and any such termination could have a material adverse effect on our business, results of operations and financial condition.

Our management with PINE may be terminated by PINE in certain circumstances. Depending upon the circumstances of a termination, we may or may not be entitled to receive a termination fee. If our management agreement with PINE is terminated, we may be unable to replace the lost revenue. Even if we receive a termination fee upon the termination of the management agreement with PINE, we may be unable to invest the after tax proceeds from the termination fee we receive in opportunities that earn returns equal to or greater than the revenues lost as a result of the terminated management agreement. The termination of our management agreement with PINE could have a material adverse impact on our business, results of operations and financial condition.

We do not have significant experience managing a REIT.

In connection with PINE’s initial public offering we entered into a management agreement with PINE pursuant to which we manage the day-to-day operations of its business. We do not have significant experience managing a REIT, and our only experience managing a REIT stems from the experience of certain of our executives who previously worked for a REIT. We will be paid a management fee to manage PINE’s business and we may be paid an incentive fee which will depend on numerous factors, including our ability to make investments on behalf of PINE that generate attractive, risk-adjusted returns, and thereby result in PINE’s shareholders achieving a necessary level of return. A key element of PINE’s success will likely include its ability to raise additional equity capital to fund its goals for growth. Our successful performance as the manager of PINE will therefore depend, in part, our ability to assist PINE in raising equity capital in amounts sufficient to support PINE’s goals and on acceptable terms. Our successful performance as the manager of PINE will also depend on our ability to access financing for PINE, and on acceptable terms. There can be no assurance that we will be successful in this business, that PINE will achieve its objectives, will invest successfully in income properties and will generally operate successfully, or that we will earn fees from PINE sufficient to recover the costs we have incurred or to provide a suitable return on our investment in PINE.

Declines in the market values of our investment in PINE may adversely affect periodic reported results.

We hold a significant equity interest, approximately 22.3% as of December 31, 2019, in PINE, including the units we hold in PINE’s operating partnership. PINE is publicly traded and as such their common stock is subject to the risks associated with public equities, include, but are not limited to market risk broadly, risks associated with the REIT industry, and risks associated with the real estate industry more specifically.  The public equity markets can be volatile, and the value of PINE’s share  may fluctuate significantly over short periods of time. A significant decrease in the trading price of PINE’s shares  could result in losses that have a material adverse effect on the value of our investment in PINE  which could adversely impact our financial condition.

There are various potential conflicts of interest in our relationship with PINE, including our executive officers and/or directors who are also officers and/or directors of PINE, which could result in decisions that are not in the best interest of our stockholders.

We are subject to conflicts of interest that may exist or could arise in the future with PINE, including our executive officers and/or directors who are also directors or officers of PINE. Conflicts may include, without limitation: conflicts arising from the enforcement of agreements between us and PINE; conflicts in the amount of time that our officers and employees will spend on our affairs versus PINE's affairs; and conflicts in future transactions that we may pursue with PINE. Transactions between us and PINE would be subject to certain approvals of our directors; however, there can be no assurance that such approval will be successful in achieving terms and conditions as favorable to us as would be available from a third party. Our president and chief executive officer who is also one of directors also serves on PINE's board of directors.

Our directors and executive officers have duties to our company under applicable Florida law, and our executive officers and our directors who are also directors or officers of PINE also have duties to PINE under applicable Maryland law. Those duties may come in conflict from time to time. We have duties as the manager of PINE which may come in conflict with our duties to our stockholders from time to time. In addition, conflicts of interest may exist or could arise in the future with our duties to PINE as its manager in connection with future investment opportunities.

Management of the Land JV

A prolonged downturn in economic conditions could adversely impact our business, particularly with regard to our ability to maintain revenues from our income-producing assets and our ability to monetize parcels of land in the Land JV.

The prior economic down cycle, precipitated by crises in the credit markets, included the collapse of the housing market and a recession in the local and national economy with significant levels of unemployment, shrinking gross domestic product, and drastically reduced consumer spending. During this period, potential investors in real estate, particularly residential real estate, often deferred or avoided real estate purchases due to, among other factors, a lack of liquidity, the substantial costs involved, and overall uncertainty with the economy. The real estate industry is particularly vulnerable to shifts in local, regional, and national economic conditions which are outside of our control, such as short and long-term interest rates, housing demand, population growth, and job growth and related unemployment levels. The ability of the Land JV to sell land parcels is especially sensitive to economic conditions in Florida, particularly in Daytona Beach, where all of the land in the Land JV’s portfolio is located. A prolonged period of economic weakness or another downturn in the U.S. economy could have a material adverse effect on the success of the Land JV’s business and thereby our business, financial condition, results of operations, and/or cash flows could also be adversely affected.

Most of the Land JV’s land holdings are located in Daytona Beach, Florida and the competition in the local and regional market, the possible impact of government regulation, permitting or development limitations, and the criteria used by parties interested in acquiring land could adversely impact the Land JV and thereby our ability to attain value from our retained interest in the Land JV and thus our financial condition, results of operations and cash flows.

The parties typically interested in the land holdings of the Land JV base their decision to acquire land on, among other things, price, location, ability to rezone and entitle the land, land use or optionality of land use, and ability to obtain permitting. In some instances, the aforementioned acquisition criteria or other factors may cause an interested party to consider other land instead of ours. In addition, parties interested in acquiring the land holdings of the Land JV would likely consider the impact of governmental regulations or ordinances on their ability to entitle and develop the land for their intended use and may seek incentives or similar economic considerations from one or more governmental authorities that they may not be able to obtain. These conditions may make it difficult for the Land JV to complete land transactions on acceptable terms or at all, which could adversely impact the success of the Land JV’s business and thereby our business, financial condition, results of operations, and/or cash flows could also be adversely affected.

Land use and environmental regulations could restrict, make costlier, or otherwise adversely impact our business.

We are and the Land JV is subject to a wide variety of federal, state, and local laws and regulations relating to land use, development and permitting, and environmental compliance obligations. Any failure to comply with these laws or regulations could result in capital or operating expenditures or the imposition of significant financial penalties or restrictions on the operations of the Land JV, of which we are the manager and in which we have a retained financial interest, that could adversely affect present and future operations of the Land JV and its ability to sell land, and thereby, our financial condition, results of operations, and cash flows. Municipalities may restrict or place moratoriums on the availability of utilities, such as water and sewer. Additionally, development moratoriums may be imposed due to, among other possibilities, inadequate traffic capacity provided by existing roadways. In some areas, municipalities may enact growth control initiatives, which will restrict the number of building permits available in a given year. If municipalities in which the Land JV owns land takes these or similar actions, acquirers of the Land JV’s land assets may experience delays, increasing costs, or limitations in the ability to operate in those municipalities, which may have an adverse impact on the success of the Land JV’s business and thereby our business, financial condition, results of operations, and/or cash flows could also be adversely affected.

Commercial Loan Investments

A part of our investment strategy is focused on investing in commercial loan investments which may involve credit risk.

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

Commercial loans are secured by commercial property and are subject to risks of delinquency and foreclosure and therefore risk of loss. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. In the event of any default under a commercial loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the commercial loan, which could have a material adverse effect on our financial condition, operating results and cash flows. In the event of the bankruptcy of a commercial loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed commercial loan. If the borrower is unable to repay a mortgage loan or similar financing our inability to foreclose on the asset in a timely manner, and/or our inability to obtain value from reselling or otherwise disposing of the asset for an amount equal to our investment basis, would adversely impact our financial condition, results of operations, and cash flows.

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

If a borrower defaults on a non-recourse loan, we will only have recourse to the real estate-related assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we will suffer a loss. Conversely, commercial loans we invest in may be unsecured or be secured only by equity interests in the borrowing entities. These loans are subject to the risk that other lenders in the capital stack may be directly secured by the real estate assets of the borrower or may otherwise have a superior right to repayment. Upon a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying real estate. In such cases, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the borrower before a default and, as a result, the value of the collateral may be reduced by acts or omissions by owners or managers of the assets. In addition, the value of the underlying real estate may be adversely affected by some or all of the risks referenced above that pertain to the income-producing properties that we own.

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

Other Investments

Investments in securities of companies operating in the real estate industry, including debt and equity instruments such as corporate bonds, preferred or common stock, or convertible instruments could cause us to incur losses or other expenses which could adversely affect our financial position, results of operations, and cash flows.

We currently own and may own in the future, investments in corporate securities of companies operating in the real estate industry including debt and equity instruments such as corporate bonds, preferred or common stock, or convertible instruments. Certain of these investments may be traded on an exchange or other active market whereby the price of the underlying instrument is quoted daily and those quoted prices and thus the market value of the instrument varies during a given trading day. Certain of these investments may be traded on an exchange or market that is not deemed an active market but where the price of the investment fluctuates daily or otherwise. Adverse fluctuations in the value of these investments, whether market-generated or not, are reflected as unrealized losses on our balance sheet. We may choose to or be required to liquidate these investments in whole or in part and at prices that result in realized losses on our investment. Should we incur realized losses on liquidating these investments, our financial position, results of operations and cash flows would be adversely impacted.

General

We are subject to a number of risks inherent with the real estate industry and in the ownership of real estate assets or investment in financings secured by real estate, which may adversely affect our returns from our investments, our financial condition, results of operations and cash flows.

Factors beyond our control can affect the performance and value of our real estate assets including our income properties, investments in commercial loans or similar financings secured by real estate or other investments, our Subsurface Interests, and our investment in the Land JV. Real estate assets are subject to various risks, including but not limited to the following:

•	Adverse changes in national, regional, and local economic and market conditions where our properties or the properties underlying a loan investment are located;
•

Competition from other real estate companies similar to ours and competition for tenants, including competition based on rental rates, age and location of the property and the quality of maintenance, insurance, and management services;

•	Changes in tenant preferences that reduce the attractiveness and marketability of our income properties to tenants or decreases in market rental rates;
•	Zoning or other local regulatory restrictions, or other factors pertaining to the local government institutions which inhibit interest in the markets in which our income-producing assets are located;
•	Costs associated with the need to periodically repair, renovate or re-lease our income properties;
•

Increases in the cost of our operations, particularly maintenance, insurance, or real estate taxes which may occur even when circumstances such as market factors and competition cause a reduction in our revenues;

•	Changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies, and ordinances;
•	Commodities prices;
•	Illiquidity of real estate investments which may limit our ability to modify our income-producing asset portfolios promptly in response to changes in economic or other conditions;
•	Acts of God, including natural disasters, which may result in uninsured losses; and
•	Acts of war or terrorism, including consequences of terrorist attacks.

If any of these or similar events occurs, it may reduce our return from an affected real estate asset or investment which could adversely impact our financial condition, results of operations and cash flows.

The Company’s real estate investments are generally illiquid.

Real estate investments, including investments in income properties, joint ventures and subsurface interest, are relatively illiquid; therefore, it may be difficult for us to sell such assets if the need or desire arises, and otherwise the Company’s ability to make rapid adjustments in the size and content of our income property portfolio or other real estate assets in response to economic or other conditions is limited. Illiquid assets typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. In addition, validating third party pricing for illiquid assets may be more subjective than more liquid assets. As a result, if we are required to quickly liquidate all or a portion of certain of our real estate assets or income-producing assets, we may realize significantly less than the value at which we have previously recorded our assets. Further, certain expenditures necessary to operate our income property operations generally do not decrease and may in fact increase in response to weakening economic conditions or other market disruptions, which expenditures may include maintenance costs, insurance costs and, in some instances, interest expense. This relationship of revenue and expenditures may result, under certain market conditions, in declining operating results and reduced cash flows and thereby could have an adverse effect on the Company’s financial condition.

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

Downturns in the U.S. economy and real estate markets have at times caused the fair value of certain of our properties to decrease. If the real estate market were to experience another decline, we may be required to take write-downs against our earnings for other than temporary impairments in the value of our real estate assets including our income properties, commercial loan investments and similar financings or other capitalized costs. Any such non-cash charges could have an adverse effect on our financial condition and results of operations.

From time to time we make investments in companies over which we do not have control. Some of these companies may operate in industries that differ from our current operations, with different risks than investing in real estate.

From time to time we make debt or equity investments in other companies that we may not control or over which we may not have sole control. Although these businesses generally have a significant real estate component, some of them may operate in businesses that are different from our primary business segments. Consequently, investments in these businesses, among other risks, subject us to the operating and financial risks of industries other than real estate and to the risk that we do not have sole control over the operations of these businesses.

From time to time we may make additional investments in or acquire other entities that may subject us to similar risks. Investments in entities over which we do not have sole control, including joint ventures, present additional risks such as having differing objectives than our partners or the entities in which we invest, or becoming involved in disputes, or competing with those persons. In addition, we rely on the internal controls and financial reporting controls of these entities and their failure to maintain effectiveness or comply with applicable standards may adversely affect us.

If we are not successful in utilizing the like-kind exchange structure in deploying the proceeds from dispositions of income properties, or our like-kind exchange transactions are disqualified, we could incur significant taxes and our results of operations and cash flows could be adversely impacted.

Our strategy of investing in income-producing properties includes the utilization, when possible, of proceeds obtained from the disposition of income properties or from prior land transactions which qualify for deferral of the applicable income tax through the like-kind exchange provisions of the Internal Revenue Code (“Section 1031”). Land sales transactions that we completed in which we applied the provisions of Section 1031 may be disqualified for such treatment if we are deemed to have conducted activities on the land or in connection with the transaction that are inconsistent with the activities of a long-term investor such as the activities of a developer or a dealer. In addition, if we fail to complete a qualifying acquisition utilizing the aforementioned proceeds or complete the intended qualifying acquisition outside the specified period of time allowed for completing such transaction the application of the Section 1031 provisions would be disqualified.  If a transaction we deemed qualifying for like-kind exchange treatment is subsequently disqualified by the Internal Revenue Service, we may be subject to increased income taxes and penalties, which would adversely impact our results of operations and our cash flows.

If the provisions of Section 1031 of the Internal Revenue Code regarding the like-kind exchange structure were altered substantially or eliminated, our financial position, results of operations and cash flows could be adversely impacted.

A fundamental element of our strategy is investing in income-producing properties, in some instances utilizing, the proceeds obtained from the disposition of our income properties and previously in our land holdings, which qualify for deferral of the applicable income tax through the Section 1031 like-kind exchange provisions of the Internal Revenue Code. If the provisions of Section 1031 of the Internal Revenue Code, including the deferral of taxes on gains related to the sale of real property such as our income properties, were to be altered substantially or eliminated, we may be subject to increased income taxes, which may have a material adverse effect on our results of operations and our cash flows.

Quarterly results may fluctuate and may not be indicative of future quarterly performance.

Our quarterly operating results could fluctuate; therefore, reliance should not be placed on past quarterly results as indicative of our performance in future quarters. Factors that could cause quarterly operating results to fluctuate include, among others, variations in the performance of our income-producing assets, market values of our investment in PINE, costs associated with debt, general economic conditions, the state of the real estate and financial markets and the degree to which we encounter competition in our markets.

Risks related to our financing

General

The Company may be unable to obtain debt or equity capital on favorable terms, if at all, or additional borrowings may impact our liquidity or ability to monetize any assets securing such borrowings.

In order to further our business objectives, we may seek to obtain additional debt financing or raise equity capital and may be unable to do so on favorable terms, if at all. We may obtain unsecured debt financing in addition to our Credit Facility which could decrease our borrowing capacity under the Credit Facility. Other sources of available capital may be more expensive or available under terms that are more restrictive than the Company’s existing debt capital. Any of these occurrences could adversely affect the Company’s business, financial condition, results of operations, and cash flows.

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

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to service or pay our debt.

Our ability to make scheduled payments of the principal of, to pay interest on, to pay any cash due upon conversion of, or to refinance our indebtedness, including the Company’s $75.0 million aggregate principal amount of Convertible Notes (the “Notes”), depends on our future operating and financial performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Our level of indebtedness could have significant adverse consequences and our cash flow may be insufficient to meet our debt service obligations.

Our consolidated indebtedness as of December 31, 2019 was approximately $288.7 million, representing a leverage ratio of approximately 27%, net of cash and restricted cash related to like-kind exchange transactions. This consolidated indebtedness was comprised of (i) $75.0 million principal amount Notes, (ii) $53.9 in mortgage loans on various properties, and (iii) $ 159.8 million outstanding under our Credit Facility. Our level of indebtedness could have significant adverse consequences on our business and operations, including the following:

•

it may increase our vulnerability to changes in economic conditions (including increases in interest rates) and limit our flexibility in planning for, or reacting to, changes in our business and/or industry

•	we may be at a disadvantage compared to our competitors with comparatively less indebtedness;
•	we may be unable to hedge our debt, or such hedges may fail or expire, leaving us exposed to potentially volatile interest or currency exchange rates; and
•	we may be unable to refinance our indebtedness or obtain additional financing as needed or on favorable terms.

Our ability to generate sufficient cash flow determines whether we will be able to (i) meet our existing or potential future debt service obligations; (ii) refinance our existing or potential future indebtedness; and (iii) fund our operations, working capital, acquisitions, capital expenditures, and other important business uses. Our future cash flow is subject to many factors beyond our control and we cannot assure you that our business will generate sufficient cash flow from operations, or that future sources of cash will be available to us on favorable terms, to meet all of our debt service obligations and fund our other important business uses or liquidity needs. As a result, we may be forced to take other actions to meet those obligations, such as selling properties, raising equity, or delaying capital expenditures, any of which may not be feasible or could have a material adverse effect on us.

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

Changes in the method for determining LIBOR or a replacement of LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR and could affect our results of operations or financial condition.

In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. We are unable to predict the effect of any changes, any establishment of alternative reference rates or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the United Kingdom or elsewhere. Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

We may utilize derivative instruments to hedge risk, which may adversely affect our borrowing cost and expose us to other risks.

The derivative instruments we may use could be in the form of interest rate swaps, interest rate caps and or interest rate collars. Interest rate swaps effectively change variable-rate debt obligations to fixed-rate debt obligations or fixed-rate debt obligations to variable-rate debt obligations. Interest rate caps limit our exposure to rising interest rates. Interest rate collars limit our exposure to rising interest rates while also limited our benefit from declining interest rates.

Our use of derivative instruments also involves the risk that a counterparty to a hedging arrangement could default on its obligation and the risk that we may have to pay certain costs, such as transaction fees or breakage costs, if a hedging arrangement is terminated by us. To limit the risk of counterparty default, we generally seek to enter into hedging arrangements with counterparties that are large, creditworthy financial institutions typically rated at least "A/A2" by S&P and Moody's, respectively.

Developing an effective strategy for dealing with alterations in interest rates is complex and any strategy aimed at managing exposures to changing interest rates would likely not be able to completely insulate us from risks associated with such fluctuations. There can be no assurance that any hedging activities will have the desired beneficial impact on our results of operations or financial condition.

Significant increases in interest rates could have an adverse effect on our operating results.

Our operating results depend in part on the difference between the income achieved from our income-producing assets and management fee income streams and the interest expense incurred in connection with our interest-bearing liabilities. Changes in the general level of interest rates prevailing in the financial markets will affect the spread between our income-producing assets and management fee income streams and our interest-bearing liabilities subject to the impact of interest rate floors and caps, as well as the amounts of floating rate assets and liabilities. Any significant compression of the spreads between income-producing assets and management fee income streams and interest-bearing liabilities could have a material adverse effect on us. While interest rates remain low by historical standards, rates have recently risen and are generally expected to rise in the coming years, although there is no certainty as to the amount by which they may rise. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. In the event of a significant rising interest rate environment, rates could create a mismatch between the income we generate from our income-producing assets and management fee income streams and the interest expense incurred on our floating rate debt that could have a significant adverse effect on our financial condition, our operating results and, our cash flows. An increase in interest rates could also, among other things, reduce the value of certain of our income-producing assets and our ability to realize gains from the sale of such assets.

Our Credit Facility

The Company’s Credit Facility and secured financings include certain financial and/or other covenants that could restrict our operating activities, and the failure to comply with such covenants could result in a default that accelerates the required payment of such debt.

As of December 31, 2019, the Company had approximately $159.8 million of outstanding indebtedness under the Credit Facility and approximately $53.9 million of secured debt. The Credit Facility contains certain financial and operating covenants, including, among other things, certain coverage ratios and limitations on our ability to incur debt and limits on the repurchase of the Company’s stock and similar restrictions. In addition, the Credit Facility contains certain covenants pertaining to maximum levels of investment in certain types of assets, the number and make-up of the properties in the borrowing base, and similar covenants typical for this type of indebtedness. The Company’s secured indebtedness generally contains covenants regarding debt service coverage ratios. The Company’s ability to meet or maintain compliance with these and other debt covenants may be dependent on the performance of the Company’s tenants under their leases. The Company’s failure to comply with certain of our debt covenants could result in a default that may, if not cured, accelerate our payment obligations under such debt and limit the Company’s available cash flow for acquisitions, dividends, or operating costs, which would likely have a material adverse impact on the Company’s financial condition, results of operations, and cash flows. In addition, these defaults could impair the Company’s access to the debt and equity markets.

Our Convertible Notes

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

Risks Associated with Certain Events, Environmental Issues and, Climate Change

Our operations and properties could be adversely affected in the event of natural disasters, pandemics, or other significant disruptions.

Our corporate headquarters and many of our properties are located in Florida, where major hurricanes have occurred. We have income properties in California where earthquakes have occurred. We have income properties in other states or regions that experience similar or other natural disasters. Depending on where any hurricane makes landfall, our properties in Florida could experience significant damage. Similarly, should an earthquake occur in California, our properties there could incur significant damage. In addition, the occurrence and frequency of hurricanes in Florida could also negatively impact demand for our real estate assets because of consumer perceptions of hurricane risks. In addition to hurricanes, the occurrence of other natural disasters and climate conditions in Florida and other states, such as tornadoes, floods, fires, unusually heavy or prolonged rain, droughts, and heat waves, could have an adverse effect on our ability to develop properties or realize income from our properties. In addition to the various forms of natural disasters that could impact our operations and the performance of our income producing assets, pandemics occurring throughout the world could lead to disruptions in the global economy or significant economies throughout the world which could adversely impact our tenant’s operations, their ability to pay rent and consequently our financial condition, results of operations and cash flows may be adversely impacted. If a hurricane, earthquake, natural disaster, health pandemic or other similar significant disruption occurs, we may experience disruptions to our operations and damage to our properties, which could have an adverse effect on our business, our financing condition, our results of operations, and our cash flows.

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

Under various federal, state and local laws, ordinances and regulations, we may be required to investigate and clean up certain hazardous or toxic substances released on or in properties we own or operate or that we previously owned or operated, and we may be required to pay other costs relating to hazardous or toxic substances or incur costs or obligations associated with wetland areas on our land holdings. Any such liability may be imposed without regard to whether the Company’s management had knowledge, were notified or were otherwise aware of the origination of the environmental or wetland issues or were responsible for their occurrence. The presence of environmental issues or the failure to remediate properly any such losses at any of our properties may adversely affect our ability to sell or lease those properties, or to borrow using those properties as collateral. The costs or liabilities could exceed the value of the affected real estate. The costs or liabilities associated with resolving environmental issues could be significant.

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

If we are subject to any material costs or liabilities associated with environmental, our financial condition, results of operations and our cash flows could be adversely affected.

We are subject to certain risks associated with investing in real estate, including potential liabilities under environmental laws and risks of loss from weather conditions, man-made or natural disasters, climate change and terrorism.

Under various U.S. federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that succeeds to ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. Those laws typically impose cleanup responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of such hazardous or toxic substances. The costs of investigation, remediation or removal of those substances may be substantial. The owner or control party of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners of real properties for personal injuries associated with asbestos-containing materials. While a secured lender is not likely to be subject to these forms of environmental liability, when we foreclose on real property, we become an owner and are subject to the risks of environmental liability. Additionally, our net lease assets require our tenants to undertake the obligation for environmental compliance and indemnify us from liability with respect thereto. There can be no assurance that our tenants will have sufficient resources to satisfy their obligations to us.

Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods, droughts, fires and other environmental conditions can damage properties we own. As of December 31, 2018, approximately 16% of the carrying value of our assets was located in the western and northwestern United States, geographic areas at higher risk for earthquakes. Additionally, we own properties located near the coastline and the value of our properties will potentially be subject to the risks associated with long-term effects of climate change. A significant number of our properties are located in major urban areas which, in recent years, have been high risk geographical areas for terrorism and threats of terrorism. Certain forms of terrorism including, but not limited to, nuclear, biological and chemical terrorism, political risks, environmental hazards and/or Acts of God may be deemed to fall completely outside the general coverage limits of our insurance policies or may be uninsurable or cost prohibitive to justify insuring against. Furthermore, if the U.S. Terrorism Risk Insurance Program Reauthorization Act is repealed or not extended or renewed upon its expiration, the cost for terrorism insurance coverage may increase and/or the terms, conditions, exclusions, retentions, limits and sub-limits of such insurance may be materially amended, and may effectively decrease the scope and availability of such insurance to the point where it is effectively unavailable. Future weather conditions, man-made or natural disasters, effects of climate change or acts of terrorism could adversely impact the demand for, and value of, our assets and could also directly impact the value of our assets through damage, destruction or loss, and could thereafter materially impact the availability or cost of insurance to protect against these events. Although we believe our owned real estate and the properties collateralizing our loan assets are adequately covered by insurance, we cannot predict at this time if we or our borrowers will be able to obtain appropriate coverage at a reasonable cost in the future, or if we will be able to continue to pass along all of the costs of insurance to our tenants. Any weather conditions, man-made or natural disasters, terrorist attack or effect of climate change, whether or not insured, could have a material adverse effect on our financial performance, liquidity and the market price of our common stock. In addition, there is a risk that one or more of our property insurers may not be able to fulfill their obligations with respect to claims payments due to a deterioration in its financial condition.

The Company’s operations and financial condition may be adversely affected by climate change, including possible changes in weather patterns, weather-related events, government policy, laws, regulations, and economic conditions.

In recent years, the assessment of the potential impact of climate change has begun to impact the activities of government authorities, the pattern of consumer behavior, and other areas that impact the business environment in the United States including, but not limited to, energy-efficiency measures, water use measures, and land-use practices. The promulgation of policies, laws or regulations relating to climate change by governmental authorities in the U.S. and the markets in which the Company owns real estate may require the Company to invest additional capital in our income properties. In addition, the impact of climate change on businesses to whom the Company seeks to lease its income properties, or that may acquire land in the Land JV, is not reasonably determinable at this time. While not generally known at this time, climate change may impact weather patterns or the occurrence of significant weather events which could impact economic activity or the value of real estate in specific markets in which the Company owns its assets. The occurrence of any of these events or conditions may adversely impact the Company’s ability to lease its income properties or the Land JV’s ability to complete land transactions with potential buyers, which would adversely impact the Company’s financial condition, results of operations, and cash flows.

Risks Associated with our Common Stock

The Company has several shareholders that beneficially own more than 5% of the Company’s outstanding common stock and exercise the related voting rights of those shares. Actions by these shareholders, including trading activity, could have a material adverse impact on the trading price of our stock.

Certain of our shareholders, specifically several institutional investment funds, each beneficially own more than 5% of the outstanding common stock of the Company. The daily trading activity in our stock is substantially lower, on average, than the total amount of shares owned by these shareholders. Any substantial trading activity executed by these large shareholders could have an adverse impact on the trading price of the Company’s stock which may impact our ability to raise capital through equity financing, which may adversely impact our ability to execute our business plan.

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

Other Operational Risks

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

The Company’s income-producing properties are generally covered by comprehensive liability, fire, and extended insurance coverage, typically paid by the tenant under the triple-net and double-net lease structure. The Company believes that the insurance carried on our properties is adequate and in accordance with industry standards. There are, however, types of losses (such as from hurricanes, earthquakes, floods or other types of natural disasters, or wars, terrorism, or other acts of violence) which may be uninsurable or the cost of insuring against these losses may not be economically justifiable. If an uninsured loss occurs or a loss exceeds policy limits, the Company could lose both its invested capital and anticipated revenues from the property, thereby reducing the Company’s cash flow, impairing the value of the impacted income properties and adversely impacting the Company’s financial condition and results of operations.

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

We are required to make a number of judgments in applying accounting policies, and different estimates and assumptions could result in changes to our financial condition and results of operations.

Material estimates that are particularly susceptible to significant change underlie our determination of the reserve for loan losses, which is based primarily on the estimated fair value of loan collateral, as well as the valuation of real estate assets and deferred tax assets. While we have identified those accounting policies that are considered critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these policies could have a material adverse effect on our financial performance and results of operations and actual results may differ materially from our estimates.

Changes in accounting rules will affect our financial reporting.

The Financial Accounting Standards Board ("FASB") has issued new accounting standards that will affect our financial reporting.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") which was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments held by a reporting entity. This amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. The Company adopted the changes to ASC 326, Financial Instruments-Credit Losses on January 1, 2020 and there was no material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), and in July 2018, the FASB issued ASU 2018-11, Leases ("ASU 2018-11"), to address two requirements of ASU 2016-02. ASU 2016-02 and ASU 2018-11 are effective for interim and annual reporting periods beginning after December 15, 2018. ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating or finance leases. For operating and finance leases, a lessee will be required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its statement of financial position. Lessees under operating leases will be required to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis, and classify all cash payments within operating activities in its statement of cash flows. Lessees under finance leases will be required to recognize interest expense on the lease liability (under the effective interest method) and amortization expense of the right-of-use asset (generally on a straight-line basis), each reflected separately in its statement of operations. At the beginning of the period of adoption, January 1, 2019, through a cumulative-effect adjustment, the Company increased right-of use assets and lease liabilities for operating leases for which the Company is the lessee. The amount of the adjustment totaled approximately $681,000 and was reflected as an increase in Other Assets and Accrued and Other Liabilities for corporate leases totaling approximately $473,000 and an increase in Assets Held for Sale and Liabilities Held for sale for golf operations segment leases totaling approximately $208,000. There were no adjustments related to the leases for which the Company is the lessor.

Management has decided to elect the practical expedient package that allows us: (a) to not reassess whether any expired or existing contracts entered into prior to January 1, 2019 are or contain leases; (b) to not reassess the lease classification for any expired or existing leases entered into prior to January 1, 2019; and (c) to not reassess initial direct costs for any expired or existing leases entered into prior to January 1, 2019. In addition, we will elect to not record on our consolidated balance sheets leases whose term is less than 12 months at lease inception.

ASU 2018-11 amends ASU 2016-02 so that: (a) entities may elect to not recast the comparative periods presented when transitioning to ASC 842 by allowing entities to change their initial application to the beginning of the period of adoption; and (b) provides lessors with a practical expedient to not separate non-lease components from the associated lease component of the contractual payments if certain conditions are met. Management has decided to elect both of these provisions.

Changes in accounting standards could affect the comparability of our reported results with prior periods and our ability to comply with financial covenants under our debt instruments. We may also need to change our accounting systems and processes to enable us to comply with the new standards, which may be costly.

For additional information regarding new accounting standards, refer to Item 7 to our consolidated financial statements under the heading "New Accounting Pronouncements.”

Actions of the U.S. government, including the U.S. Congress, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies, to stabilize or reform the financial markets, or market responses to those actions, may not achieve the intended effect and may adversely affect our business.

The U.S government, including the U.S. Congress, the Federal Reserve, the U.S Treasury and other governmental and regulatory bodies have increased their focus on the regulation of the financial industry in recent years. New or modified regulations and related regulatory guidance may have unforeseen or unintended adverse effects on the financial industry. Laws, regulations or policies, including tax laws and accounting standards and interpretations, currently affecting us may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may also be adversely affected by future changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement.

Various legislative bodies have also considered altering the existing framework governing creditors' rights and mortgage products including legislation that would result in or allow loan modifications of various sorts. Such legislation may change the operating environment in substantial and unpredictable ways. We cannot predict whether new legislation will be enacted, and if enacted, the effect that it or any regulations would have on our activities, financial condition, or results of operations.

Under the Americans with Disabilities Act of 1990, all public accommodations and commercial facilities must meet certain federal requirements related to access and use by disabled persons, compliance with which may be costly.

Compliance with the ADA requirements could involve modifications to our income properties or the Club or golf assets. Other federal, state and local laws may require modifications to or restrict further renovations of our income properties. Although we believe that our income properties are sufficiently in compliance with current requirements, noncompliance with the ADA or related laws or regulations could result in the imposition of governmental fines or in the award to private litigants of damages against us. Costs such as these, as well as the general costs of compliance with these laws or regulations, may adversely affect our financial condition, results of operations, and cash flows.

The impact of financial reform legislation and legislation promulgated thereunder on us is uncertain.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, instituted a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Many of these regulations have yet to be promulgated or are only recently promulgated. In addition, President Donald J. Trump has promised and issued several executive orders intended to relieve the financial burden created by the Dodd-Frank Act, although these executive orders only set forth several general principles to be followed by the federal agencies and do not mandate the wholesale repeal of the Dodd-Frank Act. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to us and our unitholders.

The Company’s failure to maintain effective internal control over financial reporting could have a material adverse effect on its business, operating results, and price of our common stock.

Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) as amended or modified from time to time, requires annual management assessments of the effectiveness of the Company’s internal control over financial reporting. If the Company fails to maintain the adequacy of its internal control over financial reporting, the Company may not be able to ensure that it can conclude on an ongoing basis that it has effective internal control over financial reporting and therefore would likely not be in compliance with SOX. An effective system of internal controls over financial reporting, particularly those related to revenue recognition, are necessary for the Company to prepare and produce reliable financial reports and to maintain its qualification as a public company and are important in reducing the risk of financial fraud. If the Company cannot provide reliable financial reports or prevent fraud, its business and operating results could be harmed, qualification as a public company listed on the NYSE American stock exchange could be jeopardized, investors could lose confidence in the Company’s reported financial information, and the market price of the Company’s common stock could drop significantly.

If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned, and the market price of our common stock may suffer.

Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our auditors identify material weaknesses in our internal controls, investors may lose confidence in our reported financial results and the market price of our common stock may decline.

We are subject to substantial regulation and numerous contractual obligations and internal policies, and failure to comply with these provisions could have a material adverse effect on our business, financial condition and results of operations.

We are subject to substantial regulation and numerous contractual obligations and internal policies. We are subject to regulation by the SEC, the NYSE, and other federal, state and local or international governmental bodies and agencies or self-regulatory organizations. Moreover, we are also responsible for managing or assisting with the regulatory aspects of PINE’s compliance with applicable REIT rules. The level of regulation and supervision to which we and PINE are subject varies from jurisdiction to jurisdiction and is based on the type of business activity involved. The regulations to which we and PINE are subject are extensive, complex and require substantial management time and attention. Our failure or PINE’s failure to comply with any of the regulations, contractual obligations or policies applicable to it may subject us to extensive investigations, as well as substantial penalties and reputational risk, and our business and operations could be materially adversely affected. Our lack of compliance with applicable law could result in, among other things, our inability to enforce contracts, our default under contracts (including our management agreements with PINE) and our ineligibility to contract with and receive revenue from PINE. We have numerous contractual obligations with which we must comply on a continuous basis to operate our business, the default of which could have a material adverse effect on our business and financial condition. We have established internal policies designed to ensure that we manage our business in accordance with applicable law and regulation and in accordance with our contractual obligations. These internal policies may not be effective in all regards; and, if we fail to comply with our internal policies, we could be subjected to additional risk and liability.

Employee misconduct could harm us by subjecting us to significant legal liability, reputational harm and loss of business.

There is a risk that our employees could engage in misconduct that adversely affects our business. We are subject to a number of obligations and standards arising from our business and our authority over PINE or the ventures we manage. The violation of these obligations and standards by any of our employees may adversely affect PINE or the ventures we manage and us. Our business often requires that we deal with confidential matters of great significance to PINE and the ventures we manage. If our employees improperly use or disclose confidential information, we and PINE or the ventures we manage could suffer serious harm to our and its reputation, financial position and current and future business relationships and face potentially significant litigation. It is not always possible to detect or deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If any of our employees were to engage in or be accused of misconduct, our business and our reputation could be adversely affected. Misconduct by an employee might rise to the level of a default that would permit PINE or the ventures we manage to terminate the management agreements with us for cause and without paying a termination fee, which could materially adversely affect our business, results of operations and financial condition.

Significant legal proceedings may adversely affect our results of operations or financial condition.

We are subject to the risk of litigation, derivative claims, securities class actions, regulatory and governmental investigations and other litigation including proceedings arising from investor dissatisfaction with our operating performance. If any claims were brought against us and resulted in a finding of substantial legal liability, the finding could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could significantly adversely impact our business. Allegations of improper conduct by private litigants or regulators, regardless of veracity, may harm our reputation, and adversely impact our ability to grow our business or maintain our management of PINE or the ventures in which we have a financial interest.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.              PROPERTIES

As of December 31, 2019, the Company owns the following properties: (i) twenty-nine buildings occupied by single-tenants located in Arizona, California, Colorado, Florida, Maryland, New Mexico, New York, North Carolina, Texas, Virginia, and Washington; (ii) five multi-tenant properties located in Florida and Texas; (iii) full or fractional subsurface oil, gas, and mineral interests underlying approximately 455,000 “surface acres” in 20 counties in Florida; and (iv) a six-acre parcel of land in downtown Daytona Beach, Florida. Please refer to Item 1. “Business” for a more detailed discussion of our properties.

ITEM 3.              LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of our business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

On November 21, 2011, the Company, Indigo Mallard Creek LLC and Indigo Development LLC, as owners of the property leased to Harris Teeter, Inc. (“Harris Teeter”) in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving this property. The proposed road modifications would impact access to the property. The Company does not believe the road modifications provided a basis for Harris Teeter to terminate the lease. Regardless, in January 2013, the North Carolina Department of Transportation (“NCDOT”) proposed to redesign the road modifications to keep the all access intersection open for ingress with no change to the planned limitation on egress to the right-in/right-out only. Additionally, NCDOT and the City of Charlotte proposed to build and maintain a new access road/point into the property. Construction has begun and is not expected to be completed until 2020. Harris Teeter has expressed satisfaction with the redesigned project and indicated that it will not attempt to terminate its lease if this project is built as currently redesigned. Because the redesigned project will not be completed until 2020, the condemnation case has been placed in administrative closure. As a result, the trial and mediation will not likely be scheduled until requested by the parties, most likely in 2021.

ITEM 4.              MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES

COMMON STOCK PRICES AND DIVIDENDS

The Company’s common stock trades on the NYSE American stock exchange under the symbol “CTO”. The Company has paid dividends on a continuous basis since 1976, the year in which its initial dividends were paid. The following table summarizes aggregate annual dividends, which were paid quarterly, per share during the years ended December 31, 2019 and 2018:

2019	$0.44
2018	$0.27

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

	2019		2018
	High	Low	High	Low
	$	$	$	$
First Quarter	63.55	51.40	67.97	59.75
Second Quarter	63.74	57.33	65.87	57.81
Third Quarter	68.64	59.00	67.02	57.39
Fourth Quarter	68.40	58.56	62.90	49.23

The number of shareholders of record as of February 28, 2020 (without regard to shares held in nominee or street name) was 291. Many of the Company’s shares of common stock are held by brokers and institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2019 which were not previously reported.

Issuer Purchases of Equity Securities

The following share repurchases were made during the year ended December 31, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
1/1/2019 - 1/31/2019	46,136	$57.82	46,136	$10,000,060	(1)
2/1/2019 - 2/28/2019	1,900	59.94	1,900	9,886,169
3/1/2019 - 3/31/2019	22,672	59.56	22,672	8,535,987
4/1/2019 - 4/30/2019	381,650	57.68	381,650	4,800,969	(2)
5/1/2019 - 5/31/2019	55,951	59.81	55,951	1,455,186
6/1/2019 - 6/30/2019	24,168	59.92	24,168	7,127
7/1/2019 - 7/31/2019	—	—	—	7,127
8/1/2019 - 8/31/2019	—	—	—	7,127
9/1/2019 - 9/30/2019	—	—	—	7,127
10/1/2019 - 10/31/2019	—	—	—	7,127
11/1/2019 - 11/30/2019	78,125	64.00	78,125	5,007,127	(3)
12/1/2019 - 12/31/2019	80,500	62.10	80,500	8,077
Total	691,102	$59.46	691,102

(1)

In January of 2019, the Company’s Board of Directors approved an increase of $10 million to the stock repurchase program, refreshing the total program to an aggregate of $10 million. That buyback program was substantially complete as of June 30, 2019.

(2)

In April of 2019, the Company acquired 320,741 shares for approximately $18.4 million outside the Company’s $10 million buyback program. The transaction is more fully described in Note 14, “Treasury Stock.”

(3)

In November 2019, the Company’s Board of Directors approved an increase of $10 million to the stock repurchase program, refreshing the total program to an aggregate of $10 million. The current buyback program does not have an expiration date and was substantially complete as of December 31, 2019.

STOCK PERFORMANCE GRAPH

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

Among Consolidated-Tomoka Land Co., the NYSE American Composite Index, and Two Peer Groups

The following performance graph shows a comparison of cumulative total shareholder return from a $100 investment in stock of the Company over the five-year period ending December 31, 2019, with the cumulative shareholder return of the following: (i) the NYSE American Composite Index, a real estate industry index provided by Research Data Group; (ii) a peer group of companies that consists of Agree Realty, Cedar Realty Trust, Five Point Holdings, Four Corners Property Trust Inc., Getty Realty Corp., Lexington Realty Trust, One Liberty Properties, Rexford Industrial Realty, Inc., The St. Joe Company, Stratus Properties Inc., Tejon Ranch Company, Trinity Place Holdings, Urstadt Biddle Properties, and Whitestone REIT (collectively the “2019 Peer Group”); and (iii) a peer group of companies that consists of Agree Realty, Cedar Realty Trust, Four Corners Property Trust Inc., Farmland Partners, Getty Realty Corp., HomeFed Corporation, Lexington Realty Trust, One Liberty Properties, Stratus Properties Inc., Tejon Ranch Company, The St. Joe Company, Urstadt Biddle Properties, Wheeler REIT, and Whitestone REIT (collectively the “2018 Peer Group”). The Company adjusted its peer group in 2019, and therefore the performance graph disclosures, because the Company believes the 2019 Peer Group better reflects a mix of public companies that is reasonably comparable to the businesses of the Company, including the investment in and operation of income-producing properties and real estate operations, including land ownership.

	12/14	12/15	12/16	12/17	12/18	12/19
Consolidated-Tomoka Land Co.	100.00	94.60	96.11	114.62	95.17	110.13
NYSE American	100.00	73.22	87.67	88.81	75.61	86.47
2018 Peer Group	100.00	91.02	118.32	122.46	115.13	142.79
2019 Peer Group	100.00	92.21	122.29	130.48	122.02	157.85

ISSUER REPURCHASES OF EQUITY SECURITIES

In early 2017, the Company established a new $10 million stock repurchase program (the “$10 Million Repurchase Program”), in addition to the remaining approved repurchases under a prior plan totaling approximately $2.6 million. The Company completed repurchases totaling approximately $7.2 million during the year ended December 31, 2017. On July 18, 2018, the Company’s Board of Directors approved an increase of approximately $7.1 million to the stock repurchase program, refreshing the total program to an aggregate of $10 million (the “2018 Increase”), as the Company had completed repurchases prior the 2018 Increase. Including repurchases under the 2018 Increase, the Company repurchased a total of 168,602 shares of its common stock on the open market for a total cost of approximately $9.8 million, or an average price per share of $58.35, during the year ended December 31, 2018. In January 2019, the Company’s Board of Directors approved an increase of $10.0 million to the stock repurchase program, refreshing the total program to an aggregate of $10 million. As of the quarter ended September 30, 2019 the Company had repurchased 211,736 shares for approximately $12.7 million. In April 2019 the Company’s Board approved the repurchase of a block of shares from the Company’s largest shareholder whereby the Company repurchased 320,741 shares for approximately $18.4 million, or $57.50 per share. In November 2019 the Company’s Board approved a new $10 million buyback program. During the fourth quarter of 2019 the Company repurchased 158,625 shares for approximately $10 million, or $63.04 per share. The shares of the Company’s common stock repurchased during each of the aforementioned years through the year ended December 31, 2019 were returned to the Company’s treasury.

ITEM 6.              SELECTED FINANCIAL DATA

The following table summarizes our selected historical financial information for each of the last five fiscal years. The selected financial information has been derived from our audited Consolidated Financial Statements. Additional data for fiscal years 2019, 2018, and 2017 is included elsewhere in this report.

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Fiscal Years Ended
	2019	2018	2017	2016	2015
	(In thousands except per share amounts)
Summary of Operations:
Total Revenues	$44,941	$43,658	$38,651	$31,415	$25,199
Total Direct Cost of Revenues	(7,105)	(8,761)	(8,338)	(7,765)	(4,416)
General and Administrative	(9,818)	(9,785)	(10,253)	(10,298)	(8,754)
Impairment Charges	—	—	—	(2,181)	(510)
Depreciation and Amortization	(15,797)	(15,762)	(12,315)	(7,929)	(4,950)
Gain on Disposition of Assets	21,977	22,035	—	12,759	5,517
Operating Income	34,198	31,385	7,745	16,001	12,086
Interest Expense, Net of Investment Income	(12,121)	(10,371)	(8,485)	(9,284)	(6,712)
Income Tax Benefit (Expense) from Continuing Operations	(5,472)	(6,025)	22,481	(3,613)	(2,114)
Income from Continuing Operations	16,605	14,989	21,741	3,104	3,260
Income from Discontinued Operations (Net of Income Tax)	98,368	22,179	19,978	13,095	5,028
Net Income	114,973	37,168	41,719	16,199	8,288
Less: Net Loss Attributable to Noncontrolling Interest in Consolidated VIE	—	—	—	52	58
Net Income Attributable to Consolidated-Tomoka Land Co.	$114,973	$37,168	$41,719	$16,251	$8,346

Basic:
Net Income from Continuing Operations Attributable to Consolidated-Tomoka Land Co.	$3.32	$2.72	$3.92	$0.56	$0.57
Net Income from Discontinued Operations Attributable to Consolidated-Tomoka Land Co. (Net of Income Tax)	19.71	4.04	3.61	2.30	0.87
Basic Net Income per Share	$23.03	$6.76	$7.53	$2.86	$1.44

Diluted:
Net Income from Continuing Operations Attributable to Consolidated-Tomoka Land Co.	$3.32	$2.71	$3.90	$0.55	$0.57
Net Income from Discontinued Operations Attributable to Consolidated-Tomoka Land Co. (Net of Income Tax)	19.68	4.01	3.58	2.30	0.86
Basic Net Income per Share	$23.00	$6.72	$7.48	$2.85	$1.43

Dividends Paid Per Share	$0.44	$0.27	$0.18	$0.12	$0.08

Summary of Financial Position:
Property, Plant, and Equipment - Net	$370,591	$368,751	$342,628	$267,611	$257,256
Total Assets	$703,286	$556,330	$466,130	$408,623	$404,354
Shareholders’ Equity	$285,413	$211,761	$184,178	$148,276	$134,781
Long-Term Debt	$287,218	$247,625	$195,816	$166,245	$166,797

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

Recent Developments Impacting our Business

During the fourth quarter of 2019, the Company completed the following transactions that were transformational to the Company and its operating results for the year ended December 31, 2019 and meaningful to its ongoing operations in the periods subsequent to December 31, 2019:

•	Land JV Transaction

On October 16, 2019,  the Company completed the sale of a controlling interest in its wholly-owned subsidiary, Crisp39 SPV LLC to affiliates of Magnetar Capital LLC (the “Magnetar Land Sale”); (i) Flacto, LLC (“Flacto”); (ii)  Magnetar Longhorn Fund LP (“Longhorn”); and (iii) Magnetar Structured Credit Fund, LP (“Magnetar SCF” and collectively with Flacto and Longhorn, the “Magnetar Investors”)  pursuant to an Interest Purchase Agreement (the “Purchase Agreement”), for $97 million. Crisp39 SPV LLC holds the approximately 5,300 acres of undeveloped land in Daytona Beach, Florida (the “Land JV”). Following the closing of the Purchase Agreement, the Magnetar Investors collectively own a notional 66.50% equity interest in the Land JV, and the Company owns a notional 33.50% equity interest in the Land  JV (collectively, the Company and the Magnetar Investors are herein referred to as the “JV Partners”).  The transaction resulted in a gain of approximately $78.6 million, or approximately $12.21 per share, after tax, on the sale of the 66.50% equity interest in the Land JV and a non-cash gain of approximately $48.9 million on the Company’s retained interest in the Land JV, or approximately $7.59 per share, after tax.

The Company serves as the manager (the “Manager”) of the Land JV and is responsible for day-to-day operations at the direction of the JV Partners. All major decisions and certain other actions must be approved by the unanimous consent of the JV Partners (the “Unanimous Actions”). Unanimous Actions include the approval of pricing for all land parcels in the Land JV; approval of contracts for the sale of land that contain material revisions to the standard purchase contract of the Land JV; entry into any lease agreement affiliated with the Land JV;  entering into listing or brokerage agreements; approval and amendment of the Land JV’s operating budget; obtaining financing for the Land JV; admission of additional members; and dispositions of the Land JV’s real property for amounts less than market value. Pursuant to the Limited Liability Agreement of the Land JV will pay the Manager a management fee in the initial amount of $20,000 per month, which amount will be evaluated on a quarterly basis and reduced based on the value of real property that remains in the Land JV.

As a result of the Magnetar Land Sale, the Company has effectively divested all of its land holdings and as such the impact of the occurrence of land sales, which had been a primary element of the Company’s business for virtually its entire history, has been essentially eliminated. In addition, the need for utilizing the 1031 like-kind exchange structure to deploy proceeds from land sales into replacement assets, primarily income properties, has also been reduced substantially.

•	Alpine Income Property Trust, Inc. (NYSE: PINE)

On November 26, 2019, as part of the initial public offering (the “IPO”) of Alpine Income Property Trust, Inc. (“PINE”) on the New York Stock Exchange, the Company and certain of its affiliates entered into purchase and sale agreements with PINE and Alpine Income Property OP, LP (the “PINE OP”), pursuant to which the Company and such affiliates sold, and PINE or the PINE OP purchased, 15 properties for aggregate cash consideration of $125.9 million (collectively, the “Purchase and Sale Transaction”). In addition, the Company and certain of its affiliates entered into contribution agreements with the PINE OP, pursuant to which the Company and such affiliates contributed to the PINE OP five properties (the “Contributed Properties”) for an aggregate of 1,223,854 OP units of the PINE OP (the “OP Units”), which have an initial value of approximately $23.3 million (the “Contribution Transaction”), and collectively with the Purchase and Sale Transaction, (the “PINE Income Property Sale Transactions”). The PINE Income Property Sale Transactions resulted in a gain of approximately $1.0 million, or approximately $0.16 per share, after tax.

Concurrently with the PINE Income Property Sale Transactions, the Company purchased 394,737 shares of PINE common stock for a total purchase price of $7.5 million (the “Private Placement”). Also, on November 26, 2019, the Company purchased 421,053 shares of PINE common stock in the IPO for a total purchase price of $8.0 million (the “IPO Purchase” and together with the Private Placement, the “Equity Transactions”). Including the Company’s investment in PINE as a result of receiving 1,223,854 OP Units, the Company owns, in the aggregate, approximately 2.04 million shares of PINE common stock, or approximately 22.3% of PINE’s total shares outstanding.

In addition to the PINE Income Property Sale Transactions, the PINE IPO was significant for the Company and our business because concurrent with the PINE IPO, the Company entered into a management agreement with PINE (the “Management Agreement”) pursuant to which the Company is responsible for managing, operating, and administering the day-to-day operations, business and affairs of PINE, subject to the direction and supervision of PINE’s board of directors (the “PINE Board”) and in accordance with the investment guidelines approved and monitored by the PINE Board. Pursuant to the Management Agreement, PINE agreed to pay the Company a base management fee equal to 0.375% per quarter (or 1.5% annually) of PINE’s “total equity” (as defined in the Management Agreement) calculated and payable in cash, quarterly in arrears. Based on the equity raised in PINE’s IPO and the Private Placement, the initial base management fee would approximate $2.6 million. In addition, we have the ability to earn an incentive fee based on PINE’s shareholders achieving an annual return that exceeds an 8% annual hurdle, subject to a high-water mark price. The amount of the incentive fee would equal 15% of the amount by which the PINE shareholders annual return exceeds 8% in any given year.  The initial term of the Management Agreement is five (5) years and the Management Agreement cannot be terminated by either party during the initial term except for certain definitive events  which pertain primarily to our default or lack of performance. We also entered into an exclusivity and right of first offer agreement (the “Exclusivity and ROFO Agreement”) with PINE at the date of its IPO. Pursuant to the Exclusivity and ROFO Agreement the Company agreed not to invest in single-tenant net lease income properties, with limited exceptions. Further, the Company agreed to provide PINE with a right of first offer should the Company decided to sell any of its remaining portfolio of single-tenant net leased income properties in the future.

•	Golf Operations

On October 17, 2019, the Company sold its interest in the golf operations for $3.45 million (the “Golf Sale”), resulting in no gain on the transaction. The Company provided the buyer with financing in the form of an approximately $2.1 million first mortgage loan with a term of one year. As a result of the sale of the golf operations, the Company is no longer engaged in the ownership and operation of LPGA or any other golf club business.

Our Business

We are a diversified real estate operating company that was founded in 1910. As of December 31, 2019, we own and manage, sometimes utilizing third-party property management companies, thirty-four commercial real estate properties in eleven states in the United States, with approximately 1.8 million square feet of gross leasable space. These thirty-four properties in our portfolio comprise our income property operations segment.

In addition to our income property portfolio, as of December 31, 2019, or business included the following:

Management Services:

•	A fee-based management business that is engaged in managing PINE and the Land JV, see Note 5, “Related Party Management Services Business”.

Commercial Loan Investments:

•	A portfolio of commercial loan investments.

Real Estate Operations:

•	A portfolio of mineral interests consisting of approximately 455,000 subsurface acres in 20 counties in the state of Florida and a portfolio of mitigation credits;
•	A retained interest in the Land JV which is seeking to sell approximately 5,300 acres of undeveloped land in Daytona Beach, Florida; and
•

An interest in a joint venture (the “Mitigation Bank JV”) that owns an approximately 2,500 acre parcel of land in the western part of Daytona Beach, Florida which is engaged in the operation of a mitigation bank, which, pursuant to a mitigation plan approved by the applicable state and federal authorities, produces mitigation credits that are marketed and sold to developers of land in the Daytona Beach area for the purpose of enabling the developers to obtain certain regulatory permits.

Our business also includes, as outlined above, our investment in PINE of approximately $38.8 million resulting from the Equity Transactions, or approximately 22.3% of the PINE’s outstanding equity, including the OP Units which are exchangeable into common stock of PINE on a one-for-one basis, at PINE’s election. Our investment in PINE should generate investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in Investment Income on the accompanying statement of operations.

Prior to 2019, the Company operated in four primary business segments: income properties, commercial loan investments, real estate operations, and golf operations. During the fourth quarter of 2018, the Company commenced efforts to monetize the golf operations and accordingly, as of December 31, 2018, the golf assets and liabilities related to the golf operations were classified as held for sale in the accompanying consolidated balance sheets and the results of golf operations were classified as discontinued operations in the accompanying consolidated statements of income for all years presented. The golf operations segment, although discontinued in 2018, held assets as of December 31, 2018. Accordingly, the identifiable assets and liabilities have been disclosed separately as discontinued golf operations for the years presented.

As a result of the significant transactions during the fourth quarter of 2019, including the Land JV transaction, the PINE Income Property Sale Transactions, and the Golf Sale, the Company’s segment structure has been modified to more closely align with the continuing operations of the Company. The Company now operates in four primary business segments: income properties, management services, commercial loan investments, and real estate operations. The new management services segment consists of the revenue generated from managing PINE and the Land JV. The management services segment had no assets as of December 31, 2019, 2018, or 2017. The real estate operations segment previously included land sales from the Daytona Beach land portfolio as well as revenue and expenses related to the sale of mitigation credits and subsurface operations. Upon the completion of the Land JV transaction in the fourth quarter of 2019, the real estate operations related to land sales have been classified as discontinued operations in the accompanying consolidated statements of income for the years ended December 31, 2019, 2018, and 2017 and the continuing real estate operations segment remaining consists of subsurface operations and mitigation credit sales. The identifiable assets and liabilities related to the discontinued real estate operations have been separately disclosed as discontinued real estate operations for the years presented.

The following is a summary of financial information regarding the Company’s business segments (amounts in thousands) for the years ended December 31:

	2019	2018	2017
Revenues of each segment are as follows:
Income Properties	$41,956	$40,076	$31,407
Management Services	304	—	—
Commercial Loan Investments	1,829	616	2,053
Real Estate Operations	852	2,966	5,191
Total Revenues	$44,941	$43,658	$38,651
Operating income from Continuing Operations before income tax for each segment is as follows:
Income Properties	$34,956	$31,906	$24,489
Management Services	304	—	—
Commercial Loan Investments	1,829	616	2,053
Real Estate Operations	748	2,375	3,770
General and Corporate Expense	(9,818)	(9,785)	(10,253)
Depreciation and Amortization	(15,797)	(15,762)	(12,314)
Gain on Disposition of Assets	21,977	22,035	—
Total Operating Income	$34,199	$31,385	$7,745
Identifiable assets of each segment are as follows:
Income Properties	$464,285	$492,094	$388,603
Commercial Loan Investments	35,742	—	11,964
Real Estate Operations	65,555	14,316	4,416
Discontinued Real Estate Operations	833	20,972	38,880
Discontinued Golf Operations	—	4,462	6,262
Corporate and Other (1)	136,871	24,486	16,005
Total Assets	$703,286	$556,330	$466,130

(1)	Corporate and Other assets includes all other corporate assets, including cash, restricted cash, and investment securities.

BUSINESS PLAN

Our business plan going forward is primarily focused on investing in income-producing real estate, primarily multi-tenant commercial retail properties occupied by retail or office tenants. We may also self-develop multi-tenant income properties, as we have done in the past. We may also invest in commercial loans or similar financings secured by commercial real estate. Our investment in multi-tenant income properties, and possibly single-tenant net lease assets that fall outside our Exclusivity and ROFO agreement with PINE, may utilize proceeds from the sale of an income property currently in our portfolio and because our tax basis in property likely carries a tax basis from the low-basis land parcel we sold to by the existing property, we may seek to have the sale of the existing income property qualify for income tax deferral through the like-kind exchange provisions under Section 1031 of the Internal Revenue Code. The low tax basis in our income property portfolio is the result of us having acquired the original land primarily in the early part of our 100 plus year history. Utilizing the like-kind exchange structure allows us to continue to defer the related income taxes on the original gains from the land sales and possibly the gains achieved on the sale of the original replacement property or properties. Generally, in order to utilize the like-kind exchange structure, we are prohibited from engaging in activities that are typically indicative of the developer of an income property or a dealer in income property sales. Our approach in investing in income-producing real estate is to use leverage, when appropriate or necessary, to fund our acquisitions and to help achieve our business objectives. Our use of leverage in acquiring income-producing real estate is intended to provide positive returns relative to our borrowing costs. We believe this enhances our Company’s income-generating real estate asset base while keeping us cash flow positive.

Our investment strategy seeks to acquire income properties, primarily multi-tenants,  which will continue to broaden the credit base of our lease tenants, diversify our income property portfolio geographically, with an emphasis on major markets and growth markets in the U.S., and diversify the type of income-producing property. We may selectively choose to complete the development of an income property investment.

Proceeds from completed sales of income properties supply us with investible capital. Our access to sources of debt financing, particularly our borrowing capacity under our Credit Facility, also provide a source of capital for our investment strategy. Our strategy is to utilize leverage, when appropriate and necessary, and potentially proceeds from sales of income properties, the disposition or payoffs of our commercial loan investments, and certain transactions involving our Subsurface Interests, to acquire income properties. We may also acquire or originate commercial loan investments, invest in securities of real estate companies, or make other shorter-term investments. Our targeted investment classes may include the following:

•	Multi-tenant office and retail properties in major metropolitan areas and growth markets, typically stabilized;
•

Single-tenant retail and office, double or triple net leased, properties in major metropolitan areas and growth markets that are compliant with our commitments under the Exclusivity and ROFO agreement;

•	Purchase or origination of ground leases, that are compliant with our commitments under the Exclusivity and ROFO agreement;
•	Self-developed properties comprised of select office, flex, industrial, and retail;
•	Joint venture development using land owned by the Land JV;
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

Our investments in income-producing properties are typically subject to long-term leases. For multi-tenant properties, each tenant typically pays its proportionate share of the aforementioned operating expenses of the property, although for such properties we typically incur additional costs for property management services. Single-tenant leases are typically in the form of triple or double net leases and ground leases. Triple-net leases generally require the tenant to pay property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance, and capital expenditures.

INCOME PROPERTIES

We have pursued a strategy of investing in income-producing properties, when possible, by utilizing the proceeds from real estate transactions, including the disposition of income properties and transactions involving our Subsurface Interests.

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

During the year ended December 31, 2019, the Company acquired ten single-tenant income properties and one multi-tenant income property, for an aggregate purchase price of approximately $164.7 million as described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Property Acres	Purchase Price	Percentage Leased	Remaining Lease Term at Acquisition Date (in years)
Hobby Lobby Stores, Inc.	Single-Tenant	Winston-Salem, NC	05/16/19	55,000	7.6	$8,075,000	100%	10.9
24 Hour Fitness USA, Inc.	Single-Tenant	Falls Church, VA	05/23/19	46,000	3.1	21,250,000	100%	8.6
Walgreen Co.	Single-Tenant	Birmingham, AL	06/05/19	14,516	2.1	5,500,000	100%	9.8
Family Dollar Stores of Massachusetts, Inc.	Single-Tenant	Lynn, MA	06/07/19	9,228	0.7	2,100,000	100%	4.8
Walgreen Co.	Single-Tenant	Albany, GA	06/21/19	14,770	3.6	3,634,000	100%	13.6
Carpenter Hotel (1)	Single-Tenant	Austin, TX	07/05/19	N/A	1.4	16,250,000	100%	99.1
General Dynamics Corporation	Single-Tenant	Reston, VA	07/12/19	64,319	3.0	18,600,000	100%	9.9
Live Nation Entertainment, Inc.	Single-Tenant	East Troy, WI	08/30/19	N/A	158.3	7,500,000	100%	10.6
Party City Corporation	Single-Tenant	Oceanside, NY	09/24/19	15,500	1.2	7,120,000	100%	10.2
Burlington Stores, Inc.	Single-Tenant	N. Richland Hills, TX	10/28/19	70,891	5.3	11,940,000	100%	9.3
The Strand	Multi-Tenant	Jacksonville, FL	12/09/19	212,402	52.0	62,701,000	95%	9.5
	Total / Weighted Average			502,626		$164,670,000		18.4

(1)The ground lease with The Carpenter Hotel includes two tenant repurchase options. Pursuant to FASB ASC Topic 842, Leases, the $16.25 million investment has been recorded in the accompanying consolidated balance sheet as of December 31, 2019 as a commercial loan investment. See Note 4, “Commercial Loan Investments”.

In addition to the 20 single-tenant net lease properties sold to PINE in November 2019, the Company completed the sale of four other income properties during the year ended December 31, 2019. In February 2019, the Company sold its approximately 59,000 square foot multi-tenant retail property located in Sarasota, Florida that was anchored by a Whole Foods Market grocery store, for approximately $24.6 million. In May 2019, the Company sold its approximately 112,000 square foot retail strip center, anchored by a 24-Hour Fitness, for approximately $18.3 million. In June 2019, the Company sold its approximately 76,000 square foot multi-tenant office property in Santa Clara, California for approximately $37 million. And finally, in August of 2019, the Company sold its property that was subject to a ground lease with WaWa for approximately $2.8 million. In aggregate, the four dispositions generated approximately $82.6 million in proceeds with gains recognized of approximately $20.8 million, or approximately $3.06 per share, after tax.

Our current portfolio of twenty-nine (29) single-tenant income properties generates approximately $20.4 million of revenues from straight-line base lease payments on an annualized basis and had a weighted average remaining lease term of 9.1 years as of December 31, 2019. Our current portfolio of five (5) multi-tenant properties generates approximately $8.9 million of revenue from straight-line base lease payments on an annualized basis and had a weighted average remaining lease term of 6.5 years as of December 31, 2019.

As part of our overall strategy for investing in income-producing properties, we have self-developed properties, including five multi-tenant office properties, all of which are located in Daytona Beach, Florida. We sold one these properties in 2016 and the four other properties on March 26, 2018.

We also self-developed two single-tenant net lease restaurant properties on a 6-acre beachfront parcel in Daytona Beach, Florida. The development was completed in January of 2018 and rent commenced from both tenants pursuant to their separate leases. On a limited basis, we have acquired and may continue to selectively acquire other real estate, either vacant land or land with existing structures, that we would demolish and develop into additional income properties, possibly in the downtown and beachside areas of Daytona Beach, Florida. Through December 31, 2019, we invested approximately $5.2 million to acquire approximately 6.0 acres in downtown Daytona Beach that is located in an opportunity zone. Specifically, our investments in the Daytona Beach area would target opportunistic acquisitions of select catalyst sites, which are typically distressed, with an objective of having short investment horizons. Should we pursue such acquisitions, we may seek to partner with developers to develop these sites rather than self-develop the properties.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. In the recent past, the Company was pursuing an effort to the monetize certain of our multi-tenant income properties with the Company intending to reinvest the potential proceeds from these dispositions into single-tenant net lease income properties. As a result of that strategy, we sold three multi-tenant income properties during the year ended December 31, 2019. In part, as a result of entering into the Exclusivity and ROFO Agreement, our income property investment strategy will be focused primarily on multi-tenant retail and office properties. We may pursue this strategy, in part, by monetizing certain of our single-tenant properties, and should we do so, we would seek to utilize the 1031 like-kind exchange structure to preserve the tax-deferred gain on the original transaction(s) that pertains to the replacement asset.

As of December 31, 2019, the Company owned twenty-nine single-tenant and five multi-tenant income properties in eleven states. Following is a summary of these properties:

Tenant	City	State	Area (Square Feet)	Year Built
24 Hour Fitness USA, Inc.	Falls Church	VA	46,000	2012
Aspen Development	Aspen	CO	19,596	2015
Bank of America	Monterey	CA	32,692	1982
Wawa (formerly Barnes & Noble)	Daytona Beach	FL	—	Under Construction
Big Lots	Phoenix	AZ	34,512	2000
Big Lots	Germantown	MD	25,589	2000
Burlington Stores, Inc.	N. Richland Hills	TX	70,891	1993
Carpenter Hotel	Austin	TX	—	1949/2018
Carrabba's Italian Grill	Austin	TX	6,528	1994
Chase Bank	Jacksonville	FL	3,614	2017
Chuy's Restaurant & Bar	Jacksonville	FL	7,950	2017
Crabby's Restaurant (formerly Cocina 214)	Daytona Beach	FL	5,780	2018
CVS	Dallas	TX	10,340	2016
Fidelity Investments (affiliate of)	Albuquerque	NM	210,067	2009
Firebirds Wood Fired Grill	Jacksonville	FL	6,948	2017
General Dynamics Corporation	Reston	VA	64,319	1984/2018
Harris Teeter	Charlotte	NC	45,089	1993
LandShark Bar & Grill	Daytona Beach	FL	6,264	2018
Lowe’s Corporation	Katy	TX	131,644	1997
Macaroni Grill	Arlington	TX	8,123	1993
Moe's Southwest Grill	Jacksonville	FL	3,111	2017
Outback Steakhouse	Austin	TX	6,176	1994
PDQ	Jacksonville	FL	3,366	2017
Party City Corporation	Oceanside	NY	15,500	1999/2014
Rite Aid Corp.	Renton	WA	16,280	2006
Staples	Sarasota	FL	18,120	2012
Walgreens	Clermont	FL	13,650	2003
Wawa	Jacksonville	FL	6,267	2017
Wells Fargo	Raleigh	NC	450,393	1996/1997
29 Single-Tenant Properties			1,268,809
7-Eleven	Dallas	TX	4,685	1973
World of Beer/Fuzzy's Taco Shop	Brandon	FL	6,715	2006
Riverside Avenue	Jacksonville	FL	136,856	2003
Westcliff Shopping Center	Fort Worth	TX	136,185	1954
The Strand	Jacksonville	FL	212,402	2017/2018
5 Multi-Tenant Properties			496,843
Total 34 Properties			1,765,652

The weighted average economical and physical occupancy rates of our income properties for each of the last three years on a portfolio basis are as follows:

Year	Single-Tenant Economic / Physical Occupancy	Multi-Tenant Economic / Physical Occupancy
2017	100% / 100%	85% / 85%
2018	100% / 100%	86% / 85%
2019	100% / 100%	82% / 82%

The information on lease expirations of our total income property portfolio for each of the ten years starting with 2020 is as follows:

Year	# of Tenant Leases Expiring	Total Square Feet of Leases Expiring	Annual Rents Expiring (1)	Percentage of Gross Annual Rents Expiring (1)
2020	4	63,150	$1,018,402	3.6%
2021	9	84,261	$1,173,945	4.2%
2022	6	47,430	$1,808,497	6.4%
2023	6	60,211	$966,982	3.4%
2024	4	479,262	$3,192,015	11.4%
2025	1	5,393	$127,055	0.5%
2026	3	22,417	$632,603	2.3%
2027	6	213,853	$3,131,301	11.1%
2028	12	372,570	$7,046,298	25.1%
2029	12	190,916	$4,055,564	14.4%

(1)	Annual Rents consist of the base rent to be received pursuant to each lease agreement, i.e. not on a straight-line basis.

The majority of leases have additional option periods beyond the original term of the lease, which typically are exercisable at the tenant’s option.

We had one tenant that accounted for more than 10% of our consolidated income property revenue during the year ended December 31, 2019. Wells Fargo, who occupied two single-tenant office properties located in Hillsboro, Oregon and Raleigh, North Carolina, accounted for approximately 12.5% of our consolidated revenues during the year ended December 31, 2019. The office property leased to Wells Fargo located in Hillsboro, Oregon was sold as a part of the PINE Income Property Sale Transactions on November 26, 2019. The office property leased to Wells Fargo located in Raleigh, North Carolina also represented 26% of the total square footage of our income property portfolio as of December 31, 2019. A default by this tenant would have a material adverse effect on the Company’s income properties segment and its overall results of operations. We have one other tenant, Fidelity Investments, who represented over 5% of our consolidated revenues during the year ended December 31, 2019, and a large percentage of the square footage of our income property portfolio, but not in excess of 10%.

MANAGEMENT SERVICES BUSINESS

Our business plans also include generating revenue from managing PINE and the Land JV. Pursuant to the Management Agreement, we will generate a base management fee equal to 1.5% of PINE’s total equity. The structure of the base fee provides us with an opportunity for our base fee to grow should PINE’s independent board members determine to raise additional equity capital in the future. We also have an opportunity to achieve additional cash flows as Manager of PINE pursuant to the terms of the incentive fee.

The Company also generates management fees as the Land JV Manager.  Pursuant to the terms of the operating agreement for the Land JV, the initial amount of the management fee is $20,000 per month. The management fee is evaluated quarterly and as land sales occur in the Land JV, the basis for our management fee will be reduced as the management fee is based on the value of real property that remains in the Land JV.

COMMERCIAL LOAN INVESTMENTS

Our investments in commercial loans or similar structured finance investments, such as mezzanine loans or other subordinated debt, have been and are expected to continue to be secured by commercial or residential real estate or the borrower’s pledge of its ownership interest in the entity that owns the real estate. The first mortgage loans we invest in or originate are generally for commercial real estate located in the United States and its territories and are current or performing with either a fixed or floating rate. Some of these loans may be syndicated in either a pari-passu or senior/subordinated structure. Commercial first mortgage loans generally provide for a higher recovery rate due to their senior position in the underlying collateral. Commercial mezzanine loans are typically secured by a pledge of the borrower’s equity ownership in the underlying commercial real estate. Unlike a mortgage, a mezzanine loan is not secured by a lien on the property. An investor’s rights in a mezzanine loan are usually governed by an intercreditor agreement that provides holders with the rights to cure defaults and exercise control on certain decisions of any senior debt secured by the same commercial property.

2019 Commercial Loan Investment Portfolio. During the year ended December 31, 2019, the Company invested approximately $18.3 million on three commercial loans, two were mortgage notes of $8 million and $8.25 million secured by a parcel of land in Orlando, Florida and a full-service hotel in Austin, Texas, respectively. In addition, in connection with the sale of the Company’s golf operations, the Company provided an approximately $2.1 million loan to the buyer, with a maturity of one year and an interest rate of 7.5%. As of December 31, 2019, the Company’s commercial loan investment portfolio included the three loans with a total remaining principal balance of approximately $18.2 million, a weighted average interest rate of approximately 11.3% and a remaining duration to maturity of approximately 0.5 years.

2018 Commercial Loan Investment Portfolio. During the year ended December 31, 2018, the Company had two loan investments totaling approximately $11.9 million, that were repaid in full at maturity. As of December 31, 2018, the Company had no commercial loan investments.

2017 Commercial Loan Investment Portfolio. During the year ended December 31, 2017, the Company invested in a $3 million loan on a parcel of land in Daytona Beach that was being developed into a multi-family condominium property. As of December 31, 2017, the Company’s commercial loan investment portfolio included two loans with a total remaining principal balance of approximately $11.9 million, a weighted average interest rate of 9.5% and a remaining duration to maturity of approximately 0.5 years. During the year a $10 million mezzanine loan investment secured by a hotel located at the Dallas/Fort Worth airport in Texas and a $5 million mezzanine loan investment secured by a hotel located in downtown Atlanta, Georgia, were paid off in full.

LAND and INVESTMENT IN THE LAND JV

Land JV. As noted above, the direct impact of the Magnetar Land Sale is that the Company divested itself of its land holdings, but for the 6-acre Daytona Beach development land described below, and as such the occurrence of land sales, which had been a primary element of the Company’s business for virtually its entire 109-year history, has been essentially discontinued. Consequently, the operations associated with our land holdings were treated as discontinued operations and accordingly the revenues and expenses that had been presented within the Company’s real estate operations segment in prior periods were reclassified in the statement of operations for the year ended December 31, 2019 and all prior periods presented.

However, the Company is continuing to pursue land sales on the approximately 5,300 acres that formerly comprised its land holdings in its role as Manager (of the Land JV) on behalf of the JV Partners. The Company’s retained interest in the Land JV represents a notional 33.5% stake in the venture, the value of which may be realized in the form of distributions based on the timing and the amount of proceeds achieved when the land is ultimately sold by the Land JV. As of March 6, 2020, the Land JV has completed approximately $22 million in land sales since its inception in mid-October 2019 and currently has a pipeline of 10 purchase and sale agreements for potential land sale transactions representing approximately $97 million of potential proceeds to the Land JV. The 4,200 acres under contract represents approximately 84% of the total remaining land in the Land JV.

Daytona Beach Development. We may selectively acquire other real estate in Daytona Beach, Florida. We may target either vacant land or land with existing structures that we would raze and develop into additional income properties. During 2018, the Company acquired a 5-acre parcel of land with existing structures in downtown Daytona Beach, for a purchase price of approximately $2.0 million. As of December 31, 2019, the Company has also acquired other contiguous parcels totaling approximately 1-acre for approximately $2.1 million. Combined, these parcels represent the substantial portion of an entire city block in downtown Daytona Beach adjacent to International Speedway Boulevard, a major thoroughfare in Daytona Beach. The combined 6 acres is located in an opportunity zone and a community redevelopment area. In addition, this property is proximate to the future headquarters of Brown & Brown Inc., the sixth largest insurance broker in the U.S. and a publicly listed company that is expected to be occupied by at least 600 of their employees. We have engaged a national real estate brokerage firm to assist us in identifying a developer or investor to acquire a portion or all of the property or to contribute into a potential joint venture to redevelop the property. We are pursuing entitlements for the potential redevelopment of these parcels, along with certain other adjacent land parcels, some of which we have under contract for purchase. As of December 31, 2019, we have incurred approximately $1.1 million in raze and entitlement costs related to these parcels. Our intent for investments in the Daytona Beach area is to target opportunistic acquisitions of select catalyst sites, which are typically distressed, with the objective of short-to-medium investment horizons. We may enter into joint ventures or other partnerships to develop land we have acquired or may acquire in the future in lieu of self-developing.

Revenue from Tomoka Town Center. During 2015 and 2016, the Company completed three land sales with a gross sales price totaling approximately $21.4 million, with Tanger Outlets (“Tanger”), Sam’s Club (“Sams”), and North American Development Group (“NADG”), representing the sale of approximately 235 acres of land that is now the location of a Tanger Outlet mall, a Sam’s Club retail property and a retail power center called the Tomoka Town Center. As part of the three land sale agreements and subsequent land sales with NADG, the Company performed certain infrastructure work, which began in the fourth quarter of 2015 and was completed in the fourth quarter of 2016, for which the Company would be reimbursed for the cost of the infrastructure work. The Company received NADG’s portion of the reimbursement as NADG closed on each parcel of land included in the respective land sales contracts with the Company. Tanger and Sam’s agreed to pay their reimbursement of the infrastructure costs over a ten-year period.  The reimbursements applicable to and due from Tanger and Sam’s totaled approximately $2.8 million. As of December 31, 2019, the Company has received approximately $1.1 million of the Tanger and Sam’s reimbursements. These reimbursements are included in the results of the land operations which are now reflected in discontinued operations and will be through the final payment of Tanger’s and Sam’s reimbursement obligation.

Since the transition in our land operations occurred late in 2019, the impact of land sales for the periods prior to October 2019 are no longer germane to our financial condition, results of operations and cash flows. As such the following  summarized information is provided regarding land sales activity prior to October 2019.

2019 Land Sales. During the year ended December 31, 2019, the Company completed five (5) land sales transactions, including: (i) the Magnetar Land Sale for approximately 5,300 acres of land, for total proceeds of approximately $97 million; (ii) two transactions with Unicorp Development representing approximately 23.6 acres and generating aggregate proceeds of approximately $7.1 million; (iii) the sale of approximately 38 acres for total proceeds of $710,000, and (iv) a land sale to NADG for approximately 13 acres generating proceeds of approximately  $3 million. In total the Company, in 2019, sold approximately 5,400 acres generating proceeds of approximately $108 million. Including the approximately $48.9 million recognized on the retained interest in the Land JV, gains of approximately $133 million, or approximately $20.60 per share after tax, were recognized.

2018 Land Sales. During the year ended December 31, 2018, the Company completed land transactions representing approximately 2,697 acres including: (i) the sale of a 70% interest in the Mitigation Bank (hereinafter defined) that holds approximately 2,492 acres for proceeds of $15.3 million and (ii) twelve land sales totaling approximately 205 acres for aggregate proceeds of approximately $43.7 million. The twelve land sales generated gains of approximately $32.6 million, or approximately $4.44 per share, after tax.

2017 Land Sales. During the year ended December 31, 2017, the Company completed land transactions representing approximately 1,700 acres including: (i) the sale of nearly 1,600 acres to Minto Communities generating proceeds of approximately $27.2 million; (ii) two transactions with NADG of approximately 46 acres for total proceeds of approximately $10.6 million, and (iii) five other transactions representing approximately 73.5 acres that generated approximately $9.2 million of proceeds. The land sales in 2017 generated aggregate proceeds of approximately $45.5 million and gains of approximately $31.8 million, or approximately $3.51 per share, after tax.

Land Impairments. As more fully described in Note 11, "Impairment of Long-Lived Assets," during the years ended December 31, 2019, 2018 and 2017, the Company did not recognize any impairments on its undeveloped land holdings.

Mitigation Bank. The mitigation bank transaction consists of the sale of a 70% interest in the entity that holds approximately 2,492 acres of land that has been permitted for the creation of a wetland mitigation bank (the “Mitigation Bank JV”). The purchaser of the 70% interest in the Mitigation Bank JV is comprised of certain funds and accounts managed by an investment advisor subsidiary of BlackRock, Inc. (“BlackRock”). The Company retained an approximately 30% non-controlling interest in the Mitigation Bank JV. A third-party was retained by the Mitigation Bank JV as the day-to-day manager of the Mitigation Bank property, responsible for the maintenance, generation, tracking, and other aspects of wetland mitigation credits.

The Mitigation Bank JV intends to engage in the creation and sale of both federal and state wetland mitigation credits. These credits will be created pursuant to the applicable permits that have been or will be issued to the Mitigation Bank JV from the federal and state regulatory agencies that exercise jurisdiction over the awarding of such credits, but no assurances can be given as to the ultimate issuance, marketability or value of the credits. The Mitigation Bank JV received the permit from the state regulatory agency on June 8, 2018 (the “State Permit”). The state regulatory agency may award up to 355 state credits under the State Permit. On August 6, 2018, the state regulatory agency awarded the initial 88.84 credits under the State Permit. Receipt of the remaining federal permit is anticipated to occur prior to the end of 2020.

The gain on the sale of the 70% interest in the Mitigation Bank totaled approximately $18.4 million and is comprised of the gain on the sale of 70% interest for proceeds of $15.3 million as well as the gain on the retained 30% interest pursuant to FASB ASC Topic 610-20, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets. The gain is included in the Gain on Disposition of Assets in the Company’s consolidated statements of operations. As of December 31, 2018, the approximately $6.8 million Investments in Joint Ventures included on the Company’s consolidated balance sheets is comprised of the fair market value of the 30% retained interest in the Mitigation Bank JV.

The operating agreement of the Mitigation Bank JV (the “Operating Agreement”) executed in conjunction with the mitigation bank transaction stipulates that the Company shall arrange for sales of the Mitigation Bank JV’s mitigation credits to unrelated third parties totaling no less than $6 million of revenue to the Mitigation Bank JV, net of commissions, by the end of 2020, utilizing a maximum of 60 mitigation credits (the “Minimum Sales Requirement”). The Operating Agreement stipulates that if the Minimum Sales Requirement is not achieved, then BlackRock has the right, but is not required, to cause the Company to purchase the number of mitigation credits necessary to reach the Minimum Sales Requirement (the “Minimum Sales Guarantee”). The Company estimates the fair value of the Minimum Sales Guarantee to be approximately $100,000 which was recorded as a reduction in the gain on the transaction and is included in Accrued and Other Liabilities in the Company’s consolidated balance sheet as of December 31, 2018.

Additionally, the Operating Agreement provides BlackRock the right to cause the Company to purchase a maximum of 8.536 mitigation credits per quarter (the “Commitment Amount”) from the Mitigation Bank JV at a price equal to 60% of the then fair market value for mitigation credits (the “Put Right”). The Put Right is applicable even if the Mitigation Bank JV has not yet been awarded a sufficient number of mitigation credits by the applicable federal and state regulatory agencies. Further, in any quarter that BlackRock does not exercise its Put Right, the unexercised Commitment Amount for the applicable quarter may be rolled over to future calendar quarters. However, the Operating Agreement also stipulates that any amount of third-party sales of mitigation credits will reduce the Put Rights outstanding on a one-for-one basis, if the sales price of the third-party sales equals or exceeds the prices stipulated by the Put Right. Further, any sales of mitigation credits to third parties at the requisite minimum prices in a quarter that exceeds the quarterly amount of the Put Right will reduce the Put Rights in future calendar quarters on a one-for-one basis. The maximum potential of future payments for the Company pursuant to the Put Right is approximately $27 million. The Company estimates the fair value of the Put Right to be approximately $200,000, which was recorded as a reduction in the gain on the transaction and is included in Accrued and Other Liabilities in the Company’s consolidated balance sheet as of December 31, 2018. In December 2019, BlackRock exercised its Put Right and put 25 mitigation credits to the Company, which the Company purchased for approximately $1.9 million, or approximately $75,000 per credit. The credits acquired were included as an increase to Impact Fees and Mitigation Credits on the accompanying consolidated balance sheets as of December 31, 2019.

Other Real Estate Assets. The Company owns mitigation credits with a cost basis of approximately $2.3 million as of December 31, 2019. The increase in mitigation credits includes the 25 credits acquired from the Mitigation Bank during December 2019 as described in Note 6, Land and Investments in the Land JV. There were no mitigation credit sales during the year ended December 31, 2019. During the year ended December 31, 2018, the Company transferred mitigation credits with a basis of approximately $124,000 to the land acquired by Buc-ee’s. During the year ended December 31, 2018, the Company sold mitigation credits for approximately $1.0 million, for a gain of approximately $882,000, or $0.12 per share, after tax. During the year ended December 31, 2017, the Company sold mitigation credits for approximately $1.6 million, for a gain of approximately $1.3 million, or $0.15 per share, after tax. Additionally, the Company recorded the transfer of mitigation credits with a cost basis of approximately $298,000 as a charge to direct cost of revenues of real estate operations during the year ended December 31, 2017, as more fully described in Note 21, “Commitments and Contingencies.” During the years ended December 31, 2018 and 2017, the Company received cash payments of approximately $338,000 and $519,000, respectively, for impact fees with a cost basis that was generally of equal value, with no such impact fee sales during the year ended December 31, 2019, as the balance of impact fees is only approximately $2,000. Additionally, during the year ended December 31, 2018, impact fees with a cost basis of approximately $72,000 were transferred to the beachfront restaurant leased to LandShark Bar & Grill.

Subsurface Interests. As of December 31, 2019, the Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 455,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The revenues generated by the portfolio of subsurface interests includes the sale of subsurface acres, the leasing of subsurface acres for mineral exploration activities, and payments made to the Company, typically by the owner of the surface acres, to compensate us for releasing our right to enter the surface acres to access our subsurface acres.

Prior to September 2019, the Company leased certain of the Subsurface Interests to a mineral exploration organization for exploration. An eight-year oil exploration lease was executed in 2011 that covered a portion of our Subsurface Interests. On September 20, 2017, the Company amended the oil exploration lease to, among other things, extend the expiration of the original term for five additional years to the new expiration date of September 22, 2024. As a result, the lease was effectively comprised of thirteen one-year terms as the lessee had the option to terminate the lease at the end of each lease year. The lessee had previously exercised renewal options through the eighth year of the lease which ended on September 22, 2019. The Lessee elected not to renew the oil exploration lease beyond September 22, 2019. During the eight years the lease was active the annual lease payments were recognized as revenue ratably over the respective twelve-month lease period. During the lease term a number of the renewals included the payment of a drilling penalty by the Lessee. The non-refundable drilling penalty payments were recognized as revenue when earned, i.e. when the amount agreed upon was paid. Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the years December 31, 2019, 2018, and 2017, lease income of approximately $598,000, approximately $807,000, and approximately $807,000 was recognized, respectively.

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

(1)

Generally, cash payment for the Lease Payment and Drilling Penalty is received on or before the first day of the lease year. The Drilling Penalty, which is due within thirty days from the end of the prior lease year, is recorded as revenue when earned, i.e. when the amount is agreed upon, while the Lease Payment is recognized on a straight-line basis over the respective lease term. The oil exploration lease has not been renewed beyond September 22, 2019 and has effectively terminated.

There were no sales of subsurface acres during the years ended December 31, 2019 or 2018. During the year ended December 31, 2017, the Company sold approximately 38,750 acres of subsurface interests in Osceola County, Florida for approximately $2.1 million (the "Osceola Subsurface Sale"). The gain from the Osceola Subsurface Sale totaled approximately $2.08 million, or $0.23 per share, after tax.

During the year ended December 31, 2018, the Company completed a transaction releasing our surface entry rights on approximately 600 acres in exchange for approximately $185,000 in cash and fee title to approximately 40 additional acres in Hendry County, valued at approximately $320,000. Including the non-cash value received, the gain from the transaction totaled approximately $435,000, or $0.06 per share, after tax. Additional cash payments for the release of surface entry rights during 2018 totaled approximately $73,000. The revenue from the release of surface entry rights during the year ended December 31, 2017 totaled approximately $2.1 million.

During the years ended December 31, 2019, 2018, and 2017, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator resulting in revenues received from oil royalties of approximately $42,000, $72,000, and $86,000, respectively.

The Company is not prohibited from selling any or all of its Subsurface Interests. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee typically based on a percentage of the surface value. Should the Company complete a transaction to sell all or a portion of its Subsurface Interests or complete a release transaction, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments including income-producing properties. During the year ended December 31, 2018, the Company completed a transaction releasing our surface entry rights on approximately 600 acres in exchange for approximately $185,000 in cash and fee title to approximately 40 additional acres in Hendry County, valued at approximately $320,000. Including the non-cash value received, the gain from the transaction totaled approximately $435,000, or $0.06 per share, after tax. Additional cash payments for the release of surface entry rights during 2018 totaled approximately $73,000. Cash payments for the release of surface entry rights totaled approximately $104,000 during the year ended December 31, 2019, while there were no releases of surface entry rights during the year ended December 31, 2017.

GOLF OPERATIONS

The Golf Sale closed in October 2019. Prior to October 2019, the Company owned the LPGA International Golf Club (the “Club”), a semi-private golf club consisting of two 18-hole championship golf courses, a three-hole practice facility, a clubhouse facility with food and beverage operations, and a fitness facility. The Club was managed by a third party.

Prior to January 2017, the Company leased from the City of Daytona Beach, FL (the “City”) a large portion of the land underlying the Club (the “Golf Course Lease”). On January 24, 2017, the Company acquired the approximately 690 acres of land and improvements covered by the Golf Course Lease, for approximately $1.5 million (the “Golf Course Land Purchase”). In conjunction with the Golf Course Land Purchase, the Golf Course Lease was terminated. Therefore, during the first quarter of 2017, the Company eliminated the remaining accrued liability of approximately $2.2 million, resulting in the recognition of approximately $0.40 per share in non-cash earnings, or $0.24 per share after tax, which comprises the Golf Course Lease termination in the consolidated statements of operations. The $2.2 million consisted of approximately $1.7 million which reflects the acceleration of the remaining amount of accrued rent that was no longer owed to the City as a result of the Lease Amendment, which prior to the Golf Course Land Purchase was being recognized into income over the remaining lease term which was originally to expire in 2022. The remaining approximately $500,000 reflects the amount of rent accrued pursuant to the Golf Course Lease, as amended, which will no longer be owed to the City due to the lease termination on January 24, 2017.

As a part of the Golf Course Land Purchase, the Company donated to the City three land parcels totaling approximately 14.3 acres located on the west side of Interstate 95. The Company had a cost basis of effectively $0 in the donated land and paid approximately $100,000 to satisfy the community development district bonds associated with the acreage. As part of the Golf Course Land Purchase the Company was obligated to pay the City additional consideration in the form of an annual surcharge of $1 per golf round played at the Club each year (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharges paid equal to $700,000. The maximum amount of $700,000 represents contingent consideration and was recorded as an increase in Golf Buildings, Improvements, and Equipment and Accrued and Other Liabilities in the accompanying consolidated balance sheets. In connection with the Golf Sale the Company paid off the remaining obligation which totaled $560,000. The Company also, as part of the Golf Course Land Purchase, was required to renovate the greens on one of the courses at the Club and such renovations were completed in the third quarter of 2017.

The Golf Course Land Purchase also required that if the Company sold the Club within six years of the closing of the Golf Course Land Purchase, the Company would be obligated to pay the City an amount equal to 10% of the difference between the sales price, less closing costs and any other costs required to be incurred in connection with the sale, and $4.0 million. Based on the sales price of the Golf Sale, the Company’s obligation under this provision terminated.

During the year ended December 31, 2018, the Company wrote down the value of the golf assets comprising the Club, which resulted in a corresponding impairment charge of approximately $1.1 million, or $0.15 per share, after tax. The write-down of the golf operation assets to approximately $3.1 million and the related $1.1 million impairment charge were the result of the Company’s assessment of certain triggering events, including activities related to a review of strategic alternatives for the golf operations, occurring during the third quarter of 2018, which required an assessment of the carrying value of the golf assets comprising the Club. In the fourth quarter of 2018, the Company commenced efforts to pursue the monetization of the golf operations and assets comprising the Club. Accordingly, as of December 31, 2018 and during 2019, prior to the date of the Golf Sale, the golf assets comprising the Club were classified as held for sale in our consolidated balance sheets and the results of golf operations were similarly reclassified as discontinued operations in our consolidated statements of income for the period presented.

SUMMARY OF OPERATING RESULTS FOR YEAR ENDED DECEMBER 31, 2019 COMPARED TO DECEMBER 31, 2018

REVENUE

Total revenue for the year ended December 31, 2019 is presented in the following summary and indicates the changes as compared to the year ended December 31, 2018:

	Revenue for the	Increase (Decrease)
	Year Ended	Vs. Same Period	Vs. Same Period
	12/31/2019	in 2018	in 2018
Operating Segment	($000's)	($000's)	(%)
Income Properties	$41,956	$1,880	5%
Management Services	304	304	100%
Commercial Loan Investments	1,829	1,213	197%
Real Estate Operations	852	(2,114)	-71%
Total Revenue	$44,941	$1,283	3%

Total revenue for the year ended December 31, 2019 increased to approximately $44.9 million, compared to approximately $43.7 million during the same period in 2018. The slight increase in total revenue reflects the net impact of an increase in revenue from our income property operations of approximately $1.88 million, which is the result of an increase in revenue of approximately $8.5 million from acquisitions during the year and a decrease relating to our dispositions of income properties during the year ended December 31, 2019 which totaled approximately $5.3 million. In addition, our revenues increased by approximately $300,000 in connection with the management fees we earned from PINE during its initial stub period of operations (from November 26, 2019 through December 31, 2019) and total revenues increased by approximately $1.2 million based on the increase in revenue generated by our commercial loan portfolio. These increases were offset by a decrease of approximately $2.1 million in the revenue we generated from our real estate operations segment, which does not include any results of the land sales we achieved in 2019, which pertains to the termination of the subsurface lease as well as a decrease of approximately $1.3 million in impact fee and mitigation credit sales.

	Revenue for the	Increase (Decrease)
	Year Ended	Vs. Same Period
	12/31/2019	in 2018
Income Property Operations Revenue	($000's)	($000's)
Revenue from Recent Acquisitions	$11,124	$8,529
Revenue from Recent Dispositions	9,138	(5,260)
Revenue from Remaining Portfolio	19,311	(1,433)
Accretion of Above Market/Below Market Intangibles	2,383	44
Total Income Property Operations Revenue	$41,956	$1,880

	Revenue for the	Increase (Decrease)
	Year Ended	Vs. Same Period
	12/31/2019	in 2018
Real Estate Operations Revenue	($000's)	($000's)
Impact Fee and Mitigation Credit Sales	$—	$(1,338)
Subsurface Revenue	748	(877)
Other Revenue	104	101
Total Real Estate Operations Revenue	$852	$(2,114)

NET INCOME

Net income and basic net income per share for the years ended December 31, 2019 and 2018, and as compared to the same period in 2018, was as follows:

			Increase (Decrease)
	Year Ended	Year Ended	Vs. Same Period	Vs. Same Period
	12/31/2019	12/31/2018	in 2018	in 2018
Net Income from Continuing Operations ($000's)	$16,605	$14,989	$1,616	11%
Income from Discontinued Operations (Net of Income Tax) ($000's)	$98,368	$22,179	$76,189	344%
Net Income ($000's)	$114,973	$37,168	$77,805	209%
Basic Net Income from Continuing Operations Per Share	$3.32	$2.72	$0.60	22%
Basic Net Income from Discontinued Operations Per Share	$19.71	$4.04	$15.67	388%
Basic Net Income Per Share	$23.03	$6.76	$16.27	241%

Our above results for the year ended December 31, 2019, as compared to the same period in 2018, reflected the following significant operating elements in addition to the impacts on revenues described above:

•

The approximately $127.5 million gain on the sale of the controlling interest in the wholly-owned subsidiary that held the Company’s land holdings of approximately 5,300 acres, for $97 million which resulted in a gain of approximately $78.6 million, or approximately $12.21 per share, after tax, on the land sale and a non-cash gain of approximately $48.9 million on the Company’s retained interest in the Land JV, or approximately $7.59 per share, after tax;

•

A decrease in direct cost of revenues of approximately $1.7 million primarily reflecting the decrease of approximately $1.2 million in the direct cost of revenues of the income property operations segment reflecting the income property disposition during 2019; and

•	Increased interest expense of approximately $2.0 million resulting from increased borrowings under our credit facility.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $42.0 million and $35.0 million, respectively, during the year ended December 31, 2019, compared to total revenue and operating income of approximately $40.1 million and $31.9 million, respectively, for the year ended December 31, 2018. The direct costs of revenues for our income property operations totaled approximately $7.0 million and $8.2 million for the years ended December 31, 2019 and 2018, respectively. The increase in revenues of approximately $1.9 million, or 5%, during the year ended December 31, 2019 reflects our expanded portfolio of income properties including increases of approximately $8.5 million due to recent acquisitions, offset by the decrease of approximately $5.3 million related to properties we sold during 2019. Revenue from our income properties during years ended December 31, 2019 and 2018 also includes approximately $2.4 million in revenue from the accretion of the below-market lease intangible, of which a significant portion is attributable to the property located in Raleigh, North Carolina, leased to Wells Fargo (“Wells Fargo Raleigh”). Our increased operating income from our income property operations reflects increased rent revenues and a decrease of approximately $1.2 million in our direct costs of revenues which was primarily comprised of approximately $215,000 in increased operating expenses related to our recent acquisitions, offset by the reduction in operating expenses related to the recent PINE Income Property Sale Transactions and Multi-Tenant Dispositions.

MANAGEMENT SERVICES

Revenue from our management services totaled approximately $0.3 million during the year ended December 31, 2019 with none recognized during the year ended December 31, 2018. During the year ended December 31, 2019, the Company earned management services revenue from PINE of approximately $254,000 which represents the initial stub period of PINE’s operations from November 26, 2019 to December 31, 2019 and approximately $50,000 from the Land JV which represents the initial stub period of the Land JV’s operations from October 16, 2019 to December 31, 2019.

COMMERCIAL LOAN INVESTMENTS

Interest income from our commercial loan investments totaled approximately $1.8 million and $616,000 during the years ended December 31, 2019 and 2018, respectively. The increase is primarily attributable to investment in three commercial loans during 2019 totaling approximately $18.3 million and with a weighted-average interest rate of 11.3%.

REAL ESTATE OPERATIONS

During the year ended December 31, 2019, operating income from real estate operations was approximately $748,000 on revenues totaling approximately $852,000. During the year ended December 31, 2018, operating income was approximately $2.4 million on revenues totaling approximately $3.0 million. The decrease in revenue of approximately $2.1 million and operating income of approximately $1.6 million is primarily attributable to the decrease in the subsurface revenue  and impact fee and mitigation credit sales revenue of approximately $877,000 and $1.3 million, respectively. The decrease of approximately $486,000 in direct costs of real estate operations is primarily the result of the reduction of cost basis in the impact fees and the mitigation credits sold in December 31, 2018.

GENERAL AND ADMINISTRATIVE AND OTHER CORPORATE EXPENSES

Total general and administrative expenses for the year ended December 31, 2019 is presented in the following summary and indicates the changes as compared to the year ended December 31, 2018:

	G&A Expense	(Increase) Decrease
	Year Ended	Vs. Same Period	Vs. Same Period
	12/31/2019	in 2018	in 2018
General and Administrative Expenses	($000's)	($000's)	(%)
Recurring General and Administrative Expenses	$6,668	$(149)	-2%
Non-Cash Stock Compensation	2,688	(765)	-40%
Shareholder, Proxy Matter and Alpine Costs	462	881	65%
Total General and Administrative Expenses	$9,818	$(33)	0%

General and administrative expenses totaled approximately $9.8 million for the years ended December 31, 2019 and 2018, respectively. While total general and administrative expenses for the year in 2019 were relatively flat compared to the same period in 2018, recurring general and administrative expense increased approximately $149,000 while the costs associated with certain shareholder matters was down approximately $881,000. Non-cash stock compensation increased by approximately $765,000 which was due to the Company’s third year of performance share awards and a grant of stock to our directors in January of 2019.

GAINS ON DISPOSITION OF ASSETS AND IMPAIRMENT CHARGES

We recognized gains on dispositions of approximately $22 million for the year ended December 31, 2019 which was approximately the same amount we recognized on gains from dispositions in the same period of 2018.

The gains recognized for the year ended December 31, 2019 included the gain of approximately $1.0 million we recognized from the sale of 20 single-tenant net lease properties to PINE in November 2019. In addition, the Company completed the sale of four other income properties during the year ended December 31, 2019. In February 2019, the Company sold its approximately 59,000 square foot multi-tenant retail property located in Sarasota, Florida that was anchored by a Whole Foods Market grocery store, for approximately $24.6 million. In May 2019, the Company sold its approximately 112,000 square foot retail strip center, anchored by a 24-Hour Fitness, for approximately $18.3 million. In June 2019 the Company sold its approximately 76,000 square foot two-tenant office property in Santa Clara, California for approximately $37 million. And finally, in August of 2019, the Company sold its property that was subject to a ground lease with WaWa for approximately $2.8 million. In aggregate, the four dispositions generated approximately $82.6 million in proceeds with gains recognized of approximately $20.8 million, or approximately $3.06 per share, after tax.

DISCONTINUED REAL ESTATE OPERATIONS

	Revenue for the	Increase (Decrease)
	Year Ended	Vs. Same Period	Vs. Same Period
	12/31/2019	in 2018	in 2018
Real Estate Operations Revenue	($000's)	($000's)	(%)
Land Sales Revenue	$10,975	$(30,477)	-74%
Revenue from Reimbursement of Infrastructure Costs	—	(1,556)	-100%
Agriculture	68	45	196%
Total Real Estate Operations Revenue	$11,043	$(31,988)	-74%

On October 16, 2019,  the Company completed the Magnetar Land Sale, pursuant to the Purchase Agreement, for $97 million. The transaction resulted in a gain of approximately $127.5 million, which was comprised of a gain of approximately $78.6 million, or approximately $12.21 per share, after tax, on the land sale and a non-cash gain of approximately $48.9 million on the Company’s retained interest in the Land JV, or approximately $7.59 per share, after tax. The Magnetar Land Sale resulted in the Company effectively exiting the business of selling land, a major component of its business, and accordingly the Company determined that the portion of its real estate operations segment pertaining to land sales should be classified as a discontinued operation and therefore all components of the real estate operations associated with land sales should be appropriately reclassified in the statement of operations for all periods presented.

With regard to the revenue and direct cost of revenues for the year ended December 31, 2019 as compared to the same period in 2018 the decreases are attributable to the land sales transactions completed in 2019. In the year ended December 31, 2019 we closed five (5) land sales transactions, excluding the Magnetar Land Sale, generating proceeds of approximately $11.0 million and the recognition of the cost basis in the land plus closing costs of approximately $5.3 million. In the year ended December 31, 2018 we closed twelve (12) land sales transactions, excluding the Mitigation Bank transaction, generating proceeds of approximately $42.9 million and the recognition of the cost basis in the land plus closing costs of approximately $8.1 million

DISCONTINUED GOLF OPERATIONS

Revenues from golf operations totaled approximately $4.1 million and $4.9 million for the years ended December 31, 2019 and 2018, respectively. The total direct cost of golf operations revenues totaled approximately $5.3 million and $5.8 million for the years ended December 31, 2019 and 2018, respectively. As a result of treating the golf operations as a discontinued operation as of December 31, 2018, the Company did not recognize any deprecation or amortization expense for the year ended December 31, 2019. The Company’s golf operations had a net operating loss of approximately $1.2 million and approximately $906,000 during the years ended December 31, 2019 and 2018, respectively, an increase in operating results of approximately $260,000.

INTEREST EXPENSE

Interest expense totaled approximately $12.5 million and $10.4 million for the years ended December 31, 2019 and 2018, respectively. The increase of approximately $2.0 million is primarily the result of increased borrowings under the Company’s Credit Facility generally for income property acquisitions and our stock buyback program.

SUMMARY OF OPERATING RESULTS FOR YEAR ENDED DECEMBER 31, 2018 COMPARED TO DECEMBER 31, 2017

REVENUE

Total revenue for the year ended December 31, 2018 is presented in the following summary and indicates the changes as compared to the year ended December 31, 2017:

	Revenue for the	Increase (Decrease)
	Year Ended	Vs. Same Period	Vs. Same Period
	12/31/2018	in 2017	in 2017
Operating Segment	($000's)	($000's)	(%)
Income Properties	$40,076	$8,669	28%
Management Services	—	—	0%
Commercial Loan Investments	616	(1,437)	-70%
Real Estate Operations	2,966	(2,225)	-43%
Total Revenue	$43,658	$5,007	13%

Total revenue for the year ended December 31, 2018 increased to approximately $43.7 million, compared to approximately $38.7 million during the same period in 2017. The year-over-year revenue increased by approximately $5.0 million which was primarily the result of the increases from our income property operations revenue offset by the decreases in our real estate operations revenue as outlined in the following tables, as well as a decrease in commercial loan investment revenue:

	Revenue for the	Increase (Decrease)
	Year Ended	Vs. Same Period
	12/31/2018	in 2017
Income Property Operations Revenue	($000's)	($000's)
Revenue from Recent Acquisitions	$12,211	$9,021
Revenue from Recent Dispositions	350	(920)
Revenue from Remaining Portfolio	25,176	423
Accretion of Above Market/Below Market Intangibles	2,339	145
Total Income Property Operations Revenue	$40,076	$8,669

	Revenue for the	Increase (Decrease)
	Year Ended	Vs. Same Period
	12/31/2018	in 2017
Real Estate Operations Revenue	($000's)	($000's)
Impact Fee and Mitigation Credit Sales	$1,338	$(788)
Subsurface Revenue	1,625	(1,423)
Other Revenue	3	(14)
Total Real Estate Operations Revenue	$2,966	$(2,225)

NET INCOME

Net income and basic net income per share for the years ended December 31, 2018 and 2017, and as compared to the same period in 2017, was as follows:

			Increase (Decrease)
	Year Ended	Year Ended	Vs. Same Period	Vs. Same Period
	12/31/2018	12/31/2017	in 2017	in 2017
Net Income from Continuing Operations ($000's)	$14,989	$21,741	$(6,752)	-31%
Income from Discontinued Operations (Net of Income Tax) ($000's)	$22,179	$19,978	$2,201	11%
Net Income ($000's)	$37,168	$41,719	$(4,551)	-11%
Basic Net Income from Continuing Operations Per Share	$2.72	$3.92	$(1.20)	-31%
Basic Net Income from Discontinued Operations Per Share	$4.04	$3.61	$0.43	12%
Basic Net Income Per Share	$6.76	$7.53	$(0.77)	-10%

Our above results for the year ended December 31, 2018, as compared to the same period in 2017, reflected the following significant operating elements in addition to the impacts on revenues described above:

•

An increase in direct cost of revenues of approximately $423,000 primarily reflecting the impact of the larger impact and mitigation credit sales during the year ended December 31, 2017, for a decrease of approximately $829,000 in the direct cost of revenues of real estate operations, partially offset by an increase of approximately $1.3 million in the operating costs of the income property operations segment reflecting the larger income property portfolio;

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

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $40.1 million and $31.9 million, respectively, during the year ended December 31, 2018, compared to total revenue and operating income of approximately $31.4 million and $24.5 million, respectively, for the year ended December 31, 2017. The direct costs of revenues for our income property operations totaled approximately $8.2 million and $6.9 million for the years ended December 31, 2018 and 2017, respectively. The increase in revenues of approximately $8.7 million, or 28%, during the year ended December 31, 2018 reflects our expanded portfolio of income properties including increases of approximately $7.1 million due to recent acquisitions, and an increase of approximately $2.0 million in revenue generated by the lease-up of The Grove and the rent from our two self-developed single-tenant beachfront restaurant properties that opened in January 2018 (the “Beachfront Restaurants”), offset by the decrease of approximately $920,000 related to the recent Self-

Developed Properties Sale. Revenue from our income properties during years ended December 31, 2018 and 2017 also includes approximately $2.4 million and $2.2 million, respectively, in revenue from the accretion of the below-market lease intangible, of which a significant portion is attributable to the property located in Raleigh, North Carolina, leased to Wells Fargo (“Wells Fargo Raleigh”). Our increased operating income from our income property operations reflects increased rent revenues offset by an increase of approximately $1.3 million in our direct costs of revenues which was primarily comprised of approximately $769,000 in increased operating expenses related to our recent acquisitions and increased costs associated with The Grove and the Beachfront Restaurants, offset by the reduction in operating expenses related to the recent Self-Developed Properties Sale.

MANAGEMENT SERVICES

During the year ended December 31, 2018 and 2017, the Company did not have management services arrangements and did not generate management services income.

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

REAL ESTATE OPERATIONS

During the year ended December 31, 2018, operating income from real estate operations was approximately $2.4 million on revenues totaling approximately $3.0 million. During the year ended December 31, 2017, operating income was approximately $3.8 million on revenues totaling approximately $5.2 million. The decrease in revenue of approximately $2.2 million is primarily attributable to a decrease in surface entry releases of approximately $1.5 million as well as decreases in mitigation credit and impact fee sales of a combined approximately $0.8 million. The decrease in operating income of approximately $1.4 million is attributable to the aforementioned decrease in revenues offset by a decrease in direct costs of revenues of approximately $0.8 million which is primarily the result of the decrease in mitigation credit and impact fee cost basis due to the decrease in those sales.

GENERAL AND ADMINISTRATIVE AND OTHER CORPORATE EXPENSES

Total general and administrative expenses for the year ended December 31, 2018 is presented in the following summary and indicates the changes as compared to the year ended December 31, 2017:

	G&A Expense	(Increase) Decrease
	Year Ended	Vs. Same Period	Vs. Same Period
	12/31/2018	in 2017	in 2017
General and Administrative Expenses	($000's)	($000's)	(%)
Recurring General and Administrative Expenses	$6,898	$395	5%
Non-Cash Stock Compensation	1,684	(247)	-17%
Shareholder and Proxy Matter Legal and Related Costs	1,203	320	21%
Total General and Administrative Expenses	$9,785	$468	5%

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

There were no impairment charges included in continuing operations during the years ended December 31, 2018 or 2017.

DISCONTINUED REAL ESTATE OPERATIONS

	Revenue for the	Increase (Decrease)
	Year Ended	Vs. Same Period	Vs. Same Period
	12/31/2018	in 2017	in 2017
Real Estate Operations Revenue	($000's)	($000's)	(%)
Land Sales Revenue	$41,452	$(4,019)	-9%
Revenue from Reimbursement of Infrastructure Costs	1,556	(304)	-16%
Agriculture	23	(312)	-93%
Total Real Estate Operations Revenue	$43,031	$(4,635)	-10%

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

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled approximately $6.5 million at December 31, 2019. Restricted cash totaled approximately $128.4 million at December 31, 2019 of which approximately $125.7 million of cash is being held in multiple separate escrow accounts to be reinvested through the like-kind exchange structure into other income properties; approximately $746,000 is being held in an entitlement and interest reserve for the $8.0 million first mortgage loan originated in June 2019, approximately $275,000 is being held in an interest and real estate tax reserve for the $8.3 million first mortgage originated in July 2019, approximately $156,000 is being held in an escrow account related to a land transaction which closed in February 2017; approximately $261,000 is being held in a capital replacement reserve account in connection with our financing of six income properties with Wells Fargo Bank, NA (“Wells Fargo”); and approximately $1.3 million is being held in a general tenant improvement reserve account with Wells Fargo in connection with our financing of the property located in Raleigh, NC leased to Wells Fargo.

Our total cash balance at December 31, 2019, reflected cash flows provided by our operating activities totaling approximately $16.4 million during the year ended December 31, 2019, compared to the prior year’s cash flows provided by operating activities totaling approximately $47.8 million in the same period in 2018, a decrease of approximately $31.4 million. The decrease is primarily the result of a decrease in the volume of land sales during 2019 prior to the Land JV as compared to 2018. Cash proceeds from land sales totaled approximately $10.6 million during the year ended December 31, 2019 compared to approximately $40.8 million during the year ended December 31, 2018, a decrease of approximately $30.2 million.

Our cash flows provided by investing activities totaled approximately $103.1 million for the year ended December 31, 2019, compared to cash flows used in investing activities of approximately $77.9 million for the year ended December 31, 2018, an increase of approximately $181.0 million. The increase is primarily the result of an increase in cash provided by the sale of income properties and the sale of equity interests in joint ventures, totaling approximately $196.5 million and $80.8 million, respectively. These increases were partially offset by the increase in cash outflows for income property acquisitions, commercial loan investments, and the acquisition of investment securities, totaling approximately $41.3 million, $34.3 million, and $15.5 million, respectively.

Our cash flows used in financing activities totaled approximately $5.8 million for the year ended December 31, 2019, compared to cash flows provided by financing activities of approximately $38.7 million for the year ended December 31, 2018, a decrease of approximately $44.5 million. The decrease in cash provided by financing activities is primarily related to the increased level of stock buybacks during 2019 which totaled approximately $41.1 million, an increase of approximately $31.3 million from the same period in 2018. Additionally, net borrowings on the Credit Facility totaled approximately $38.4 million during 2019, which was a decrease of approximately $11.9 million from the same period in 2018 when we had net borrowings of approximately $50.3 million.

Long-term debt, at face value, totaled approximately $288.7 million at December 31, 2019, representing an increase of approximately $38.4 million from the balance of approximately $250.3 million at December 31, 2018. The increase in the long-term debt was due primarily to the net draws on our credit facility of approximately $39.1 million.

As of December 31, 2018, the Company’s outstanding indebtedness, at face value, was as follows:

	Face	Maturity	Interest
	Value Debt	Date	Rate
Credit Facility	$159,845,349	May 2023	30 ‑day LIBOR plus 1.35% -1.95%
Mortgage Note Payable (originated with Wells Fargo) (1)	30,000,000	October 2034	4.330%
Mortgage Note Payable (originated with Wells Fargo) (2)	23,884,373	April 2021	30 ‑day LIBOR plus 1.90%
4.50% Convertible Senior Notes due 2020, net of discount	75,000,000	March 2020	4.500%
Total Long-Term Face Value Debt	$288,729,722

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

On May 24, 2019, the Company executed the Second Amendment to the 2017 Amended Credit Facility (the “Second Revolver Amendment”). As a result of the Second Revolver Amendment, the Credit Facility has a total borrowing capacity of $200.0 million with the ability to increase that capacity up to $300.0 million during the term, subject to lender approval. The Credit Facility provides the lenders with a security interest in the equity of the Company subsidiaries that own the properties included in the borrowing base. The indebtedness outstanding under the Credit Facility accrues interest at a rate ranging from the 30-day LIBOR plus 135 basis points to the 30-day LIBOR plus 195 basis points based on the total balance outstanding under the Credit Facility as a percentage of the total asset value of the Company, as defined in the 2017 Amended Credit Facility, as amended by the Second Revolver Amendment. The Credit Facility also accrues a fee of 15 to 25 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity. Pursuant to the Second Revolver Amendment, the Credit Facility matures on May 24, 2023,  with the ability to extend the term for 1 year.

On November 26, 2019, the Company entered into the Third Amendment to the Second Amended and Restated Credit Agreement (the “Third Revolver Amendment”), which further amends the 2017 Amended Credit Facility. The Third Revolver Amendment included, among other things, an adjustment of certain financial maintenance covenants, including a temporary reduction of the minimum fixed charge coverage ratio to allow the Company to redeploy the proceeds received from the PINE Income Property Sale Transactions, and an increase in the maximum amount the Company may invest in stock and stock equivalents of real estate investment trusts to allow the Company to invest in the common stock and operating partnership units of PINE.

At December 31, 2019, the current commitment level under the Credit Facility was $200.0 million. The available borrowing capacity under the Credit Facility was approximately $40.2 million, based on the level of borrowing base assets. As of December 31, 2019, the Credit Facility had a $159.8 million balance outstanding.

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

Convertible Debt. The Company’s $75.0 million aggregate principal amount of 4.50% Convertible Notes (the “2020 Notes”) were scheduled to mature on March 15, 2020. Based on multiple increases in the Company’s quarterly dividends since the 2020 Notes were issued in March 2015, the conversion rate was equal to 14.6813 shares of common stock for each $1,000 principal amount of Notes, which represented an adjusted conversion price of approximately $68.11 per share of common stock.

On February 3, 2020, the Company closed privately negotiated exchange agreements with certain holders of its outstanding 2020 Notes pursuant to which the Company issued $57.4 million principal amount of 3.875% Convertible Senior Notes due 2025 (the “2025 Notes”) in exchange for $57.4 million principal amount of the 2020 Notes (collectively the “Private Exchanges”).   In addition, the Company closed a privately negotiated purchase agreement with an investor and issued approximately $17.6 million principal amount of the 2025 Notes (the “Private Placement,” and together with the Private Exchanges, the “Transactions”).  The Company used approximately $5.9 million of the proceeds from the Private Placement to repurchase approximately $5.9 million of the 2020 Notes. As a result of the Transactions there is a total of $75 million of outstanding 2025 Notes.

In exchange for issuing the 2025 Notes pursuant to the Private Exchanges, the Company received and cancelled the exchanged 2020 Notes. The $11.7 million of net proceeds from the Private Placement will be used to redeem at maturity on March 15, 2020 approximately $11.7 million of the aggregate principal amount of the 2020 Notes that remain outstanding.

The 2025 Notes represent senior unsecured obligations of the Company and pay interest semi-annually in arrears on each April 15th and October 15th, commencing on April 15, 2020, at a rate of 3.875% per annum.  The 2025 Notes mature on April 15, 2025 and may not be redeemed by the Company prior to the maturity date. The conversion rate for the 2025 Notes is initially 12.7910 shares of the Company’s common stock per $1,000 of principal of the 2025 Notes (equivalent to an initial conversion price of approximately $78.18 per share of the Company’s common stock). The initial conversion price of the 2025 Notes represents a premium of approximately 20% to the $65.15 closing sale price of the Company’s common stock on the NYSE American on January 29, 2020. The 2025 Notes are convertible into cash, common stock or a combination thereof, subject to various conditions, at the Company’s option.   Should certain corporate transactions or events occur prior to the stated maturity date, the Company will increase the conversion rate for a holder that elects to convert its 2025 Notes in connection with such corporate transaction or event.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their 2025 Notes for conversion prior to December 15, 2024 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of 2025 Notes, or specified corporate events including a change in control of the Company. The Company may not redeem the 2025 Notes prior to the stated maturity date and no sinking fund is provided for the 2025 Notes. The 2025 Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the 2025 Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the 2025 Notes will be accounted for as a liability with a separate equity component recorded for the conversion option. A liability will be recorded for the 2025 Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the 2025 Notes and the estimated fair value of the debt instruments will result in a debt discount, with an offset recorded to additional paid-in capital representing the equity component.

Acquisitions and Investments. As noted previously, the Company acquired ten single-tenant income properties and one multi-tenant income property, for an aggregate purchase price of approximately $164.7 million. These acquisitions included the following:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Property Acres	Purchase Price	Percentage Leased	Remaining Lease Term at Acquisition Date (in years)
Hobby Lobby Stores, Inc.	Single-Tenant	Winston-Salem, NC	05/16/19	55,000	7.6	$8,075,000	100%	10.9
24 Hour Fitness USA, Inc.	Single-Tenant	Falls Church, VA	05/23/19	46,000	3.1	21,250,000	100%	8.6
Walgreen Co.	Single-Tenant	Birmingham, AL	06/05/19	14,516	2.1	5,500,000	100%	9.8
Family Dollar Stores of Massachusetts, Inc.	Single-Tenant	Lynn, MA	06/07/19	9,228	0.7	2,100,000	100%	4.8
Walgreen Co.	Single-Tenant	Albany, GA	06/21/19	14,770	3.6	3,634,000	100%	13.6
Carpenter Hotel (1)	Single-Tenant	Austin, TX	07/05/19	N/A	1.4	16,250,000	100%	99.1
General Dynamics Corporation	Single-Tenant	Reston, VA	07/12/19	64,319	3.0	18,600,000	100%	9.9
Live Nation Entertainment, Inc.	Single-Tenant	East Troy, WI	08/30/19	N/A	158.3	7,500,000	100%	10.6
Party City Corporation	Single-Tenant	Oceanside, NY	09/24/19	15,500	1.2	7,120,000	100%	10.2
Burlington Stores, Inc.	Single-Tenant	N. Richland Hills, TX	10/28/19	70,891	5.3	11,940,000	100%	9.3
The Strand	Multi-Tenant	Jacksonville, FL	12/09/19	212,402	52.0	62,701,000	95%	9.5
	Total / Weighted Average			502,626		$164,670,000		18.4

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

We are targeting investments between approximately $160.0 million to $210.0 million in income-producing properties during 2019. We expect to fund our acquisitions utilizing available capacity under our credit facility, cash from operations, proceeds from the dispositions of income properties, and potentially the sale of all or a portion of our Subsurface Interests. We expect dispositions of income properties and subsurface interests will qualify under the like-kind exchange deferred-tax structure, and additional financing sources.

Dispositions. In addition to the 20 single-tenant net lease properties sold to PINE in November 2019, the Company completed the sale of four other income properties during the year ended December 31, 2019. In February 2019, the Company sold its approximately 59,000 square foot multi-tenant retail property located in Sarasota, Florida that was anchored by a Whole Foods Market grocery store, for approximately $24.6 million. In May 2019, the Company sold its approximately 112,000 square foot retail strip center, anchored by a 24-Hour Fitness, for approximately $18.3 million. In June 2019 the Company sold its approximately 76,000 square foot two-tenant office property in Santa Clara, California for approximately $37 million. And finally, in August of 2019, the Company sold its property that was subject to a ground lease with WaWa for approximately $2.8 million. In aggregate, the four dispositions generated approximately $82.6 million in proceeds with gains recognized of approximately $20.8 million, or approximately $3.06 per share, after tax.

Contractual Commitments. In connection with the acquisition of The Strand property located in Jacksonville, FL on December 9, 2019, the Company received a credit of approximately $450,000 for a tenant improvement allowance for one of the tenants of The Strand. Accordingly, this amount is included in Accrued and Other Liabilities in the accompanying consolidated balance sheets as of December 31, 2019. Subsequent to December 31, 2019, the improvements were completed by the tenant and the Company funded the $450,000.

In connection with the Daytona Beach Development, the Company has executed agreements for the demolition of certain existing structures, which commitments totaled approximately $316,000 as of December 31, 2019.

Other Matters. In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 was accrued as of December 31, 2015, for which payment was made during the quarter ended September 30, 2016. Also, during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to approximately 148.4 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs, and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of June 30, 2016, the final proposal from the Company’s third-party environmental engineer was received reflecting a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the second quarter of 2016. During the first quarter of 2019, the Company received a revised estimate for completion of the restoration work for which the adjusted final total cost was approximately $2.4 million. Accordingly, an increase in the accrual of approximately $361,000 was recorded during the first quarter of 2019. The Company has funded approximately $2.3 million of the total $2.4 million of estimated costs through December 31, 2019, leaving a remaining accrual of approximately $121,000. The Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately $121,000 could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimates.

During the first quarter of 2017, the Company completed the sale of approximately 1,581 acres of land to Minto Communities LLC which acreage represents a portion of the Company’s remaining $430,000 obligation. Accordingly, the Company deposited $423,000 of cash in escrow to secure performance on the obligation. The funds in escrow can be drawn upon completion of certain milestones including completion of restoration and annual required monitoring. The first such milestone was achieved during the fourth quarter of 2017 and $189,500 of the escrow was refunded. The second milestone related to the completion of the first-year maintenance and monitoring was achieved during the first quarter of 2019 and $77,833 of the escrow was refunded leaving an escrow balance of approximately $156,000 as of December 31, 2019. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. Resolution of this matter allowed the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. As of June 30, 2017, the Company determined that approximately 36 mitigation credits were required to be utilized, which represents approximately $298,000 in cost basis of the Company’s mitigation credits. Accordingly, the Company transferred the mitigation credits through a charge to direct cost of revenues of real estate operations during the three months ended June 30, 2017, thereby resolving the required mitigation activities related to the approximately 54.66 acres. In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the Company to utilize or acquire mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract. No amounts related to such potential future costs have been accrued as of December 31, 2019.

As of December 31, 2019, we have no other contractual requirements to make capital expenditures.

We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations and approximately $40.1 million of available capacity on the existing $200.0 million Credit Facility, based on our current borrowing base of income properties, as of December 31, 2019.

In early 2017, the Company established a new $10 million stock repurchase program (the “$10 Million Repurchase Program”), in addition to the remaining approved repurchases under a prior plan totaling approximately $2.6 million. The Company completed repurchases totaling approximately $7.2 million during the year ended December 31, 2017. On July 18, 2018, the Company’s Board of Directors approved an increase of approximately $7.1 million to the stock repurchase program, refreshing the total program to an aggregate of $10 million (the “2018 Increase”), as the Company had completed repurchases prior the 2018 Increase. Including repurchases under the 2018 Increase, the Company repurchased a total of 168,602 shares of its common stock on the open market for a total cost of approximately $9.8 million, or an average price per share of $58.35, during the year ended December 31, 2018. In January 2019, the Company’s Board of Directors approved an increase of $10.0 million to the stock repurchase program, refreshing the total program to an aggregate of $10 million. As of the quarter ended September 30, 2019 the Company had repurchased 211,736 shares for approximately $12.7 million. In April 2019 the Company’s Board approved the repurchase of a block of shares from the Company’s largest shareholder whereby the Company repurchased 320,741 shares for approximately $18.4 million, or $57.50 per share. In November 2019 the Company’s Board approved a new $10 million buyback program. During the fourth quarter of 2019 the Company repurchased 158,625 shares for approximately $10 million, or $63.04 per share. The shares of the Company’s common stock repurchased during each of the aforementioned years through the year ended December 31, 2019 were returned to the Company’s treasury.

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

The following table summarizes our significant contractual obligations and commercial commitments on an undiscounted basis at December 31, 2019, and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.

PAYMENT DUE BY PERIOD

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	$	$	$	$	$
Long-Term Debt Obligations	288,729,722	75,000,000	23,884,373	159,845,349	30,000,000
Operating Leases Obligations	400,610	126,540	241,332	32,738	—
Construction and Other Commitments	205,774	102,887	102,887	—	—
Total	289,336,106	75,229,427	24,228,592	159,878,087	30,000,000

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

Because of the variability in market conditions that have occurred in the national real estate markets, and the volatility and uncertainty in the financial and credit markets, it is possible that the estimates and assumptions, most notably those related to the Company’s investment in income properties and commercial loans, could change materially during the time span associated with the continued volatility of the real estate and financial markets or as a result of a significant dislocation in those markets.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our credit facility, as this facility carries a variable rate of interest. Our borrowings on our $200.0 million revolving credit facility bear a variable rate of interest based on the 30-day LIBOR plus a rate of between .35 basis points and 195 basis points based on our level of borrowing as a percentage of our total asset value. As of December 31, 2019, the outstanding balance on our credit facility was approximately $159.8 million. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by approximately $1.6 million. The $23.9 million mortgage loan which closed on April 15, 2016, bears a variable rate of interest based on the 30-day LIBOR plus a rate of 190 basis points. The interest rate for this mortgage loan has been fixed through the use of an interest rate swap that fixed the rate at 3.17%. By virtue of fixing the variable rate, our exposure to changes in interest rates is minimal but for the impact on Other Comprehensive Income. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s executive offices are located at 1140 N. Williamson Blvd., Suite 140 Daytona Beach, Florida, and its telephone number is (386) 274-2202.

The Company’s website is located at www.ctlc.com. The Company intends to comply with the requirements of Item 5.05 of Form 8-K regarding amendments to and waivers under the code of business conduct and ethics applicable to its Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer by providing such information on its website within four days after effecting any amendment to, or granting any waiver under, that code, and we will maintain such information on our website for at least twelve months.  The information contained on the Company’s website does not constitute part of this Form 10-K.

On the Company’s website you can also obtain, free of charge, a copy of this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable, after the Company files such material electronically with, or furnish it to, the Securities and Exchange Commission (“Commission” or “SEC”). The public may read and obtain a copy of any materials the Company files electronically with the Commission at www.sec.gov.

Additional information on the Company’s website includes the guiding policies adopted by the Company, which include the Company’s Corporate Governance Principles, Code of Business Conduct and Ethics Policy and Insider Trading Policy.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In conducting this assessment, it used the criteria set forth by COSO in the 2013 Framework. Based on management’s assessment and those criteria, management believes that the Company has maintained effective internal control over financial reporting as of December 31, 2019. The audit report, of Grant Thornton LLP, the Company’s independent registered public accounting firm, on the effectiveness of our internal control over financial reporting as of December 31, 2019, is included in this Annual Report on Form 10-K and is incorporated herein as Item 15.

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

ITEM 9B.            OTHER INFORMATION

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be set forth herein, except for the information included under the heading “Executive Officers of the Registrant” below, will be included in the Company’s definitive proxy statement for its 2020 annual shareholders’ meeting to be filed with the SEC within 120 days after the end of the registrant’s fiscal year ended December 31, 2019 (the “Proxy Statement”), which sections are incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages at December 31, 2019, their business experience during the past five years, and the year first elected as an executive officer of the Company are as follows:

John P. Albright, 54, president and chief executive officer of the Company since August 1, 2011. Prior to joining the Company, Mr. Albright was the Co-Head and Managing Director of Archon Capital, a Goldman Sachs Company located in Irving, Texas. Prior to that, he was the Executive Director, Merchant Banking-Investment Management for Morgan Stanley. Prior to Morgan Stanley, Mr. Albright was Managing Director and Officer of Crescent Real Estate Equities, a publicly traded REIT, based in Fort Worth, Texas. His experience involves various aspects of investment, lending, and development of commercial properties, as well as real estate investment banking.

Mark E. Patten, 56, senior vice president and chief financial officer of the Company since April 16, 2012. Prior to joining the Company, Mr. Patten served as the executive vice president and chief financial officer of SolarBlue LLC, a developer of alternative energy solutions located in Orlando, Florida. Prior to that, he was executive vice president and chief financial officer of Legacy Healthcare Properties Trust Inc. in 2010 and held the same positions with Simply Self Storage from August 2007 to May 2010. Prior to those positions, he served as senior vice president and chief accounting officer of CNL Hotels & Resorts, Inc., a public non-traded lodging REIT, from January 2004 until the sale of the company in April 2007. Mr. Patten began his career at KPMG where he spent twelve years and was named a partner in 1997.

Daniel E. Smith, 54, senior vice president, general counsel and corporate secretary of the Company since October 22, 2014. Mr. Smith most recently served as Vice President-Hospitality and Vice President and Associate General Counsel at Goldman Sachs & Co. Prior to that, he spent ten years at Crescent Real Estate Equities, a publicly traded REIT, based in Fort Worth, Texas, where he held several positions in the legal department, most recently Senior Vice President and General Counsel.

Steven R. Greathouse, 41, senior vice president, investments of the Company since January 3, 2012. Mr. Greathouse most recently served as the Director of Finance at N3 Real Estate, a single-tenant triple net property developer. Prior to that, he was a Senior Associate, Merchant Banking-Investment Management for Morgan Stanley and Crescent Real Estate Equities, a publicly traded REIT, based in Fort Worth, Texas.

Each of our executive officers are elected annually as provided in the Company’s Bylaws.

ITEM 11.            EXECUTIVE COMPENSATION

The information required to be set forth herein will be included in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be set forth herein will be included in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be set forth herein will be included in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be set forth herein will be included in the Proxy Statement, which section is incorporated herein by reference.

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

3. EXHIBITS

See Exhibit Index on page 77 of this Annual Report on Form 10-K.

ITEM 16.              FORM 10-K SUMMARY

Not applicable

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

EXHIBITS

TO

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2019

COMMISSION FILE NO. 001-11350

CONSOLIDATED-TOMOKA LAND CO.

(Exact name of registrant as specified in the charter)

EXHIBIT INDEX

(3.1)

Amended and Restated Articles of Incorporation of Consolidated-Tomoka Land Co., dated October 26,2011, filed as Exhibit 3.1 to the registrant’s current report on Form 8-K filed October 28, 2011, and incorporated herein by reference.

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

(4.3)

Registration Rights Agreement between Alpine Income Property Trust, Inc. and Consolidated-Tomoka Land Co. filed as Exhibit 4.21 to the registrant’s Current Report on Form 8-K as filed on November 27, 2019, and incorporated herein by reference.

(4.4)

Indenture related to the 3.875% Convertible Senior Notes due 2025, dated as of February 3, 2020, among Consolidated-Tomoka Land Co. and U.S. Bank National Association as trustee, filed as Exhibit 4.1 with the registrant’s current report on Form 8-K on February 6, 2020, and incorporated herein by reference.

(4.5)	Form of 3.875% Convertible Senior Notes due 2025, included with Exhibit 4.3 with the registrant’s current report on Form 8-K on February 6, 2020, and incorporated herein by reference.

*(4.6)	Description of the Registrant’s Securities (filed herewith).

Material Contracts:

(10.1)

Lease Agreement dated August 28, 1997, between the City of Daytona Beach and Indigo International Inc., a wholly owned subsidiary of Consolidated-Tomoka Land Co., filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

(10.2)

Lease Amendment dated July 25, 2012, between the City of Daytona Beach and Indigo International LLC, a wholly owned subsidiary of Consolidated-Tomoka Land Co., filed as Exhibit 10.1 to this registrant’s current report on Form 8-K filed July 26, 2012, and incorporated by reference.

(10.3)

Development Agreement dated August 18, 1997, between the City of Daytona Beach and Indigo International Inc., a wholly owned subsidiary of Consolidated-Tomoka Land Co., filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

*(10.4)

Consolidated-Tomoka Land Co. Amended and Restated 2010 Equity Incentive Plan, filed as Appendix A to the registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders, filed March 22, 2013, and incorporated herein by reference.

*(10.5)

Form of Restricted Share Award Agreement under the Consolidated-Tomoka Land Co. 2010 Equity Incentive Plan, filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

*(10.6)

Consolidated-Tomoka Land Co. Annual Cash Bonus Plan, amended and adopted July 22, 2015, filed as Exhibit 10.1 to the registrant’s current report on Form 8-K on July 28, 2015, and incorporated herein by reference.

*(10.7)

Employment Agreement between Consolidated-Tomoka Land Co. and John P. Albright entered into June 30, 2011, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference.

*(10.8)

Nonqualified Stock Option Award Agreement between Consolidated-Tomoka Land Co. and John P. Albright, dated August 1, 2011, filed as Exhibit 10.2 to the registrant’s Current report on Form 8-K filed July 6, 2011, and incorporated herein by reference.

*(10.9)

Restricted Share Award Agreement between Consolidated-Tomoka Land Co. and John P. Albright, dated August 1, 2011, filed as Exhibit 10.3 to the registrant’s current report Form 8-K filed July 6, 2011, and incorporated herein by reference.

*(10.10)

Employment Agreement between Consolidated-Tomoka Land Co. and Mark E. Patten entered into April 16, 2012, filed at Exhibit 10.1 to the registrant’s current report on Form 8-K filed April 16, 2012, and incorporated herein by reference.

*(10.11)

Nonqualified Stock Option Award Agreement between Consolidated-Tomoka Land Co. and Mark E. Patten, dated April 16, 2012, filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed April 16, 2012, and incorporated by reference.

*(10.12)

Restricted Share Award Agreement between Consolidated-Tomoka Land Co. and Mark E. Patten, dated April 16, 2012, filed as Exhibit 10.3 to registrant’s current report Form 8-K filed April 16, 2012, and incorporated herein by reference.

(10.13)

Amendment to the Credit Agreement between Consolidated-Tomoka Land Co. and Bank of Montreal dated March 29, 2013, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.

(10.14)

Amendment to the Credit Agreement between Consolidated-Tomoka Land Co. and Bank of Montreal dated August 1, 2014, filed with the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, and incorporated herein by reference.

(10.15)

Loan Agreement between the Company and the affiliates of the Company set forth therein, as borrowers, and Wells Fargo Bank, National Association dated September 30, 2014, filed with the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, and incorporated herein by reference.

*(10.16)

Employment Agreement between Consolidated-Tomoka Land Co. and Daniel E. Smith entered into October 22, 2014, filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.

(10.17)

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

(10.18)

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

(10.19)

Second Amendment to the Amended and Restated Credit Agreement with Bank of Montreal and the other lenders thereunder, with Bank of Montreal acting as Administrative Agent, dated April 13, 2016, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 19, 2016, and incorporated herein by reference.

*(10.20)

Consolidated-Tomoka Land Co. 2017 Executive Annual Cash Incentive Plan, dated February 22, 2017, filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.

*(10.21)

Form of February 27, 2019 Non-Employee Director Stock Award Agreement, filed as Exhibit 10.31 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.

*(10.22)

Form of February 3, 2017 Performance Share Award Agreement, filed as Exhibit 10.29 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, and incorporated herein by reference.

*(10.23)	Form of February 24, 2020 Performance Share Award Agreement (filed herewith).

(10.24)

Second Amended and Restated Credit Agreement, which supersedes the Company’s existing Amended and Restated Credit Agreement, with Bank of Montreal (“BMO”) and the other lenders thereunder, with BMO acting as Administrative Agent, dated September 7, 2017, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed on September 13, 2017, and incorporated herein by reference.

(10.25)

Second Amendment to Second Amended and Restated Credit Agreement Dated May 24, 2019, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed on June 3, 2019, and incorporated herein by reference.

(10.26)

Third Amendment to Second Amended and Restated Credit Agreement Dated November 26, 2019 filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed on November 27, 2019, and incorporated herein by reference.

(10.27)

Management Agreement among Alpine Income Property Trust, Inc., Alpine Income Property OP, LP and Alpine Income Property Manager, LLC filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K as filed on November 27, 2019, and incorporated herein by reference.

(10.28)

Exclusivity and Right of First Offer Agreement between Alpine Income Property Trust, Inc. and Consolidated-Tomoka Land Co. filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K as filed on November 27, 2019, and incorporated herein by reference.

(10.29)

Tax Protection Agreement among Alpine Income Property Trust, Inc., Alpine Income Property Trust OP, LP, Consolidated-Tomoka Land Co. and Indigo Group Ltd. filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K as filed on November 27, 2019, and incorporated herein by reference.

(10.30)

Interest Purchase Agreement, dated as of October 15, 2019, by and among Consolidated-Tomoka Land Co., Flacto, LLC, Magnetar Longhorn Fund LP and Magnetar Structured Credit Fund, LP. filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A as filed on October 22, 2019, and incorporated herein by reference.

(10.31)

Amended and Restated Limited Liability Company Agreement of Crisp39 SPV LLC, dated as of October 15, 2019, by and among Consolidated-Tomoka Land Co., Flacto, LLC, Magnetar Longhorn Fund LP and Magnetar Structured Credit Fund, LP. filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K/A as filed on October 22, 2019, and incorporated herein by reference.

***(10.32)

Purchase and Sale Agreement, dated October 29, 2019 by and between Consolidated-Tomoka Land Co. and PGP Jacksonville TC, LLC for the purchase of the property known as The Strand located in Jacksonville, Florida (filed herewith).

***(10.33)

Purchase and Sale Agreement, dated December 23, 2019 by and between Consolidated-Tomoka Land Co., Vestar CTC Chandler, L.L.C. and Vestar CTC Chandler Phase 2, L.L.C. for the purchase of the property known as the Crossroads Towne Center located in Chandler, Arizona (filed herewith).

(21)	Subsidiaries of the Registrant.

(23.1)	Consent of Independent Registered Public Accounting Firm.

** (31.1)	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

** (31.2)	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

** (32.1)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** (32.2)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.1)

The following materials from Consolidated-Tomoka Land Co. Annual Report on Form 10-K for the period ended December 31, 2019, are formatted in Extensible Business Reporting Language: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of stockholders' equity (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*      - Management Contract or Compensatory Plan or Arrangement

**    - In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

***  - Certain information has been excluded because the information is both (i) not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED-TOMOKA LAND CO. (Registrant)

March 6, 2020	By:	/S/ JOHN P. ALBRIGHT
John P. Albright
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 6, 2020	President and Chief Executive Officer (Principal Executive Officer), and Director	/S/ JOHN P. ALBRIGHT

March 6, 2020	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	/S/ MARK E. PATTEN

March 6, 2020	Chairman of the Board, Director	/S/ LAURA M. FRANKLIN
March 6, 2020	Director	/S/ GEORGE R. BROKAW
March 6, 2020	Director	/S/ R. BLAKESLEE GABLE
March 6, 2020	Director	/S/ CHRISTOPHER W. HAGA
March 6, 2020	Director	/S/ WILLIAM L. OLIVARI
March 6, 2020	Director	/S/ HOWARD C. SERKIN
March 6, 2020	Director	/S/ THOMAS P. WARLOW, III
March 6, 2020	Director	/S/ CASEY R. WOLD

CONSOLIDATED-TOMOKA LAND CO.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Consolidated-Tomoka Land Co.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Consolidated-Tomoka Land Co. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 6, 2020 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2012. Jacksonville, Florida
March 6, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Consolidated-Tomoka Land Co.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Consolidated-Tomoka Land Company  (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated March 6, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ Grant Thornton LLP

Jacksonville, Florida
March 6, 2020

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Property, Plant, and Equipment:
Income Properties, Land, Buildings, and Improvements	$392,841,899	$392,520,783
Other Furnishings and Equipment	733,165	728,817
Construction in Progress	24,788	19,384
Total Property, Plant, and Equipment	393,599,852	393,268,984
Less, Accumulated Depreciation and Amortization	(23,008,382)	(24,518,215)
Property, Plant, and Equipment—Net	370,591,470	368,750,769
Land and Development Costs	6,732,291	5,624,845
Intangible Lease Assets—Net	49,022,178	43,555,445
Assets Held for Sale—See Note 23	833,167	96,838,264
Investment in Joint Ventures	55,736,668	6,788,034
Investment in Alpine Income Property Trust Inc.	38,814,425	—
Mitigation Credits	2,322,596	462,040
Commercial Loan Investments	34,625,173	—
Cash and Cash Equivalents	6,474,637	2,310,489
Restricted Cash	128,430,049	18,889,509
Refundable Income Taxes	—	225,024
Other Assets—See Note 12	9,703,549	12,885,453
Total Assets	$703,286,203	$556,329,872
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$1,385,739	$1,036,547
Accrued and Other Liabilities—See Note 17	5,687,192	5,197,884
Deferred Revenue—See Note 18	5,830,720	6,370,284
Intangible Lease Liabilities—Net	26,198,248	27,390,350
Liabilities Held for Sale—See Note 23	831,320	2,178,616
Income Taxes Payable	439,086	—
Deferred Income Taxes—Net	90,282,173	54,769,907
Long-Term Debt	287,218,303	247,624,811
Total Liabilities	417,872,781	344,568,399
Commitments and Contingencies—See Note 21
Shareholders’ Equity:
Shareholders' Equity:
Common Stock – 25,000,000 shares authorized; $1 par value, 6,076,813 shares issued and 4,770,454 shares outstanding at December 31, 2019; 6,052,209 shares issued and 5,436,952 shares outstanding at December 31, 2018	6,017,218	5,995,257
Treasury Stock – 1,306,359 shares at December 31, 2019 and 615,257 shares at December 31, 2018	(73,440,714)	(32,345,002)
Additional Paid-In Capital	26,689,795	24,326,778
Retained Earnings	326,073,199	213,297,897
Accumulated Other Comprehensive Income	73,924	486,543
Total Shareholders’ Equity	285,413,422	211,761,473
Total Liabilities and Shareholders’ Equity	$703,286,203	$556,329,872

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Revenues
Income Properties	$41,955,414	$40,075,731	$31,406,930
Management Services	304,553	—	—
Commercial Loan Investments	1,829,015	615,728	2,052,689
Real Estate Operations	852,264	2,966,429	5,190,951
Total Revenues	44,941,246	43,657,888	38,650,570
Direct Cost of Revenues
Income Properties	(7,000,001)	(8,170,083)	(6,917,743)
Real Estate Operations	(104,666)	(591,380)	(1,420,562)
Total Direct Cost of Revenues	(7,104,667)	(8,761,463)	(8,338,305)
General and Administrative Expenses	(9,818,075)	(9,785,370)	(10,252,610)
Depreciation and Amortization	(15,797,278)	(15,761,523)	(12,314,700)
Total Operating Expenses	(32,720,020)	(34,308,356)	(30,905,615)
Gain on Disposition of Assets	21,977,465	22,035,666	38
Total Operating Income	34,198,691	31,385,198	7,744,993
Investment Income	344,843	52,221	37,985
Interest Expense	(12,466,062)	(10,423,286)	(8,523,136)
Income (Loss) from Continuing Operations Before Income Tax Expense	22,077,472	21,014,133	(740,158)
Income Tax Benefit (Expense) from Continuing Operations	(5,472,178)	(6,025,148)	22,481,523
Net Income from Continuing Operations	16,605,294	14,988,985	21,741,365
Income from Discontinued Operations (Net of Income Tax)—See Note 23	98,367,564	22,178,805	19,978,059
Net Income	$114,972,858	$37,167,790	$41,719,424

Per Share Information—See Note 13:
Basic
Net Income from Continuing Operations	$3.32	$2.72	$3.92
Net Income from Discontinued Operations (Net of Income Tax)	19.71	4.04	3.61
Basic Net Income per Share	$23.03	$6.76	$7.53
Diluted
Net Income from Continuing Operations	$3.32	$2.71	$3.90
Net Income from Discontinued Operations (Net of Income Tax)	19.68	4.01	3.58
Diluted Net Income per Share	$23.00	$6.72	$7.48

Dividends Declared and Paid	$0.44	$0.27	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Net Income	$114,972,858	$37,167,790	$41,719,424
Other Comprehensive Income (Loss)
Cash Flow Hedging Derivative - Interest Rate Swap (Net of Tax of $(140,082), $11,431 and $73,304, respectively)	(412,619)	113,927	116,727
Total Other Comprehensive Income (Loss), Net of Income Tax	(412,619)	113,927	116,727
Total Comprehensive Income	$114,560,239	$37,281,717	$41,836,151

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance January 1, 2017	$5,914,560	$(15,298,306)	$20,511,388	$136,892,311	$255,889	$148,275,842
Net Income	—	—	—	41,719,424	—	41,719,424
Stock Repurchase	—	(7,209,454)	—	—	—	(7,209,454)
Exercise of Stock Options	28,527	—	1,056,406	—	—	1,084,933
Vested Restricted Stock	18,930	—	(413,184)	—	—	(394,254)
Stock Issuance	1,833	—	101,303	—	—	103,136
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	1,479,315	—	—	1,479,315
Cash Dividends ($0.18 per share)	—	—	—	(997,461)	—	(997,461)
Other Comprehensive Income, Net of Income Tax	—	—	—	—	116,727	116,727
Balance December 31, 2017	5,963,850	(22,507,760)	22,735,228	177,614,274	372,616	184,178,208
Net Income	—	—	—	37,167,790	—	37,167,790
Stock Repurchase	—	(9,837,242)	—	—	—	(9,837,242)
Exercise of Stock Options	8,520	—	189,849	—	—	198,369
Vested Restricted Stock	19,065	—	(517,439)	—	—	(498,374)
Stock Issuance	3,822	—	234,890	—	—	238,712
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	1,684,250	—	—	1,684,250
Cash Dividends ($0.27 per share)	—	—	—	(1,484,167)	—	(1,484,167)
Other Comprehensive Income, Net of Income Tax	—	—	—	—	113,927	113,927
Balance December 31, 2018	5,995,257	(32,345,002)	24,326,778	213,297,897	486,543	211,761,473
Net Income	—	—	—	114,972,858	—	114,972,858
Stock Repurchase	—	(41,095,712)	—	—	—	(41,095,712)
Vested Restricted Stock	12,957	—	(316,272)	—	—	(303,315)
Stock Issuance	9,004	—	522,910	—	—	531,914
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	2,156,379	—	—	2,156,379
Cash Dividends ($0.44 per share)	—	—	—	(2,197,556)	—	(2,197,556)
Other Comprehensive Loss, Net of Income Tax	—	—	—	—	(412,619)	(412,619)
Balance December 31, 2019	$6,017,218	$(73,440,714)	$26,689,795	$326,073,199	$73,924	$285,413,422

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Cash Flow from Operating Activities:
Net Income	$114,972,858	$37,167,790	$41,719,424
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	15,797,278	16,135,502	12,663,959
Amortization of Intangible Liabilities to Income Property Revenue	(2,382,874)	(2,338,531)	(2,193,957)
Loan Cost Amortization	443,902	495,438	509,263
Amortization of Discount on Convertible Debt	1,357,347	1,273,436	1,194,714
Gain on Disposition of Property, Plant, and Equipment and Intangible Assets	(3,295,601)	(3,650,858)	(38)
Gain on Disposition of Assets Held for Sale	(18,696,914)	—	—
Gain on Sale of Equity Interest in Joint Ventures	(127,518,231)	(18,384,808)	—
Impairment Charge	—	1,119,362	—
Discount Accretion on Commercial Loan Investments	—	(34,768)	—
Accretion of Commercial Loan Origination Fees	(134,780)	—	(25,232)
Non-Cash Imputed Interest on Commercial Loan Investment	(193,943)	—	—
Deferred Income Taxes	35,099,647	12,589,970	(8,953,981)
Unrealized Gain on Investment Securities	(61,195)	—	—
Non-Cash Compensation	2,688,292	1,684,250	1,437,223
Decrease (Increase) in Assets:
Refundable Income Taxes	225,024	891,556	(172,589)
Assets Held for Sale	3,892,476	—	—
Land and Development Costs	(1,107,446)	5,477,221	12,477,581
Impact Fees and Mitigation Credits	(1,860,556)	663,229	1,197,637
Other Assets	(3,503,744)	(522,436)	(3,502,041)
Increase (Decrease) in Liabilities:
Accounts Payable	349,192	(630,667)	362,411
Accrued and Other Liabilities	489,308	(4,357,411)	792,629
Deferred Revenue	(539,564)	245,219	38,793
Liabilities Held for Sale	(49,470)	—	—
Income Taxes Payable	439,086	—	—
Net Cash Provided By Operating Activities	16,410,092	47,823,494	57,545,796
Cash Flow from Investing Activities:
Acquisition of Property, Plant, and Equipment and Intangible Lease Assets and Liabilities	(150,704,654)	(109,394,481)	(94,627,373)
Acquisition of Commercial Loan Investments	(34,296,450)	—	(2,940,000)
Acquisition of Land	—	(4,702,243)	—
Cash Contribution for Interest in Joint Venture	(83,972)	(2,137,018)	—
Proceeds from Disposition of Property, Plant, and Equipment, Net, and Assets Held for Sale	207,551,807	11,077,525	—
Proceeds from Sale of Equity Interests in Joint Ventures	96,132,204	15,300,000	—
Principal Payments Received on Commercial Loan Investments	—	11,960,467	15,000,000
Acquisition of Investment Securities	(15,500,000)	—	—
Net Cash Provided By (Used In) Investing Activities	103,098,935	(77,895,750)	(82,567,373)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	141,500,000	106,300,000	63,500,000
Payments on Long-Term Debt	(103,073,325)	(55,996,954)	(35,100,000)
Cash Paid for Loan Fees	(634,431)	(263,473)	(532,814)
Cash Proceeds from Exercise of Stock Options and Stock Issuance	—	437,081	1,188,069
Cash Used to Purchase Common Stock	(41,095,712)	(9,837,242)	(7,209,454)
Cash Paid for Vesting of Restricted Stock	(303,315)	(498,374)	(394,254)
Dividends Paid	(2,197,556)	(1,484,167)	(997,461)
Net Cash Provided By (Used In) Financing Activities	(5,804,339)	38,656,871	20,454,086
Net Increase (Decrease) in Cash	113,704,688	8,584,615	(4,567,491)
Cash, Beginning of Year	21,199,998	12,615,383	17,182,874
Cash, End of Period	$134,904,686	$21,199,998	$12,615,383

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$6,474,637	$2,310,489	$6,107,252
Restricted Cash	128,430,049	18,889,509	6,508,131
Total Cash as of December 31, 2019, 2018, and 2017, respectively	$134,904,686	$21,199,998	$12,615,383

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental Disclosure of Cash Flows:

Total interest paid during the years ended December 31, 2019, 2018, and 2017 was approximately $10.8 million, $8.4 million, and $7.1 million respectively. Interest paid included capitalized interest of approximately $215,000 during the year ended December 31, 2017, with no interest capitalized during the years ended December 31, 2019 or 2018.

Income taxes totaling approximately $2.5 million, $323,000, and $334,000 were paid during the years ended December 31, 2019, 2018, and 2017, respectively. Additionally, income taxes totaling approximately $687,000, $204,000 and $958,000 were refunded during the years ended December 31, 2019, 2018, and 2017, respectively.

During the year ended December 31, 2019, in connection with the Land JV transaction (hereinafter defined in Note 6, “Land and Investments in the Land JV”), the Company recognized a gain totaling approximately $127.5 million. The non-cash components of the gain totaled approximately $48.9 million and were reflected as an increase in the Investment in Joint Ventures of approximately $48.9 million on the accompanying consolidated balance sheets as of December 31, 2019.

During the year ended December 31, 2019, the Company contributed five single tenant properties to Alpine Income Property Trust, Inc. (NYSE: PINE) in exchange for 1,223,854 operating units (“OP Units”) in PINE’s partnership. The OP Units had an initial value of approximately $23.3 million based on PINE’s public offering price of $19.00 per share. This non-cash transaction was reflected as an increase in Investment in Alpine Income Property Trust, Inc. of approximately $23.3 million with decreases in Intangible Assets, Property Plant and Equipment, and Intangible Liabilities of approximately $3.1 million, $20.8 million, and $452,000, respectively, on the accompanying consolidated balance sheets as of December 31, 2019.

During the year ended December 31, 2018, in connection with the Mitigation Bank transaction (hereinafter defined in Note 6, “Land and Investments in the Land JV”), the Company recognized a gain totaling approximately $18.4 million. The non-cash components of the gain totaled approximately $5.1 million and were reflected as an increase in the Investment in Joint Ventures of approximately $6.8 million, an increase in Accrued and Other Liabilities of approximately $300,000, and a decrease in Land and Development Costs of approximately $1.3 million on the accompanying consolidated balance sheets as of December 31, 2018.

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

During the year ended December 31, 2017, in connection with the Golf Course Land Purchase (hereinafter defined), each year the Company is obligated to pay the City of Daytona Beach, Florida (the “City”) an annual surcharge of $1 per golf round played (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharge paid equal to $700,000. The maximum amount of $700,000 represents contingent consideration and was reflected as an increase in Golf Buildings, Improvements, and Equipment and also as an increase in Accrued and Other Liabilities on the accompanying consolidated balance sheets as of December 31, 2017. In connection with LPGA Golf Course Sale (hereinafter defined), the Company repaid the City the amount that was due of approximately $560,000, therefore, there is no remaining liability as of December 31, 2019.

Discontinued operations provided approximately $6.5 million, $36.8 million, and $43.3 million of the net cash provided by operating activities for the years ended December 31, 2019, 2018, and 2017, respectively. Additionally, discontinued operations accounted for approximately $98.4 million of the net cash provided by investing activities for the year ended December 31, 2019, while there were no cash flows from investing activities related to discontinued operations for the years ended December 31, 2018 and 2017, respectively.

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018, and 2017

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Consolidated-Tomoka Land Co. together with our consolidated subsidiaries.

We are a diversified real estate operating company. As of December 31, 2019, we own and manage, sometimes utilizing third-party property management companies, thirty-four commercial real estate properties in eleven states in the United States, with approximately 1.8 million square feet of gross leasable space. These thirty-four properties in our portfolio comprise our income property operations segment.

In addition to our income property portfolio, as of December 31, 2019, or business included the following:

Management Services:

•

A fee-based management business that is engaged in managing Alpine Income Property Trust, Inc. (“PINE”) and the entity that holds the approximately 5,300 acres of undeveloped land in Daytona Beach, Florida (the “Land JV”), see Note 5, “Related Party Management Services Business”.

Commercial Loan Investments:

•	A portfolio of commercial loan investments.

Real Estate Operations:

•	A portfolio of mineral interests consisting of approximately 455,000 subsurface acres in 20 counties in the state of Florida and a portfolio of mitigation credits;
•	A retained interest in the Land JV which is seeking to sell approximately 5,300 acres of undeveloped land in Daytona Beach, Florida; and
•

An interest in a joint venture (the “Mitigation Bank JV”) that owns an approximately 2,500 acre parcel of land in the western part of Daytona Beach, Florida which is engaged in the operation of a mitigation bank, which, pursuant to a mitigation plan approved by the applicable state and federal authorities, produces mitigation credits that are marketed and sold to developers of land in the Daytona Beach area for the purpose of enabling the developers to obtain certain regulatory permits.

Our business also includes, as outlined above, our investment in PINE of approximately $38.8 million, or approximately 22.3% of the PINE’s outstanding equity, including the OP Units which are exchangeable into common stock of PINE on a one-for-one basis, at PINE’s election. Our investment in PINE should generate investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in Investment Income on the accompanying statement of operations.

Discontinued Operations. The Company reports the historical financial position and results of operations of disposed businesses as discontinued operations when it has no continuing interest in the business. On October 16, 2019, the Company sold a controlling interest in its wholly owned subsidiary that held the approximately 5,300 acres of undeveloped land in Daytona Beach, Florida. On October 17, 2019, the Company sold its interest in the LPGA golf operations. For all periods presented herein, the Company has reported the historical financial position and the results of operations related to the Land JV and the golf operations as discontinued operations (see Note 23). The cash flows related to discontinued operations have been disclosed.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other entities in which we have a controlling interest. Any real estate entities or properties included in the consolidated financial statements have been consolidated only for the periods that such entities or properties were owned or under control by us. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. The Company has retained interests in the Land JV and the Mitigation Bank JV, as well as an equity investment in PINE. The Company has concluded that these entities are variable interest entities of which the Company is not the primary beneficiary and as a result, these entities are not consolidated.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, which amends its guidance on the measurement of credit losses on financial instruments. The amendments in this update are effective for annual reporting periods beginning after December 31, 2019. ASU 2016-13 affects entities holding financial assets that are not accounted for at fair value through net income, including but not limited to, loans, trade receivables, and net investments in leases. The Company adopted the changes to Accounting Standards Codification (“ASC”) 326, Financial Instruments-Credit Losses on January 1, 2020 and there was no material impact on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, which amends its guidance on the recognition and reporting of revenue from contracts with customers. In April 2016, the FASB ASC issued Topic 606, Revenue from Contracts with Customers. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017. The Company completed its evaluation of the provisions during the year ended December 31, 2017 and determined there was no impact on the Company’s revenue recognition within the consolidated financial statements. All required disclosures relating to FASB ASC Topic 606 have been implemented herein as required by the standard. The Company adopted FASB ASC Topic 606 effective January 1, 2018 utilizing the modified retrospective method.

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

The Company implemented ASC 842 effective January 1, 2019 and has elected to follow the practical expedients and accounting policies below:

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

In February 2018, the FASB issued ASU 2018-02, which amends the guidance allowing for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act effective January 1, 2018 (the “2018 Tax Cuts and Jobs Act”). The amendments in this update are effective for annual reporting periods beginning after December 15, 2018. The Company implemented ASU 2018-02 effective January 1, 2019 and there were no such reclassifications related to the Tax Cuts and Jobs Act.

RECLASSIFICATIONS

Certain items in the prior period’s consolidated statements of operations have been reclassified to conform to the presentation as of and for the year ended December 31, 2019. Specifically, in the fourth quarter of 2019, the Company completed the sale of its remaining land holdings through the Land JV transaction. Accordingly, the results of the real estate operations related to land sales have been classified as discontinued operations in the accompanying consolidated statements of income for the years ended December 31, 2019, 2018, and 2017. Additionally, the identifiable assets and liabilities related to the discontinued real estate operations were reclassified as assets and liabilities held for sale as of December 31, 2019 and 2018.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of December 31, 2019 include certain amounts over the Federal Deposit Insurance Corporation limits.

RESTRICTED CASH

Restricted cash totaled approximately $128.4 million at December 31, 2019 of which approximately $125.7 million of cash is being held in multiple separate escrow accounts to be reinvested through the like-kind exchange structure into other income properties; approximately $746,000 is being held in an entitlement and interest reserve for the $8.0 million first mortgage loan originated in June 2019, approximately $275,000 is being held in an interest and real estate tax reserve for the $8.3 million first mortgage originated in July 2019, approximately $156,000 is being held in an escrow account related to a separate land transaction which closed in February 2017; approximately $261,000 is being held in a capital replacement reserve account in connection with our financing of six income properties with Wells Fargo Bank, NA (“Wells Fargo”); and approximately $1.3 million is being held in a general tenant improvement reserve account with Wells Fargo in connection with our financing of the property located in Raleigh, NC leased to Wells Fargo.

INVESTMENT SECURITIES

In accordance with FASB ASC Topic 320, Investments – Debt and Equity Securities and pursuant to ASU 2016-01, effective January 1, 2018, the Company’s investments in equity securities (“Investment Securities”) are carried at fair value in the consolidated balance sheets, with the unrealized gains and losses recognized in net income. The unrealized gains and losses are included in investment income in the consolidated statements of operations.

The cost of Investment Securities sold, if any, is based on the specific identification method. Interest and dividends on Investment Securities are included in investment income in the consolidated statements of operations.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at December 31, 2019 and 2018, approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s credit facility approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s fixed rate commercial loan investments held as of December 31, 2019 and the mortgage notes and convertible debt held as of December 31, 2019 and 2018 are measured at fair value based on current market rates for financial instruments with similar risks and maturities. See Note 9, “Fair Value of Financial Instruments.”

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

MITIGATION CREDITS

Mitigation credits are stated at historical cost. As these assets are sold, the related revenues and cost basis are reported as revenues from, and direct costs of, real estate operations, respectively, in the consolidated statements of operations.

ACCOUNTS RECEIVABLE

Accounts receivable related to income properties, which are classified in Other Assets on the consolidated balance sheets, primarily consists of tenant reimbursable expenses. Receivables related to the tenant reimbursable expenses totaled approximately $533,000 and $628,000 as of December 31, 2019 and 2018, respectively.

Accounts receivable related to real estate operations, which are classified in Other Assets on the consolidated balance sheets, totaled approximately $1.6 million and $1.8 million as of December 31, 2019 and 2018, respectively. The accounts receivable as of December 31, 2019 and 2018 are primarily related to the reimbursement of certain infrastructure costs completed by the Company in conjunction with two land sale transactions that closed during the fourth quarter of 2015 as more fully described in Note 12, “Other Assets.”

Trade accounts receivable primarily consists of receivables related to golf operations, which were classified in Assets Held for Sale on the consolidated balance sheets as of December 31, 2018 and thereafter until the sale of the golf operations during the fourth quarter of 2019. Trade accounts receivable related to golf operations, which primarily consists of membership and event receivables, totaled approximately $290,000 as of December 31, 2018. As of December 31, 2019, approximately $549,000 is due from the buyer of the golf operations for the rounds surcharge the Company paid to the City, as further described in Note 23, “Assets Held for Sale and Discontinued Operations.”

The collectability of the aforementioned receivables is determined based on a review of specifically identified accounts using judgments. As of December 31, 2019 and 2018, the Company recorded an allowance for doubtful accounts of approximately $14,000 and $185,000, respectively. During the third quarter of 2019, approximately $250,000 of previously recorded allowance for doubtful accounts related to a single income property; Cocina 214 Restaurant & Bar (“Cocina 214”), located in Daytona Beach, Florida, was reversed as the previously uncollected rent totaling approximately $0.3 million was paid in accordance with the termination agreement executed in July 2019. The termination payment is more fully described in Note 3, “Income Properties.”

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations which clarified the definition of a business. Pursuant to ASU 2017-01, the acquisition of an income property subject to a lease does not qualify as a business combination, but rather is an asset acquisition. Accordingly, the Company capitalizes acquisition costs for income property acquisitions.

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

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. Such properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the consolidated statement of operations. The amount of depreciation of property, plant, and equipment, exclusive of amortization related to intangible assets, recognized for the years ended December 31, 2019, 2018, and 2017, was approximately $9.9 million, $10.3 million, and $7.9 million respectively. Interest of approximately $215,000 was capitalized to construction in progress during 2017, respectively with no interest capitalized in 2019 or 2018.

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

GOLF OPERATIONS

The Company previously owned the LPGA International Golf Club (the “Club”), which consists of two 18-hole golf courses and a 3-hole practice facility, a clubhouse facility, including food and beverage operations, and a fitness center. Revenues from this operation, including greens fees, cart rentals, merchandise, and food and beverage sales, are recognized at the time of sale pursuant to FASB ASC Topic 606, Revenue from Contracts with Customers. Initiation fees and membership dues are recognized over the life of the membership, pursuant to FASB ASC Topic 606, Revenue from Contracts with Customers, which is generally twelve months.

OTHER REAL ESTATE INTERESTS

From time to time, the Company will release surface entry rights related to subsurface acres owned by the Company upon request of the surface owner. The Company recognizes revenue from the release at the time the transaction is consummated, unless the right is released under a deferred payment plan and the initial payment does not meet the criteria established under FASB ASC Topic 606, Revenue from Contracts with Customers.

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

INCOME TAXES

The Company uses the asset and liability method to account for income taxes. Deferred income taxes result primarily from the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, see Note 20, “Income Taxes.” In June 2006, the FASB issued additional guidance, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements included in income taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with FASB guidance included in income taxes, the Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. Additionally, the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to the FASB guidance.

EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per common share are based on the assumption of the conversion of stock options using the treasury stock method at average cost for the year, see Note 13, “Common Stock and Earnings Per Share.”

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.

Approximately 24% of the Company’s income property portfolio, based on square footage, and prior to December 31, 2019, all of the Company’s land holdings, golf operations, agriculture operations, and Subsurface Interests (hereinafter defined) are in the State of Florida. During the year ended December 31, 2019, the Company’s remaining land holdings, and its golf operations were sold, thereby significantly reducing the concentration of assets in the State of Florida. Uncertainty of the duration of a prolonged real estate and economic downturn could have an adverse impact on the Company’s real estate values.

We had one tenant that accounted for more than 10% of our consolidated income property revenue during the years ended December 31, 2019 and 2018. Wells Fargo, who occupied two single-tenant office properties located in Hillsboro, Oregon and Raleigh, North Carolina, accounted for approximately 12.5%, 13.5%, and 15.3% of our consolidated revenues during the years ended December 31, 2019, 2018, and 2017, respectively.

NOTE 2.      REVENUE RECOGNITION

The Company implemented FASB ASC Topic 606, Revenue from Contracts with Customers effective January 1, 2018 utilizing the modified retrospective method.

The following table summarizes the Company’s revenue from continuing operations by segment, major good and/or service, and the related timing of revenue recognition for the year ended December 31, 2019:

	Income Properties	Management Fee Income	Commercial Loan Investments	Real Estate Operations	Total Revenues
	($000's)	($000's)	($000's)	($000's)	($000's)
Major Good / Service:
Lease Revenue - Base Rent	$35,109	$—	$—	$—	$35,109
Lease Revenue - CAM	1,422	—	—	—	1,422
Lease Revenue - Reimbursements	2,759	—	—	—	2,759
Lease Revenue - Billboards	243	—	—	—	243
Above / Below Market Lease Accretion	2,382	—	—	—	2,382
Contributed Leased Assets Accretion	217	—	—	—	217
Lease Incentive Amortization	(277)	—	—	—	(277)
Management Fee Income	—	304	—	—	304
Commercial Loan Investments	—	—	1,829	—	1,829
Impact Fee and Mitigation Credit Sales	—	—	—	—	—
Subsurface Lease Revenue	—	—	—	598	598
Subsurface Revenue - Other	—	—	—	150	150
Fill Dirt and Other Revenue	—	—	—	104	104
Timber Sales Revenue	—	—	—	—	—
Interest and Other Revenue	101	—	—	—	101
Total Revenues	$41,956	$304	$1,829	$852	$44,941

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$—	$254	$254
Services Transferred Over Time	101	304	—	—	405
Over Lease Term	41,855	—	—	598	42,453
Commercial Loan Investment Related Revenue	—	—	1,829	—	1,829
Total Revenues	$41,956	$304	$1,829	$852	$44,941

The following table summarizes the Company’s revenue from continuing operations by segment, major good and/or service, and the related timing of revenue recognition for the year ended December 31, 2018:

	Income Properties	Commercial Loan Investments	Real Estate Operations	Total Revenues
	($000's)	($000's)	($000's)	($000's)
Major Good / Service:
Lease Revenue - Base Rent	$31,587	$—	$—	$31,587
Lease Revenue - CAM	2,905	—	—	2,905
Lease Revenue - Reimbursements	2,934	—	—	2,934
Lease Revenue - Billboards	250	—	—	250
Above / Below Market Lease Accretion	2,339	—	—	2,339
Contributed Leased Assets Accretion	218	—	—	218
Lease Incentive Amortization	(302)	—	—	(302)
Commercial Loan Investments	—	616	—	616
Impact Fee and Mitigation Credit Sales	—	—	1,338	1,338
Subsurface Lease Revenue	—	—	957	957
Subsurface Revenue - Other	—	—	668	668
Fill Dirt and Other Revenue	—	—	3	3
Interest and Other Revenue	145	—	—	145
Total Revenues	$40,076	$616	$2,966	$43,658

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$2,009	$2,009
Services Transferred Over Time	145	—	—	145
Over Lease Term	39,931	—	957	40,888
Commercial Loan Investment Related Revenue	—	616	—	616
Total Revenues	$40,076	$616	$2,966	$43,658

The following table summarizes the Company’s revenue from continuing operations by segment, major good and/or service, and the related timing of revenue recognition for the year ended December 31, 2017:

	Income Properties	Commercial Loan Investments	Real Estate Operations	Total Revenues
	($000's)	($000's)	($000's)	($000's)
Major Good / Service:
Lease Revenue - Base Rent	$24,650	$—	$—	$24,650
Lease Revenue - CAM	2,208	—	—	2,208
Lease Revenue - Reimbursements	2,125	—	—	2,125
Lease Revenue - Billboards	251	—	—	251
Above / Below Market Lease Accretion	2,194	—	—	2,194
Lease Incentive Amortization	(50)	—	—	(50)
Commercial Loan Investments	—	2,053	—	2,053
Impact Fee and Mitigation Credit Sales	—	—	2,126	2,126
Subsurface Lease Revenue	—	—	856	856
Subsurface Revenue - Other	—	—	2,192	2,192
Fill Dirt and Other Revenue	—	—	17	17
Interest and Other Revenue	29	—	—	29
Total Revenues	$31,407	$2,053	$5,191	$38,651

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$4,335	$4,335
Services Transferred Over Time	29	—	—	29
Over Lease Term	31,378	—	856	32,234
Commercial Loan Investment Related Revenue	—	2,053	—	2,053
Total Revenues	$31,407	$2,053	$5,191	$38,651

NOTE 3.       INCOME PROPERTIES

Leasing revenue consists of long-term rental revenue from retail, office, and commercial income properties, and billboards, which is recognized as earned, using the straight-line method over the life of each lease. Lease payments below include straight-line base rental revenue as well as the non-cash accretion of above and below market lease amortization.

The components of leasing revenue are as follows:

	Year Ended December 31,
	2019	2018	2017
	($000's)	($000's)	($000's)
Leasing Revenue
Lease Payments	$37,431	$33,842	$26,794
Variable Lease Payments	4,525	6,234	4,613
Total Leasing Revenue	$41,956	$40,076	$31,407

Minimum future base rental revenue on non-cancelable leases subsequent to December 31, 2019, for the next five years ended December 31 are summarized as follows:

Year Ending December 31,	Amounts ($000's)
2020	$25,698
2021	24,979
2022	24,074
2023	23,343
2024	23,069
2025 and thereafter (cumulative)	174,852
Total	$296,015

2019 Activity. During the year ended December 31, 2019, the Company acquired ten single-tenant income properties and one multi-tenant income property, for an aggregate purchase price of approximately $164.7 million, or an aggregate acquisition cost of approximately $165.7 million including capitalized acquisition costs. Based on independent third-party purchase price allocation valuations, of  the total acquisition cost, approximately $45.6 million was allocated to land, approximately $83.5 million was allocated to buildings and improvements, approximately $23.4 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees and above market lease value, and approximately $3.1 million was allocated to intangible liabilities for the below market lease value. The remaining approximately $16.3 million was classified as a commercial loan investment as described below and in Note 4, “Commercial Loan Investments.” The weighted average amortization period for the intangible assets and liabilities was approximately 9.7 years at acquisition. The properties acquired during the year ended December 31, 2019 are described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Property Acres	Purchase Price	Percentage Leased	Remaining Lease Term at Acquisition Date (in years)
Hobby Lobby Stores, Inc.	Single-Tenant	Winston-Salem, NC	05/16/19	55,000	7.6	$8,075,000	100%	10.9
24 Hour Fitness USA, Inc.	Single-Tenant	Falls Church, VA	05/23/19	46,000	3.1	21,250,000	100%	8.6
Walgreen Co.	Single-Tenant	Birmingham, AL	06/05/19	14,516	2.1	5,500,000	100%	9.8
Family Dollar Stores of Massachusetts, Inc.	Single-Tenant	Lynn, MA	06/07/19	9,228	0.7	2,100,000	100%	4.8
Walgreen Co.	Single-Tenant	Albany, GA	06/21/19	14,770	3.6	3,634,000	100%	13.6
Carpenter Hotel (1)	Single-Tenant	Austin, TX	07/05/19	N/A	1.4	16,250,000	100%	99.1
General Dynamics Corporation	Single-Tenant	Reston, VA	07/12/19	64,319	3.0	18,600,000	100%	9.9
Live Nation Entertainment, Inc.	Single-Tenant	East Troy, WI	08/30/19	N/A	158.3	7,500,000	100%	10.6
Party City Corporation	Single-Tenant	Oceanside, NY	09/24/19	15,500	1.2	7,120,000	100%	10.2
Burlington Stores, Inc.	Single-Tenant	N. Richland Hills, TX	10/28/19	70,891	5.3	11,940,000	100%	9.3
The Strand	Multi-Tenant	Jacksonville, FL	12/09/19	212,402	52.0	62,701,000	95%	9.5
	Total / Weighted Average			502,626		$164,670,000		18.4

(1)The ground lease with The Carpenter Hotel includes two tenant repurchase options. Pursuant to FASB ASC Topic 842, Leases, the $16.25 million investment has been recorded in the accompanying consolidated balance sheet as of December 31, 2019 as a commercial loan investment. See Note 4, “Commercial Loan Investments”.

2019 Dispositions. Twenty-one single-tenant income properties were disposed of during the year ended December 31, 2019 as follows:

•

On November 26, 2019, as part of the initial public offering (the “IPO”) of PINE, the Company sold or contributed 20 single-tenant net-leased income properties to Alpine and its operating partnership (the “Alpine OP”) for aggregate cash consideration of approximately $125.9 million for 15 of the properties and an aggregate of 1,223,854 units of the Alpine OP (“OP Units”) for 5 of the properties, with the OP Units having an initial value of approximately $23.3 million, based on Alpine’s IPO price, resulting in a gain of approximately $1.0 million, or approximately $0.16 per share after tax (the “PINE Income Property Sale Transactions”).

In addition to investing in Alpine by way of receipt of the OP Units, the Company invested $15.5 million of cash in Alpine at its IPO, receiving 815,790 shares of Alpine’s common stock. In aggregate, the Company owns approximately 2.04 million shares of Alpine, or approximately 22.3% of its total shares outstanding.

•

On August 7, 2019, the Company sold its 1.56-acre outparcel subject to a ground lease with Wawa located in Winter Park, Florida for approximately $2.8 million (the “Wawa Sale”). The property is an outparcel to the Grove at Winter Park which the Company sold in May 2019. The gain on the Wawa Sale totaled approximately $2.1 million, or approximately $0.33 per share, after tax.

Additionally, three multi-tenant income properties, which were classified in Assets Held for Sale as of December 31, 2018, were disposed of during the year ended December 31, 2019 (the “Multi-Tenant Dispositions”) as described below. The Multi-Tenant Dispositions continue the Company’s objective of transitioning the income property portfolio to primarily single-tenant net lease properties.

•

On June 24, 2019, the Company sold its approximately 76,000 square foot multi-tenant retail property located in Santa Clara, California for approximately $37.0 million (the “Peterson Sale”). The gain on the Peterson Sale totaled approximately $9.0 million, or approximately $1.36 per share, after tax.

•

On May 23, 2019, the Company sold its approximately 112,000 square foot multi-tenant retail property, anchored by a 24 Hour Fitness, located in Winter Park, Florida for approximately $18.3 million (the “Grove Sale”). The gain on the Grove Sale totaled approximately $2.8 million, or approximately $0.42 per share, after tax.

•

On February 21, 2019, the Company sold its approximately 59,000 square foot multi-tenant retail property, anchored by a Whole Foods Market retail store, located in Sarasota, Florida for approximately $24.6 million (the “Whole Foods Sale”). The gain on the Whole Foods Sale totaled approximately $6.9 million, or approximately $0.96 per share, after tax.

2019 Leasing Activity. On July 16, 2019, the Company entered into a lease termination agreement (the “Termination Agreement”) with Cocina 214, the tenant of one of the Company’s beachfront restaurant properties located in Daytona Beach, Florida. Pursuant to the Termination Agreement, the Company agreed to fund Cocina 214 approximately $1.0 million of their original contribution towards the completion of the building and tenant improvements and other personal property as described in Note 18, “Deferred Revenue.” Additionally, pursuant to the Termination Agreement, the Company collected the balance of unpaid rent of approximately $0.3 million that was due through the date Cocina 214 vacated the property. Accordingly, the Company made a net payment to Cocina 214 of approximately $693,000 in August 2019 (the “Termination Payment”).

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

On October 17, 2019, the Company originated an approximately $2.1 million first mortgage loan secured by the LPGA golf assets which were sold on October 17, 2019. The loan is interest-only with a term of one-year with two six-month extensions with a fixed interest rate of 7.50%. The Company received an origination fee of 1.5%, or approximately $31,000.

The Company’s commercial loan investment portfolio was comprised of the following at December 31, 2019:

	Date of	Maturity	Original Face	Current Face	Carrying
Description	Investment	Date	Amount	Amount	Value	Coupon Rate
First Mortgage – 72-Acre Land Parcel, Orlando, FL	June 2019	June 2020	$8,000,000	$8,000,000	$7,927,869	12.00%
Mortgage Note – 400 Josephine Street, Austin, TX	July 2019	July 2020	8,250,000	8,250,000	8,207,964	11.50%
Ground Lease Loan – 400 Josephine Street, Austin, TX	July 2019	N/A	16,250,000	16,250,000	16,443,942	N/A
LPGA Buyer Loan – Daytona Beach, FL	Oct 2019	Oct 2020	2,070,000	2,070,000	2,045,398	7.50%
			$34,570,000	$34,570,000	$34,625,173

The carrying value of the commercial loan investment portfolio at December 31, 2019 consisted of the following:

Total
Current Face Amount	$34,570,000
Imputed Interest over Rent Payments Received on Ground Lease Loan	193,943
Unaccreted Origination Fees	(138,770)
Total Commercial Loan Investments	$34,625,173

As of December 31, 2018, the Company had no commercial loan investments.

NOTE 5.       RELATED PARTY MANAGEMENT SERVICES BUSINESS

PINE. Pursuant to the Company’s management agreement with PINE, (the “Management Agreement”), we will generate a base management fee equal to 1.5% of PINE’s total equity. The structure of the base fee provides us with an opportunity for our base fee to grow should PINE’s independent board members determine to raise additional equity capital in the future. We also have an opportunity to achieve additional cash flows as Manager of PINE pursuant to the terms of the  incentive fee.

During the year ended December 31, 2019, the Company earned management fee revenue from PINE of approximately $254,000 which represents the initial stub period of PINE’s operations from November 26, 2019 to December 31, 2019 and is included in management services in the accompanying consolidated statements of operations. Dividends received totaled approximately $118,000 for the year ended December 31, 2019 and are included in investment income in the accompanying consolidated statements of operations.

The following table represents amounts due from PINE to the Company as of December 31, 2019:

Description	Amounts ($000's)
Management Services Fee due from PINE	$254
Dividend Receivable on OP Units	71
Other	56
Total	$381

Land JV. Pursuant to the terms of the operating agreement for the Land JV, the initial amount of the management fee is $20,000 per month. The management fee is evaluated quarterly and as land sales occur in the Land JV, the basis for our management fee will be reduced as the management fee is based on the value of real property that remains in the Land JV. During the year ended December 31, 2019, the Company earned management fee revenue from the Land JV of approximately $50,000 which represents the initial stub period of the Land JV’s operations from October 16, 2019 to December 31, 2019 and is included in management services in the accompanying consolidated statements of operations.

NOTE 6.       LAND AND INVESTMENT IN THE LAND JV

Land and development costs at December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
Land and Development Costs	$6,068,810	$5,001,795
Land, Timber, and Subsurface Interests	663,481	623,050
Total Land and Development Costs	$6,732,291	$5,624,845

As of December 31, 2018, the Company owned approximately 5,400 acres of undeveloped land in Daytona Beach, Florida, along six miles of the west and east sides of Interstate 95. The significant decrease in land and development costs above is primarily the result of the Company’s completion of the sale of a controlling interest in its wholly-owned subsidiary, Crisp39 SPV LLC to affiliates of Magnetar Capital LLC (the “Magnetar Investors”) (the “Magnetar Land Sale”) on October 16, 2019, pursuant to an Interest Purchase Agreement (the “Purchase Agreement”) for proceeds of approximately $97.0 million. Crisp39 SPV LLC holds the approximately 5,300 acres of undeveloped land in Daytona Beach, Florida (the “Land JV”).

As a result of the closing of the Purchase Agreement, the Magnetar Investors collectively own a notional 66.50% equity interest in the Land JV, and the Company owns a notional 33.50% equity interest in the Land JV (collectively the Company and the Magnetar Investors are herein referred to as the “JV Partners”). The transaction resulted in a gain of approximately $78.6 million, or approximately $12.21 per share, after tax, on the sale of the 66.50% equity interest in the Land JV and a non-cash gain of approximately $48.9 million on the Company’s retained interest in the Land JV, or approximately $7.59 per share, after tax.

The direct impact of the Magnetar Land Sale is that the Company divested itself of its land holdings, but for the 6-acre Daytona Beach development land described below, and as such the occurrence of land sales, which had been a primary element of the Company’s business for virtually its entire 109-year history, has been essentially discontinued. Consequently, the operations associated with our land holdings were treated as discontinued operations and accordingly the revenues and expenses that had been presented within the Company’s real estate operations segment in prior periods were reclassified in the statement of operations for the year ended December 31, 2019 and all prior periods presented.

However, the Company is continuing to pursue land sales on the approximately 5,300 acres that formerly comprised its land holdings in its role as Manager (of the Land JV) on behalf of the JV Partners. The Company’s retained interest in the Land JV represents a notional 33.5% stake in the venture, the value of which may be realized in the form of distributions based on the timing and the amount of proceeds achieved when the land is ultimately sold by the Land JV. As of March 6, 2020, the Land JV has completed approximately $22 million in land sales since its inception in mid-October 2019 and currently has a pipeline of 10 purchase and sale agreements for potential land sale transactions representing approximately $97 million of potential proceeds to the Land JV. The 4,200 acres under contract represents approximately 84% of the total remaining land in the Land JV.

The Company will serve as the initial manager of the Land JV and is responsible for day-to-day operations at the direction of the JV Partners. All major decisions and certain other actions that can be made by the Manager must be approved by the unanimous consent of the JV Partners (the “Unanimous Actions”). Unanimous Actions include such matters as the approval of pricing for all land parcels in the Land JV; approval of contracts for the sale of land that contain material revisions to the standard purchase contract of the Land JV; entry into any lease agreement affiliated with the Land JV;  entering into listing or brokerage agreements; approval and amendment of the Land JV’s operating budget; obtaining financing for the Land JV; admission of additional members; and dispositions of the Land JV’s real property for amounts less than market value. Pursuant to the LLC Agreement the Land JV will pay the Manager a management fee in the initial amount of $20,000 per month, which amount will be evaluated on a quarterly basis and reduced based on the value of real property that remains in the Land JV.

Real Estate Operations – Discontinued Operations

Since the transition in our land operations occurred late in 2019, the impact of land sales for the periods prior to October 2019 are no longer germane to our financial condition, results of operations and cash flows. As such the following  summarized information is provided regarding land sales activity prior to October 2019.

Revenue from discontinued real estate operations consisted of the following for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
Revenue Description	($000's)	($000's)	($000's)
Land Sales Revenue	$10,975	$41,452	$45,471
Revenue from Reimbursement of Infrastructure Costs	—	1,556	1,860
Agriculture	68	23	335
Total Real Estate Operations Revenue - Discontinued Operations	$11,043	$43,031	$47,666

2019 Land Sales. During the year ended December 31, 2019, the Company completed five land sales transactions, including: (i) the Magnetar Land Sale for approximately 5,300 acres of land, for total proceeds of approximately $97.0 million; (ii) two transactions with Unicorp Development representing approximately 23.6 acres and generating aggregate proceeds of approximately $7.1 million; (iii) the sale of approximately 38 acres for total proceeds of $710,000, and (iv) a land sale to NADG for approximately 13 acres generating proceeds of approximately  $3 million. In total the Company, in 2019, sold approximately 5,400 acres generating proceeds of approximately $108 million. Including the approximately $48.9 million recognized on the retained interest in the Land JV, resulting in gains of approximately $133 million, or approximately $20.60 per share after tax, were recognized.

2018 Land Sales. During the year ended December 31, 2018, the Company completed land transactions representing approximately 2,697 acres including: (i) the sale of a 70% interest in the Mitigation Bank (hereinafter defined) that holds approximately 2,492 acres for proceeds of $15.3 million and (ii) twelve land sales totaling approximately 205 acres for aggregate proceeds of approximately $43.7 million. The twelve land sales generated gains of approximately $32.6 million, or approximately $4.44 per share, after tax.

2017 Land Sales. During the year ended December 31, 2017, the Company completed land transactions representing approximately 1,700 acres including: (i) the sale of nearly 1,600 acres to Minto Communities generating proceeds of approximately $27.2 million; (ii) two transactions with NADG of approximately 46 acres for total proceeds of approximately $10.6 million, and (iii) five other transactions representing approximately 73.5 acres that generated approximately $9.2 million of proceeds. The land sales in 2017 generated aggregate proceeds of approximately $45.5 million and gains of approximately $31.8 million, or approximately $3.51 per share, after tax.

Land Impairments. As more fully described in Note 11, "Impairment of Long-Lived Assets," during the years ended December 31, 2019, 2018, and 2017, the Company did not recognize any impairments on its undeveloped land holdings.

Real Estate Operations – Continuing

Revenue from continuing real estate operations consisted of the following for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
Revenue Description	($000's)	($000's)	($000's)
Impact Fee and Mitigation Credit Sales	—	1,338	2,126
Subsurface Revenue	748	1,625	3,048
Fill Dirt and Other Revenue	104	3	17
Total Real Estate Operations Revenue - Continuing Operations	$852	$2,966	$5,191

Daytona Beach Development. During 2018, the Company acquired a 5-acre parcel of land with existing structures in downtown Daytona Beach, for a purchase price of approximately $2.0 million. As of December 31, 2019, the Company had also acquired other contiguous parcels totaling approximately 1-acre for approximately $2.1 million. Combined, these parcels represent the substantial portion of an entire city block in downtown Daytona Beach adjacent to International Speedway Boulevard, a major thoroughfare in Daytona Beach. We have engaged a national real estate brokerage firm to assist us in identifying a developer or investor to acquire a portion or all of the property or to contribute into a potential joint venture to redevelop the property. We are pursuing entitlements for the potential redevelopment of these parcels, along with certain other adjacent land parcels, some of which we have under contract for purchase. As of December 31, 2019, we have incurred approximately $1.1 million in raze and entitlement costs related to these parcels.

Other Real Estate Assets. The Company owns mitigation credits with a cost basis of approximately $2.3 million as of December 31, 2019. The increase in mitigation credits includes the 25 credits acquired from the Mitigation Bank during December 2019 as described in Note 7, Investment in Joint Ventures. There were no mitigation credit sales during the year ended December 31, 2019. During the year ended December 31, 2018, the Company transferred mitigation credits with a basis of approximately $124,000 to the land acquired by Buc-ee’s. During the year ended December 31, 2018, the Company sold mitigation credits for approximately $1.0 million, for a gain of approximately $882,000, or $0.12 per share, after tax. During the year ended December 31, 2017, the Company sold mitigation credits for approximately $1.6 million, for a gain of approximately $1.3 million, or $0.15 per share, after tax. Additionally, the Company recorded the transfer of mitigation credits with a cost basis of approximately $298,000 as a charge to direct cost of revenues of real estate operations during the year ended December 31, 2017, as more fully described in Note 21, “Commitments and Contingencies.” During the years ended December 31, 2018 and 2017, the Company received cash payments of approximately $338,000 and $519,000, respectively, for impact fees with a cost basis that was generally of equal value, with no such impact fee sales during the year ended December 31, 2019 as the balance of impact fees is only approximately $2,000. Additionally, during the year ended December 31, 2018, impact fees with a cost basis of approximately $72,000 were transferred to the beachfront restaurant leased to LandShark Bar & Grill.

Subsurface Interests. As of December 31, 2019, the Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 455,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage.

Prior to September 2019, the Company leased certain of the Subsurface Interests to a mineral exploration organization for exploration. An eight-year oil exploration lease was executed in 2011 that covered a portion of our Subsurface Interests. On September 20, 2017, the Company amended the oil exploration lease to, among other things, extend the expiration of the original term for five additional years to the new expiration date of September 22, 2024. As a result, the lease was effectively comprised of thirteen one-year terms as the lessee had the option to terminate the lease at the end of each lease year. The lessee had previously exercised renewal options through the eighth year of the lease which ended on September 22, 2019. The Lessee elected not to renew the oil exploration lease beyond September 22, 2019. During the eight years the lease was active the annual lease payments were recognized as revenue ratably over the respective twelve-month lease period. During the lease term a number of the renewals included the payment of a drilling penalty by the Lessee. The non-refundable drilling penalty payments were recognized as revenue when earned, i.e. when the amount agreed upon was paid. Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the years December 31, 2019, 2018, and 2017, lease income of approximately $598,000, approximately $807,000, and approximately $807,000 was recognized, respectively.

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

(1) Generally, cash payment for the Lease Payment and Drilling Penalty is received on or before the first day of the lease year. The Drilling Penalty, which is due within thirty days from the end of the prior lease year, is recorded as revenue when earned, i.e. when the amount is agreed upon, while the Lease Payment is recognized on a straight-line basis over the respective lease term. The oil exploration lease has not been renewed beyond September 22, 2019 and has effectively terminated.

There were no sales of subsurface acres during the years ended December 31, 2019 or 2018. During the year ended December 31, 2017, the Company sold approximately 38,750 acres of subsurface interests in Osceola County, Florida for approximately $2.1 million (the "Osceola Subsurface Sale"). The gain from the Osceola Subsurface Sale totaled approximately $2.08 million, or $0.23 per share, after tax.

During the years ended December 31, 2019, 2018, and 2017, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Production volume from these oil wells resulted in revenues received from oil royalties of approximately $42,000, $72,000, and $86,000, respectively.

The Company is not prohibited from selling any or all of its Subsurface Interests. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee typically based on a percentage of the surface value. Should the Company complete a transaction to sell all or a portion of its Subsurface Interests or complete a release transaction, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments including income-producing properties. During the year ended December 31, 2018, the Company completed a transaction releasing our surface entry rights on approximately 600 acres in exchange for approximately $185,000 in cash and fee title to approximately 40 additional acres in Hendry County, valued at approximately $320,000. Including the non-cash value received, the gain from the transaction totaled approximately $435,000, or $0.06 per share, after tax. Additional cash payments for the release of surface entry rights during 2018 totaled approximately $73,000. Cash payments for the release of surface entry rights totaled approximately $104,000 during the year ended December 31, 2019, while there were no releases of surface entry rights during the year ended December 31, 2017.

NOTE 7. INVESTMENTS IN JOINT VENTURES

Land JV. The Investment in Joint Ventures on the Company’s consolidated balance sheets includes the Company’s ownership interest in the Land JV. We have concluded the Land JV is a variable interest entity and is accounted for under the equity method of accounting as the Company is not the primary beneficiary as defined in FASB ASC Topic 810, Consolidation. The significant factors related to this determination include, but are not limited to, the Land JV being jointly controlled by the members through the use of unanimous approval for all material actions. Under the guidance of FASB ASC 323, Investments-Equity Method and Joint Ventures, the Company uses the equity method to account for the JV Investment.

The following table provides summarized financial information of the Land JV as of December 31, 2019. There were no balances as of December 31, 2018.

As of
December 31, 2019
($000's)
Assets, cash and cash equivalents	$15,066
Assets, prepaid expenses	61
Assets, investment in land assets	17,058
Total Assets	$32,185

Liabilities, accounts payable, deferred revenue	$987
Equity	$31,198
Total Liabilities & Equity	$32,185

The following table provides summarized financial information of the Land JV for the year ended December 31, 2019. There was no activity for the years ended December 31, 2018 and 2017.

Year Ended
December 31, 2019
($000's)
Revenues	$14,635
Direct Cost of Revenues	1,268
Operating Income	$13,367
Other Operating Expenses	$90
Net Income	$13,277

The Company’s share of the Land JV’s net income was zero for the year ended December 31, 2019. Pursuant to ASC 323, certain adjustments are made when calculating the Company’s share of net income, including adjustments required to reflect the investor’s share of changes in investee’s capital to reflect distributions from the venture. Additionally, basis differences are also considered. The Company recorded the retained interest in the Land JV of approximately $48.9 million at the estimated fair market value based on the relationship of the $97.0 million sales price of the 66.5% equity interest to the 33.5% retained interest. The Land JV recorded the assets contributed by the Company at carry-over basis pursuant to ASC 845 which states that transfers of nonmonetary assets to should typically be recorded at the transferor’s historical cost basis. Accordingly, the Company’s basis difference in the 33.5% retained equity interest will be evaluated each quarter upon determining the Company’s share of the Land JV’s net income.

Mitigation Bank. The mitigation bank transaction consists of the sale of a 70% interest in the entity that holds approximately 2,492 acres of land that has been permitted for the creation of a wetland mitigation bank (the “Mitigation Bank JV”). The purchaser of the 70% interest in the Mitigation Bank JV is comprised of certain funds and accounts managed by an investment advisor subsidiary of BlackRock, Inc. (“BlackRock”). The Company retained an approximately 30% non-controlling interest in the Mitigation Bank JV. A third-party was retained by the Mitigation Bank JV as the day-to-day manager of the Mitigation Bank property, responsible for the maintenance, generation, tracking, and other aspects of wetland mitigation credits.

The Mitigation Bank JV intends to engage in the creation and sale of both federal and state wetland mitigation credits. These credits will be created pursuant to the applicable permits that have been or will be issued to the Mitigation Bank JV from the federal and state regulatory agencies that exercise jurisdiction over the awarding of such credits, but no assurances can be given as to the ultimate issuance, marketability or value of the credits. The Mitigation Bank JV received the permit from the state regulatory agency on June 8, 2018 (the “State Permit”). The state regulatory agency may award up to 355 state credits under the State Permit. On August 6, 2018, the state regulatory agency awarded the initial 88.84 credits under the State Permit. Receipt of the remaining federal permit is anticipated to occur prior to the end of 2020.

The gain on the sale of the 70% interest in the Mitigation Bank JV totaled approximately $18.4 million and is comprised of the gain on the sale of 70% interest for proceeds of $15.3 million as well as the gain on the retained 30% interest pursuant to FASB ASC Topic 610-20, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets. The gain is included in the Gain on Disposition of Assets in the Company’s consolidated statements of operations. As of December 31, 2018, the approximately $6.8 million Investments in Joint Ventures included on the Company’s consolidated balance sheets is comprised of the fair market value of the 30% retained interest in the Mitigation Bank JV.

The operating agreement of the Mitigation Bank JV (the “Operating Agreement”) executed in conjunction with the mitigation bank transaction stipulates that the Company shall arrange for sales of the Mitigation Bank JV’s mitigation credits to unrelated third parties totaling no less than $6 million of revenue to the Mitigation Bank JV, net of commissions, by the end of 2020, utilizing a maximum of 60 mitigation credits (the “Minimum Sales Requirement”). The Operating Agreement stipulates that if the Minimum Sales Requirement is not achieved, then BlackRock has the right, but is not required, to cause the Company to purchase the number of mitigation credits necessary to reach the Minimum Sales Requirement (the “Minimum Sales Guarantee”). The Company estimates the fair value of the Minimum Sales Guarantee to be approximately $100,000 which was recorded as a reduction in the gain on the transaction and is included in Accrued and Other Liabilities in the Company’s consolidated balance sheet as of December 31, 2018.

Additionally, the Operating Agreement provides BlackRock the right to cause the Company to purchase a maximum of 8.536 mitigation credits per quarter (the “Commitment Amount”) from the Mitigation Bank JV at a price equal to 60% of the then fair market value for mitigation credits (the “Put Right”). The Put Right is applicable even if the Mitigation Bank JV has not yet been awarded a sufficient number of mitigation credits by the applicable federal and state regulatory agencies. Further, in any quarter that BlackRock does not exercise its Put Right, the unexercised Commitment Amount for the applicable quarter may be rolled over to future calendar quarters. However, the Operating Agreement also stipulates that any amount of third-party sales of mitigation credits will reduce the Put Rights outstanding on a one-for-one basis, if the sales price of the third-party sales equals or exceeds the prices stipulated by the Put Right. Further, any sales of mitigation credits to third parties at the requisite minimum prices in a quarter that exceeds the quarterly amount of the Put Right will reduce the Put Rights in future calendar quarters on a one-for-one basis. The maximum potential of future payments for the Company pursuant to the Put Right is approximately $27 million. The Company estimates the fair value of the Put Right to be approximately $200,000, which was recorded as a reduction in the gain on the transaction and is included in Accrued and Other Liabilities in the Company’s consolidated balance sheet as of December 31, 2018. In December 2019, BlackRock exercised its Put Right and put 25 mitigation credits to the Company, which the Company purchased for approximately $1.9 million, or approximately $75,000 per credit. The credits acquired were included as an increase to Impact Fees and Mitigation Credits on the accompanying consolidated balance sheets as of December 31, 2019. The Company evaluated the impact of the exercised put right on the fair value of the Company’s investment in the Mitigation Bank JV as of December 31, 2019 of approximately $6.9 million and on the fair value of the mitigation credits purchased as of December 31, 2019, noting no impairment issues. The Company evaluates its estimates of fair value on an ongoing basis; however, actual results may differ from those estimates.

The following tables provide summarized financial information of the Mitigation Bank JV as of December 31, 2019 and 2018:

	As of	As of
	December 31, 2019	December 31, 2018
	($000's)	($000's)
Assets, cash and cash equivalents	$4,015	$2,316
Assets, prepaid expenses	19	19
Assets, investment in mitigation credit assets	1,521	1,511
Assets, property, plant, and equipment	17	18
Total Assets	$5,572	$3,864

Liabilities, accounts payable, deferred mitigation credit sale revenue	$39	$62
Equity	$5,533	$3,802
Total Liabilities & Equity	$5,572	$3,864

The following table provides summarized financial information of the Mitigation Bank JV for the year ended December 31, 2019 and 2018. There was no activity for the year ended December 31, 2017.

	Year Ended
	December 31, 2019	December 31, 2018
	($000's)	($000's)
Revenues	$1,922	$—
Direct Cost of Revenues	76	—
Operating Income	$1,846	$—
Other Operating Expenses	$197	$117
Net Income	$1,649	$(117)

The Company’s share of the Mitigation Bank JV’s net income was zero for the years ended December 31, 2019 and 2018. Pursuant to ASC 323, certain adjustments are made when calculating the Company’s share of net income, including adjustments required to reflect the investor’s share of changes in investee’s capital to reflect distributions from the venture. Additionally, basis differences are also considered. The Company recorded the retained interest in the Mitigation Bank JV of approximately $6.8 million at the estimated fair market value based on the relationship of the $15.3 million sales price of the 70% equity interest to the 30% retained interest. The Mitigation Bank JV recorded the assets contributed by the Company at carry-over basis pursuant to ASC 845 which states that transfers of nonmonetary assets to should typically be recorded at the transferor’s historical cost basis. Accordingly, the Company’s basis difference in the 30% retained equity interest will be evaluated each quarter upon determining the Company’s share of the Mitigation Bank JV’s net income.

NOTE 8.       INVESTMENT SECURITIES

On November 26, 2019, the Company purchased 394,737 shares of PINE common stock for a total purchase price of $7.5 million (the “Private Placement”). Also, on November 26, 2019, the Company purchased 421,053 shares of PINE common stock in the IPO for a total purchase price of $8.0 million. Including the Company’s investment in PINE as a result of receiving 1,223,854 OP Units, the Company owns, in the aggregate, approximately 2.04 million shares of PINE, or approximately 22.3% of PINE’s total shares outstanding for approximately $38.8 million.  The Company has elected the fair value option related to the aggregate investment in securities of PINE pursuant to ASC 825, otherwise such investments would have been accounted for under the equity method.

	As of December 31, 2019
	Cost	Unrealized Gains in Investment Income	Unrealized Losses in Investment Income	Estimated Fair Value (Level 1 and 2 Inputs)
Common Stock	$15,500,000	$24,484	$—	$15,524,484
Operating Units	23,253,230	36,711	—	23,289,941
Total Equity Securities	38,753,230	61,195	—	38,814,425
Total Investment Securities	$38,753,230	$61,195	$—	$38,814,425

The Company had no investment securities as of December 31, 2018 or 2017.

NOTE 9.       FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Cash and Cash Equivalents - Level 1	$6,474,637	$6,474,637	$2,310,489	$2,310,489
Restricted Cash - Level 1	128,430,049	128,430,049	19,721,475	19,721,475
Commercial Loan Investments - Level 2	34,625,173	35,001,997	—	—
Long-Term Debt - Level 2	287,218,303	288,830,346	247,624,811	248,765,650

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

The following table presents the fair value of assets measured on a recurring basis by Level at December 31, 2019:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	12/31/2019	Assets (Level 1)	(Level 2)	(Level 3)
Cash Flow Hedge - Interest Rate Swap	$99,021	$—	$99,021	$—
Investment Securities	38,814,425	38,814,425	—	—
Total	$38,814,425	$38,814,425	$—	$—

The following table presents the fair value of assets measured on a recurring basis by Level at December 31, 2018:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	12/31/2018	Assets (Level 1)	(Level 2)	(Level 3)
Cash Flow Hedge - Interest Rate Swap	$651,722	$—	$651,722	$—
Total	$651,722	$—	$651,722	$—

No assets were measured on a non-recurring basis as of December 31, 2019 or 2018.

NOTE 10.       INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of December 31, 2019 and 2018:

	As of
	December 31, 2019	December 31, 2018
Intangible Lease Assets:
Value of In-Place Leases	$42,584,264	$39,189,008
Value of Above Market In-Place Leases	7,119,316	4,114,715
Value of Intangible Leasing Costs	14,645,780	14,791,111
Sub-total Intangible Lease Assets	64,349,360	58,094,834
Accumulated Amortization	(15,327,182)	(14,539,389)
Sub-total Intangible Lease Assets—Net	49,022,178	43,555,445
Intangible Lease Liabilities (included in accrued and other liabilities):
Value of Below Market In-Place Leases	(36,507,336)	(35,321,234)
Sub-total Intangible Lease Liabilities	(36,507,336)	(35,321,234)
Accumulated Amortization	10,309,088	7,930,884
Sub-total Intangible Lease Liabilities—Net	(26,198,248)	(27,390,350)
Total Intangible Assets and Liabilities—Net	$22,823,930	$16,165,095

During the year ended December 31, 2019, the value of in-place leases increased by approximately $16.1 million, the value of above-market in-place leases increased by approximately $3.2 million, the value of intangible leasing costs increased by approximately $5.7 million, and the value of below-market in-place leases increased by approximately $3.7 million due to the acquisition of ten single-tenant and one multi-tenant income properties, offset by the net amortization of approximately $3.5 million, the reclass to accumulated amortization from assets held for sale for the Westcliff property of approximately $10.5 million, and the disposition of approximately $10.7 million of intangible lease assets and liabilities related to the 2019 Multi-Tenant Dispositions, the PINE Income Property Sale Transactions, the Wawa Disposition, for a net increase during 2019 of approximately $6.6 million.

As of December 31, 2019 and 2018, approximately $22.2 and $24.4 million, respectively, of the total below market in-place lease value is related to the Wells Fargo property located in Raleigh, North Carolina which was acquired on November 18, 2015.

The following table reflects the net amortization of intangible assets and liabilities during the years ended December 31, 2019, 2018, and 2017:

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	($000's)	($000's)	($000's)
Depreciation and Amortization Expense	$5,854	$5,872	$4,776
Increase to Income Properties Revenue	(2,383)	(2,339)	(2,194)
Net Amortization of Intangible Assets and Liabilities	$3,471	$3,533	$2,582

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows:

		Future Accretion	Net Future
	Future	to Income	Amortization of
	Amortization	Property	Intangible Assets
Year Ending December 31,	Amount	Revenue	and Liabilities
2020	$5,812,069	$(1,932,881)	$3,879,188
2021	4,383,899	(2,004,052)	2,379,847
2022	3,976,582	(2,075,213)	1,901,369
2023	3,851,554	(2,070,019)	1,781,535
2024	3,808,092	(1,972,289)	1,835,803
Thereafter	21,294,453	(10,248,265)	11,046,188
Total	$43,126,649	$(20,302,719)	$22,823,930

As of December 31, 2019, the weighted average amortization period of both the total intangible assets and liabilities was approximately 13 years.

NOTE 11.       IMPAIRMENT OF LONG-LIVED ASSETS

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

During the years ended December 31, 2019, 2018, and 2017, there were no impairment charges on the Company’s undeveloped land holdings or its income property portfolio.

During the year ended December 31, 2018, the Company wrote down the value of the golf assets comprising the Club, which resulted in a corresponding impairment charge of approximately $1.1 million, or $0.15 per share, after tax. The write-down of the golf operation assets to approximately $3.1 million and the related $1.1 million impairment charge were the result of the Company’s assessment of certain triggering events, including activities related to a review of strategic alternatives for the golf operations, occurring during the third quarter of 2018, which required an assessment of the carrying value of the golf assets comprising the Club. In the fourth quarter of 2018, the Company commenced efforts to pursue the monetization of the golf operations and assets comprising the Club. Accordingly, as of December 31, 2018, the golf assets comprising the Club were classified as held for sale in the accompanying consolidated balance sheets until the completion of the sale of the golf operation assets during the fourth quarter of 2019, which resulted in a nominal gain of approximately $15,000.

NOTE 12.       OTHER ASSETS

Other assets consisted of the following:

	As of
	December 31, 2019	December 31, 2018
Income Property Tenant Receivables	$532,636	$627,691
Income Property Straight-line Rent Adjustment	3,352,245	4,304,279
Income Property Lease Incentive	—	2,394,246
Interest Receivable from Commercial Loan Investment	96,604	—
Operating Leases - Right-of-Use Asset	363,631	—
Golf Rounds Surcharge - LPGA	549,251	—
Cash Flow Hedge - Interest Rate Swap	99,021	651,722
Infrastructure Reimbursement Receivables	1,591,445	1,847,375
Deferred Deal Costs	4,787	425,476
Prepaid Expenses, Deposits, and Other	3,113,929	2,634,664
Total Other Assets	$9,703,549	$12,885,453

Income Property Lease Incentive. As of December 31, 2018, the Income Property Lease Incentive of approximately $2.4 million relates to a tenant improvement allowance of approximately $2.7 million provided to Hilton Grand Vacations in conjunction with the extension of their leases of two buildings from November 30, 2021 to November 30, 2026, offset by accumulated amortization which had been recognized as an offset to rental revenue. The properties leased to Hilton Grand Vacations were part of the PINE Income Property Sale Transactions, and therefore the remaining balance was written off as part of the gain at the time of sale on November 26, 2019.

Infrastructure Reimbursement Receivables. As of December 31, 2019 and 2018, the Infrastructure Reimbursement Receivables were all related to the land sales within the Tomoka Town Center. The balance as of December 31, 2019 consisted of approximately $1,200,000 due from Tanger for infrastructure reimbursement to be repaid in seven remaining annual installments of $175,000, net of a discount of approximately $134,000, and approximately $550,000 due from Sam’s Club for infrastructure reimbursement to be repaid in five remaining annual installments of $110,000, net of a discount of approximately $50,000.

Deferred Deal Costs. Deferred deal costs represent legal costs incurred in advance of the potential execution of and/or closing of a contract for the disposition of assets, primarily land sales. The costs are deferred and expensed at the time the transaction closes or at the time it becomes evident that the transaction will not be completed. During the years ended December 31, 2019, 2018, and 2017, approximately $322,000, $380,000, and $717,000, respectively, of deal costs were expensed at the time the related transactions were closed. Additionally, during the years ended December 31, 2019, 2018, and 2017, approximately $552,000, $150,000, and $15,000, respectively, of deal costs were expensed at the time it became evident that the transaction would not be completed.

NOTE 13.       COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is based on the assumption of the conversion of stock options and vesting of restricted stock at the beginning of each period using the treasury stock method at average cost for the periods.

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Income Available to Common Shareholders:
Net Income	$114,972,858	$37,167,790	$41,719,424
Weighted Average Shares Outstanding	4,991,656	5,495,792	5,538,859
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	6,387	33,529	40,933
Total Shares Applicable to Diluted Earnings Per Share	4,998,043	5,529,321	5,579,792

Per Share Information:
Basic
Net Income from Continuing Operations	$3.32	$2.72	$3.92
Net Loss from Discontinued Operations (Net of Tax)	19.71	4.04	3.61
Net Income	$23.03	$6.76	$7.53

Diluted
Net Income from Continuing Operations	$3.32	$2.71	$3.90
Net Loss from Discontinued Operations (Net of Tax)	19.68	4.01	3.58
Net Income	$23.00	$6.72	$7.48

In addition to the dilutive securities presented above, the effect of 7,500, 15,000, and 57,750, potentially dilutive securities were not included for the years ended December 31, 2019, 2018, and 2017, respectively, as the effect would be antidilutive.

The Company intends to settle its 4.50% Convertible Senior Notes due 2020 in cash upon conversion with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Notes will be included in our calculation of diluted net income per share using the treasury stock method. As such, the Notes have no impact on diluted net income per share until the price of our common stock exceeds the current conversion price of $68.11. The average price of our common stock during the years ended December 31, 2019, 2018, or 2017 did not exceed the conversion price which resulted in no additional diluted outstanding shares.

NOTE 14.       TREASURY STOCK

In January 2019 and November 2019, the Company’s Board of Directors approved two equal increases totaling $20.0 million to the open market stock repurchase program. During the year ended December 31, 2019, the Company repurchased 691,102 shares of its common stock for a total cost of approximately $41.1 million, or an average price per share of $59.46, which includes both open market purchases and the Block Share Repurchase (hereinafter defined). The shares of the Company’s common stock repurchased during the year ended December 31, 2019 were returned to the Company’s treasury and substantially completed the aggregate $20.0 million buyback program.

On April 10, 2019, the Company repurchased 320,741 shares of common stock, or approximately 6% of the Company’s outstanding shares, for approximately $18.4 million (the “Block Share Repurchase”). The shares were purchased from investment vehicles managed by Wintergreen Advisers, LLC (collectively, the “Wintergreen Entities”) in connection with the disposition of their entire position in the Company’s common stock (approximately 28% of the Company’s outstanding shares of common stock at the time of the Block Share Repurchase). The shares that were sold by the Wintergreen Entities and not repurchased by the Company were acquired by multiple third-party investors. The Block Share Repurchase was completed outside of the Company’s aggregate $20.0 million buyback program, which was substantially complete as of December 31, 2019.

NOTE 15.       LONG-TERM DEBT

As of December 31, 2019, the Company’s outstanding indebtedness, at face value, was as follows:

	Face	Maturity	Interest
	Value Debt	Date	Rate
Credit Facility	$159,845,349	May 2023	30 ‑day LIBOR plus 1.35% -1.95%
Mortgage Note Payable (originated with Wells Fargo) (1)	30,000,000	October 2034	4.330%
Mortgage Note Payable (originated with Wells Fargo) (2)	23,884,373	April 2021	30 ‑day LIBOR plus 1.90%
4.50% Convertible Senior Notes due 2020, net of discount	75,000,000	March 2020	4.500%
Total Long-Term Face Value Debt	$288,729,722

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

On May 24, 2019, the Company executed the Second Amendment to the 2017 Amended Credit Facility (the “Second Revolver Amendment”). As a result of the Second Revolver Amendment, the Credit Facility has a total borrowing capacity of $200.0 million with the ability to increase that capacity up to $300.0 million during the term, subject to lender approval. The Credit Facility provides the lenders with a security interest in the equity of the Company subsidiaries that own the properties included in the borrowing base. The indebtedness outstanding under the Credit Facility accrues interest at a rate ranging from the 30-day LIBOR plus 135 basis points to the 30-day LIBOR plus 195 basis points based on the total balance outstanding under the Credit Facility as a percentage of the total asset value of the Company, as defined in the 2017 Amended Credit Facility, as amended by the Second Revolver Amendment. The Credit Facility also accrues a fee of 15 to 25 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity. Pursuant to the Second Revolver Amendment, the Credit Facility matures on May 24, 2023,  with the ability to extend the term for 1 year.

On November 26, 2019, the Company entered into the Third Amendment to the Second Amended and Restated Credit Agreement (the “Second 2019 Revolver Amendment”), which further amends the 2017 Amended Credit Facility. The Second 2019 Revolver Amendment included, among other things, an adjustment of certain financial maintenance covenants, including a temporary reduction of the minimum fixed charge coverage ratio to allow the Company to redeploy the proceeds received from the PINE Income Property Sale Transactions, and an increase in the maximum amount the Company may invest in stock and stock equivalents of real estate investment trusts to allow the Company to invest in the common stock and operating partnership units of PINE.

At December 31, 2019, the current commitment level under the Credit Facility was $200.0 million. The available borrowing capacity under the Credit Facility was approximately $40.2 million, based on the level of borrowing base assets. As of December 31, 2019, the Credit Facility had a $159.8 million balance outstanding.

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

Convertible Debt. The Company’s $75.0 million aggregate principal amount of 4.50% Convertible Notes (the “Notes”) will mature on March 15, 2020, unless earlier purchased or converted. See description of the 2025 Notes as hereinafter defined in Note 24. Subsequent Events. The initial conversion rate was 14.5136 shares of common stock for each $1,000 principal amount of Notes, which represented an initial conversion price of approximately $68.90 per share of common stock. Since July of 2016, when the Company’s Board of Directors implemented a quarterly dividend in place of the previous semi-annual dividend, the conversion rate has been adjusted with each successive quarterly dividend and is currently, after the fourth quarter 2019 dividend, equal to 14.6813 shares of common stock for each $1,000 principal amount of Notes, which represents an adjusted conversion price of approximately $68.11 per share of common stock.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Notes for conversion prior to December 15, 2019 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of Notes, or specified corporate events including a change in control of the Company. The Company may not redeem the Notes prior to the stated maturity date and no sinking fund is provided for the Notes. The Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized into interest expense through the maturity date of the Notes. As of December 31, 2019, the unamortized debt discount of our Notes was approximately $293,000.

Long-term debt consisted of the following:

	December 31, 2019		December 31, 2018
		Due Within		Due Within
	Total	One Year	Total	One Year
Credit Facility	$159,845,349	$—	$120,745,579	$—
Mortgage Note Payable (originated with Wells Fargo)	30,000,000	—	30,000,000	—
Mortgage Note Payable (originated with Wells Fargo)	23,884,373	—	24,557,468	—
4.50% Convertible Senior Notes due 2020, net of discount	74,706,078	75,000,000	73,348,731	—
Loan Costs, net of accumulated amortization	(1,217,497)	—	(1,026,967)	—
Total Long-Term Debt	$287,218,303	$75,000,000	$247,624,811	$—

Payments applicable to reduction of principal amounts will be required as follows:

Year Ending December 31,	Amount
2020	$75,000,000	(1)
2021	23,884,373
2022	—
2023	159,845,349
2024	—
Thereafter	30,000,000
Total Long-Term Debt - Face Value	$288,729,722

(1) See Note 24, Subsequent Events for a description of the New Notes, which effectively extends the 2020 Maturity of the $75.0 million face value Notes to 2025.

The carrying value of long-term debt as of December 31, 2019 consisted of the following:

Total
Current Face Amount	$288,729,722
Unamortized Discount on Convertible Debt	(293,922)
Loan Costs, net of accumulated amortization	(1,217,497)
Total Long-Term Debt	$287,218,303

The following table reflects a summary of interest expense incurred and paid during the years ended December 31, 2019, 2018, and 2017:

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	($000's)	($000's)	($000's)
Interest Expense	$10,665	$8,655	$7,034
Amortization of Loan Costs	444	495	509
Amortization of Discount on Convertible Notes	1,357	1,273	1,195
Capitalized Interest	—	—	(215)
Total Interest Expense	$12,466	$10,423	$8,523

Total Interest Paid	$10,782	$8,419	$7,060

The Company was in compliance with all of its debt covenants as of December 31, 2019 and 2018.

NOTE 16.       INTEREST RATE SWAP

During April 2016, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the $25.0 million mortgage note payable as discussed in Note 15, “Long-Term Debt.” During the years ended December 31, 2018 and 2017, the interest rate swap agreement was 100% effective. Accordingly, the change in fair value on the interest rate swap has been classified in accumulated other comprehensive income. As of December 31, 2019 and 2018, the fair value of our interest rate swap agreement, which was a gain of approximately $99,000 and $652,000, respectively, was included in other assets on the consolidated balance sheets. The interest rate swap was effective on April 7, 2016 and matures on April 7, 2021. The interest rate swap fixed the variable rate debt on the notional amount of related debt of $23.9 million to a rate of 3.17%.

NOTE 17.       ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following:

	As of
	December 31, 2019	December 31, 2018
Accrued Property Taxes	$44,232	$12,312
Reserve for Tenant Improvements	617,968	100,519
Accrued Construction Costs	93,270	350,593
Accrued Interest	1,312,801	1,430,236
Environmental Reserve and Restoration Cost Accrual	205,774	520,404
Operating Leases - Liability	364,888	—
Other	3,048,259	2,783,820
Total Accrued and Other Liabilities	$5,687,192	$5,197,884

Environmental Reserve. During the year ended December 31, 2014, the Company accrued an environmental reserve of approximately $110,000 in connection with an estimate of additional costs required to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida, on which environmental remediation work had previously been performed. The Company engaged legal counsel who, in turn, engaged environmental engineers to review the site and the prior monitoring test results. During the year ended December 31, 2015, their review was completed, and the Company made an additional accrual of approximately $500,000, representing the low end of the range of possible costs estimated by the engineers to be between approximately $500,000 and $1.0 million to resolve this matter subject to the approval of the state department of environmental protection (the “FDEP”). The FDEP issued a Remedial Action Plan Modification Approval Order (the “FDEP Approval”) in August 2016 which supports the approximate $500,000 accrual made in 2015. The Company is implementing the remediation plan pursuant to the FDEP Approval. During the fourth quarter of 2017, the Company made an additional accrual of approximately $51,000 for the second year of monitoring as the low end of the original range of estimated costs was increased for the amount of monitoring now anticipated. Since the total accrual of approximately $661,000 was made, approximately $577,000 in costs have been incurred through December 31, 2019, leaving a remaining accrual of approximately $84,000.

Restoration Accrual. As part of the resolution of a regulatory matter pertaining to the Company’s prior agricultural activities on certain of the Company’s land located in Daytona Beach, Florida, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible wetlands restoration costs for approximately 148.4 acres within such land, and such estimated costs were included on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. The final proposal for restoration work was received during the second quarter of 2016 which totaled approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was recorded during the second quarter of 2016. During the first quarter of 2019, the Company received a revised estimate for completion of the restoration work for which the adjusted final total cost was approximately $2.4 million. Accordingly, an increase in the accrual of approximately $361,000 was recorded during the first quarter of 2019. The Company has funded approximately $2.3 million of the total $2.4 million of estimated costs through December 31, 2019, leaving a remaining accrual of approximately $121,000. This matter is more fully described in Note 21 “Commitments and Contingencies.”

Operating Leases – Liability. The Company implemented FASB ASC Topic 842, Leases, effective January 1, 2019, resulting in a cumulative effect adjustment to increase right-of-use assets and related liabilities for operating leases for which the Company is the lessee.

NOTE 18.       DEFERRED REVENUE

Deferred revenue consisted of the following:

	As of
	December 31, 2019	December 31, 2018
Deferred Oil Exploration Lease Revenue	$—	$585,675
Interest Reserve from Commercial Loan Investment	834,972	—
Prepaid Rent	2,063,173	1,621,620
Tenant Contributions	2,888,822	4,104,151
Other Deferred Revenue	43,753	58,838
Total Deferred Revenue	$5,830,720	$6,370,284

Deferred Oil Exploration Lease Revenue. Pursuant to the amendment for the lease year eight renewal of the oil exploration lease, the annual lease payment is approximately $807,000, which has been recognized ratably over the twelve-month lease period ended September 22, 2019. The oil exploration lease has not been extended beyond the expiration of the current term of September 22, 2019 and has effectively terminated.

Interest Reserve from Commercial Loan Investment. In conjunction with certain of the Company’s commercial loan investments, the borrower has deposited interest and real estate tax reserves in escrow accounts held by the Company. The corresponding liability is recorded in Deferred Revenue on the Company’s consolidated balance sheets as the interest reserves are utilized to fund the monthly interest due on the loans.

Tenant Contributions. In connection with the acquisition of the property in Aspen, Colorado, the master tenant contributed $1.5 million of the $28.0 million purchase price at closing on February 21, 2018. Additionally, the master tenant funded, from its leasing reserve escrow, approximately $935,000 of the Company’s acquisition-related costs. The tenant contributions are being recognized ratably over the remaining term of the lease into income property rental revenue. Approximately $223,000 was recognized into income property rental revenue through December 31, 2019, leaving an aggregate balance of approximately $2.2 million, related to the Company’s total acquisition cost of approximately $29.0 million, to be recognized over the remaining term of the lease.

In connection with the construction of the Company’s beachfront restaurant formerly leased to Cocina 214 in Daytona Beach, Florida, pursuant to the lease agreement, the tenant contributed approximately $1.9 million towards the completion of the building and tenant improvements through direct payments to various third-party construction vendors. The tenant contribution is being recognized ratably over the remaining term of the lease into income property rental revenue. As a result of the Termination Payment described in Note 3, “Income Properties,” the balance of the tenant contribution liability was reduced by $1.0 million, leaving a balance of approximately $690,000 to be recognized into income property rental revenue ratably over the remaining term of the original Cocina 214 lease. Approximately $212,000 was recognized into income property rental revenue through December 31, 2019, leaving a balance of approximately $677,000 to be recognized over the remaining term of the lease.

NOTE 19.       STOCK-BASED COMPENSATION

SUMMARY OF STOCK-BASED COMPENSATION

A summary of share activity for all equity classified stock compensation during the year ended December 31, 2019, is presented below:

	Shares					Shares
	Outstanding at	Granted	Vested / Exercised	Expired	Forfeited	Outstanding at
Type of Award	1/1/2019	Shares	Shares	Shares	Shares	12/31/2019
Equity Classified - Performance Share Awards - Peer Group Market Condition Vesting	28,080	21,195	—	—	—	49,275
Equity Classified - Market Condition Restricted Shares - Stock Price Vesting	22,000	—	—	—	—	22,000
Equity Classified - Three Year Vest Restricted Shares	34,952	20,696	(18,053)	—	—	37,595
Equity Classified - Non-Qualified Stock Option Awards	80,000	—	—	—	—	80,000
Total Shares	165,032	41,891	(18,053)	—	—	188,870

Amounts recognized in the financial statements for stock options, stock appreciation rights, and restricted stock are as follows:

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Total Cost of Share-Based Plans Charged Against Income Before Tax Effect	$2,688,292	$1,922,962	$1,540,359

Income Tax Expense Recognized in Income	$(681,348)	$(487,375)	$(594,194)

EQUITY-CLASSIFIED STOCK COMPENSATION

Performance Share Awards – Peer Group Market Condition Vesting

On February 3, 2017, the Company awarded to certain employees 12,635 Performance Shares under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). The Performance Shares awards entitle the recipient to receive, upon the vesting thereof, shares of common stock of the Company equal to between 0% and 150% of the number of Performance Shares awarded. The number of shares of common stock so vesting will be determined based on the Company’s total shareholder return as compared to the total shareholder return of a certain peer group during a three-year performance period commencing on January 1, 2017, and ending on December 31, 2019. Subsequent to December 31, 2019, on February 11, 2020, the actual number of shares that vested related to this award totaled 14,214.

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

A summary of activity during the years ended December 31, 2019, 2018, and 2017 is presented below:

		Wtd. Avg.
Performance Shares with Market Conditions	Shares	Fair Value
Outstanding at January 1, 2017	—	$—
Granted	12,635	55.66
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2017	12,635	55.66
Granted	15,445	74.99
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2018	28,080	66.29
Granted	21,195	64.66
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2019	49,275	$65.59

As of December 31, 2019, there was approximately $1.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to Performance Share awards, which will be recognized over a remaining weighted average period of 1.7 years.

Market Condition Restricted Shares– Stock Price Vesting

On May 20, 2015 and February 26, 2016, a combined grant of 26,000 shares, net of 68,000 shares permanently surrendered during 2016, of restricted Company common stock was awarded to Mr. Albright under the Original 2010 Plan under a new five-year employment agreement. The 26,000 shares of restricted Company common stock outstanding from these grants were to vest in four increments based upon the price per share of Company common stock during the term of his employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing thirty-day average closing prices ranging from $60 and $65 per share for the first two increments of 2,000 shares each, $70 per share for the third increment of 18,000 shares, and $75 per share for the fourth increment of 4,000 shares. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to January 28, 2021, that increment of the restricted shares will be forfeited. As of December 31, 2019, the first two increments of this award had vested, leaving 22,000 shares outstanding.

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

A summary of the activity for these awards during the years ended December 31, 2019, 2018, and 2017 is presented below:

		Wtd. Avg.
Market Condition Non-Vested Restricted Shares	Shares	Fair Value
Outstanding at January 1, 2017	69,500	$27.03
Granted	—	—
Vested	(7,750)	34.30
Expired	(32,000)	14.08
Forfeited	—	—
Outstanding at December 31, 2017	29,750	39.07
Granted	—	—
Vested	(7,750)	31.58
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2018	22,000	41.71
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2019	22,000	$41.71

As of December 31, 2019, there is no unrecognized compensation cost related to market condition restricted stock.

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

A summary of activity for these awards during the years ended December 31, 2019, 2018, and 2017, is presented below:

		Wtd. Avg.
		Fair Value
Three Year Vest Non-Vested Restricted Shares	Shares	Per Share
Outstanding at January 1, 2017	37,504	$47.53
Granted	17,451	55.06
Vested	(17,298)	46.70
Expired	—	—
Forfeited	(267)	52.51
Outstanding at December 31, 2017	37,390	51.39
Granted	17,712	65.33
Vested	(18,883)	51.57
Expired	—	—
Forfeited	(1,267)	59.39
Outstanding at December 31, 2018	34,952	58.07
Granted	20,696	58.78
Vested	(18,053)	54.43
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2019	37,595	$60.21

As of December 31, 2019, there was approximately $1.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three-year vest non-vested restricted shares, which will be recognized over a remaining weighted average period of 1.7 years.

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

A summary of the activity for these awards during the years ended December 31, 2019, 2018, and 2017, is presented below:

			Wtd. Avg.
			Remaining
			Contractual	Aggregate
		Wtd. Avg.	Term	Intrinsic
Non-Qualified Stock Option Awards	Shares	Ex. Price	(Years)	Value
Outstanding at January 1, 2017	113,500	$49.03
Granted	—	—
Exercised	(23,500)	34.95
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2017	90,000	52.71
Granted	—	—
Exercised	(10,000)	29.34
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2018	80,000	55.63
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2019	80,000	$55.63	5.26	$375,400
Exercisable at January 1, 2019	80,000	$55.63	6.50	$25,000
Exercisable at December 31, 2019	80,000	$55.63	5.26	$375,400

A summary of the non-vested options for these awards during the years ended December 31, 2019, 2018, and 2017, is presented below:

Fair Value
of Shares
Non-Qualified Stock Option Awards	Shares	Vested
Non-Vested at January 1, 2017	36,900
Granted	—
Vested	(19,900)	$1,094,066
Expired	—
Forfeited	—
Non-Vested at December 31, 2017	17,000
Granted	—
Vested	(17,000)	$952,068
Expired	—
Forfeited	—
Non-Vested at December 31, 2018	—
Granted	—
Vested	—	$—
Expired	—
Forfeited	—
Non-Vested at December 31, 2019	—

No options were granted or exercised during the year ended December 31, 2019. As of December 31, 2019, there is no unrecognized compensation cost related to non-qualified, non-vested stock option awards.

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

There was no remaining liability as of December 31, 2019 or 2018, because there were no options outstanding and exercisable.

A summary of share option activity under the 2001 Plan during the years ended December 31, 2019, 2018, and 2017 is presented below:

Stock Options

Wtd. Avg.
Remaining
			Contractual	Aggregate
		Wtd. Avg.	Term	Intrinsic
Liability-Classified Stock Options	Shares	Ex. Price	(Years)	Value
Outstanding at January 1, 2017	11,000	$63.87
Granted	—	—
Exercised	(6,000)	52.73
Expired	(5,000)	52.73
Forfeited	—	—
Outstanding at December 31, 2017	—	—
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2018	—	—
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2019	—	$—	—	$—
Exercisable at December 31, 2019	—	$—	—	$—

No options remained outstanding and exercisable as of December 31, 2019 or 2018.

Stock Appreciation Rights

Wtd. Avg.
Remaining
			Contractual	Aggregate
		Wtd. Avg.	Term	Intrinsic
Liability-Classified Stock Appreciation Rights	Shares	Fair Value	(Years)	Value
Outstanding at January 1, 2017	11,000	$1.33
Granted	—	—
Exercised	(6,000)	3.84
Expired	(5,000)	—
Forfeited	—	—
Outstanding at December 31, 2017	—	—
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2018	—	—
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2019	—	$—	—	$—
Exercisable at December 31, 2019	—	$—	—	$—

No stock appreciation rights remained outstanding and exercisable as of December 31, 2019 or 2018.

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

There were no stock options or stock appreciation rights granted under the 2001 Plan during the years ended December 31, 2019, 2018, or 2017.

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

During the year ended December 31, 2019, 2018 and 2017, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled approximately $532,000, or 9,004 shares, $239,000, or 3,822 shares, and $103,000, or 1,833 shares, respectively. The 2019 amount includes the approximately $174,000 Annual Award received during the first quarter of 2019.

NOTE 20.       INCOME TAXES

Total income tax benefit (expense) are summarized as follows:

	Year ended December 31,
	2019	2018	2017
Income Tax (Expense) Benefit from Continuing Operations	$(5,472,178)	$(6,025,148)	$22,481,523
Income Tax (Expense) Benefit from Discontinued Operations	(32,641,194)	(7,529,596)	(12,546,257)
Total Consolidated Income Tax Benefit (Expense)	$(38,113,372)	$(13,554,744)	$9,935,266

The provisions for income tax benefit (expense) from continuing operations are summarized as follows:

	2019		2018		2017
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$(225,495)	$(4,973,699)	$(231,239)	$(5,380,837)	$1,729,007	$18,959,360
State	19,998	(292,982)	(127,470)	(285,602)	153,234	1,639,922
Total	$(205,497)	$(5,266,681)	$(358,709)	$(5,666,439)	$1,882,241	$20,599,282

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

The sources of these differences and the related deferred income tax assets (liabilities) are summarized as follows:

	Deferred Tax
	2019	2018
Deferred Income Tax Assets
Depreciation	$4,785,992	$4,904,976
Intangible Lease Liabilities	6,503,574	7,111,608
Income Property Tenant Contributions	732,172	1,069,882
Impairment Reserves	92,751	1,393,415
Stock Options and Restricted Stock	1,274,694	977,210
Capital Loss Carryforward	20,750	20,750
Deferred Oil Lease Income	—	121,323
Other - Net	6,638	44,967
Gross Deferred Income Tax Assets	13,416,571	15,644,131
Less - Valuation Allowance	(272,966)	(272,966)
Net Deferred Income Tax Assets	13,143,605	15,371,165
Deferred Income Tax Liabilities
Sales of Real Estate	(87,353,465)	(67,388,733)
Income Property Lease Incentive	—	(606,820)
Discount on Equity Component of Convertible Debt	(42,400)	(238,200)
Basis Differences in Joint Ventures	(11,789,044)	(764,566)
Basis Difference in Alpine Income Property OP, LP	(3,979,966)	—
Interest Rate Swap	(73,924)	(486,543)
Deferred Revenue (Net of Straight-line Rent Adjustments)	(186,979)	(578,034)
Other - Net	—	(78,176)
Total Deferred Income Tax Liabilities	(103,425,778)	(70,141,072)
Net Deferred Income Tax Liabilities	$(90,282,173)	$(54,769,907)

In assessing the realizability of deferred income tax assets, Management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. We consider past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2019 and 2018, we believe it is more likely than not that a portion of the Company’s deferred income tax assets will not be realized, and accordingly, a valuation allowance has been provided. As of December 31, 2019 and 2018, the valuation allowance was approximately $273,000.

As of December 31, 2019 and 2018, the valuation allowance relates solely to a basis difference in a joint venture with a wholly owned and fully consolidated subsidiary, and no valuation allowance is provided for charitable contribution carryforwards due to the expectation of full utilization during 2019.

Following is a reconciliation of the income tax computed at the federal statutory rate of 21% for 2019 and 2018  and 35% for 2017 for continuing operations:

	Year ended December 31,
	2019	2018	2017
Income Tax (Expense) Benefit Computed at Federal Statutory Rate	$(4,410,318)	$(4,557,366)	$245,168
Increase (Decrease) Resulting from:
State Income Tax, Net of Federal Income Tax Benefit	(1,075,960)	(1,363,007)	39,677
Income Tax on Permanently Non-Deductible Items	(85,842)	(31,466)	66,015
Change in Corporate Federal Tax Rate	—	—	22,249,536
Other Reconciling Items	99,942	(73,309)	(118,873)
Benefit (Expense) for Income Taxes	$(5,472,178)	$(6,025,148)	$22,481,523

The effective income tax rate for each of the three years ended December 31, 2019, 2018, and 2017, including income taxes attributable to the discontinued operations, was 24.9%, 26.7%, and (31.0)%, respectively. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. During the fourth quarter of 2017, the Company recorded an income tax benefit of approximately $22.2 million due to the impact of the reduction in the corporate tax rate from 35% to 21% for the Tax Cuts and Jobs Act.

The Company files a consolidated income tax return in the United States Federal jurisdiction and the States of Alabama, Arizona, Colorado, California, Florida, Georgia, Maryland, Massachusetts, Nevada, New Mexico, New York, North Carolina, Oregon, Texas, Virginia, Washington, and Wisconsin. The Internal Revenue Service has audited the federal tax returns through the year 2012, with all proposed adjustments settled. The Florida Department of Revenue has audited the Florida tax returns through the year 2014, with all proposed adjustments settled. The Company recognizes all potential accrued interest and penalties to unrecognized tax benefits in income tax expense. For the years ended December 31, 2019, 2018, and 2017 the Company recognized no uncertain tax positions or accrued interest and penalties for uncertain tax positions.

Income taxes totaling approximately $2.5 million, $323,000, and $334,000 were paid during the years ended December 31, 2019, 2018, and 2017, respectively. Additionally, income taxes totaling approximately $687,000, $204,000 and $958,000 were refunded during the years ended December 31, 2019, 2018, and 2017, respectively.

NOTE 21.       COMMITMENTS AND CONTINGENCIES

MINIMUM FUTURE RENTAL PAYMENTS

The Company leases, as lessee, certain equipment under operating leases.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2019, are summarized as follows:

Year Ending December 31,	Amounts ($000's)
2020	$127
2021	123
2022	118
2023	33
2024	—
2025 and thereafter (cumulative)	—
Total	$401

Rental expense under all operating leases amounted to approximately $286,000, $309,000, and $339,000, for the years ended December 31, 2019, 2018, and 2017, respectively.

LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

On November 21, 2011, the Company, Indigo Mallard Creek LLC and Indigo Development LLC, as owners of the property leased to Harris Teeter, Inc. (“Harris Teeter”) in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving this property. The proposed road modifications would impact access to the property. The Company does not believe the road modifications provided a basis for Harris Teeter to terminate the lease. Regardless, in January 2013, the North Carolina Department of Transportation (“NCDOT”) proposed to redesign the road modifications to keep the all access intersection open for ingress with no change to the planned limitation on egress to the right-in/right-out only. Additionally, NCDOT and the City of Charlotte proposed to build and maintain a new access road/point into the property. Construction has begun and is not expected to be completed until 2020. Harris Teeter has expressed satisfaction with the redesigned project and indicated that it will not attempt to terminate its lease if this project is built as currently redesigned. Because the redesigned project will not be completed until 2020, the condemnation case has been placed in administrative closure. As a result, the trial and mediation will not likely be scheduled until requested by the parties, most likely in 2021.

CONTRACTUAL COMMITMENTS - EXPENDITURES

In connection with the acquisition of The Strand property located in Jacksonville, FL on December 9, 2019, the Company received a credit of approximately $450,000 for a tenant improvement allowance for one of the tenants of The Strand. Accordingly, this amount is included in Accrued and Other Liabilities in the accompanying consolidated balance sheets as of December 31, 2019. Subsequent to December 31, 2019, the improvements were completed by the tenant and the Company funded the $450,000.

In connection with the Daytona Beach Development, the Company has executed agreements for the demolition of certain existing structures, which commitments totaled approximately $316,000 as of December 31, 2019.

OTHER MATTERS

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 was accrued as of December 31, 2015, for which payment was made during the quarter ended September 30, 2016. Also, during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to approximately 148.4 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs, and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of June 30, 2016, the final proposal from the Company’s third-party environmental engineer was received reflecting a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the second quarter of 2016. During the first quarter of 2019, the Company received a revised estimate for completion of the restoration work for which the adjusted final total cost was approximately $2.4 million. Accordingly, an increase in the accrual of approximately $361,000 was recorded during the first quarter of 2019. The Company has funded approximately $2.3 million of the total $2.4 million of estimated costs through December 31, 2019, leaving a remaining accrual of approximately $121,000. The Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately $121,000 could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimates.

During the first quarter of 2017, the Company completed the sale of approximately 1,581 acres of land to Minto Communities LLC which acreage represents a portion of the Company’s remaining $430,000 obligation. Accordingly, the Company deposited $423,000 of cash in escrow to secure performance on the obligation. The funds in escrow can be drawn upon completion of certain milestones including completion of restoration and annual required monitoring. The first such milestone was achieved during the fourth quarter of 2017 and $189,500 of the escrow was refunded. The second milestone related to the completion of the first-year maintenance and monitoring was achieved during the first quarter of 2019 and $77,833 of the escrow was refunded leaving an escrow balance of approximately $156,000 as of December 31, 2019. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. Resolution of this matter allowed the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. As of June 30, 2017, the Company determined that approximately 36 mitigation credits were required to be utilized, which represents approximately $298,000 in cost basis of the Company’s mitigation credits. Accordingly, the Company transferred the mitigation credits through a charge to direct cost of revenues of real estate operations during the three months ended June 30, 2017, thereby resolving the required mitigation activities related to the approximately 54.66 acres. In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the Company to utilize or acquire mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract. No amounts related to such potential future costs have been accrued as of December 31, 2019.

NOTE 22.       BUSINESS SEGMENT DATA

Prior to 2019, the Company operated in four primary business segments: income properties, commercial loan investments, real estate operations, and golf operations. During the fourth quarter of 2018, the Company commenced efforts to monetize the golf operations and accordingly, as of December 31, 2018, the golf assets and liabilities related to the golf operations were classified has held for sale in the accompanying consolidated balance sheets and the results of golf operations were classified as discontinued operations in the accompanying consolidated statements of income for all years presented. The golf operations segment, although discontinued in 2018, held assets as of the December 31, 2018. Accordingly, the identifiable assets and liabilities, and the related capital expenditures and depreciation and amortization have been disclosed separately as discontinued golf operations for the years presented.

As a result of the significant transactions during the fourth quarter of 2019, including the Land JV transaction, the PINE Income Property Sale Transactions, and the Golf Sale, the Company’s segment structure has been modified to more closely align with the continuing operations of the Company. The Company now operates in four primary business segments: income properties, management services, commercial loan investments, and real estate operations. The new management services segment consists of the revenue generated from managing PINE and the Land JV. The management services segment had no assets as of December 31, 2019, 2018, or 2017, and therefore there are no related capital expenditures or depreciation and amortization for the years presented. The real estate operations segment previously included land sales from the Daytona Beach land portfolio as well as revenue and expenses related to the sale of mitigation credits and subsurface operations. Upon the completion of the Land JV transaction in the fourth quarter of 2019, the real estate operations related to land sales have been classified as discontinued operations in the accompanying consolidated statements of income for the years ended December 31, 2019, 2018, and 2017 and the real estate operations segment remaining consists of subsurface operations and mitigation credit sales. The identifiable assets and liabilities related to the discontinued real estate operations have been separately disclosed as discontinued real estate operations for the years presented.

Our income property operations consist primarily of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 66.0% and 88.5% of our identifiable assets as of December 31, 2019 and 2018, respectively, and 93.4%, 91.8%, and 81.3% of our consolidated revenues for the years ended December 31, 2019, 2018, and 2017, respectively. Our management fee income consists of the management fees earned for the management of PINE and the Land JV. As of December 31, 2019, our commercial loan investment portfolio consisted of three fixed-rate first mortgages and the Ground Lease Loan. Our continuing real estate operations primarily consist of revenues generated from leasing and royalty income from our interests in subsurface oil, gas and mineral rights.

The Company evaluates performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in different segments for the years ended December 31, 2019, 2018, and 2017 is as follows:

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Revenues:
Income Properties	$41,955,414	$40,075,731	$31,406,930
Management Services	304,553	—	—
Commercial Loan Investments	1,829,015	615,728	2,052,689
Real Estate Operations	852,264	2,966,429	5,190,951
Total Revenues	$44,941,246	$43,657,888	$38,650,570
Operating Income:
Income Properties	$34,955,413	$31,905,648	$24,489,187
Management Services	304,553	—	—
Commercial Loan Investments	1,829,015	615,728	2,052,689
Real Estate Operations	747,598	2,375,050	3,770,389
General and Corporate Expense	(25,615,353)	(25,546,893)	(22,567,310)
Gains on Disposition of Assets	21,977,465	22,035,666	38
Total Operating Income	$34,198,691	$31,385,199	$7,744,993
Depreciation and Amortization:
Income Properties	$15,774,228	$15,728,095	$12,272,265
Corporate and Other	23,050	33,428	42,435
Total Depreciation and Amortization	$15,797,278	$15,761,523	$12,314,700
Capital Expenditures:
Income Properties	$166,683,689	$108,996,747	$92,125,062
Commercial Loan Investments	18,046,450	—	3,000,000
Real Estate Operations	2,791,137	4,658,956	—
Discontinued Golf Operations	—	94,734	2,373,894
Corporate and Other	4,348	13,775	128,716
Total Capital Expenditures	$187,525,624	$113,764,212	$97,627,672

	As of
	December 31, 2019	December 31, 2018
Identifiable Assets:
Income Properties	$464,285,272	$492,093,615
Commercial Loan Investments	35,742,218	—
Real Estate Operations	65,554,619	14,315,805
Discontinued Land Operations	833,167	20,971,754
Discontinued Golf Operations	—	4,462,477
Corporate and Other	136,870,927	24,486,221
Total Assets	$703,286,203	$556,329,872

Operating income represents income from continuing operations before loss on early extinguishment of debt, interest expense, investment income, and income taxes. General and corporate expenses are an aggregate of general and administrative expenses, impairment charges, depreciation and amortization expense, and gains on the disposition of assets. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Real Estate Operations includes the identifiable assets of the Mitigation Bank JV and Land JV. Corporate and other assets consist primarily of cash, property, plant, and equipment related to the other operations, as well as the general and corporate operations.

The Management Services segment had no capital expenditures and held no assets as of December 31, 2019 or 2018.

NOTE 23.     ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

During the fourth quarter of 2018, the Company commenced efforts to pursue monetization of certain of its multi-tenant income properties and the golf operations and assets comprising the Club. Accordingly, four multi-tenant income properties and the golf assets comprising the Club were classified as held for sale as of December 31, 2018. Additionally, the golf operations qualify as discontinued operations and have been reclassified as such in the accompanying consolidated statements of income for the years ended December 31, 2019, 2018, and 2017.

As described in Note 3, “Income Properties”, the Multi-Tenant Dispositions were completed during the year ended December 31, 2019 comprising $56.8 million of the reduction in assets held for sale. Additionally, the Westcliff property located in Fort Worth, Texas is no longer being actively marketed and was reclassified as held and used during the quarter ended June 30, 2019 comprising $14.6 million of the reduction in assets held for sale.

In October 2019, the Company completed the sale of the Golf Club. There were no assets or liabilities held for sale as of December 31, 2019.

The following is a summary of assets and liabilities held for sale as of December 31, 2018:

	As of December 31, 2018
	Land JV Assets	Multi-Tenant Income Properties	Golf Assets	Total Assets Held for Sale
Property, Plant, and Equipment—Net	$—	$67,810,880	$3,659,703	$71,470,583
Land and Development Costs	20,139,788	—	—	20,139,788
Cash and Cash Equivalents	—	—	156,489	156,489
Restricted Cash	831,966	—	—	831,966
Other Assets	—	—	646,285	646,285
Intangible Lease Assets—Net	—	4,366,858	—	4,366,858
Intangible Lease Liabilities—Net	—	(773,705)	—	(773,705)
Total Assets Held for Sale	$20,971,754	$71,404,033	$4,462,477	$96,838,264

	As of December 31, 2018
	Land JV Liabilities	Multi-Tenant Income Properties	Golf Liabilities	Total Liabilities Held for Sale
Accounts Payable	$—	$—	$199,422	$199,422
Accrued and Other Liabilities	—	—	924,323	924,323
Deferred Revenue	831,320	—	223,551	1,054,871
Total Liabilities Held for Sale	$831,320	$—	$1,347,296	$2,178,616

Golf $1 Round Surcharge. Accrued and Other Liabilities within Liabilities Held for Sale of approximately $924,000 is primarily comprised of a $1 per round of golf surcharge.  On January 24, 2017, the Company acquired the land and improvements comprising the golf courses, previously leased from the City, for approximately $1.5 million (the “Golf Course Land Purchase”). In connection with the Golf Course Land Purchase, each year the Company is obligated to pay the City additional consideration in the amount of an annual surcharge of $1 per golf round played (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate of Per-Round Surcharges of $700,000. The maximum amount of $700,000 represents contingent consideration and was recorded as an increase in Golf Buildings, Improvements, and Equipment and Accrued and Other Liabilities in the accompanying consolidated balance sheets. The first two annual payments were made in January 2018 and 2019 leaving a remaining commitment of approximately $560,000. In conjunction with the sale of the Golf Club in October 2019, the Company repaid its remaining $560,000 obligation to the City. As a part of the sale of the Golf Club, the buyer agreed to pay the Company approximately $560,000 in the future based on a per round surcharge of $1.50 per round for each round played at the Golf Club.

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

The following is a summary of discontinued operations for the years ended December 31, 2019, 2018, and 2017:

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Golf Operations Revenue	$4,096,594	$4,941,997	$5,095,313
Golf Operations Direct Cost of Revenues	(5,259,424)	(5,848,429)	(5,958,888)
Loss from Operations	(1,162,830)	(906,432)	(863,575)
Impairment Charges	—	(1,119,362)	—
Depreciation and Amortization	—	(373,979)	(349,259)
Gain on Disposition of Assets	15,050	—	—
Land Lease Income	—	—	2,226,526
Income (Loss) from Discontinued Operations Before Income Tax	(1,147,780)	(2,399,773)	1,013,692
Income Tax Benefit (Expense)	290,906	608,222	(391,032)
Income (Loss) from Discontinued Operations (Net of Income Tax)	$(856,874)	$(1,791,551)	$622,660

Land Operations Revenue	$11,043,151	$43,030,713	$47,666,408
Land Operations Direct Cost of Revenues	(6,404,844)	(10,922,539)	(16,155,784)
Loss from Operations	4,638,307	32,108,174	31,510,624
Gain on Disposition of Assets	127,518,231	—	—
Income from Discontinued Operations Before Income Tax	132,156,538	32,108,174	31,510,624
Income Tax Expense	(32,932,100)	(8,137,818)	(12,155,225)
Income from Discontinued Operations (Net of Income Tax)	$99,224,438	$23,970,356	$19,355,399

Total Income from Discontinued Operations (Net of Income Tax)	$98,367,564	$22,178,805	$19,978,059

NOTE 24.     SUBSEQUENT EVENTS

The Company reviewed all subsequent events and transactions that have occurred after December 31, 2019, the date of the consolidated balance sheet.

Income Property Acquisitions. On January 23, 2020, the Company acquired the Crossroads Towne Center (“Crossroads”), an approximately 254,000 square-foot retail center in Chandler, Arizona, for a purchase price of approximately $61.8 million. The acquisition was purchased using the remaining 1031 like-kind exchange proceeds from the Land JV transaction and a portion of the 1031 like-kind exchange proceeds from the PINE Income Property Sale Transactions.

On February 21, 2020, the Company acquired Perimeter Place (“Perimeter”), an approximately 269,000 square foot retail center situated on over 24 acres of land in Atlanta, Georgia,  for a purchase price of approximately $75.4 million. The acquisition was purchased using the remaining approximately $65 million of 1031 like-kind exchange proceeds from the PINE Income Property Sale Transactions. The balance of the purchase price was funded using the Company’s line of credit and structured as a reverse 1031 like-kind exchange in order to account for possible future dispositions of income properties by the Company.

Commercial Loan Investments. On January 13, 2020, the Company originated a $3.5 million first mortgage loan secured by the fee simple interest in a redevelopment property located in Honolulu, Hawaii. The loan is interest-only with a term of one-year with a fixed interest rate of 11.0%. The Company received an origination fee of 2%, or $70,000.

On February 28, 2020, the Company originated an approximately $3.4 million first mortgage loan secured by property sold by the Land JV of approximately 12 acres, which consisted of a land sale and conveyance of certain interests. The loan is interest-only with a term of one-year with a fixed interest rate of 9.50%. The Company received an origination fee of 1.5%, or approximately $51,000.

Convertible Notes. On February 4, 2020, the Company closed privately negotiated exchange agreements with certain holders of its outstanding 4.50% Convertible Senior Notes due 2020 (the “2020 Notes”) pursuant to which the Company issued $57.4 million principal amount of 3.875% Convertible Senior Notes due 2025 (the “2025 Notes”) in exchange for $57.4 million principal amount of the 2020 Notes (the “Note Exchanges”).  In addition, the Company closed a privately negotiated purchase agreement with an investor, who had not invested in the 2020 Notes, and issued approximately $17.6 million principal amount of the 2025 Notes (the “New Notes Placement,” and together with the Note Exchanges, the “Convert Transactions”). The Company used approximately $5.9 million of the proceeds from the New Notes Placement to repurchase approximately $5.9 million of the 2020 Notes. As a result of the Convert Transactions there is a total of $75 million of outstanding 2025 Notes.

In exchange for issuing the 2025 Notes pursuant to the Note Exchanges, the Company received and cancelled the exchanged 2020 Notes. The $11.7 million of net proceeds from the New Notes Placement will be used to redeem at maturity on March 15, 2020 approximately $11.7 million of the aggregate principal amount of the 2020 Notes that remain outstanding.

The 2025 Notes represent senior unsecured obligations of the Company and pay interest semi-annually in arrears on each April 15th and October 15th, commencing on April 15, 2020, at a rate of 3.875% per annum. The 2025 Notes mature on April 15, 2025 and may not be redeemed by the Company prior to the maturity date. The conversion rate for the 2025 Notes is initially 12.7910 shares of the Company’s common stock per $1,000 of principal of the 2025 Notes (equivalent to an initial conversion price of approximately $78.18 per share of the Company’s common stock). The initial conversion price of the 2025 Notes represents a premium of approximately 20% to the $65.15 closing sale price of the Company’s common stock on the NYSE American on January 29, 2020. The 2025 Notes are convertible into cash, common stock or a combination thereof, subject to various conditions, at the Company’s option. Should certain corporate transactions or events occur prior to the stated maturity date, the Company will increase the conversion rate for a holder that elects to convert its 2025 Notes in connection with such corporate transaction or event.

There were no other reportable subsequent events or transactions.

NOTE 25.     QUARTERLY FINANCIAL DATA

QUARTERLY FINANCIAL DATA

(UNAUDITED)

	March 31,		June 30,		September 30,		December 31,
	2019	2018	2019	2018	2019	2018	2019	2018
Revenues
Income Properties	$10,724,418	$9,205,727	$10,375,295	$9,781,299	$10,260,831	$9,360,155	$10,594,870	$11,728,550
Management Fee Income	—	—	—	—	—	—	304,553	—
Interest Income from Commercial Loan Investments	—	300,999	52,765	273,467	855,559	41,262	920,691	—
Real Estate Operations	234,901	862,450	260,771	750,296	213,589	1,042,059	143,003	311,624
Total Revenues	10,959,319	10,369,176	10,688,831	10,805,062	11,329,979	10,443,476	11,963,117	12,040,174
Direct Cost of Revenues
Income Properties	(1,932,488)	(1,869,029)	(1,634,720)	(2,034,889)	(1,476,288)	(1,773,840)	(1,956,505)	(2,492,325)
Real Estate Operations	(46,167)	(144,983)	(40,129)	(123,418)	(8,484)	(215,534)	(9,886)	(107,445)
Total Direct Cost of Revenues	(1,978,655)	(2,014,012)	(1,674,849)	(2,158,307)	(1,484,772)	(1,989,374)	(1,966,391)	(2,599,770)
General and Administrative Expenses	(2,501,620)	(2,823,548)	(2,119,176)	(2,429,181)	(2,260,728)	(1,928,008)	(2,936,551)	(2,604,633)
Depreciation and Amortization	(3,346,287)	(3,796,823)	(4,074,587)	(3,755,546)	(4,286,836)	(3,756,507)	(4,089,568)	(4,452,647)
Total Operating Expenses	(7,826,562)	(8,634,383)	(7,868,612)	(8,343,034)	(8,032,336)	(7,673,889)	(8,992,510)	(9,657,050)
Gain (Loss) on Disposition of Assets	6,869,957	3,650,858	11,811,907	18,384,808	2,187,332	—	1,108,269	—
Operating Income	10,002,714	5,385,651	14,632,126	20,846,836	5,484,975	2,769,587	4,078,876	2,383,124
Investment Income	38,755	12,312	14,560	11,892	33,048	14,179	258,480	13,838
Interest Expense	(2,923,229)	(2,561,465)	(3,042,058)	(2,537,301)	(3,253,908)	(2,345,156)	(3,246,867)	(2,979,364)
Income from Continuing Operations Before Income Tax Benefit (Expense)	7,118,240	2,836,498	11,604,628	18,321,427	2,264,115	438,610	1,090,489	(582,402)
Income Tax Benefit (Expense) from Continuing Operations	(1,774,640)	(585,068)	(2,941,213)	(4,645,012)	(573,731)	(153,550)	(182,594)	(641,518)
Income from Continuing Operations	5,343,600	2,251,430	8,663,415	13,676,415	1,690,384	285,060	907,895	(1,223,920)
Income (Loss) from Discontinued Operations (Net of Tax)	1,124,499	8,660,869	1,933,385	486,493	(204,364)	11,112	95,514,044	13,020,331
Net Income	$6,468,099	$10,912,299	$10,596,800	$14,162,908	$1,486,020	$296,172	$96,421,939	$11,796,411

Per Share Information:
Basic
Income from Continuing Operations	$1.00	$0.40	$1.75	$2.47	$0.35	$0.05	$0.19	$(0.23)
Income (Loss) from Discontinued Operations (Net of Tax)	0.21	1.57	0.39	0.09	(0.04)	-	19.86	2.40
Net Income	$1.21	$1.97	$2.14	$2.56	$0.31	$0.05	$20.05	$2.17

Diluted
Income from Continuing Operations	$1.00	$0.40	$1.75	$2.47	$0.35	$0.05	$0.19	$(0.23)
Income (Loss) from Discontinued Operations (Net of Tax)	0.21	1.56	0.39	0.09	(0.04)	-	19.85	2.40
Net Income	$1.21	$1.96	$2.14	$2.56	$0.31	$0.05	$20.04	$2.17

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2019

				Costs Capitalized
		Initial Cost to Company		Subsequent to Acquisition
			Buildings &		Carrying
Description	Encumbrances	Land	Improvements	Improvements	Costs
	$	$	$	$	$
Income Properties:
24 Hour Fitness USA, Inc., Falls Church, VA	—	7,308,225	11,559,506	—	—
7-Eleven, Dallas, TX	—	974,862	1,550,744	—	—
Aspen Development, Aspen, CO	—	11,973,930	14,968,210	—	—
Bank of America, Monterey, CA	—	4,458,840	—	—	—
Wawa (formerly Barnes & Noble), Daytona Beach, FL	—	1,798,600	3,803,000	—	—
Big Lots, Germantown, MD	3,300,000	1,781,918	2,951,231	6,750	—
Big Lots, Phoenix, AZ	3,400,000	1,715,717	3,050,164	—	—
Burlington Stores, Inc., N. Richland Hills, TX	—	3,915,679	7,028,945	—	—
Carrabba's Italian Grill, Austin, TX	—	1,160,925	1,305,117	—	—
Chuy's Restaurant & Bar, Jacksonville, FL	—	5,504,039	—	—	—
Crabby's Restaurant (formerly Cocina 214), Daytona Beach, FL	—	5,835,939	4,249,199	8,662	—
General Dynamics Corporation, Reston, VA	—	7,530,432	9,068,274	—	—
CVS, Dallas, TX	—	7,535,013	—	—	—
Fidelity Investments (affiliate of), Albuquerque, NM	—	5,751,131	29,537,069	—	—
Firebirds Woodfired Grill, Jacksonville, FL	—	4,202,924	—	—	—
Harris Teeter, Charlotte, NC	6,600,000	5,601,837	3,409,338	—	—
JPMorgan Chase Bank, Jacksonville, FL	—	4,516,486	—	—	—
LandShark Bar & Grill, Daytona Beach, FL	—	5,835,939	4,578,168	8,662	—
Lowe's Corporation, Katy, TX	8,500,000	9,412,181	3,480,650	—	—
Macaroni Grill, Arlington, TX	—	956,685	1,069,700	—	—
Maple Ave Land, Dallas, TX	—	359,116	—	—	—
Moe's Southwest Grill, Jacksonville, FL	—	1,862,284	—	—	—
Outback Steakhouse, Austin, TX	—	1,376,793	1,585,791	—	—
Party City Corporation, Oceanside, NY	—	2,964,507	3,288,786	—	—
PDQ, Jacksonville, FL	—	2,205,539	—	—	—
Rite Aid Corp., Renton, WA	4,700,000	2,036,235	4,148,415	—	—
Riverside Avenue, Jacksonville, FL	—	6,019,815	14,239,515	767,532	—
Staples, Sarasota, FL	—	2,728,083	1,145,137	—	—
The Strand, Jacksonville, FL	—	13,886,294	38,832,707	—	—
Walgreens, Clermont, FL	3,500,000	3,021,665	1,269,449	—	—
Wawa, Jacksonville, FL	—	6,252,632	—	—	—
Wells Fargo, Raleigh, NC	23,884,373	8,680,056	59,166,753	1,186,118	—
Westcliff Shopping Center, Fort Worth, TX	—	10,520,822	4,196,359	95,464	—
World of Beer/Fuzzy's Taco Shop, Brandon, FL	—	416,663	1,184,678	—	—
	53,884,373	160,101,806	230,666,905	2,073,188	—

Gross Amount at Which

Carried at Close of Period

December 31, 2019

	Land	Buildings	Total		Accumulated Depreciation	Date of Completion of Construction	Date Acquired	Life
	$	$	$		$
Income Properties:
24 Hour Fitness USA, Inc., Falls Church, VA	7,308,225	11,559,506	18,867,731		201,852	N/A	10/14/16	30 Yrs.
7-Eleven, Dallas, TX	974,862	1,550,744	2,525,606		148,613	N/A	02/18/16	40 Yrs.
Aspen Development, Aspen, CO	11,973,930	14,968,210	26,942,140		583,973	N/A	02/21/18	52 Yrs.
Bank of America, Monterey, CA	4,458,840	—	4,458,840		—	N/A	08/17/16	N/A
Wawa (formerly Barnes & Noble), Daytona Beach, FL	1,798,600	3,803,000	5,601,600		1,806,425	N/A	12/15/05	40 Yrs.
Big Lots, Germantown, MD	1,781,918	2,957,981	4,739,899		468,403	N/A	09/13/13	40 Yrs.
Big Lots, Phoenix, AZ	1,715,717	3,050,164	4,765,881		527,424	N/A	01/23/13	40 Yrs.
Burlington Stores, Inc., N. Richland Hills, TX	3,915,679	7,028,945	10,944,624		57,361	N/A	10/28/19	30 Yrs.
Carrabba's Italian Grill, Austin, TX	1,160,925	1,305,117	2,466,042		220,066	N/A	09/15/16	25 Yrs.
Chuy's Restaurant & Bar, Jacksonville, FL	5,504,039	—	5,504,039		—	N/A	10/10/18	N/A
Crabby's Restaurant (formerly Cocina 214), Daytona Beach, FL	5,835,939	4,257,861	10,093,800		434,517	01/25/18	N/A	40 Yrs.
General Dynamics Corporation, Reston, VA	7,530,432	9,068,274	16,598,706		243,267	N/A	07/12/19	35 Yrs.
CVS, Dallas, TX	7,535,013	—	7,535,013		—	N/A	09/22/16	N/A
Fidelity Investments (affiliate of), Albuquerque, NM	5,751,131	29,537,069	35,288,200		1,405,493	N/A	10/04/18	45 Yrs.
Firebirds Woodfired Grill, Jacksonville, FL	4,202,924	—	4,202,924		—	N/A	10/10/18	N/A
Harris Teeter, Charlotte, NC	5,601,837	3,409,338	9,011,175		1,001,493	N/A	04/17/08	40 Yrs.
JPMorgan Chase Bank, Jacksonville, FL	4,516,486	—	4,516,486		—	N/A	10/10/18	N/A
LandShark Bar & Grill, Daytona Beach, FL	5,835,939	4,586,830	10,422,769		422,800	01/25/18	N/A	40 Yrs.
Lowe's Corporation, Katy, TX	9,412,181	3,480,650	12,892,831		758,345	N/A	04/22/14	30 Yrs.
Macaroni Grill, Arlington, TX	956,685	1,069,700	2,026,385		54,714	N/A	12/20/18	30 Yrs.
Maple Ave Land, Dallas, TX	359,116	—	359,116		—	N/A	03/17/17	N/A
Moe's Southwest Grill, Jacksonville, FL	1,862,284	—	1,862,284		—	N/A	10/10/18	N/A
Outback Steakhouse, Austin, TX	1,376,793	1,585,791	2,962,584		228,176	N/A	09/15/16	30 Yrs.
Party City Corporation, Oceanside, NY	2,964,507	3,288,786	6,253,293		26,376	N/A	09/24/19	35 Yrs.
PDQ, Jacksonville, FL	2,205,539	—	2,205,539		—	N/A	10/10/18	N/A
Rite Aid Corp., Renton, WA	2,036,235	4,148,415	6,184,650		665,475	N/A	07/25/13	40 Yrs.
Riverside Avenue, Jacksonville, FL	6,019,815	15,007,047	21,026,862		2,866,175	N/A	07/16/15	43 Yrs.
Staples, Sarasota, FL	2,728,083	1,145,137	3,873,220		167,313	N/A	01/27/17	40 Yrs.
The Strand, Jacksonville, FL	13,886,294	38,832,707	52,719,001		123,295	N/A	12/09/19	48 Yrs.
Walgreens, Clermont, FL	3,021,665	1,269,449	4,291,114		494,556	N/A	05/27/04	40 Yrs.
Wawa, Jacksonville, FL	6,252,632	—	6,252,632		—	N/A	10/10/18	N/A
Wells Fargo, Raleigh, NC	8,680,056	60,352,871	69,032,927		8,309,888	N/A	11/18/15	45 Yrs.
Westcliff Shopping Center, Fort Worth, TX	10,520,822	4,291,823	14,812,645		1,203,607	N/A	03/01/17	10 Yrs.
World of Beer/Fuzzy's Taco Shop, Brandon, FL	416,663	1,184,678	1,601,341		132,109	N/A	04/28/17	30 Yrs.
	160,101,806	232,740,093	392,841,899	(1)	22,551,716

(1)	The aggregate cost, net of deferred tax liabilities, of Income Properties, Land, Buildings, and Improvements for Federal income tax purposes at December 31, 2019 is approximately $231.0 million.

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2019

	2019	2018	2017
	$	$	$
Cost:
Balance at Beginning of Year	463,703,673	358,130,350	274,334,139
Additions and Improvements	130,004,868	104,043,734	83,796,211
Cost of Real Estate Sold	(200,866,642)	(10,142,289)	—
Reclassification from Land and Development Costs	—	11,671,878	—
Balance at End of Year	392,841,899	463,703,673	358,130,350

	$	$	$
Accumulated Depreciation:
Balance at Beginning of Year	28,732,504	21,878,465	14,391,567
Depreciation and Amortization	9,891,813	9,827,154	7,486,898
Depreciation on Real Estate Sold	(16,072,601)	(2,973,115)	—
Balance at End of Year	22,551,716	28,732,504	21,878,465

(1) Reconciliation to Consolidated Balance Sheet at December 31, 2019
Income Properties, Land, Buildings, and Improvements			392,841,899
			392,841,899
(2) Cost Basis of Assets Classified as Held for Sale on Balance Sheet			—
Total Per Schedule			392,841,899

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

FOR THE YEAR ENDED DECEMBER 31, 2019

There were four commercial loan investments as of December 31, 2019.

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amounts of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
	%			$	$	$	$
Ground Lease Loan:
Carpenter Hotel-400 Josephine Street, Austin, TX	N/A	N/A	Monthly Rent Payments	—	16,250,000	16,443,942	—
First Mortgage:
72-Acre Land Parcel, Orlando, FL	12.00%	June 2020	Principal payable in full at maturity	—	8,000,000	7,927,869	—
Mortgage Note-400 Josephine Street, Austin, TX	11.50%	July 2020	Principal payable in full at maturity	—	8,250,000	8,207,964	—
LPGA Golf Loan-Daytona Beach, FL	7.50%	October 2020	Principal payable in full at maturity	—	2,070,000	2,045,398	—
Totals				—	34,570,000	34,625,173	—

The following represents the activity within the Company’s commercial loan investment segment for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
	$	$	$
Balance at Beginning of Year	—	11,925,699	23,960,467
Additions During the Year:
New Mortgage Loans	34,570,000	—	3,000,000
Accretion of Origination Fees (1)	(138,770)	34,768	(34,768)
Imputed Interest Over Rent Payments on Ground Lease Loan	193,943	—	—
Deductions During the Year:
Collection of Principal	—	(11,960,467)	(15,000,000)
Balance at End of Year	34,625,173	—	11,925,699

(1)	Non-cash accretion of loan origination fees