Form 10-Q
period 2020-03-31
CTO Realty Growth Inc.
filed 2020-05-11
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Class of Common Stock Outstanding

May 1, 2020

$1.00 par value 4,713,261

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2020	December 31, 2019
ASSETS
Property, Plant, and Equipment:
Income Properties, Land, Buildings, and Improvements	$508,205,557	$392,841,899
Other Furnishings and Equipment	739,011	733,165
Construction in Progress	24,788	24,788
Total Property, Plant, and Equipment	508,969,356	393,599,852
Less, Accumulated Depreciation and Amortization	(23,865,921)	(23,008,382)
Property, Plant, and Equipment—Net	485,103,435	370,591,470
Land and Development Costs	6,805,176	6,732,291
Intangible Lease Assets—Net	65,638,034	49,022,178
Assets Held for Sale—See Note 23	4,633,801	833,167
Investment in Joint Ventures	55,741,248	55,736,668
Investment in Alpine Income Property Trust, Inc.	25,108,018	38,814,425
Mitigation Credits	2,559,434	2,322,596
Commercial Loan Investments	39,658,204	34,625,173
Cash and Cash Equivalents	18,593,046	6,474,637
Restricted Cash	2,910,392	128,430,049
Other Assets—See Note 12	10,284,943	9,703,549
Total Assets	$717,035,731	$703,286,203
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$1,239,274	$1,385,739
Accrued and Other Liabilities—See Note 17	8,574,703	5,687,192
Deferred Revenue—See Note 18	5,634,425	5,830,720
Intangible Lease Liabilities—Net	27,207,594	26,198,248
Liabilities Held for Sale—See Note 23	831,320	831,320
Income Taxes Payable	998,519	439,086
Deferred Income Taxes—Net	86,969,609	90,282,173
Long-Term Debt	313,372,702	287,218,303
Total Liabilities	444,828,146	417,872,781
Commitments and Contingencies—See Note 21
Shareholders’ Equity:
Common Stock – 25,000,000 shares authorized; $1 par value, 6,105,763 shares issued and 4,716,106 shares outstanding at March 31, 2020; 6,076,813 shares issued and 4,770,454 shares outstanding at December 31, 2019	6,044,971	6,017,218
Treasury Stock – 1,389,657 shares at March 31, 2020 and 1,306,359 shares at December 31, 2019	(77,355,328)	(73,440,714)
Additional Paid-In Capital	32,190,616	26,689,795
Retained Earnings	312,626,687	326,073,199
Accumulated Other Comprehensive Income (Loss)	(1,299,361)	73,924
Total Shareholders’ Equity	272,207,585	285,413,422
Total Liabilities and Shareholders’ Equity	$717,035,731	$703,286,203

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2020	2019
Revenues
Income Properties	$11,003,031	$10,724,418
Management Fee Income	702,601	—
Interest Income from Commercial Loan Investments	1,052,049	—
Real Estate Operations	80,751	234,901
Total Revenues	12,838,432	10,959,319
Direct Cost of Revenues
Income Properties	(2,113,095)	(1,932,488)
Real Estate Operations	(1,524,366)	(46,167)
Total Direct Cost of Revenues	(3,637,461)	(1,978,655)
General and Administrative Expenses	(3,091,740)	(2,501,620)
Impairment Charges	(1,904,500)	—
Depreciation and Amortization	(4,552,471)	(3,346,287)
Total Operating Expenses	(13,186,172)	(7,826,562)
Gain on Disposition of Assets	—	6,869,957
Gain on Extinguishment of Debt	636,937	—
Other Gains and Income	636,937	6,869,957
Total Operating Income	289,197	10,002,714
Investment and Other Income (Loss)	(13,186,398)	38,755
Interest Expense	(3,452,598)	(2,923,229)
Income (Loss) from Continuing Operations Before Income Tax Expense	(16,349,799)	7,118,240
Income Tax Benefit (Expense) from Continuing Operations	4,087,940	(1,774,640)
Income (Loss) from Continuing Operations	(12,261,859)	5,343,600
Income from Discontinued Operations (Net of Income Tax)—See Note 23	—	1,124,499
Net Income (Loss)	$(12,261,859)	$6,468,099

Per Share Information—See Note 13:
Basic and Diluted
Net Income (Loss) from Continuing Operations	$(2.60)	$1.00
Net Income from Discontinued Operations (Net of Income Tax)	—	0.21
Basic and Diluted Net Income (Loss) per Share	$(2.60)	$1.21

Dividends Declared and Paid	$0.25	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Net Income (Loss)	$(12,261,859)	$6,468,099
Other Comprehensive Loss
Cash Flow Hedging Derivative - Interest Rate Swap (Net of Income Tax of $(457,059) and $(43,732), respectively)	(1,373,285)	(128,814)
Total Other Comprehensive Loss, Net of Income Tax	(1,373,285)	(128,814)
Total Comprehensive Income (Loss)	$(13,635,144)	$6,339,285

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

For the three months ended March 31, 2020:

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance January 1, 2020	$6,017,218	$(73,440,714)	$26,689,795	$326,073,199	$73,924	$285,413,422
Net Loss	—	—	—	(12,261,859)	—	(12,261,859)
Stock Repurchase	—	(3,914,614)	—	—	—	(3,914,614)
Equity Component of Convertible Debt	—	—	5,247,550	—	—	5,247,550
Exercise of Stock Options	—	—	—	—	—	—
Vested Restricted Stock and Performance Shares	23,892	—	(561,973)	—	—	(538,081)
Stock Issuance	3,861	—	237,280	—	—	241,141
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	577,964	—	—	577,964
Cash Dividends ($0.25 per share)	—	—	—	(1,184,653)	—	(1,184,653)
Other Comprehensive Loss, Net of Income Tax	—	—	—	—	(1,373,285)	(1,373,285)
Balance March 31, 2020	$6,044,971	$(77,355,328)	$32,190,616	$312,626,687	$(1,299,361)	$272,207,585

For the three months ended March 31, 2019:

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
Balance January 1, 2019	$5,995,257	$(32,345,002)	$24,326,778	$213,297,897	$486,543	$211,761,473
Net Income	—	—	—	6,468,099	—	6,468,099
Stock Repurchase	—	(4,125,194)	—	—	—	(4,125,194)
Exercise of Stock Options	12,957	—	(316,272)	—	—	(303,315)
Stock Issuance	4,779	—	267,352	—	—	272,131
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	539,470	—	—	539,470
Cash Dividends ($0.10 per share)	—	—	—	(534,896)	—	(534,896)
Other Comprehensive Loss, Net of Income Tax	—	—	—	—	(128,814)	(128,814)
Balance March 31, 2019	$6,012,993	$(36,470,196)	$24,817,328	$219,231,100	$357,729	$213,948,954

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2020	2019
Cash Flow from Operating Activities:
Net Income (Loss)	$(12,261,859)	$6,468,099
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	4,552,471	3,346,287
Amortization of Intangible Liabilities to Income Property Revenue	(474,023)	(580,655)
Loan Cost Amortization	149,503	105,841
Amortization of Discount on Convertible Debt	503,987	331,260
Gain on Disposition of Assets Held for Sale	—	(6,869,957)
Gain on Extinguishment of Debt	(636,937)	—
Impairment Charges	1,904,500	—
Accretion of Commercial Loan Origination Fees	(87,590)	—
Non-Cash Imputed Interest on Commercial Loan Investment	(95,566)	—
Deferred Income Taxes	(6,472,549)	981,616
Unrealized Loss on Investment Securities	13,706,407	—
Non-Cash Compensation	577,964	811,601
Decrease (Increase) in Assets:
Refundable Income Taxes	—	225,024
Assets Held for Sale	(204)	(218,215)
Land and Development Costs	(72,885)	19,151
Mitigation Credits	(236,838)	14,444
Other Assets	(581,394)	(626,572)
Increase (Decrease) in Liabilities:
Accounts Payable	(146,465)	(46,184)
Accrued and Other Liabilities	2,887,511	(928,957)
Deferred Revenue	(196,295)	(579,351)
Liabilities Held for Sale	—	294,689
Income Taxes Payable	559,433	1,465,653
Net Cash Provided By Operating Activities	3,579,171	4,213,774
Cash Flow from Investing Activities:
Acquisition of Property, Plant, and Equipment and Intangible Lease Assets and Liabilities	(137,997,353)	(188,112)
Acquisition of Commercial Loan Investments	(6,754,375)	—
Cash Contribution for Interest in Joint Venture	(4,580)	(9,515)
Proceeds from Disposition of Property, Plant, and Equipment, Net, and Assets Held for Sale	—	24,004,060
Net Cash Provided By (Used In) Investing Activities	(144,756,308)	23,806,433
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	56,641,000	3,000,000
Payments on Long-Term Debt	(21,589,269)	(44,070,200)
Cash Paid for Loan Fees	(1,879,635)	—
Cash Proceeds from Exercise of Stock Options and Stock Issuance	241,141	—
Cash Used to Purchase Common Stock	(3,914,614)	(4,125,194)
Cash Paid for Vesting of Restricted Stock	(538,081)	(303,315)
Dividends Paid	(1,184,653)	(534,896)
Net Cash Provided By (Used In) Financing Activities	27,775,889	(46,033,605)
Net Decrease in Cash	(113,401,248)	(18,013,398)
Cash, Beginning of Year	134,904,686	22,031,964
Cash, End of Period	$21,503,438	$4,018,566

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$18,593,046	$2,682,205
Restricted Cash	2,910,392	1,336,361
Total Cash as of March 31, 2020 and 2019, respectively	$21,503,438	$4,018,566

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental Disclosure of Cash Flows:

Income taxes refunded totaled approximately $5,000 and $687,000 during the three months ended March 31, 2020 and 2019, respectively. No payments were made during the three months ended March 31, 2020 and 2019.

Interest totaling approximately $3.1 million and $3.4 million was paid during the three months ended March 31, 2020 and 2019, respectively. No interest was capitalized during the three months ended March 31, 2020 or 2019.

On February 4, 2020, in connection with the issuance of the 2025 Notes, hereinafter defined in Note 15, “Long-Term Debt”, the Company exchanged approximately $57.4 million of 2020 Notes for the 2025 Notes. This non-cash transaction was not reflected within the consolidated statement of cash flows as it was effectively a non-cash replacement of debt for equal principal value. The remaining approximately $17.6 million is reflected as proceeds from and payments on long-term debt to complete the retirement of the remaining 2020 Notes and issue the remaining 2025 Notes. In addition, in connection with the $75.0 million 2020 Notes, approximately $5.2 million of the 2025 Issuance was allocated to the equity component for the conversion option. This non-cash allocation was reflected on the consolidated balance sheet as a decrease in the long-term debt of approximately $7 million and an increase in deferred income taxes of approximately $1.8 million.

Discontinued operations provided approximately $1.7 million of the net cash flows provided by operating activities for the three months ended March 31, 2019, which consists of approximately $1.9 million in cash flow from discontinued real estate operations offset by approximately $215,000 of net cash outflows related to discontinued golf operations.

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

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS

COVID-19 PANDEMIC

In March 2020, the agency of the United Nations, responsible for international public health, declared the outbreak of the novel coronavirus as a pandemic (the “COVID-19 Pandemic”), which has spread throughout the United States. The spread of the COVID-19 Pandemic has caused significant volatility in the U.S. and international markets and in many industries, business activity has virtually shut-down entirely. There is significant uncertainty around the duration and severity of business disruptions related to the COVID-19 Pandemic, as well as its impact on the U.S. economy and international economies. As such, the Company is not yet able to determine the full impact of the COVID-19 Pandemic on its operations and therefore, the potential that such impact will be material.

The actions taken by federal, state, and local governments to mitigate the spread of the COVID-19 Pandemic by ordering closure of nonessential businesses and ordering residents to generally stay at home has resulted in many of our tenants temporarily closing their businesses, and/or expressing concerns about their ability to pay rent. These economic hardships have adversely impacted our business, and we expect them to have a negative effect on our financial results. We expect such negative effects to be greater during the quarter ending June 30, 2020 than they were during the quarter ended March 31, 2020.

An assessment of the current or identifiable potential financial and operational impact on the Company as a result of the COVID-19 Pandemic is as follows:

•	Based on April 2020 contractual base rent, of the Company’s portfolio, 62% has remained open since the onset, of the COVID-19 Pandemic, with 27% operating on a limited basis.
•

The Company was contacted by certain of its tenants who are seeking rent relief through possible deferrals or other potential modifications of lease terms, beginning with the April 2020 rent. The rent payable for April 2020 from the Company’s tenants seeking rent relief represents approximately 37% of April 2020 contractual base rent. We expect that our rent collections will be below our tenants’ contractual rent obligations for so long as governmental orders require non-essential businesses to remain closed and residents to stay at home, which will adversely impact our results of operations. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted. April collections and rent relief requests to-date may not be indicative of collections or requests in any future period. Depending upon the duration of tenant closures and the overall economic downturn resulting from the COVID-19 Pandemic, we may find deferred rents difficult to collect.

•

The Company believes certain of the programs available under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) may provide tenants with the ability to obtain proceeds from loans provided by the Federal government which could provide liquidity that would allow the tenant to pay its near-term rent. However, no assurances can be given that the tenants will seek to access or will receive funds from these programs or will be able to use the proceeds to pay their rent in the near-term or otherwise.

•

Given uncertainty surrounding the depth, duration, and geographic impact of the COVID-19 Pandemic, as a precautionary measure intended to support the Company’s liquidity, the Company, in March 2020, drew $20 million of available capacity on its $200 million Credit Facility (hereinafter defined in Note 15, “Long-Term Debt”). As a result, the Company, as of March 31, 2020, has approximately $19 million in cash on hand with approximately $199 million outstanding on the Credit Facility.

•

The total borrowing capacity on the Credit Facility, based on the assets currently in the borrowing base, is approximately $200 million, and as such, the Company has the borrowing capacity of approximately $1 million on the Credit Facility. Pursuant to the terms of the Credit Facility, any property in the borrowing base with a tenant that is more than 60 days past due on its contractual rent obligations would be automatically removed from the borrowing base and the Company’s borrowing capacity would be reduced. The Company believes that certain modifications, including a deferral of current rent that is paid later in 2020, do not meet with the past due terms of the Credit Facility and thus, any of the Company’s applicable properties would not be required to be removed from the borrowing base.

•

As are result of the outbreak of the COVID-19 Pandemic, the federal government and the State of Florida issued orders encouraging everyone to remain in their residence and not go into work. In response to these orders and in the best interest of our employees and directors, we have implemented significant preventative measures to ensure the health and safety of our employees and Board of Directors (the “Board”), including: i) conducting all meetings of our Board and Committees of the Board telephonically or via a visual conferencing service, permitting our employees to work from home at their election, enforcement of appropriate social distancing practices in our office, encouraging our employees to wash their hands often and providing hand sanitizer throughout our office, requiring employees who do not feel well in any capacity to stay at home, and requiring all third-party delivery services (e.g. mail, food delivery, etc.) to complete their service outside the front door of our offices. These preventative measures, including the transition to a remote workforce, have not had any material adverse impact on our financial reporting systems, internal controls over financial reporting or disclosure controls and procedures. At this time, we have not laid off, furloughed, or terminated any employee in response to the COVID-19 Pandemic. The Compensation Committee of our Board may reevaluate the performance goals and other aspects of the compensation arrangements of our executive officers later in 2020 as more information about the effects of the COVID-19 Pandemic become known.

A prolonged period of mandated closures or other social-distancing guidelines may adversely impact our tenants’ ability to generate sufficient revenues, and could force tenants to default on their leases, or result in the bankruptcy or insolvency of tenants, which would diminish the rental revenue we receive under our leases. The uncertainty surrounding the pandemic precludes any prediction as to the ultimate adverse impact on the Company. Nevertheless, the COVID-19 Pandemic presents material uncertainty and risk with respect to our performance, business or financial condition, results from operations and cash flows. The extent of the effects of the COVID-19 Pandemic on our business, results of operations, cash flows, and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty. See Part I – Item 1A. Risk Factors of our Annual Report on Form 10-K and in this 10-Q in Part II – Item 1A. Risk Factors. However, we believe the actions we are taking will help minimize interruptions to our operations and will put us in the best position to participate in the recovery when the time comes. Management and the Board will continue to actively monitor the effects of the pandemic, including governmental directives in the jurisdictions in which we operate and the recommendations of public health authorities, and will, as needed, take further measures to adapt our business in the best interests of our shareholders and personnel.

Description of Business

The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Consolidated-Tomoka Land Co. together with our consolidated subsidiaries.

We are a diversified real estate operating company. We own and manage, sometimes utilizing third-party property management companies, thirty-six commercial real estate properties in twelve states in the United States. As of March 31, 2020, we owned twenty-nine single-tenant and seven multi-tenant income-producing properties with approximately 2.3 million square feet of gross leasable space. See Note 24, “Subsequent Events”, for information related to the two single-tenant income properties sold subsequent to March 31, 2020.

In addition to our income property portfolio, as of March 31, 2020, our business included the following:

Management Services:

•

A fee-based management business that is engaged in managing Alpine Income Property Trust, Inc. (“PINE”) and the entity that holds the approximately 4,900 acres of undeveloped land in Daytona Beach, Florida (the “Land JV”), see Note 5, “Related Party Management Services Business”.

Commercial Loan Investments:

•	A portfolio of commercial loan investments.

Real Estate Operations:

•	A portfolio of mineral interests consisting of approximately 455,000 subsurface acres in 20 counties in the State of Florida and a portfolio of mitigation credits;

•	A retained interest in the Land JV which is seeking to sell approximately 4,900 acres of undeveloped land in Daytona Beach, Florida; and

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

Our business also includes, as outlined above, our initial investment in PINE of approximately $38.8 million, or approximately 22.5% of the PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “Operating Partnership”), which are exchangeable into common stock of PINE on a one-for-one basis, at PINE’s election. Our investment in PINE should generate investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in Investment Income on the accompanying statement of operations.

Discontinued Operations. The Company reports the historical financial position and results of operations of disposed businesses as discontinued operations when it has no continuing interest in the business. On October 16, 2019, the Company sold a controlling interest in its wholly owned subsidiary that held approximately 5,300 acres of undeveloped land in Daytona Beach, Florida. On October 17, 2019, the Company sold its interest in the LPGA golf operations. For the three months ended March 31, 2019, the Company has reported the historical financial position and the results of operations related to the Land JV and the golf operations as discontinued operations (see Note 23, “Assets and Liabilities Held for Sale and Discontinued Operations”). The cash flows related to discontinued operations have been disclosed.

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and the results of operations for the interim periods.

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020.  See Note 24, “Subsequent Events” for the Company’s disclosure related to the impact of the COVID-19 Pandemic on its business.

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

Recently Issued Accounting Standards

Lease Modifications. In April 2020, the Financial Accounting Standards Board (“FASB”) issued interpretive guidance relating to the accounting for lease concessions provided as a result of the COVID-19 Pandemic. In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions and instead, treat the concession as if it was a part of the existing contract. This guidance is only applicable to lease concessions related to the COVID-19 Pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We are currently evaluating the impact of this guidance and whether we will make this policy election for lease concessions such as rent deferrals for the quarter ended June 30, 2020.

Tax Cuts and Jobs Act. In February 2018, the FASB issued Accounting Standards Update (“ASU”)  2018-02, which amends the guidance allowing for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act effective January 1, 2018 (the “2018 Tax Cuts and Jobs Act”). The amendments in this update are effective for annual reporting periods beginning after December 15, 2018. The Company implemented ASU 2018-02 effective January 1, 2019 and there were no such reclassifications related to the Tax Cuts and Jobs Act.

ASC Topic 326, Financial Instruments-Credit Losses. In June 2016, the FASB issued ASU 2016-13, which amends its guidance on the measurement of credit losses on financial instruments. The amendments in this update are effective for annual reporting periods beginning after December 31, 2019. ASU 2016-13 affects entities holding financial assets that are not accounted for at fair value through net income, including but not limited to, loans, trade receivables, and net investments in leases. The Company adopted the changes to FASB Accounting Standards Codification (“ASC”) 326, Financial Instruments-Credit Losses on January 1, 2020. The Company’s evaluation of current expected credit losses (“CECL”) resulted in a reserve of approximately $252,000 on the Company’s Commercial Loan Investment portfolio during the three months ended March 31, 2020. See Note 4, “Commercial Loan Investments” for further information.

ASC Topic 842, Leases. In February 2016, the FASB issued ASU 2016-02, which requires entities to recognize assets and liabilities that arise from financing and operating leases and to classify those finance and operating lease payments in the financing or operating sections, respectively, of the statement of cash flows pursuant to FASB ASC Topic 842, Leases. The amendments in this update are effective for annual reporting periods beginning after December 15, 2018.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of March 31, 2020 include certain amounts over the Federal Deposit Insurance Corporation limits.

Restricted Cash

Restricted cash totaled approximately $2.9 million at March 31, 2020 of which approximately $1.5 million is being held in a general tenant improvement reserve account with Wells Fargo in connection with our financing of the property located in Raleigh, NC leased to Wells Fargo (“Wells Fargo Raleigh”); approximately $0.9 million is being held in reserves for the $8.0 million first mortgage loan originated in June 2019, the $3.5 million first mortgage loan originated in January 2020, and the $3.4 million first mortgage loan originated in February 2020; approximately $273,000 is being held in a capital replacement reserve account in connection with our financing of six income properties with Wells Fargo Bank, NA (“Wells Fargo”); approximately $84,000 of cash is being held in multiple separate escrow accounts to be reinvested through the like-kind exchange structure into other income properties; and approximately $78,000 is being held in an escrow account related to a separate land transaction which closed in February 2017.

Derivative Financial Instruments and Hedging Activity

Interest Rate Swaps. In conjunction with the variable-rate mortgage loan secured by Wells Fargo Raleigh, the Company entered into an interest rate swap to fix the interest rate (the “Wells Interest Rate Swap”). Effective March 31, 2020, in conjunction with the variable-rate Credit Facility (hereinafter defined in Note 15, “Long-Term Debt”), the Company entered into an interest rate swap to fix $100 million of the outstanding facility balance to fix the interest rate (the “Credit Facility Interest Rate Swap”). The Company accounts for its cash flow hedging derivatives in accordance with FASB ASC Topic 815-20, Derivatives and Hedging. Depending upon the hedge’s value at each balance sheet date, the derivatives are included in either Other Assets or Accrued and Other Liabilities on the consolidated balance sheet at its fair value. On the date the Interest Rate Swap was entered into, the Company designated the derivatives as a hedge of the variability of cash flows to be paid related to the recognized long-term debt liabilities.

The Company formally documented the relationship between the hedging instruments and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transactions. At the hedges’ inception, the Company formally assessed whether the derivatives that are used in hedging the transactions are highly effective in offsetting changes in cash flows of the hedged items, and we will continue to do so on an ongoing basis. As the terms of the Wells Interest Rate Swap and Credit Facility Interest Rate Swap and the associated debts are identical, both hedging instruments qualify for the shortcut method, therefore, it is assumed that there is no hedge ineffectiveness throughout the entire term of the hedging instruments.

Changes in fair value of the hedging instruments that are highly effective and designated and qualified as cash-flow hedges are recorded in other comprehensive income and loss, until earnings are affected by the variability in cash flows of the designated hedged items.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at March 31, 2020 and December 31, 2019, approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s Credit Facility, as defined in Note 15, “Long-Term Debt,” approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s fixed rate commercial loan investments held as of March 31, 2020 and December 31, 2019 and the mortgage notes and convertible debt held as of March 31, 2020 and December 31, 2019 are measured at fair value based on current market rates for financial instruments with similar risks and maturities. See Note 9, “Fair Value of Financial Instruments.”

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

Accounts Receivable

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of tenant reimbursable expenses. Receivables related to tenant reimbursable expenses totaled approximately $1.4 million and $533,000 as of March 31, 2020 and December 31, 2019, respectively. The increase of approximately $878,000 is primarily attributable to accrued receivables related to property taxes.

Accounts receivable related to real estate operations, which are classified in other assets on the consolidated balance sheets, totaled approximately $1.6 million as of March 31, 2020 and December 31, 2019. The accounts receivable as of March 31, 2020 and December 31, 2019 are primarily related to the reimbursement of certain infrastructure costs completed by the Company in conjunction with two land sale transactions that closed during the fourth quarter of 2015 as more fully described in Note 12, “Other Assets.”

Trade accounts receivable primarily consists of receivables related to golf operations, which were classified in Assets Held for Sale on the consolidated balance sheets as of December 31, 2018 and thereafter until the sale of the golf operations during the fourth quarter of 2019. As of March 31, 2020, approximately $527,000 is due from the buyer of the golf operations for the rounds surcharge the Company paid to the City of Daytona Beach.

The collectability of the aforementioned receivables is determined based on a review of specifically identified accounts using judgments. As of March 31, 2020 and December 31, 2019, the Company recorded an allowance for doubtful accounts of approximately $49,000 and $14,000, respectively.

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases, and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease, including the probability of renewal periods. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term unless the Company believes that it is likely that the tenant will renew the option, whereby the Company amortizes the value attributable to the renewal over the renewal period.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations which clarified the definition of a business. Pursuant to ASU 2017-01, the acquisition of an income property subject to a lease no longer qualifies as a business combination, but rather an asset acquisition, accordingly, acquisition costs have been capitalized.

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

Income Taxes

The Company uses the asset and liability method to account for income taxes. Deferred income taxes result primarily from the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes (see Note 20, “Income Taxes”.) In June 2006, the FASB issued additional guidance, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements included in income taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. In accordance with FASB guidance included in income taxes, the Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. Additionally, the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to the FASB guidance.

NOTE 2. REVENUE RECOGNITION

The Company implemented FASB ASC Topic 606, Revenue from Contracts with Customers effective January 1, 2018 utilizing the modified retrospective method.

The following table summarizes the Company’s revenue from continuing operations by segment, major good and/or service, and the related timing of revenue recognition for the three months ended March 31, 2020:

	Income Properties ($000's)	Management Services ($000's)	Commercial Loan Investments ($000's)	Real Estate Operations ($000's)	Total Revenues ($000's)
Major Good / Service:
Lease Revenue - Base Rent	$8,751	$—	$—	$—	$8,751
Lease Revenue - CAM	784	—	—	—	784
Lease Revenue - Reimbursements	790	—	—	—	790
Lease Revenue - Billboards	44	—	—	—	44
Above / Below Market Lease Accretion	474	—	—	—	474
Contributed Leased Assets Accretion	43	—	—	—	43
Management Services	—	702	—	—	702
Commercial Loan Investments	—	—	1,052	—	1,052
Mitigation Credit Sales	—	—	—	4	4
Subsurface Revenue - Other	—	—	—	77	77
Interest and Other Revenue	117	—	—	—	117
Total Revenues	$11,003	$702	$1,052	$81	$12,838

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$—	$81	$81
Services Transferred Over Time	117	702	—	—	819
Over Lease Term	10,886	—	—	—	10,886
Commercial Loan Investment Related Revenue	—	—	1,052	—	1,052
Total Revenues	$11,003	$702	$1,052	$81	$12,838

The following table summarizes the Company’s revenue from continuing operations by segment, major good and/or service, and the related timing of revenue recognition for the three months ended March 31, 2019:

	Income Properties	Real Estate Operations	Total Revenues
	($000's)	($000's)	($000's)
Major Good / Service:
Lease Revenue - Base Rent	$8,875	$27	$8,902
Lease Revenue - CAM	670	—	670
Lease Revenue - Reimbursements	546	—	546
Lease Revenue - Billboards	36	—	36
Above / Below Market Lease Accretion	581	—	581
Contributed Leased Assets Accretion	62	—	62
Lease Incentive Amortization	(76)	—	(76)
Land Sale Revenue	—	—	—
Subsurface Lease Revenue	—	199	199
Subsurface Revenue - Other	—	9	9
Interest and Other Revenue	30	—	30
Total Revenues	$10,724	$235	$10,959

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$9	$9
Services Transferred Over Time	30	—	30
Over Lease Term	10,694	226	10,920
Commercial Loan Investment Related Revenue	—	—	—
Total Revenues	$10,724	$235	$10,959

NOTE 3. INCOME PROPERTIES AND LEASES

Leasing revenue consists of long-term rental revenue from retail, office, and commercial income properties, and billboards, which is recognized as earned, using the straight-line method over the life of each lease. Lease payments below include straight-line base rental revenue as well as the non-cash accretion of above and below market lease amortization.

The components of leasing revenue are as follows:

	Three Months Ended
	March 31, 2020 ($000's)	March 31, 2019 ($000's)
Leasing Revenue
Lease Payments	$9,268	$9,442
Variable Lease Payments	1,735	1,282
Total Leasing Revenue	$11,003	$10,724

Minimum future base rental revenue on non-cancelable leases subsequent to March 31, 2020, for the next five years ended December 31 are summarized as follows:

Year Ending December 31,	Amounts ($000's)
Remainder of 2020	$28,759
2021	36,910
2022	34,309
2023	32,161
2024	30,878
2025 and thereafter (cumulative)	178,165
Total	$341,182

See Note 24, “Subsequent Events” for the Company’s disclosure related to the potential cash flow impact as well as Note 1, “Description of Business and Principles of Interim Statements” for the accounting treatment of potential lease modifications associated with tenant rent relief requests due to the COVID-19 Pandemic.

2020 Acquisitions. During the three months ended March 31, 2020, the Company acquired two multi-tenant income properties for a purchase price of approximately $137.2 million, or an acquisition cost of approximately $137.7 million including capitalized acquisition costs. Of the total acquisition cost, approximately $46.7 million was allocated to land, approximately $74.0 million was allocated to buildings and improvements, approximately $18.8 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and approximately $1.8 million was allocated to intangible liabilities for the below market lease value.

The properties acquired during the three months ended March 31, 2020 are described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Purchase Price	Percentage Leased	Remaining Lease Term at Acquisition Date (in years)
Crossroads Towne Center	Multi-Tenant	Chandler, AZ	01/24/20	254,109	$61,800,000	99%	5.0
Perimeter Place	Multi-Tenant	Atlanta, GA	02/21/20	268,572	75,435,000	80%	3.6
			Total / Weighted Average	522,681	$137,235,000		4.2

2020 Dispositions. No income properties were disposed of during the three months ended March 31, 2020. See Note 24, “Subsequent Events”, for information related to the two single-tenant income properties sold subsequent to March 31, 2020.

2019 Acquisitions. No income properties were acquired during the three months ended March 31, 2019.

2019 Dispositions. One multi-tenant income property, which was classified in Assets Held for Sale as of December 31, 2018, was disposed of during the three months ended March 31, 2019. On February 21, 2019, the Company sold its approximately 59,000 square foot multi-tenant retail property anchored by a Whole Foods Market retail store located in Sarasota, Florida for approximately $24.62 million (the “Whole Foods Sale”). The gain on the Whole Foods Sale totaled approximately $6.9 million, or approximately $0.96 per share, after tax. The Company applied the proceeds from the Whole Foods Sale towards the purchase of the previously acquired portfolio of eight single-tenant ground leased income properties in Jacksonville, Florida, through a reverse 1031 like-kind exchange structure.

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

In light of the COVID-19 Pandemic, the Company began marketing its commercial loan portfolio in advance of their upcoming maturities to further strengthen the Company’s liquidity. The Company received multiple bids including a bid offering a value that was at a discount to par. Additionally, the Company implemented the guidance regarding CECL effective January 1, 2020, which resulted in an allowance reserve of approximately $252,000. The CECL reserve combined with the impairment related to marketing the loan portfolio resulted in an aggregate impairment charge on the loan portfolio of approximately $1.9 million, or $0.30 per share, after tax.

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

The Company’s commercial loan investments were comprised of the following at March 31, 2020:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
First Mortgage – 72-Acre Land Parcel, Orlando, FL	June 2019	June 2020	$8,000,000	$8,000,000	$7,967,650	12.00%
Mortgage Note – 400 Josephine Street, Austin, TX	July 2019	July 2020	8,250,000	8,250,000	8,228,421	11.50%
Ground Lease Loan – 400 Josephine Street, Austin, TX	July 2019	N/A	16,250,000	16,250,000	16,539,509	N/A
LPGA Buyer Loan – Daytona Beach, FL	October 2019	October 2020	2,070,000	2,070,000	2,053,118	7.50%
First Mortgage – Redevelopment Property, Honolulu, Hawaii	January 2020	January 2021	3,500,000	3,500,000	3,445,067	11.00%
First Mortgage – 12-Acre Land Parcel, Daytona Beach, FL	February 2020	February 2021	3,375,000	3,375,000	3,328,939	9.50%
Impairment / CECL Reserve			—	—	(1,904,500)
			$41,445,000	$41,445,000	$39,658,204

The carrying value of the commercial loan investment portfolio at March 31, 2020 consisted of the following:

Total
Current Face Amount	$41,445,000
Imputed Interest over Rent Payments Received on Ground Lease Loan	289,509
Unaccreted Origination Fees	(171,805)
Impairment / CECL Reserve	(1,904,500)
Total Commercial Loan Investments	$39,658,204

As of March 31, 2019, the Company had no commercial loan investments.

NOTE 5.       RELATED PARTY MANAGEMENT SERVICES BUSINESS

PINE. Pursuant to the Company’s management agreement with PINE, we will generate a base management fee equal to 1.5% of PINE’s total equity. The structure of the base fee provides us with an opportunity for our base fee to grow should PINE’s independent board members determine to raise additional equity capital in the future. We also have an opportunity to achieve additional cash flows as Manager of PINE pursuant to the incentive fee provisions of the management agreement.

During the three months ended March 31, 2020, the Company earned management fee revenue from PINE totaling approximately $649,000, which is included in management services in the accompanying consolidated statements of operations. Dividend income for the three months ended March 31, 2020 totaled approximately $408,000 and is included in investment and other income in the accompanying consolidated statements of operations.

The following table represents amounts due from PINE to the Company as of March 31, 2020 and December 31, 2019:

	As of
Description	March 31, 2020	December 31, 2019
Management Services Fee due from PINE	$649	$254
Dividend Receivable (1)	395	71
Other	(13)	56
Total	$1,031	$381

(1)

The dividend receivable totaling approximately $395,000 includes approximately $316,000 related to the dividend on OP Units, while the remaining portion of  approximately $79,000 relates to the dividend on common stock.

Land JV. Pursuant to the terms of the operating agreement for the Land JV, the initial amount of the management fee is $20,000 per month. The management fee is evaluated quarterly and as land sales occur in the Land JV, the basis for our management fee will be reduced as the management fee is based on the value of real property that remains in the Land JV. During the three months ended March 31, 2020, the Company earned management fee revenue from the Land JV totaling  approximately $53,000, which is included in management services in the accompanying consolidated statements of operations.

NOTE 6. REAL ESTATE OPERATIONS

Real Estate Operations – Continuing

Revenue from continuing real estate operations consisted of the following for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenue Description	($000's)	($000's)
Mitigation Credit Sales	$4	$—
Subsurface Revenue	77	208
Fill Dirt and Other Revenue	—	27
Total Real Estate Operations Revenue	$81	$235

Daytona Beach Development. During 2018, the Company acquired a 5-acre parcel of land with existing structures in downtown Daytona Beach, for a purchase price of approximately $2.0 million. As of March 31, 2020, the Company has also acquired other contiguous parcels totaling approximately 1-acre for approximately $2.1 million. Combined, these parcels represent the substantial portion of an entire city block in downtown Daytona Beach adjacent to International Speedway Boulevard, a major thoroughfare in Daytona Beach. We have engaged a national real estate brokerage firm to assist us in identifying a developer or investor to acquire a portion or all of the property or to contribute into a potential joint venture to redevelop the property. We are pursuing entitlements for the potential redevelopment of these parcels, along with certain other adjacent land parcels, some of which we have under contract for purchase. As of March 31, 2020, we have incurred approximately $1.2 million in raze and entitlement costs related to these parcels.

Other Real Estate Assets. The Company owns mitigation credits with a cost basis of approximately $2.6 million as of March 31, 2020. As of December 31, 2019, the Company owned mitigation credits with a cost basis of approximately $2.3 million. The increase in mitigation credit cost basis for the three months ended March 31, 2020 compared to December 31, 2019 is primarily the result of the 20 mitigation credits acquired from the Mitigation Bank, as defined in Note 7, “Investments in Joint Ventures”, during March 2020 totaling approximately $1.5 million, or approximately $75,000 per credit. The cost basis was reduced by the impact of approximately 16 mitigation credits with a cost basis of approximately $1.2 million that were provided at no cost to buyers. Additionally, the Company purchased approximately 2 mitigation credits from the Mitigation Bank JV, for approximately $224,000. The aggregate cost of sales charge of  approximately $1.5 million, which is not expected to be a recurring charge, was included in direct costs of revenues of real estate operations during the three months ended March 31, 2020 in the consolidated statements of operations. Mitigation credit sales totaled approximately $4,000 during the three months ended March 31, 2020. There were no mitigation credit sales during the three months ended March 31, 2019.

Subsurface Interests. As of March 31, 2020, the Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 455,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage.

There were no subsurface sales during the three months ended March 31, 2020 and 2019.

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

Lease payments on the respective acreages and drilling penalties through lease year eight were as follows:

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

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the three months ended March 31, 2019, lease income of approximately $199,000 was recognized, with no lease income recognized during the three months ended March 31, 2020.

During the three months ended March 31, 2020 and 2019, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled approximately $10,000 and $8,000 during the three months ended March 31, 2020 and 2019, respectively.

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

Cash payments for the release of surface entry rights totaled approximately $65,000 during the three months ended March 31, 2020. There were no releases of surface entry rights during the three months ended March 31, 2019.

Real Estate Operations – Discontinued Operations

As of March 31, 2020, the Company continues to pursue land sales of the approximately 4,900 acres that formerly comprised its land holdings on behalf of the JV Partners in its role as Manager of the Land JV. The Company’s retained interest in the Land JV represents a notional 33.5% stake in the venture, the value of which may be realized in the form of distributions based on the timing and the amount of proceeds achieved when the land is ultimately sold by the Land JV. As of March 31, 2020, the Land JV has completed approximately $22.0 million in land sales since its inception in mid-October 2019 and currently has a pipeline of 12 purchase and sale agreements for potential land sale transactions representing approximately $87.9 million of potential proceeds to the Land JV. The roughly 4,100 acres under contract represents approximately 84% of the total remaining land in the Land JV.

The Company currently serves as the manager of the Land JV and is responsible for day-to-day operations at the direction of the JV Partners. All major decisions and certain other actions that can be taken by the Manager must be approved by the unanimous consent of the JV Partners (the “Unanimous Actions”). Unanimous Actions include such matters as the approval of pricing for all land parcels in the Land JV; approval of contracts for the sale of land that contain material revisions to the standard purchase contract of the Land JV; entry into any lease agreement affiliated with the Land JV;  entering into listing or brokerage agreements; approval and amendment of the Land JV’s operating budget; obtaining financing for the Land JV; admission of additional members; and dispositions of the Land JV’s real property for amounts less than market value. Pursuant to the Land JV’s operating agreement, the Land JV will pay the Manager a management fee in the initial amount of $20,000 per month, which amount will be reevaluated on a quarterly basis and reduced based on the value of real property that remains in the Land JV.

During the three months ended March 31, 2019, a total of approximately 9.9 acres were sold for approximately $3.3 million.

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

The following table provides summarized financial information of the Land JV as of March 31, 2020 and December 31, 2019:

	As of
	March 31, 2020	December 31, 2019
	($000's)	($000's)
Assets, cash and cash equivalents	$—	$15,066
Assets, prepaid expenses	—	61
Assets, investment in land assets	15,384	17,058
Total Assets	$15,384	$32,185

Liabilities, accounts payable, deferred revenue	$211	$987
Equity	$15,173	$31,198
Total Liabilities & Equity	$15,384	$32,185

The following table provides summarized financial information of the Land JV for the three months ended March 31, 2020. There was no activity for the three months ended March 31, 2019.

Three Months Ended
March 31, 2020
($000's)
Revenues	$7,146
Direct Cost of Revenues	3,106
Operating Income	$4,040
Other Operating Expenses	$137
Net Income	$3,903

The Company’s share of the Land JV’s net income was zero for the three months ended March 31, 2020. Pursuant to ASC 323, certain adjustments are made when calculating the Company’s share of net income, including adjustments required to reflect the investor’s share of changes in investee’s capital to reflect distributions from the venture. Additionally, basis differences are also considered. The Company recorded the retained interest in the Land JV of approximately $48.9 million at the estimated fair market value based on the relationship of the $97.0 million sales price of the 66.5% equity interest to the 33.5% retained interest. The Land JV recorded the assets contributed by the Company at carry-over basis pursuant to ASC 845 which states that transfers of nonmonetary assets to should typically be recorded at the transferor’s historical cost basis. Accordingly, the Company’s basis difference in the 33.5% retained equity interest will be evaluated each quarter upon determining the Company’s share of the Land JV’s net income.

Mitigation Bank. The mitigation bank transaction consists of the sale of a 70% interest in the Mitigation Bank JV. The purchaser of the 70% interest in the Mitigation Bank JV is comprised of certain funds and accounts managed by an investment advisor subsidiary of BlackRock, Inc. (“BlackRock”). The Company retained an approximately 30% non-controlling interest in the Mitigation Bank JV. A third-party was retained by the Mitigation Bank JV as the day-to-day manager of the Mitigation Bank property, responsible for the maintenance, generation, tracking, and other aspects of wetland mitigation credits.

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

The gain on the sale of the 70% interest in the Mitigation Bank JV totaled approximately $18.4 million and is comprised of the gain on the sale of 70% interest for proceeds of $15.3 million as well as the gain on the retained 30% interest pursuant to FASB ASC Topic 610-20, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets. The gain is included in the Gain on Disposition of Assets in the Company’s consolidated statements of operations. The approximately $6.9 million Investments in Joint Ventures included on the Company’s consolidated balance sheets is comprised of the fair market value of the 30% retained interest in the Mitigation Bank JV.

The operating agreement of the Mitigation Bank JV (the “Operating Agreement”) executed in conjunction with the mitigation bank transaction stipulates that the Company shall arrange for sales of the Mitigation Bank JV’s mitigation credits to unrelated third parties totaling no less than $6 million of revenue to the Mitigation Bank JV, net of commissions, by the end of 2020, utilizing a maximum of 60 mitigation credits (the “Minimum Sales Requirement”). The Operating Agreement stipulates that if the Minimum Sales Requirement is not achieved, then BlackRock has the right, but is not required, to cause the Company to purchase the number of mitigation credits necessary to reach the Minimum Sales Requirement (the “Minimum Sales Guarantee”). The Company estimates the fair value of the Minimum Sales Guarantee to be approximately $100,000 which was recorded as a reduction in the gain on the transaction and is included in Accrued and Other Liabilities in the Company’s consolidated balance sheet.

Additionally, the Operating Agreement provides BlackRock the right to cause the Company to purchase a maximum of 8.536 mitigation credits per quarter (the “Commitment Amount”) from the Mitigation Bank JV at a price equal to 60% of the then fair market value for mitigation credits (the “Put Right”). The Put Right is applicable even if the Mitigation Bank JV has not yet been awarded a sufficient number of mitigation credits by the applicable federal and state regulatory agencies. Further, in any quarter that BlackRock does not exercise its Put Right, the unexercised Commitment Amount for the applicable quarter may be rolled over to future calendar quarters. However, the Operating Agreement also stipulates that any amount of third-party sales of mitigation credits will reduce the Put Rights outstanding on a one-for-one basis, if the sales price of the third-party sales equals or exceeds the prices stipulated by the Put Right. Further, any sales of mitigation credits to third parties at the requisite minimum prices in a quarter that exceeds the quarterly amount of the Put Right will reduce the Put Rights in future calendar quarters on a one-for-one basis. The maximum potential of future payments for the Company pursuant to the Put Right is approximately $27 million. The Company estimates the fair value of the Put Right to be approximately $200,000, which was recorded as a reduction in the gain on the transaction and is included in Accrued and Other Liabilities in the Company’s consolidated balance sheet.

In March 2020, BlackRock exercised its Put Right and put 20 mitigation credits to the Company, which the Company purchased for approximately $1.5 million, or approximately $75,000 per credit. In December 2019, BlackRock exercised its Put Right and put 25 mitigation credits to the Company, which the Company purchased for approximately $1.9 million, or approximately $75,000 per credit. The credits acquired were included as an increase to Mitigation Credits on the accompanying consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively. The Company evaluated the impact of the exercised Put Right on the fair value of the Company’s investment in the Mitigation Bank JV as of March 31, 2020 and December 31, 2019 of approximately $6.9 million, and on the fair value of the mitigation credits purchased as of March 31, 2020 and December 31, 2019, noting no impairment issues. The Company evaluates its estimates of fair value on an ongoing basis; however, actual results may differ from those estimates.

The following tables provide summarized financial information of the Mitigation Bank JV as of March 31, 2020 and December 31, 2019:

	As of
	March 31, 2020	December 31, 2019
	($000's)	($000's)
Assets, cash and cash equivalents	$2,004	$4,015
Assets, prepaid expenses	9	19
Assets, investment in mitigation credit assets	1,457	1,521
Assets, property, plant, and equipment	15	17
Total Assets	$3,485	$5,572

Liabilities, accounts payable, deferred mitigation credit sale revenue	$24	$39
Equity	$3,461	$5,533
Total Liabilities & Equity	$3,485	$5,572

The following table provides summarized financial information of the Mitigation Bank JV for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019
	($000's)	($000's)
Revenues	$1,866	$47
Direct Cost of Revenues	80	4
Operating Income	$1,786	$43
Other Operating Expenses	$75	$70
Net Income	$1,711	$(27)

The Company’s share of the Mitigation Bank JV’s net income was zero for the three months ended March 31, 2020 and 2019. Pursuant to ASC 323, certain adjustments are made when calculating the Company’s share of net income, including adjustments required to reflect the investor’s share of changes in investee’s capital to reflect distributions from the venture. Additionally, basis differences are also considered. The Company recorded the retained interest in the Mitigation Bank JV of approximately $6.8 million at the estimated fair market value based on the relationship of the $15.3 million sales price of the 70% equity interest to the 30% retained interest. The Mitigation Bank JV recorded the assets contributed by the Company at carry-over basis pursuant to ASC 845 which states that transfers of nonmonetary assets to should typically be recorded at the transferor’s historical cost basis. Accordingly, the Company’s basis difference in the 30% retained equity interest will be evaluated each quarter upon determining the Company’s share of the Mitigation Bank JV’s net income.

NOTE 8. INVESTMENT SECURITIES

On November 26, 2019, the Company purchased 394,737 shares of PINE common stock for a total purchase price of $7.5 million. Also, on November 26, 2019, the Company purchased 421,053 shares of PINE common stock in the IPO for a total purchase price of $8.0 million. Including the 1,223,854 OP Units the Company received in exchange for the contribution of certain income properties to the Operating Partnership, as of March 31, 2020, the Company owns, in the aggregate, approximately 2.04 million shares of PINE, or approximately 22.5% of PINE’s total shares outstanding for an initial investment of approximately $38.8 million.  The Company has elected the fair value option related to the aggregate investment in securities of PINE pursuant to ASC 825, otherwise such investments would have been accounted for under the equity method.

	As of March 31, 2020
	Cost	Unrealized Gains in Investment Income	Unrealized Losses in Investment Income	Estimated Fair Value (Level 1 and 2 Inputs)
Common Stock	$15,500,000	$—	$(5,482,109)	$10,042,375
Operating Units	23,253,230	—	(8,224,299)	15,065,643
Total Equity Securities	38,753,230	—	(13,706,408)	25,108,018
Total Available-for-Sale Securities	$38,753,230	$—	$(13,706,408)	$25,108,018

	As of December 31, 2019
	Cost	Unrealized Gains in Investment Income	Unrealized Losses in Investment Income	Estimated Fair Value (Level 1 and 2 Inputs)
Common Stock	$15,500,000	$24,484	$—	$15,524,484
Operating Units	23,253,230	36,711	—	23,289,941
Total Equity Securities	38,753,230	61,195	—	38,814,425
Total Available-for-Sale Securities	$38,753,230	$61,195	$—	$38,814,425

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$18,593,046	$18,593,046	$6,474,637	$6,474,637
Restricted Cash - Level 1	2,910,392	2,910,392	128,430,049	128,430,049
Commercial Loan Investments - Level 2	39,658,204	39,658,204	34,625,173	35,001,997
Long-Term Debt - Level 2	313,372,702	318,513,813	287,218,303	288,830,346

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

The following table presents the fair value of assets (liabilities) measured on a recurring basis by Level as of March 31, 2020:

		Fair Value at Reporting Date Using
	3/31/2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Flow Hedge - Interest Rate Swap - Wells Fargo	$(224,323)	$—	$(224,323)	$—
Cash Flow Hedge - Interest Rate Swap - BMO	$(1,507,001)	$—	$(1,507,001)	$—
Investment Securities	$25,108,018	$25,108,018	$—	$—

The following table presents the fair value of assets measured on a recurring basis by Level as of December 31, 2019:

		Fair Value at Reporting Date Using
	12/31/2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Flow Hedge - Interest Rate Swap - Wells Fargo	$99,021	$—	$99,021	$—
Investment Securities	$38,814,425	$38,814,425	$—	$—

NOTE 10. INTANGIBLE LEASE ASSETS AND LIABILITIES

Intangible lease assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values.

Intangible lease assets and liabilities consisted of the following as of March 31, 2020 and December 31, 2019:

	As of
	March 31, 2020	December 31, 2019
Intangible Lease Assets:
Value of In-Place Leases	$55,385,645	$42,584,264
Value of Above Market In-Place Leases	11,008,163	7,119,316
Value of Intangible Leasing Costs	16,735,742	14,645,780
Sub-total Intangible Lease Assets	83,129,550	64,349,360
Accumulated Amortization	(17,491,516)	(15,327,182)
Sub-total Intangible Lease Assets—Net	65,638,034	49,022,178
Intangible Lease Liabilities (included in accrued and other liabilities):
Value of Below Market In-Place Leases	(38,274,456)	(36,507,336)
Sub-total Intangible Lease Liabilities	(38,274,456)	(36,507,336)
Accumulated Amortization	11,066,862	10,309,088
Sub-total Intangible Lease Liabilities—Net	(27,207,594)	(26,198,248)
Total Intangible Assets and Liabilities—Net	$38,430,440	$22,823,930

During the three months ended March 31, 2020, the value of in-place leases increased by approximately $12.8 million, the value of above-market in-place leases increased by approximately $3.9 million, the value of intangible leasing costs increased by approximately $2.1 million, and the value of below-market in-place leases increased by approximately $1.8 million due to the acquisition of two multi-tenant income properties, offset by the net amortization of approximately $1.4 million, for a net increase during the three months ended March 31, 2020 of approximately $15.6 million.

As of March 31, 2020 and December 31, 2019, approximately $21.6 and $22.2 million, respectively, of the total below market in-place lease value is related to Wells Fargo Raleigh which was acquired on November 18, 2015.

The following table reflects the amortization of intangible assets and liabilities during the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019
	($000's)	($000's)
Depreciation and Amortization Expense	$1,881	$1,127
Increase to Income Properties Revenue	(474)	(581)
Net Amortization of Intangible Assets and Liabilities	$1,407	$546

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows:

		Future Accretion	Net Future
	Future	to Income	Amortization of
	Amortization	Property	Intangible Assets
Year Ending December 31,	Amount	Revenue	and Liabilities
Remainder of 2020	$6,412,707	$(1,326,826)	$5,085,881
2021	7,155,562	(1,840,694)	5,314,868
2022	6,748,245	(1,975,136)	4,773,109
2023	6,623,218	(1,885,793)	4,737,425
2024	6,579,755	(1,668,901)	4,910,854
2025 and thereafter	22,615,244	(9,006,941)	13,608,303
Total	$56,134,731	$(17,704,291)	$38,430,440

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

During the three months ended March 31, 2020 and 2019 there were no impairment charges on the Company’s undeveloped land holdings, or its income property portfolio.

NOTE 12. OTHER ASSETS

Other assets consisted of the following:

	As of
	March 31, 2020	December 31, 2019
Income Property Tenant Receivables	$1,410,941	$532,636
Income Property Straight-line Rent Adjustment	3,747,983	3,352,245
Interest Receivable from Commercial Loan Investment	144,176	96,604
Operating Leases - Right-of-Use Asset	334,394	363,631
Golf Rounds Surcharge - LPGA	526,858	549,251
Cash Flow Hedge - Interest Rate Swap	—	99,021
Infrastructure Reimbursement Receivables	1,598,712	1,591,445
Deferred Deal Costs	20,622	4,787
Prepaid Expenses, Deposits, and Other	2,501,257	3,113,929
Total Other Assets	$10,284,943	$9,703,549

Infrastructure Reimbursement Receivables. As of March 31, 2020 and December 31, 2019, the Infrastructure Reimbursement Receivables were all related to the land sales within the Tomoka Town Center. The balance as of March 31, 2020 consisted of approximately $1,100,000 due from Tanger for infrastructure reimbursement to be repaid in seven remaining annual installments of $175,000, net of a discount of approximately $129,000, and approximately $503,000 due from Sam’s Club for infrastructure reimbursement to be repaid in five remaining annual installments of $110,000, net of a discount of approximately $47,000.

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

	Three Months Ended
	March 31, 2020	March 31, 2019
Income Available to Common Shareholders:
Net Income (Loss)	$(12,261,859)	$6,468,099
Weighted Average Shares Outstanding	4,711,396	5,345,870
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	—	—
Total Shares Applicable to Diluted Earnings Per Share	4,711,396	5,345,870

Per Share Information:
Basic and Diluted
Net Income (Loss) from Continuing Operations	$(2.60)	$1.00
Net Income from Discontinued Operations (Net of Tax)	—	0.21
Net Income (Loss)	$(2.60)	$1.21

The effect of 14,402 and 7,500 potentially dilutive securities was not included for the three months ended March 31, 2020 and 2019, respectively, as the effect would be anti-dilutive.

The Company intends to settle its 3.875% Convertible Senior Notes due 2025 (the “Convertible Notes”) in cash upon conversion with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Convertible Notes will be included in our calculation of diluted net income per share using the treasury stock method. As such, the Convertible Notes have no impact on diluted net income per share until the price of our common stock exceeds the current conversion price of $78.03. The average price of our common stock during the three months ended March 31, 2020 did not exceed the conversion price which resulted in no additional diluted outstanding shares.

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

In February 2020, the Company’s Board of Directors approved a $10 million stock repurchase program (the “$10 Million Repurchase Program”). During the three months ended March 31, 2020, the Company repurchased 83,298 shares of its common stock on the open market for a total cost of approximately $3.9 million, or an average price per share of $47.00. The shares of the Company’s common stock repurchased during the three months ended March 31, 2020 were returned to the Company’s treasury. The $10 Million Repurchase Program does not have an expiration date.

See Note 24, “Subsequent Events”, for information related to share repurchases made by the Company subsequent to March 31, 2020.

NOTE 15. LONG-TERM DEBT

As of March 31, 2020, the Company’s outstanding indebtedness, at face value, was as follows:

	Face	Maturity	Interest
	Value Debt	Date	Rate
Credit Facility (1)	$198,845,349	May 2023	30-day LIBOR plus 1.35% - 1.95%
Mortgage Note Payable (originated with Wells Fargo) (2)	30,000,000	October 2034	4.330%
Mortgage Note Payable (originated with Wells Fargo) (3)	23,711,104	April 2021	3.170%
3.875% Convertible Senior Notes due 2025	70,000,000	April 2025	3.875%
Total Long-Term Face Value Debt	$322,556,453

(1)Effective March 31, 2020, utilized interest rate swap to achieve fixed interest rate of 0.7325% plus the applicable spread on $100 million of the outstanding principal balance.

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

(3)Secured by the Company’s income property leased to Wells Fargo Raleigh. The mortgage loan has a 5-year term with two years interest only, and interest and a 25-year amortization for the balance of the term. The mortgage loan bears a variable rate of interest based on the 30-day LIBOR plus a rate of 190 basis points. The interest rate for this mortgage loan has been fixed through the use of an interest rate swap that fixed the rate at 3.17%. The mortgage loan can be prepaid at any time subject to the termination of the interest rate swap. Amortization of the principal balance began in May 2018.

Credit Facility. The Company’s revolving credit facility (the “Credit Facility”), with Bank of Montreal (“BMO”) serving as the administrative agent for the lenders thereunder, is unsecured with regard to our income property portfolio but is guaranteed by certain wholly owned subsidiaries of the Company. The Credit Facility bank group is led by BMO and also includes Wells Fargo and Branch Banking & Trust Company. On September 7, 2017, the Company executed the second amendment and restatement of the Credit Facility (the “2017 Amended Credit Facility”).

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

On November 26, 2019, the Company entered into the Third Amendment to the Second Amended and Restated Credit Agreement (the “Second 2019 Revolver Amendment”), which further amends the 2017 Amended Credit Facility. The Second 2019 Revolver Amendment included, among other things, an adjustment of certain financial maintenance covenants, including a temporary reduction of the minimum fixed charge coverage ratio to allow the Company to redeploy the proceeds received from the sale of certain income properties to PINE (the “PINE Income Property Sale Transactions”),  and an increase in the maximum amount the Company may invest in stock and stock equivalents of real estate investment trusts to allow the Company to invest in the common stock and operating partnership units of PINE.

At March 31, 2020, the current commitment level under the Credit Facility was $200.0 million. The available borrowing capacity under the Credit Facility was approximately $1.2 million, based on the level of borrowing base assets. As of March 31, 2020, the Credit Facility had a $198.8 million balance outstanding. See Note 24, “Subsequent Events” for a discussion of the potential impact on borrowing base assets due to the COVID-19 Pandemic.

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

Convertible Debt. The Company’s $75.0 million aggregate principal amount of 4.50% Convertible Notes (the “2020 Notes”) were scheduled to mature on March 15, 2020; however, the Company completed the Note Exchanges, hereinafter defined, on February 4, 2020. The initial conversion rate was 14.5136 shares of common stock for each $1,000 principal amount of the 2020 Notes, which represented an initial conversion price of approximately $68.90 per share of common stock.

On February 4, 2020, the Company closed privately negotiated exchange agreements with certain holders of its outstanding 2020 Notes pursuant to which the Company issued approximately  $57.4 million principal amount of 3.875% Convertible Senior Notes due 2025 (the “2025 Notes”) in exchange for approximately  $57.4 million principal amount of the 2020 Notes (the “Note Exchanges”).  In addition, the Company closed a privately negotiated purchase agreement with an investor, who had not invested in the 2020 Notes, and issued approximately $17.6 million principal amount of the 2025 Notes (the “New Notes Placement,” and together with the Note Exchanges, the “Convert Transactions”). The Company used approximately $5.9 million of the proceeds from the New Notes Placement to repurchase approximately $5.9 million of the 2020 Notes. As a result of the Convert Transactions there was a total of $75 million aggregate principal amount of 2025 Notes outstanding.

In exchange for issuing the 2025 Notes pursuant to the Note Exchanges, the Company received and cancelled the exchanged 2020 Notes. The $11.7 million of net proceeds from the New Notes Placement were used to redeem at maturity on March 15, 2020 approximately $11.7 million of the aggregate principal amount of the 2020 Notes that remained outstanding.

On March 30, 2020, the Company repurchased $5.0 million aggregate principal amount of 2025 Notes (the “Open Market Purchase”) at an approximate $1.2 million discount, resulting in a gain on the extinguishment of debt of approximately $637,000. Following the repurchase of the 2025 Notes in the Open Market Purchase, $70.0 million aggregate principal amount of the 2025 Notes remains outstanding.

The 2025 Notes represent senior unsecured obligations of the Company and pay interest semi-annually in arrears on each April 15th and October 15th, commencing on April 15, 2020, at a rate of 3.875% per annum. The 2025 Notes mature on April 15, 2025 and may not be redeemed by the Company prior to the maturity date. The conversion rate for the 2025 Notes is initially 12.7910 shares of the Company’s common stock per $1,000 of principal of the 2025 Notes (equivalent to an initial conversion price of approximately $78.18 per share of the Company’s common stock). The initial conversion price of the 2025 Notes represents a premium of approximately 20% to the $65.15 closing sale price of the Company’s common stock on the NYSE American on January 29, 2020. If the Company’s Board of Directors increases the quarterly dividend above the $0.13 per share in place at issuance, the conversion rate is adjusted with each such increase in the quarterly dividend amount. After the first quarter 2020 dividend, the conversion rate is equal to 12.8155 shares of common stock for each $1,000 principal amount of 2025 Notes, which represents an adjusted conversion price of approximately $78.03 per share of common stock. The 2025 Notes are convertible into cash, common stock or a combination thereof, subject to various conditions, at the Company’s option. Should certain corporate transactions or events occur prior to the stated maturity date, the Company will increase the conversion rate for a holder that elects to convert its 2025 Notes in connection with such corporate transaction or event.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their 2025 Notes for conversion prior to January 15, 2025 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of 2025 Notes, or specified corporate events including a change in control of the Company. The Company may not redeem the 2025 Notes prior to the stated maturity date and no sinking fund is provided for the 2025 Notes. The 2025 Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the 2025 Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the 2025 Notes were accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the 2025 Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the 2025 Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. As of March 31, 2020, the unamortized debt discount of our Notes was approximately $7.9 million.

Long-term debt consisted of the following:

	March 31, 2020		December 31, 2019
		Due Within		Due Within
	Total	One Year	Total	One Year
Credit Facility	$198,845,349	$—	$159,845,349	$—
Mortgage Note Payable (originated with Wells Fargo)	30,000,000	—	30,000,000	—
Mortgage Note Payable (originated with Wells Fargo)	23,711,104	—	23,884,373	—
4.500% Convertible Senior Notes, net of discount	—	—	74,706,078	75,000,000
3.875% Convertible Senior Notes, net of discount	62,076,378	—	—	—
Loan Costs, net of accumulated amortization	(1,260,129)	—	(1,217,497)	—
Total Long-Term Debt	$313,372,702	$—	$287,218,303	$75,000,000

Payments applicable to reduction of principal amounts as of March 31, 2020 will be required as follows:

Year Ending December 31,	Amount
Remainder of 2020	$—
2021	23,711,104
2022	—
2023	198,845,349
2024	—
2025 and thereafter	100,000,000
Total Long-Term Debt - Face Value	$322,556,453

The carrying value of long-term debt as of March 31, 2020 consisted of the following:

Total
Current Face Amount	$322,556,453
Unamortized Discount on Convertible Debt	(7,923,622)
Loan Costs, net of accumulated amortization	(1,260,129)
Total Long-Term Debt	$313,372,702

The following table reflects a summary of interest expense incurred and paid during the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019
	($000's)	($000's)
Interest Expense	$2,799	$2,486
Amortization of Loan Costs	150	106
Amortization of Discount on Convertible Notes	504	331
Total Interest Expense	$3,453	$2,923

Total Interest Paid	$3,140	$3,431

The Company was in compliance with all of its debt covenants as of March 31, 2020 and December 31, 2019.

NOTE 16. INTEREST RATE SWAPS

During April 2016, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the $25.0 million mortgage note payable as discussed in Note 15, “Long-Term Debt.” During the three months ended March 31, 2020, the interest rate swap agreement was 100% effective. Accordingly, the change in fair value on the interest rate swap has been classified in accumulated other comprehensive income. As of March 31, 2020, the fair value of our interest rate swap agreement, which was a loss of approximately $224,000, is included in accrued and other liabilities on the consolidated balance sheets. As of December 31, 2019, the fair value of our interest rate swap agreement, which was a gain of approximately $99,000, was included in other assets  on the consolidated balance sheets. The interest rate swap was effective on April 7, 2016 and matures on April 7, 2021. The interest rate swap fixed the variable rate debt on the notional amount of related debt of $23.7 million to a rate of 3.17%.

During March 2020, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for $100.0 million of the outstanding balance on the Credit Facility as discussed in Note 15, “Long-Term Debt.” During the three months ended March 31, 2020, the interest rate swap agreement was 100% effective. Accordingly, the change in fair value on the interest rate swap has been classified in accumulated other comprehensive income. As of March 31, 2020, the fair value of our interest rate swap agreement, which was a loss of approximately $1.5 million, was included in accrued and other liabilities on the consolidated balance sheets. The interest rate swap was effective on March 31, 2020 and matures on March 29, 2024. The interest rate swap fixed the variable rate debt on the notional amount of related debt of $100.0 million to a rate of 0.73250% plus the applicable spread.

NOTE 17. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following:

	As of
	March 31, 2020	December 31, 2019
Accrued Property Taxes	$863,080	$44,232
Reserve for Tenant Improvements	2,076,828	617,968
Accrued Construction Costs	53,834	93,270
Accrued Interest	971,178	1,312,801
Environmental Reserve and Restoration Cost Accrual	168,062	205,774
Interest Rate Swaps	1,731,323	—
Operating Leases - Liability	335,714	364,888
Other	2,374,684	3,048,259
Total Accrued and Other Liabilities	$8,574,703	$5,687,192

Reserve for Tenant Improvements. In connection with the acquisition of Perimeter Place in Atlanta, Georgia on February 21, 2020, the Company received approximately $460,000 of credits from the seller of the property for tenant improvement allowances and leasing commissions for multiple tenants. Such credits have been included in accrued and other liabilities. No payments have been made during the three months ended March 31, 2020, accordingly, the remaining commitment is approximately $460,000.

In connection with the acquisition of the Crossroads Towne Center property in Chandler, Arizona on January 24, 2020, the Company received approximately $1.3 million of credits from the seller of the property for tenant improvement allowances and leasing commissions for two tenants. Such credits have been included in accrued and other liabilities. No payments have been made during the three months ended March 31, 2020, accordingly, the remaining commitment is approximately $1.3 million.

Environmental Reserve. During the year ended December 31, 2014, the Company accrued an environmental reserve of approximately $110,000 in connection with an estimate of additional costs required to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida, on which environmental remediation work had previously been performed. The Company engaged legal counsel who, in turn, engaged environmental engineers to review the site and the prior monitoring test results. During the year ended December 31, 2015, their review was completed, and the Company made an additional accrual of approximately $500,000, representing the low end of the range of possible costs estimated by the engineers to be between approximately $500,000 and $1.0 million to resolve this matter subject to the approval of the state department of environmental protection (the “FDEP”). The FDEP issued a Remedial Action Plan Modification Approval Order (the “FDEP Approval”) in August 2016 which supports the approximate $500,000 accrual made in 2015. The Company is implementing the remediation plan pursuant to the FDEP Approval. During the fourth quarter of 2017, the Company made an additional accrual of approximately $51,000 for the second year of monitoring as the low end of the original range of estimated costs was increased for the amount of monitoring now anticipated. Since the total accrual of approximately $661,000 was made, approximately $580,000 in costs have been incurred through March 31, 2020, leaving a remaining accrual of approximately $81,000.

Restoration Accrual. As part of the resolution of a regulatory matter pertaining to the Company’s prior agricultural activities on certain of the Company’s land located in Daytona Beach, Florida, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible wetlands restoration costs for approximately 148.4 acres within such land, and such estimated costs were included on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. The final proposal for restoration work was received during the second quarter of 2016 which totaled approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was recorded during the second quarter of 2016. During the first quarter of 2019, the Company received a revised estimate for completion of the restoration work for which the adjusted final total cost was approximately $2.4 million. Accordingly, an increase in the accrual of approximately $361,000 was recorded during the first quarter of 2019. The Company has funded approximately $2.3 million of the total $2.4 million of estimated costs through the period ended March 31, 2020, leaving a remaining accrual of approximately $87,000. This matter is more fully described in Note 21 “Commitments and Contingencies.”

Operating Leases – Liability. The Company implemented FASB ASC Topic 842, Leases, effective January 1, 2019, resulting in a cumulative effect adjustment to increase right-of-use assets and related liabilities for operating leases for which the Company is the lessee.

NOTE 18. DEFERRED REVENUE

Deferred revenue consisted of the following:

	As of
	March 31, 2020	December 31, 2019
Interest Reserve from Commercial Loan Investments	$682,566	$834,972
Prepaid Rent	2,057,747	2,063,173
Tenant Contributions	2,845,447	2,888,822
Other Deferred Revenue	48,665	43,753
Total Deferred Revenue	$5,634,425	$5,830,720

Interest Reserve from Commercial Loan Investments. In conjunction with certain of the Company’s commercial loan investments, the borrower has deposited interest and real estate tax reserves in escrow accounts held by the Company. The corresponding liability is recorded in deferred revenue on the Company’s consolidated balance sheets as the interest reserves are utilized to fund the monthly interest due on the loans.

Tenant Contributions. In connection with the acquisition of the property in Aspen, Colorado, the master tenant contributed $1.5 million of the $28.0 million purchase price at closing on February 21, 2018. Additionally, the master tenant funded, from its leasing reserve escrow, approximately $935,000 of the Company’s acquisition-related costs. The tenant contributions are being recognized ratably over the remaining term of the lease into income property rental revenue. Approximately $254,000 was recognized into income property rental revenue through March 31, 2020, leaving an aggregate balance of approximately $2.2 million, related to the Company’s total acquisition cost of approximately $29.0 million, to be recognized over the remaining term of the lease.

In connection with the construction of the Company’s beachfront restaurant formerly leased to Cocina 214 in Daytona Beach, Florida, pursuant to the lease agreement, the tenant contributed approximately $1.9 million towards the completion of the building and tenant improvements through direct payments to various third-party construction vendors. The tenant contribution is being recognized ratably over the remaining term of the lease into income property rental revenue. As a result of the lease termination agreement, entered into on July 16, 2019 by the Company and Cocina 214, the balance of the tenant contribution liability was reduced by $1.0 million, leaving a balance of approximately $690,000 to be recognized into income property rental revenue ratably over the remaining term of the original Cocina 214 lease. Approximately $225,000 was recognized into income property rental revenue through March 31, 2020, leaving a balance of approximately $664,000 to be recognized over the remaining term of the lease.

NOTE 19. STOCK-BASED COMPENSATION

SUMMARY OF STOCK-BASED COMPENSATION

A summary of share activity for all equity classified stock compensation during the three months ended March 31, 2020, is presented below:

Type of Award	Shares Outstanding at 1/1/2020	Granted Shares	Vested / Exercised Shares	Expired Shares	Forfeited Shares	Shares Outstanding at 3/31/2020
Equity Classified - Performance Share Awards - Peer Group Market Condition Vesting	49,275	19,641	(12,635)	—	—	56,281
Equity Classified - Market Condition Restricted Shares - Stock Price Vesting	22,000	—	—	—	—	22,000
Equity Classified - Three Year Vest Restricted Shares	37,595	19,451	(18,054)	—	(200)	38,792
Equity Classified - Non-Qualified Stock Option Awards	80,000	—	—	—	—	80,000
Total Shares	188,870	39,092	(30,689)	—	(200)	197,073

Amounts recognized in the financial statements for stock options, stock appreciation rights, and restricted stock are as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Total Cost of Share-Based Plans Charged Against Income Before Tax Effect	$818,649	$811,601

Income Tax Expense Recognized in Income	$(203,770)	$(205,700)

EQUITY-CLASSIFIED STOCK COMPENSATION

Performance Share Awards – Peer Group Market Condition Vesting

On February 3, 2017, the Company awarded to certain employees 12,635 Performance Shares under the Amended and Restated 2010 Equity Incentive Plan (the “Original 2010 Plan”). The Performance Shares awards entitle the recipient to receive, upon the vesting thereof, shares of common stock of the Company equal to between 0% and 150% of the number of Performance Shares awarded. The number of shares of common stock so vesting will be determined based on the Company’s total shareholder return as compared to the total shareholder return of a certain peer group during a three-year performance period commencing on January 1, 2017, and ending on December 31, 2019. On February 11, 2020, pursuant to the calculation of the vesting criteria, as performed by an independent third party, the recipients vested 14,214 share in the aggregate. The Company’s total shareholder return for the performance period was 15.18% and the Company’s percentile rank for the performance period was the 55th percentile. Based on the formula, as defined in the award agreements, the actual vested percentage of the performance shares was 112.5%.

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

On February 24, 2020, the Company awarded to certain employees 19,641 Performance Shares under the Amended 2010 Plan. The Performance Shares awards entitle the recipient to receive, upon the vesting thereof, shares of common stock of the Company equal to between 0% and 150% of the number of Performance Shares awarded. The number of shares of common stock so vesting will be determined based on the Company’s total shareholder return as compared to the total shareholder return of a certain peer group during a three-year performance period commencing on January 1, 2020, and ending on December 31, 2022.

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

A summary of activity during the three months ended March 31, 2020, is presented below:

		Wtd. Avg.
Performance Shares with Market Conditions	Shares	Fair Value
Outstanding at January 1, 2020	49,275	$65.59
Granted	19,641	54.69
Vested	(12,635)	55.66
Expired	—	—
Forfeited	—	—
Outstanding at March 31, 2020	56,281	$64.02

As of March 31, 2020, there was approximately $2.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to Performance Share awards, which will be recognized over a remaining weighted average period of 2.1 years.

Market Condition Restricted Shares – Stock Price Vesting

On May 20, 2015 and February 26, 2016, a combined grant of 26,000 shares, net of 68,000 shares permanently surrendered during 2016, of restricted Company common stock was awarded to Mr. Albright under the Original 2010 Plan under a new five-year employment agreement. The 26,000 shares of restricted Company common stock outstanding from these grants were to vest in four increments based upon the price per share of Company common stock during the term of his employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing thirty-day average closing prices ranging from $60 and $65 per share for the first two increments of 2,000 shares each, $70 per share for the third increment of 18,000 shares, and $75 per share for the fourth increment of 4,000 shares. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to January 28, 2021, that increment of the restricted shares will be forfeited. As of March 31, 2020, the first two increments of this award had vested, leaving 22,000 shares outstanding.

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

A summary of the activity for these awards during the three months ended March 31, 2020, is presented below:

Wtd. Avg.
Market Condition Non-Vested Restricted Shares	Shares	Fair Value
Outstanding at January 1, 2020	22,000	$41.71
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at March 31, 2020	22,000	$41.71

As of March 31, 2020, there is no unrecognized compensation cost related to market condition restricted stock.

Three Year Vest Restricted Shares

On January 25, 2017, the Company granted to certain employees 17,451 shares of restricted Company common stock under the Original 2010 Plan. One-third of the restricted shares will vest on each of the first, second, and third anniversaries of January 28, 2017, provided the grantee is an employee of the Company on those dates. In addition, any unvested portion of the restricted shares will vest upon a change in control. No shares remain outstanding under this award as the remaining shares vested during the first quarter of 2020.

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

On February 24, 2020, the Company granted to certain employees 19,451 shares of restricted Company common stock under the Amended 2010 Plan. One-third of the restricted shares will vest on each of the first, second, and third anniversaries of February 28, 2020, provided the grantee is an employee of the Company on those dates. In addition, any unvested portion of the restricted shares will vest upon a change in control.

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

A summary of activity during the three months ended March 31, 2020, is presented below:

		Wtd. Avg.
		Fair Value
Three Year Vest Non-Vested Restricted Shares	Shares	Per Share
Outstanding at January 1, 2020	37,595	$60.21
Granted	19,451	59.70
Vested	(18,054)	59.69
Expired	—	—
Forfeited	(200)	58.78
Outstanding at March 31, 2020	38,792	$60.20

As of March 31, 2020, there was approximately $2.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three-year vest non-vested restricted shares, which will be recognized over a remaining weighted average period of 2.2 years.

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

On May 20, 2015, the Company granted to Mr. Albright an option to purchase 40,000 shares of the Company’s common stock under the Original 2010 Plan, with an exercise price of $55.62. On February 26, 2016, this option was surrendered and an option to purchase 40,000 shares was granted on February 26, 2016, with identical terms. One-third of the options vested immediately, and the remaining two-thirds vested on January 28, 2017 and January 28, 2018. The option expires on the earliest of: (a) January 28, 2025; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability.

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

A summary of the activity for the awards during the three months ended March 31, 2020, is presented below:

Non-Qualified Stock Option Awards	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	80,000	55.63
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at March 31, 2020	80,000	$55.63	5.01	$—
Exercisable at January 1, 2020	80,000	$55.63	6.50	$25,000
Exercisable at March 31, 2020	80,000	$55.63	5.01	$—

No options were granted, and no options were exercised during the three months ended March 31, 2020. As of March 31, 2020, there is no unrecognized compensation cost related to non-qualified, non-vested stock option awards.

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

During the three months ended March 31, 2020 and 2019, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled approximately $241,000, or 3,861 shares, and $272,000, or 4,779, respectively. The 2020 amount includes the approximately $120,000 Annual Award received during the first quarter of 2020.

NOTE 20. INCOME TAXES

The Company’s effective income tax rate was 25.0% and 25.3% for the three months ended March 31, 2020 and 2019, respectively. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. There were no discrete events during the three months ended March 31, 2020 or 2019.

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

NOTE 21. COMMITMENTS AND CONTINGENCIES

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

Contractual Commitments – Expenditures

In connection with the acquisition of Perimeter Place in Atlanta, Georgia on February 21, 2020, the Company received approximately $460,000 of credits from the seller of the property for tenant improvement allowances and leasing commissions for multiple tenants. Such credits have been included in accrued and other liabilities. No payments have been made during the three months ended March 31, 2020, accordingly, the remaining commitment is approximately $460,000.

In connection with the acquisition of the Crossroads Towne Center property in Chandler, Arizona on January 24, 2020, the Company received approximately $1.3 million of credits from the seller of the property for tenant improvement allowances and leasing commissions for two tenants. Such credits have been included in accrued and other liabilities. No payments have been made during the three months ended March 31, 2020, accordingly, the remaining commitment is approximately $1.3 million.

In connection with the acquisition of The Strand property located in Jacksonville, FL on December 9, 2019, the Company received a credit of approximately $450,000 for a tenant improvement allowance for one of the tenants of The Strand. Accordingly, this amount is included in accrued and other liabilities in the accompanying consolidated balance sheets as of December 31, 2019. During the three months ended March 31, 2020, the improvements were completed by the tenant and the Company funded the $450,000.

In connection with the Daytona Beach Development, the Company has executed agreements to raze certain existing structures, which commitments totaled approximately $266,000 as of March 31, 2020.

Other Matters

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 was accrued as of December 31, 2015, for which payment was made during the quarter ended September 30, 2016. Also, during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to approximately 148.4 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs, and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of June 30, 2016, the final proposal from the Company’s third-party environmental engineer was received reflecting a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the second quarter of 2016. During the first quarter of 2019, the Company received a revised estimate for completion of the restoration work for which the adjusted final total cost was approximately $2.4 million. Accordingly, an increase in the accrual of approximately $361,000 was recorded during the first quarter of 2019. The Company has funded approximately $2.3 million of the total $2.4 million of estimated costs through March 31, 2020, leaving a remaining accrual of approximately $87,000. The Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately $87,000 could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimate.

During the first quarter of 2017, the Company completed the sale of approximately 1,581 acres of land to Minto Communities LLC which acreage represents a portion of the Company’s remaining $430,000 obligation. Accordingly, the Company deposited $423,000 of cash in escrow to secure performance on the obligation. The funds in escrow can be drawn upon completion of certain milestones including completion of restoration and annual required monitoring. The first such milestone was achieved during the fourth quarter of 2017 and $189,500 of the escrow was refunded. The second milestone related to the completion of the first-year maintenance and monitoring was achieved during the first quarter of 2019 and $77,833 of the escrow was refunded, leaving an escrow balance of approximately $156,000 as of December 31, 2019. The third milestone related to the completion of the second-year maintenance and monitoring was achieved during the first quarter of 2020 and $77,833 of the escrow was refunded, leaving an escrow balance of approximately $78,000 as of March 31, 2020. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. Resolution of this matter allowed the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. As of June 30, 2017, the Company determined that approximately 36 mitigation credits were required to be utilized, which represents approximately $298,000 in cost basis of the Company’s mitigation credits. Accordingly, the Company transferred the mitigation credits through a charge to direct cost of revenues of real estate operations during the three months ended June 30, 2017, thereby resolving the required mitigation activities related to the approximately 54.66 acres.

NOTE 22. BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, management services, commercial loan investments, and real estate operations. The management services segment consists of the revenue generated from managing PINE and the Land JV. The management services segment had no assets as of March 31, 2020 and December 31, 2019, and therefore there are no related capital expenditures or depreciation and amortization for the periods presented. The real estate operations segment previously included land sales from the Daytona Beach land portfolio as well as revenue and expenses related to the sale of mitigation credits and subsurface operations. Upon the completion of the Land JV transaction in the fourth quarter of 2019, the real estate operations related to land sales have been classified as discontinued operations in the accompanying consolidated statements of income for the three months ended March 31, 2019 and the real estate operations segment remaining consists of subsurface operations and mitigation credit sales. The identifiable assets and liabilities related to the discontinued real estate operations have been separately disclosed as discontinued real estate operations for the periods presented.

Our income property operations consist primarily of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 81.8% and 66.0% of our identifiable assets as of March 31, 2020 and December 31, 2019, respectively, and 85.7% and 75.2% of our consolidated revenues for the three months ended March 31, 2020 and 2019, respectively. Our management fee income consists of the management fees earned for the management of PINE and the Land JV. As of March 31, 2020, our commercial loan investment portfolio consisted of five fixed-rate first mortgages and the Ground Lease Loan. Our continuing real estate operations primarily consist of revenues generated from leasing and royalty income from our interests in subsurface oil, gas and mineral rights, and the sale of mitigation credits.

The Company evaluates performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in different segments for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenues:
Income Properties	$11,003,031	$10,724,418
Management Services	702,601	—
Commercial Loan Investments	1,052,049	—
Real Estate Operations	80,751	234,901
Total Revenues	$12,838,432	$10,959,319
Operating Income (Loss):
Income Properties	$8,889,936	$8,791,930
Management Services	702,601	—
Commercial Loan Investments	1,052,049	—
Real Estate Operations	(1,443,615)	188,734
General and Corporate Expense	(9,548,711)	(5,847,907)
Gains on Disposition of Assets	—	6,869,957
Gain on Extinguishment of Debt	636,937
Total Operating Income	$289,197	$10,002,714
Depreciation and Amortization:
Income Properties	$4,547,421	$3,339,856
Corporate and Other	5,050	6,431
Total Depreciation and Amortization	$4,552,471	$3,346,287
Capital Expenditures:
Income Properties	$137,991,507	$58,005
Commercial Loan Investments	6,754,375	—
Discontinued Real Estate Operations	—	870,509
Corporate and Other	5,846	2,061
Total Capital Expenditures	$144,751,728	$930,575

	As of
	March 31, 2020	December 31, 2019
Identifiable Assets:
Income Properties	$586,557,285	$464,285,272
Commercial Loan Investments	40,748,068	35,742,218
Real Estate Operations	66,725,192	65,554,619
Discontinued Land Operations	833,372	833,167
Corporate and Other	22,171,814	136,870,927
Total Assets	$717,035,731	$703,286,203

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

The Management Services segment had no capital expenditures and held no assets as of March 31, 2020 or December 31, 2019.

NOTE 23. ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

Since the transition in our land operations occurred late in 2019, the impact of land sales for the periods prior to October 2019 are no longer germane to our financial condition, results of operations and cash flows. As such the following summarized information is provided regarding land sales activity prior to October 2019. Additionally, one single-tenant income property was classified as held for sale as of March 31, 2020, see Note 24, “Subsequent Events”, for a description of the sale completed on April 30, 2020.

	As of March 31, 2020
	Land JV Assets	Single-Tenant Income Properties	Total Assets Held for Sale
Plant, Property, and Equipment—Net	$—	$3,800,429	$3,800,429
Restricted Cash	833,372	—	833,372
Total Assets Held for Sale	$833,372	$3,800,429	$4,633,801

	As of March 31, 2020
	Land JV Liabilities	Total Liabilities Held for Sale
Deferred Revenue	$831,320	$831,320
Total Liabilities Held for Sale	$831,320	$831,320

There were no discontinued operations for the three months ended March 31, 2020. The following is a summary of discontinued operations for the three months ended March 31, 2019:

Three Months Ended
March 31, 2019
Golf Operations Revenue	$1,496,693
Golf Operations Direct Cost of Revenues	(1,711,330)
Loss from Operations	(214,637)
Loss from Discontinued Operations Before Income Tax	(214,637)
Income Tax Benefit	54,399
Loss from Discontinued Operations (Net of Income Tax)	$(160,238)

Land Operations Revenue	$3,300,000
Land Operations Direct Cost of Revenues	(1,579,101)
Income from Operations	1,720,899
Income from Discontinued Operations Before Income Tax	1,720,899
Income Tax Expense	(436,162)
Income from Discontinued Operations (Net of Income Tax)	$1,284,737

Total Income from Discontinued Operations (Net of Income Tax)	$1,124,499

NOTE 24. SUBSEQUENT EVENTS

COVID-19 PANDEMIC

In March 2020, the agency of the United Nations, responsible for international public health, declared the outbreak of the COVID-19 Pandemic, which has spread throughout the United States. The spread of the COVID-19 Pandemic has caused significant volatility in the U.S. and international markets and in many industries, business activity has virtually shut-down entirely. There is significant uncertainty around the duration and severity of business disruptions related to the COVID-19 Pandemic, as well as its impact on the U.S. economy and international economies. As such, the Company is not yet able to determine the full impact of the COVID-19 Pandemic on its operations and therefore, the potential that such impact will be material.

The actions taken by federal, state, and local governments to mitigate the spread of the COVID-19 Pandemic by ordering closure of nonessential businesses and ordering residents to generally stay at home has resulted in many of our tenants temporarily closing their businesses, and/or expressing concerns about their ability to pay rent. These economic hardships have adversely impacted our business, and we expect them to have a negative effect on our financial results. We expect such negative effects to be greater during the quarter ending June 30, 2020 than they were during the quarter ended March 31, 2020.

An assessment of the current or identifiable potential financial and operational impact on the Company as a result of the COVID-19 Pandemic is as follows:

•	Based on April 2020 contractual base rent, of the Company’s portfolio, 62% has remained open since the onset, of the COVID-19 Pandemic, with 27% operating on a limited basis.
•

The Company was contacted by certain of its tenants who are seeking rent relief through possible deferrals or other potential modifications of lease terms, beginning with the April 2020 rent. The rent payable for April 2020 from the Company’s tenants seeking rent relief represents approximately 37% of April 2020 contractual base rent. We expect that our rent collections will be below our tenants’ contractual rent obligations for so long as governmental orders require non-essential businesses to remain closed and residents to stay at home, which will adversely impact our results of operations. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted. April collections and rent relief requests to-date may not be indicative of collections or requests in any future period. Depending upon the duration of tenant closures and the overall economic downturn resulting from the COVID-19 Pandemic, we may find deferred rents difficult to collect.

•

The Company believes certain of the programs available under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) may provide tenants with the ability to obtain proceeds from loans provided by the Federal government which could provide liquidity that would allow the tenant to pay its near-term rent. However, no assurances can be given that the tenants will seek to access or will receive funds from these programs or will be able to use the proceeds to pay their rent in the near-term or otherwise.

•

Given uncertainty surrounding the depth, duration, and geographic impact of the COVID-19 Pandemic, as a precautionary measure intended to support the Company’s liquidity, the Company, in March 2020, drew $20 million of available capacity on its $200 million Credit Facility. As a result, the Company, as of March 31, 2020, has approximately $19 million in cash on hand with approximately $199 million outstanding on the Credit Facility.

•

The total borrowing capacity on the Credit Facility, based on the assets currently in the borrowing base, is approximately $200 million, and as such, the Company has the borrowing capacity of approximately $1 million on the Credit Facility. Pursuant to the terms of the Credit Facility, any property in the borrowing base with a tenant that is more than 60 days past due on its contractual rent obligations would be automatically removed from the borrowing base and the Company’s borrowing capacity would be reduced. The Company believes that certain modifications, including a deferral of current rent that is paid later in 2020, do not meet with the past due terms of the Credit Facility and thus, any of the Company’s applicable properties would not be required to be removed from the borrowing base.

•

As are result of the outbreak of the COVID-19 Pandemic, the federal government and the State of Florida issued orders encouraging everyone to remain in their residence and not go into work. In response to these orders and in the best interest of our employees and directors, we have implemented significant preventative measures to ensure the health and safety of our employees and Board, including: i) conducting all meetings of our Board and Committees of the Board telephonically or via a visual conferencing service, permitting our employees to work from home at their election, enforcement of appropriate social distancing practices in our office, encouraging our employees to wash their hands often and providing hand sanitizer throughout our office, requiring employees who do not feel well in any capacity to stay at home, and requiring all third-party delivery services (e.g. mail, food delivery, etc.) to complete their service outside the front door of our offices. These preventative measures, including the transition to a remote workforce, have not had any material adverse impact on our financial reporting systems, internal controls over financial reporting or disclosure controls and procedures. At this time, we have not laid off, furloughed, or terminated any employee in response to the COVID-19 Pandemic. The Compensation Committee of our Board may reevaluate the performance goals and other aspects of the compensation arrangements of our executive officers later in 2020 as more information about the effects of the COVID-19 Pandemic become known.

A prolonged period of mandated closures or other social-distancing guidelines may adversely impact our tenants’ ability to generate sufficient revenues, and could force tenants to default on their leases, or result in the bankruptcy or insolvency of tenants, which would diminish the rental revenue we receive under our leases. The uncertainty surrounding the pandemic precludes any prediction as to the ultimate adverse impact on the Company. Nevertheless, the COVID-19 Pandemic presents material uncertainty and risk with respect to our performance, business or financial condition, results from operations and cash flows. The extent of the effects of the COVID-19 Pandemic on our business, results of operations, cash flows, and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty. See Part I – Item 1A. Risk Factors of our Annual Report on Form 10-K and in this 10-Q in Part II – Item 1A. Risk Factors. However, we believe the actions we are taking will help minimize interruptions to our operations and will put us in the best position to participate in the recovery when the time comes. Management and the Board will continue to actively monitor the effects of the pandemic, including governmental directives in the jurisdictions in which we operate and the recommendations of public health authorities, and will, as needed, take further measures to adapt our business in the best interests of our shareholders and personnel.

INCOME PROPERTY DISPOSITIONS

On April 24, 2020, the Company sold its CVS ground lease located in downtown Dallas, Texas, for a sales price of approximately $15.2 million, reflecting an exit cap rate of 4.50%. Approximately $10.4 million of the proceeds received from the sale constituted the completion of a Section 1031 like-kind exchange into the recently-purchased Perimeter Place asset in Atlanta, Georgia. The remaining proceeds are expected to be part of a future Section 1031 like-kind exchange. The Company’s estimated gain on the sale is approximately $0.8 million, or $0.13 per share after tax.

On April 30, 2020, the Company sold its Wawa ground lease located in Daytona Beach, Florida, for a sales price of approximately $6.0 million, reflecting an exit cap rate of 4.75%. The property, a former Barnes & Noble, is currently under a 20 year ground lease to Wawa. Wawa is expected to begin construction on the vacant site in early 2021. The proceeds are expected to be part of a future Section 1031 like-kind exchange. The Company’s estimated gain on the sale is approximately $1.8 million, or $0.29 per share after tax.

SHARE REPURCHASES

For the period subsequent to March 31, 2020, through May 7, 2020, the Company has repurchased approximately 5,300 shares of our common stock for approximately $185,000, an average purchase price of $35.20 per share, under the $10 Million Repurchase Program.

2025 NOTES REPURCHASES

On both April 30, 2020 and May 6, 2020, the Company repurchased $2.5 million aggregate principal amount of 2025 Notes at a $475,000 discount, for total 2025 Notes repurchased subsequent to March 31, 2020 of $5.0 million at a $950,000 discount (the “Subsequent Open Market Purchases”). Following the Subsequent Open Market Purchases, $65.0 million aggregate principal amount of the 2025 Notes remains outstanding.

There were no other reportable subsequent events or transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those the Company anticipates or projects are described in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K, for year ended December 31, 2019. Given these uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q or any document incorporated herein by reference. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, or the aforementioned risk factors. The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Consolidated-Tomoka Land Co. together with our consolidated subsidiaries.

COVID-19 PANDEMIC

In March 2020, the agency of the United Nations, responsible for international public health, declared the outbreak of the novel coronavirus as a pandemic (the “COVID-19 Pandemic”), which has spread throughout the United States. The spread of the COVID-19 Pandemic has caused significant volatility in the U.S. and international markets and in many industries, business activity has virtually shut-down entirely. There is significant uncertainty around the duration and severity of business disruptions related to the COVID-19 Pandemic, as well as its impact on the U.S. economy and international economies. As such, the Company is not yet able to determine the full impact of the COVID-19 Pandemic on its operations and therefore, the potential that such impact will be material.

The actions taken by federal, state, and local governments to mitigate the spread of the COVID-19 Pandemic by ordering closure of nonessential businesses and ordering residents to generally stay at home has resulted in many of our tenants temporarily closing their businesses, and/or expressing concerns about their ability to pay rent. These economic hardships have adversely impacted our business, and we expect them to have a negative effect on our financial results. We expect such negative effects to be greater during the quarter ending June 30, 2020 than they were during the quarter ended March 31, 2020.

An assessment of the current or identifiable potential financial and operational impact on the Company as a result of the COVID-19 Pandemic is as follows:

•	Based on April 2020 contractual base rent, of the Company’s portfolio, 62% has remained open since the onset, of the COVID-19 Pandemic, with 27% operating on a limited basis.
•

The Company was contacted by certain of its tenants who are seeking rent relief through possible deferrals or other potential modifications of lease terms, beginning with the April 2020 rent. The rent payable for April 2020 from the Company’s tenants seeking rent relief represents approximately 37% of April 2020 contractual base rent. We expect that our rent collections will be below our tenants’ contractual rent obligations for so long as governmental orders require non-essential businesses to remain closed and residents to stay at home, which will adversely impact our results of operations. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted. April collections and rent relief requests to-date may not be indicative of collections or requests in any future period. Depending upon the duration of tenant closures and the overall economic downturn resulting from the COVID-19 Pandemic, we may find deferred rents difficult to collect.

•

The Company believes certain of the programs available under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) may provide tenants with the ability to obtain proceeds from loans provided by the Federal government which could provide liquidity that would allow the tenant to pay its near-term rent. However, no assurances can be given that the tenants will seek to access or will receive funds from these programs or will be able to use the proceeds to pay their rent in the near-term or otherwise.

•

Given uncertainty surrounding the depth, duration, and geographic impact of the COVID-19 Pandemic, as a precautionary measure intended to support the Company’s liquidity, the Company, in March 2020, drew $20 million of available capacity on its $200 million Credit Facility (see Note 15, “Long-Term Debt”). As a result, the Company, as of March 31, 2020, has approximately $19 million in cash on hand with approximately $199 million outstanding on the Credit Facility.

•

The total borrowing capacity on the Credit Facility, based on the assets currently in the borrowing base, is approximately $200 million, and as such, the Company has the borrowing capacity of approximately $1 million on the Credit Facility. Pursuant to the terms of the Credit Facility, any property in the borrowing base with a tenant that is more than 60 days past due on its contractual rent obligations would be automatically removed from the borrowing base and the Company’s borrowing capacity would be reduced. The Company believes that certain modifications, including a deferral of current rent that is paid later in 2020, do not meet with the past due terms of the Credit Facility and thus, any of the Company’s applicable properties would not be required to be removed from the borrowing base.

•

As are result of the outbreak of the COVID-19 Pandemic, the federal government and the State of Florida issued orders encouraging everyone to remain in their residence and not go into work. In response to these orders and in the best interest of our employees and directors, we have implemented significant preventative measures to ensure the health and safety of our employees and Board of Directors (the “Board”), including: i) conducting all meetings of our Board and Committees of the Board telephonically or via a visual conferencing service, permitting our employees to work from home at their election, enforcement of appropriate social distancing practices in our office, encouraging our employees to wash their hands often and providing hand sanitizer throughout our office, requiring employees who do not feel well in any capacity to stay at home, and requiring all third-party delivery services (e.g. mail, food delivery, etc.) to complete their service outside the front door of our offices. These preventative measures, including the transition to a remote workforce, have not had any material adverse impact on our financial reporting systems, internal controls over financial reporting or disclosure controls and procedures. At this time, we have not laid off, furloughed, or terminated any employee in response to the COVID-19 Pandemic. The Compensation Committee of our Board may reevaluate the performance goals and other aspects of the compensation arrangements of our executive officers later in 2020 as more information about the effects of the COVID-19 Pandemic become known.

A prolonged period of mandated closures or other social-distancing guidelines may adversely impact our tenants’ ability to generate sufficient revenues, and could force tenants to default on their leases, or result in the bankruptcy or insolvency of tenants, which would diminish the rental revenue we receive under our leases. The uncertainty surrounding the pandemic precludes any prediction as to the ultimate adverse impact on the Company. Nevertheless, the COVID-19 Pandemic presents material uncertainty and risk with respect to our performance, business or financial condition, results from operations and cash flows. The extent of the effects of the COVID-19 Pandemic on our business, results of operations, cash flows, and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty. See Part I – Item 1A. Risk Factors of our Annual Report on Form 10-K and in this 10-Q in Part II – Item 1A. Risk Factors. However, we believe the actions we are taking will help minimize interruptions to our operations and will put us in the best position to participate in the recovery when the time comes. Management and the Board will continue to actively monitor the effects of the pandemic, including governmental directives in the jurisdictions in which we operate and the recommendations of public health authorities, and will, as needed, take further measures to adapt our business in the best interests of our shareholders and personnel.

OVERVIEW

We are a diversified real estate operating company. We own and manage, sometimes utilizing third-party property management companies, thirty-six commercial real estate properties in twelve states in the United States. As of March 31, 2020, we owned twenty-nine single-tenant and seven multi-tenant income-producing properties with approximately 2.3 million square feet of gross leasable space. See Note 24, “Subsequent Events”, for information related to the two single-tenant income properties sold subsequent to March 31, 2020.

In addition to our income property portfolio, as of March 31, 2020, our business included the following:

Management Services:

•

A fee-based management business that is engaged in managing Alpine Income Property Trust, Inc. (“PINE”) and the entity that holds the approximately 4,900 acres of undeveloped land in Daytona Beach, Florida (the “Land JV”), see Note 5, “Related Party Management Services Business”.

Commercial Loan Investments:

•	A portfolio of commercial loan investments.

Real Estate Operations:

•	A portfolio of mineral interests consisting of approximately 455,000 subsurface acres in 20 counties in the State of Florida and a portfolio of mitigation credits;

•	A retained interest in the Land JV which is seeking to sell approximately 4,900 acres of undeveloped land in Daytona Beach, Florida; and

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

Our business also includes, as outlined above, our initial investment in PINE of approximately $38.8 million, or approximately 22.5% of the PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “Operating Partnership”), which are exchangeable into common stock of PINE on a one-for-one basis, at PINE’s election. Our investment in PINE should generate investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in Investment Income on the accompanying statement of operations.

Discontinued Operations. The Company reports the historical financial position and results of operations of disposed businesses as discontinued operations when it has no continuing interest in the business. On October 16, 2019, the Company sold a controlling interest in its wholly owned subsidiary that held the approximately 5,300 acres of undeveloped land in Daytona Beach, Florida. On October 17, 2019, the Company sold its interest in the LPGA golf operations. For the three months ended March 31, 2019, the Company has reported the historical financial position and the results of operations related to the Land JV and the golf operations as discontinued operations (see Note 23, “Assets and Liabilities Held for Sale and Discontinued Operations”). The cash flows related to discontinued operations have been disclosed.

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

We believe investment in each of these income-producing asset classes provides attractive opportunities for stable current cash flows and increased returns in the long run and the potential for capital appreciation. We currently expect a short term decrease in cash from operations as our tenants are impacted by the COVID-19 Pandemic and, while contractually obligated, some have not paid rent during April 2020. See Note 24, “Subsequent Events” for the Company’s disclosure related to the potential cash flow impact as well as Note 1, “Description of Business and Principles of Interim Statements” for the accounting treatment of potential lease modifications associated with tenant rent relief requests due to the COVID-19 Pandemic. A prolonged imposition of mandated closures or other social-distancing guidelines as a result of the COVID-19 Pandemic may adversely impact more our tenants’ ability to generate sufficient revenues, and could force additional tenants to default on their leases, or result in the bankruptcy or insolvency of tenants, which would diminish the rental revenue we receive under our leases. The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate adverse impact on our business.

2020 Acquisitions. During the three months ended March 31, 2020, the Company acquired two multi-tenant income properties for a purchase price of approximately $137.2 million, or an acquisition cost of approximately $137.7 million including capitalized acquisition costs. Of the total acquisition cost, approximately $46.7 million was allocated to land, approximately $74.0 million was allocated to buildings and improvements, approximately $18.8 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and approximately $1.8 million was allocated to intangible liabilities for the below market lease value.

The properties acquired during the three months ended March 31, 2020 are described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Purchase Price	Percentage Leased	Remaining Lease Term at Acquisition Date (in years)
Crossroads Towne Center	Multi-Tenant	Chandler, AZ	01/24/20	254,109	$61,800,000	99%	5.0
Perimeter Place	Multi-Tenant	Atlanta, GA	02/21/20	268,572	75,435,000	80%	3.6
			Total / Weighted Average	522,681	$137,235,000		4.2

2020 Dispositions. No income properties were disposed of during the three months ended March 31, 2020. See Note 24, “Subsequent Events”, for information related to the two single-tenant income properties sold subsequent to March 31, 2020.

Our current portfolio of twenty-nine (29) single-tenant income properties generates approximately $20.0 million of revenues from straight-line base lease payments on an annualized basis and had a weighted average remaining lease term of 14.1 years as of March 31, 2020. Our current portfolio of seven (7) multi-tenant properties generates approximately $21.7 million of revenue from straight-line base lease payments on an annualized basis and had a weighted average remaining lease term of 5.3 years as of March 31, 2020.

We self-developed two single-tenant net lease restaurant properties on a 6-acre beachfront parcel in Daytona Beach, Florida. The development was completed in January of 2018 and rent commenced from both tenants pursuant to their separate leases. On a limited basis, we have acquired and may continue to selectively acquire other real estate, either vacant land or land with existing structures, that we would demolish and develop into additional income properties, possibly in the downtown and beachside areas of Daytona Beach, Florida. Through March 31, 2020, we invested approximately $5.3 million to acquire approximately 6.0 acres in downtown Daytona Beach that is located in an opportunity zone. Specifically, our investments in the Daytona Beach area would target opportunistic acquisitions of select catalyst sites, which are typically distressed, with an objective of having short investment horizons. Should we pursue such acquisitions, we may seek to partner with developers to develop these sites rather than self-develop the properties.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. In the recent past, the Company was pursuing an effort to the monetize certain of our multi-tenant income properties with the Company intending to reinvest the potential proceeds from these dispositions into single-tenant net lease income properties. As a result of that strategy, we sold three multi-tenant income properties during the year ended December 31, 2019. In part, as a result of entering the exclusivity and right of first offer agreement with PINE (the “Exclusivity and ROFO Agreement”) which generally prevents us from investing in single-tenant net lease income properties, our income property investment strategy will be focused primarily on multi-tenant retail and office properties. We may pursue this strategy, in part, by monetizing certain of our single-tenant properties, and should we do so, we would seek to utilize the 1031 like-kind exchange structure to preserve the tax-deferred gain on the original transaction(s) that pertains to the replacement asset.

Real Estate Operations – Continuing

Revenue from continuing real estate operations consisted of the following for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenue Description	($000's)	($000's)
Mitigation Credit Sales	$4	$—
Subsurface Revenue	77	208
Fill Dirt and Other Revenue	—	27
Total Real Estate Operations Revenue	$81	$235

Daytona Beach Development. During 2018, the Company acquired a 5-acre parcel of land with existing structures in downtown Daytona Beach, for a purchase price of approximately $2.0 million. As of March 31, 2020, the Company has also acquired other contiguous parcels totaling approximately 1-acre for approximately $2.1 million. Combined, these parcels represent the substantial portion of an entire city block in downtown Daytona Beach adjacent to International Speedway Boulevard, a major thoroughfare in Daytona Beach. We have engaged a national real estate brokerage firm to assist us in identifying a developer or investor to acquire a portion or all of the property or to contribute into a potential joint venture to redevelop the property. We are pursuing entitlements for the potential redevelopment of these parcels, along with certain other adjacent land parcels, some of which we have under contract for purchase. As of March 31, 2020, we have incurred approximately $1.2 million in raze and entitlement costs related to these parcels.

Other Real Estate Assets. The Company owns mitigation credits with a cost basis of approximately $2.6 million as of March 31, 2020. As of December 31, 2019, the Company owned mitigation credits with a cost basis of approximately $2.3 million. The increase in mitigation credit cost basis for the three months ended March 31, 2020 compared to December 31, 2019 is primarily the result of the 20 mitigation credits acquired from the Mitigation Bank, as defined in Note 7, “Investments in Joint Ventures”, during March 2020 totaling approximately $1.5 million, or approximately $75,000 per credit. The cost basis was reduced by the impact of approximately 16 mitigation credits with a cost basis of approximately $1.2 million that were provided at no cost to buyers. Additionally, the Company purchased approximately 2 mitigation credits from the Mitigation Bank JV, for approximately $224,000. The aggregate cost of sales charge of  approximately $1.5 million, which is not expected to be a recurring charge, was included in direct costs of revenues of real estate operations during the three months ended March 31, 2020 in the consolidated statements of operations. Mitigation credit sales totaled approximately $4,000 during the three months ended March 31, 2020. There were no mitigation credit sales during the three months ended March 31, 2019.

Subsurface Interests. As of March 31, 2020, the Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 455,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage.

There were no subsurface sales during the three months ended March 31, 2020 and 2019.

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

Lease generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the three months ended March 31, 2019, lease income of approximately $199,000 was recognized, with no lease income recognized during the three months ended March 31, 2020.

During the three months ended March 31, 2020 and 2019, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled approximately $10,000 and $8,000 during the three months ended March 31, 2020 and 2019, respectively.

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

Cash payments for the release of surface entry rights totaled approximately $65,000 during the three months ended March 31, 2020. There were no releases of surface entry rights during the three months ended March 31, 2019.

Real Estate Operations – Discontinued Operations

As of March 31, 2020, the Company continues to pursue land sales on the approximately 4,900 acres that formerly comprised its land holdings on behalf of the JV Partners in its role as Manager of the Land JV. The Company’s retained interest in the Land JV represents a notional 33.5% stake in the venture, the value of which may be realized in the form of distributions based on the timing and the amount of proceeds achieved when the land is ultimately sold by the Land JV. As of March 31, 2020, the Land JV has completed approximately $22.0 million in land sales since its inception in mid-October 2019 and currently has a pipeline of 12 purchase and sale agreements for potential land sale transactions representing approximately $87.9 million of potential proceeds to the Land JV. The roughly 4,100 acres under contract represents approximately 84% of the total remaining land in the Land JV.

The Company currently serves as the manager of the Land JV and is responsible for day-to-day operations at the direction of the JV Partners. All major decisions and certain other actions that can be taken by the Manager must be approved by the unanimous consent of the JV Partners (the “Unanimous Actions”). Unanimous Actions include such matters as the approval of pricing for all land parcels in the Land JV; approval of contracts for the sale of land that contain material revisions to the standard purchase contract of the Land JV; entry into any lease agreement affiliated with the Land JV;  entering into listing or brokerage agreements; approval and amendment of the Land JV’s operating budget; obtaining financing for the Land JV; admission of additional members; and dispositions of the Land JV’s real property for amounts less than market value. Pursuant to the operating agreement of the Land JV, the Land JV will pay the Manager a management fee in the initial amount of $20,000 per month, which amount will be reevaluated on a quarterly basis and reduced based on the value of real property that remains in the Land JV.

During the three months ended March 31, 2019, a total of approximately 9.9 acres were sold for approximately $3.3 million.

SUMMARY OF OPERATING RESULTS FOR THE QUARTER ENDED MARCH 31, 2020 COMPARED TO MARCH 31, 2019

REVENUE

Total revenue for the three months ended March 31, 2020 is presented in the following summary and indicates the changes as compared to three months ended March 31, 2019:

	Revenue for the	Increase (Decrease)
	Quarter Ended	Vs. Same Period	Vs. Same Period
	3/31/2020	in 2019	in 2019
Operating Segment	($000's)	($000's)	(%)
Income Properties	$11,003	$279	3%
Management Services	702	702	100%
Commercial Loan Investments	1,052	1,052	100%
Real Estate Operations	81	(154)	-66%
Total Revenue	$12,838	$1,879	17%

Total revenue for the three months ended March 31, 2020 to approximately $12.8 million, compared to approximately $11.0 million during the same period in 2019. The increase in total revenue reflects the net impact of an increase in revenue from our income property operations of approximately $279,000, which is the result of an increase in revenue of approximately $4.9 million from recent acquisitions and a decrease relating to our recent dispositions of income properties which decrease totaled approximately $4.4 million. In addition, our revenues increased by approximately $702,000 in connection with the management fees we earned from PINE and the Land JV and total revenues increased by approximately $1.1 million from the revenue generated by our commercial loan portfolio due to two loan originations during the second and third quarters of 2019. These increases were offset by a decrease of approximately $154,000 in the revenue we generated from our real estate operations segment, primarily related to the termination of the subsurface lease as described in Note 2, “Revenue Recognition”.

	Revenue for the	Increase (Decrease)
	Quarter Ended	Vs. Same Period	Vs. Same Period
	3/31/2020	in 2019	in 2019
Income Property Operations Revenue	($000's)	($000's)	(%)
Revenue from Recent Acquisitions	$4,875	$4,875	100%
Revenue from Recent Dispositions	—	(4,351)	-100%
Revenue from Remaining Portfolio	5,654	(138)	-2%
Accretion of Above Market/Below Market Intangibles	474	(107)	-18%
Total Income Property Operations Revenue	$11,003	$279	3%

	Revenue for the	Increase (Decrease)
	Quarter Ended	Vs. Same Period	Vs. Same Period
	3/31/2020	in 2019	in 2019
Real Estate Operations Revenue	($000's)	($000's)	(%)
Mitigation Credit Sales	$4	$4	100%
Subsurface Revenue	77	(131)	-63%
Other Revenue	—	(27)	100%
Total Real Estate Operations Revenue	$81	$(154)	-66%

NET INCOME (LOSS)

Net income (loss) and basic net income (loss) per share for the quarter ended March 31, 2020, compared to the same period in 2019, was as follows:

		Increase (Decrease)
	Quarter Ended	Vs. Same Period
	3/31/2020	in 2019
	($000's)	($000's)
Net Loss from Continuing Operations ($000's)	$(12,262)	$(17,605)
Income from Discontinued Operations (Net of Income Tax) ($000's)	$—	$(1,125)
Net Loss ($000's)	$(12,262)	$(18,730)
Basic Net Loss from Continuing Operations Per Share	$(2.60)	$(3.60)
Basic Net Income from Discontinued Operations Per Share	$—	$(0.21)
Basic Net Loss Per Share	$(2.60)	$(3.81)

Our above results for the quarter ended March 31, 2020, as compared to the same period in 2019, reflected the following significant operating elements in addition to the impacts on revenues described above:

•

A decrease in investment and other income of approximately $13.2 million primarily due to the decrease in the closing stock price of PINE resulting in the unrealized, non-cash loss on the Company’s investment in PINE of approximately $13.7 million, or $2.19 per share, after tax;

•

An increase in impairment charges of approximately $1.9 million related to the Company’s implementation of CECL, hereinafter defined, resulting in an allowance reserve of approximately $252,000, in addition to the impairment totaling approximately $1.6 million related to marketing the Company’s loan portfolio in advance of their upcoming maturities to further strengthen the Company’s liquidity;

•	An increase in management fee income of approximately $702,000, attributable to the first quarter management fees of PINE and the Land JV totaling approximately $649,000 and $53,000, respectively;

•

An increase in interest income from commercial loan investments of approximately $1.1 million related to the Company’s loan portfolio, for which the Company had no loan investments during the first quarter of 2019;

•

An increase in the direct cost of real estate operations of approximately $1.5 million associated with the cost basis of approximately 20 mitigation credits provided at no cost to buyers, of which is not recurring in nature;

•	An increase in depreciation and amortization expense of approximately $1.2 which is primarily due to the increase in the Company’s income property portfolio; and

•

A decrease in gain on disposition of assets totaling approximately $6.9 million attributable to the gain on the Whole Foods sale completed during the first quarter of 2019, with no income property dispositions during the first quarter of 2020.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $11.0 million and $8.9 million, respectively, during the three months ended March 31, 2020, compared to total revenue and operating income of approximately $10.7 million and $8.8 million, respectively, for the three months ended March 31, 2019. The direct costs of revenues for our income property operations totaled approximately $2.1 million and $1.9 million for the three months ended March 31, 2020 and 2019, respectively. The increase in revenues of approximately $279,000, or 3%, during the three months ended March 31, 2020 reflects our expanded portfolio of income properties including increases of approximately $4.9 million due to recent acquisitions, offset by the decrease of approximately $4.4 million related to properties we sold during 2019. Revenue from our income properties during the quarters ended March 31, 2020 and 2019 also includes approximately $474,000 and $581,000, respectively, in revenue from the net accretion of the above-market and below-market lease intangibles, of which a significant portion is attributable to Wells Fargo Raleigh. Our increased operating income from our income property operations reflects increased rent revenues, offset by an increase of approximately $181,000 in our direct costs of revenues which was primarily comprised of approximately $1.1 million in increased operating expenses related to our recent acquisitions, offset by the reduction in operating expenses related to the property dispositions completed in 2019.

We currently expect a short term decrease in cash from income property operations as our tenants are impacted by the COVID-19 Pandemic and, while contractually obligated, some have not paid rent during April 2020 (see Note 24, “Subsequent Events” for the Company’s disclosure related to the potential cash flow impact on the Company due to the COVID-19 Pandemic). A prolonged imposition of mandated closures or other social-distancing guidelines as a result of the COVID-19 Pandemic may adversely impact our tenants’ ability to generate sufficient revenues, and could force additional tenants to default on their leases, or result in the bankruptcy or insolvency of tenants, which would diminish the rental revenue we receive under our leases. The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate adverse impact on our business.

MANAGEMENT SERVICES

Revenue from our management services totaled approximately $702,000 during the three months ended March 31, 2020 with no revenue recognized during the three months ended March 31, 2019. During the three months ended March 31, 2020, the Company earned management services revenue from PINE of approximately $649,000 and approximately $53,000 from the Land JV.

COMMERCIAL LOAN INVESTMENTS

Interest income from our commercial loan investments totaled approximately $1.1 million during the three months ended March 31, 2020. There was no interest income from commercial loan investments for the three months ended March 31, 2019. The increase is due to the timing of investing in the Company’s commercial loan investment portfolio, as the Company had no loan investments during the first quarter of 2019.

REAL ESTATE OPERATIONS

During the three months ended March 31, 2020, the operating loss from real estate operations was approximately $1.4 million on revenues totaling approximately $81,000. During the three months ended March 31, 2019, operating income was approximately $189,000 on revenues totaling approximately $235,000. The operating loss was due to the decrease in revenue of approximately $154,000 and the charge of approximately $1.5 million attributable to the approximately 20 mitigation credits, with a cost basis of approximately $1.5 million, provided at no cost to buyers, which is not expected to be recurring in nature.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative expenses for the three months ended March 31, 2020 is presented in the following summary and indicates the changes as compared to the three months ended March 31, 2019:

	G&A Expense	(Increase) Decrease
	Quarter Ended	Vs. Same Period	Vs. Same Period
	3/31/2020	in 2019	in 2019
General and Administrative Expenses	($000's)	($000's)	(%)
Recurring General and Administrative Expenses	$2,273	$(583)	-35%
Non-Cash Stock Compensation	819	(7)	-1%
Total General and Administrative Expenses	$3,092	$(590)	-24%

General and administrative expenses totaled approximately $3.1 million and $2.5 million for the quarters ended March 31, 2020 and 2019, respectively. The approximately $590,000 increase in recurring general and administrative expenses is primarily the result of an increase in legal and tax fees related to the Company’s potential REIT conversion of approximately $127,000 as well as approximately $268,000 of increased audit, tax, and legal fees primarily attributable to the significant transactions completed during the fourth quarter of 2019 including the Land JV and the asset portfolio sale to PINE.

GAINS AND IMPAIRMENT CHARGES

In light of the COVID-19 Pandemic, the Company began marketing its commercial loan portfolio in advance of their upcoming maturities to further strengthen the Company’s liquidity. The Company received multiple bids including a bid offering a value that was at a discount to par. Additionally, the Company implemented the guidance regarding current expected credit losses (“CECL”) effective January 1, 2020, which resulted in an allowance reserve of approximately $252,000. The CECL reserve combined with the impairment related to marketing the loan portfolio resulted in an aggregate impairment charge on the loan portfolio of approximately $1.9 million, or $0.30 per share, after tax. There were no impairment charges included in continuing operations during the three months ended March 31, 2019.

On March 30, 2020, the Company repurchased $5.0 million of the 2025 Notes for $3.8 million, representing a cash discount of approximately $1.2 million. The gain on the repurchase of approximately $637,000, net of the pro-rata share of the conversion value, is included in Gain on Extinguishment of Debt in the consolidated statements of operations for the three months ended March 31, 2020.

There were no dispositions of assets during the three months ended March 31, 2020. See Note 24, “Subsequent Events”, for information related to the two single-tenant income properties sold subsequent to March 31, 2020. During the three months ended March 31, 2019, one multi-tenant income property, which was classified in Assets Held for Sale as of December 31, 2018, was disposed of. On February 21, 2019, the Company sold its approximately 59,000 square foot multi-tenant retail property anchored by a Whole Foods Market retail store located in Sarasota, Florida for approximately $24.62 million (the “Whole Foods Sale”). The gain on the Whole Foods Sale totaled approximately $6.9 million, or approximately $0.96 per share, after tax. The Company applied the proceeds from the Whole Foods Sale towards the purchase of the previously-acquired portfolio of eight single-tenant ground leased income properties in Jacksonville, Florida, through a reverse 1031 like-kind exchange structure.

INVESTMENT AND OTHER INCOME

During the three months ended March 31, 2020, the closing stock price of PINE decreased by $6.72 per share, with a closing price of $12.31 on March 31, 2020. As a result, the Company recognized an unrealized, non-cash loss on its 2,039,644 shares (including OP Units) of approximately $13.7 million, or $2.19 per share, after tax, which is included in Investment and Other Income (Loss).

DISCONTINUED OPERATIONS

During the three months ended March 31, 2020, there was no activity related to discontinued operations. During the three months ended March 31, 2019, discontinued operations activity consisted of land operations and golf operations, which were sold during the fourth quarter of 2019.

INTEREST EXPENSE

Interest expense totaled approximately $3.5 million and $2.9 million for the three months ended March 31, 2020 and 2019, respectively. The increase of approximately $529,000 is due to increased interest expense of approximately $321,000 related to higher outstanding balances on the Credit Facility and higher non-cash amortization of the discount related to the 2025 Notes totaling approximately $173,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled approximately $18.6 million at March 31, 2020. Restricted cash totaled approximately $2.9 million at March 31, 2020 of which approximately $1.5 million is being held in a general tenant improvement reserve account with Wells Fargo in connection with our financing of the property located in Raleigh, NC leased to Wells Fargo (“Wells Fargo Raleigh”); approximately $0.9 million is being held in reserves for the $8.0 million first mortgage loan originated in June 2019, the $3.5 million first mortgage loan originated in January 2020, and the $3.4 million first mortgage loan originated in February 2020; approximately $273,000 is being held in a capital replacement reserve account in connection with our financing of six income properties with Wells Fargo Bank, NA (“Wells Fargo”); approximately $84,000 of cash is being held in multiple separate escrow accounts to be reinvested through the like-kind exchange structure into other income properties; and approximately $78,000 is being held in an escrow account related to a separate land transaction which closed in February 2017.

Our total cash balance at March 31, 2020, reflected cash flows provided by our operating activities totaling approximately $3.6 million during the three months ended March 31, 2020, compared to the prior year’s cash flows provided by operating activities totaling approximately $4.2 million in the same period in 2019, a decrease of approximately $0.6 million. The decrease of approximately $0.6 million primarily consists of the aggregate increase in management fee income and interest income from commercial loan investments of approximately $1.8 million, offset by an increase in approximately $1.5 million of cash utilized in the first quarter of 2020 for the purchase of 20 mitigation credits put by the Mitigation Bank JV and a decrease of approximately $1.7 million of cash that was provided by discontinued operations, primarily real estate operations, during the first quarter of 2019. The net change in operating cash is also impacted by various other differences with regards to the timing of payments within other assets, accounts payable, and accrued and other liabilities.

Our cash flows used in investing activities totaled approximately $144.8 million for the three months ended March 31, 2020, compared to cash flows provided by investing activities of approximately $23.8 million for the three months ended March 31, 2019, a decrease of approximately $168.6 million. The decrease is primarily the result of cash outflows for income property acquisitions and commercial loan investments totaling approximately $138 million and $6.8 million, respectively, in addition to a decrease of approximately $24.0 million related to proceeds received during the first quarter of 2019 for the Whole Foods Sale.

Our cash flows provided by financing activities totaled approximately $27.8 million for the three months ended March 31, 2020, compared to cash flows used in financing activities of approximately $46.0 million for the three months ended March 31, 2019, an increase of approximately $73.8 million. The increase in cash provided by financing activities is primarily related to the draws on the Company’s Credit Facility during the three months ended March 31, 2020 to increase our liquidity position related to the COVID-19 Pandemic. Net draws on the Credit Facility totaled approximately $39 million during the three months ended March 31, 2020, as compared to net repayments on the Credit Facility of approximately $40.9 million during the three months ended March 31, 2019. The increase in Credit Facility draws was partially offset by the Open Market Purchase, hereinafter defined, of $5 million of 2025 Notes for cash of approximately $3.8 million.

LONG-TERM DEBT

As of March 31, 2020, the Company’s outstanding indebtedness, at face value, was as follows:

	Face	Maturity	Interest
	Value Debt	Date	Rate
Credit Facility (1)	$198,845,349	May 2023	30-day LIBOR plus 1.35% - 1.95%
Mortgage Note Payable (originated with Wells Fargo) (2)	30,000,000	October 2034	4.330%
Mortgage Note Payable (originated with Wells Fargo) (3)	23,711,104	April 2021	3.170%
3.875% Convertible Senior Notes due 2025	70,000,000	April 2025	3.875%
Total Long-Term Face Value Debt	$322,556,453

(1)Effective March 31, 2020, utilized interest rate swap to achieve fixed interest rate of 0.7325% plus the applicable spread on $100 million of the outstanding principal balance.

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

(3)

Secured by the Company’s income property leased to Wells Fargo Raleigh. The mortgage loan has a 5-year term with two years interest only, and interest and a 25-year amortization for the balance of the term. The mortgage loan bears a variable rate of interest based on the 30-day LIBOR plus a rate of 190 basis points. The interest rate for this mortgage loan has been fixed through the use of an interest rate swap that fixed the rate at 3.17%. The mortgage loan can be prepaid at any time subject to the termination of the interest rate swap. Amortization of the principal balance began in May 2018.

Credit Facility. The Company’s revolving credit facility (the “Credit Facility”), with Bank of Montreal (“BMO”) serving as the administrative agent for the lenders thereunder, is unsecured with regard to our income property portfolio but is guaranteed by certain wholly owned subsidiaries of the Company. The Credit Facility bank group is led by BMO and also includes Wells Fargo and Branch Banking & Trust Company. On September 7, 2017, the Company executed the second amendment and restatement of the Credit Facility (the “2017 Amended Credit Facility”).

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

On November 26, 2019, the Company entered into the Third Amendment to the Second Amended and Restated Credit Agreement (the “Second 2019 Revolver Amendment”), which further amends the 2017 Amended Credit Facility. The Second 2019 Revolver Amendment included, among other things, an adjustment of certain financial maintenance covenants, including a temporary reduction of the minimum fixed charge coverage ratio to allow the Company to redeploy the proceeds received from the sale of certain income properties to PINE (the “PINE Income Property Sale Transactions”), and an increase in the maximum amount the Company may invest in stock and stock equivalents of real estate investment trusts to allow the Company to invest in the common stock and operating partnership units of PINE.

At March 31, 2020, the current commitment level under the Credit Facility was $200.0 million. The available borrowing capacity under the Credit Facility was approximately $1.2 million, based on the level of borrowing base assets. As of March 31, 2020, the Credit Facility had a $198.8 million balance outstanding. See Note 24, “Subsequent Events” for a discussion of the potential impact on borrowing base assets due to the COVID-19 Pandemic.

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

Convertible Debt. The Company’s $75.0 million aggregate principal amount of 4.50% Convertible Notes (the “2020 Notes”) were scheduled to mature on March 15, 2020; however, the Company completed the Note Exchanges, hereinafter defined, on February 4, 2020. The initial conversion rate was 14.5136 shares of common stock for each $1,000 principal amount of the 2020 Notes, which represented an initial conversion price of approximately $68.90 per share of common stock.

On February 4, 2020, the Company closed privately negotiated exchange agreements with certain holders of its outstanding 2020 Notes pursuant to which the Company issued approximately $57.4 million principal amount of 3.875% Convertible Senior Notes due 2025 (the “2025 Notes”) in exchange for approximately $57.4 million principal amount of the 2020 Notes (the “Note Exchanges”).  In addition, the Company closed a privately negotiated purchase agreement with an investor, who had not invested in the 2020 Notes, and issued approximately $17.6 million principal amount of the 2025 Notes (the “New Notes Placement,” and together with the Note Exchanges, the “Convert Transactions”). The Company used approximately $5.9 million of the proceeds from the New Notes Placement to repurchase approximately $5.9 million of the 2020 Notes. As a result of the Convert Transactions there was a total of $75.0 million aggregate principal amount of 2025 Notes outstanding.

In exchange for issuing the 2025 Notes pursuant to the Note Exchanges, the Company received and cancelled the exchanged 2020 Notes. The $11.7 million of net proceeds from the New Notes Placement were used to redeem at maturity on March 15, 2020 approximately $11.7 million of the aggregate principal amount of the 2020 Notes that remained outstanding.

On March 30, 2020, the Company repurchased $5.0 million aggregate principal amount of 2025 Notes (the “Open Market Purchase”) at an approximate $1.2 million discount, resulting in a gain on the extinguishment of debt of approximately $637,000. Following the repurchase of the 2025 Notes in the Open Market Purchase, $70.0 million aggregate principal amount of the 2025 Notes remains outstanding.

The 2025 Notes represent senior unsecured obligations of the Company and pay interest semi-annually in arrears on each April 15th and October 15th, commencing on April 15, 2020, at a rate of 3.875% per annum. The 2025 Notes mature on April 15, 2025 and may not be redeemed by the Company prior to the maturity date. The conversion rate for the 2025 Notes is initially 12.7910 shares of the Company’s common stock per $1,000 of principal of the 2025 Notes (equivalent to an initial conversion price of approximately $78.18 per share of the Company’s common stock). The initial conversion price of the 2025 Notes represents a premium of approximately 20% to the $65.15 closing sale price of the Company’s common stock on the NYSE American on January 29, 2020. If the Company’s Board of Directors increases the quarterly dividend above the $0.13 per share in place at issuance, the conversion rate is adjusted with each such increase in the quarterly dividend amount. After the first quarter 2020 dividend, the conversion rate is equal to 12.8155 shares of common stock for each $1,000 principal amount of 2025 Notes, which represents an adjusted conversion price of approximately $78.03 per share of common stock. The 2025 Notes are convertible into cash, common stock or a combination thereof, subject to various conditions, at the Company’s option. Should certain corporate transactions or events occur prior to the stated maturity date, the Company will increase the conversion rate for a holder that elects to convert its 2025 Notes in connection with such corporate transaction or event.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their 2025 Notes for conversion prior to January 15, 2025 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of 2025 Notes, or specified corporate events including a change in control of the Company. The Company may not redeem the 2025 Notes prior to the stated maturity date and no sinking fund is provided for the 2025 Notes. The 2025 Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the 2025 Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the 2025 Notes were accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the 2025 Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the 2025 Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. As of March 31, 2020, the unamortized debt discount of our Notes was approximately $7.9 million.

Acquisitions and Investments. As noted previously, the Company acquired two multi-tenant income properties during the three months ended March 31, 2020 for an aggregate purchase price of approximately $137.2 million. These acquisitions included the following:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Purchase Price	Percentage Leased	Remaining Lease Term at Acquisition Date (in years)
Crossroads Towne Center	Multi-Tenant	Chandler, AZ	01/24/20	254,109	$61,800,000	99%	5.0
Perimeter Place	Multi-Tenant	Atlanta, GA	02/21/20	268,572	75,435,000	80%	3.6
		Total / Weighted Average		522,681	$137,235,000		4.2

The Company’s guidance for 2020 investments in income-producing properties totaled between $160 million and $210 million. We expect to fund such acquisitions utilizing cash on hand, cash from operations, proceeds from the dispositions of income properties and potentially the sale of all or a portion of our Subsurface Interests, and borrowings, if available. We expect dispositions of income properties and subsurface interests will qualify under the like-kind exchange deferred-tax structure, and additional financing sources.

Dispositions. No income properties were disposed of during the three months ended March 31, 2020. See Note 24, “Subsequent Events”, for information related to the two single-tenant income properties sold subsequent to March 31, 2020.

Contractual Commitments. In connection with the acquisition of Perimeter Place in Atlanta, Georgia on February 21, 2020, the Company received approximately $460,000 of credits from the seller of the property for tenant improvement allowances and leasing commissions for multiple tenants. Such credits have been included in accrued and other liabilities. No payments have been made during the three months ended March 31, 2020, accordingly, the remaining commitment is approximately $460,000.

In connection with the acquisition of the Crossroads Towne Center property in Chandler, Arizona on January 24, 2020, the Company received approximately $1.3 million of credits from the seller of the property for tenant improvement allowances and leasing commissions for two tenants. Such credits have been included in accrued and other liabilities. No payments have been made during the three months ended March 31, 2020, accordingly, the remaining commitment is approximately $1.3 million.

In connection with the acquisition of The Strand property located in Jacksonville, FL on December 9, 2019, the Company received a credit of approximately $450,000 for a tenant improvement allowance for one of the tenants of The Strand. Accordingly, this amount is included in accrued and other liabilities in the accompanying consolidated balance sheets as of December 31, 2019. During the three months ended March 31, 2020, the improvements were completed by the tenant and the Company funded the $450,000.

In connection with the Daytona Beach Development, the Company has executed agreements to raze certain existing structures, which commitments totaled approximately $266,000 as of March 31, 2020.

Other Matters. In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 was accrued as of December 31, 2015, for which payment was made during the quarter ended September 30, 2016. Also, during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to approximately 148.4 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs, and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of June 30, 2016, the final proposal from the Company’s third-party environmental engineer was received reflecting a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the second quarter of 2016. During the first quarter of 2019, the Company received a revised estimate for completion of the restoration work for which the adjusted final total cost was approximately $2.4 million. Accordingly, an increase in the accrual of approximately $361,000 was recorded during the first quarter of 2019. The Company has funded approximately $2.3 million of the total $2.4 million of estimated costs through March 31, 2020, leaving a remaining accrual of approximately $87,000. The Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately $87,000 could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimates.

During the first quarter of 2017, the Company completed the sale of approximately 1,581 acres of land to Minto Communities LLC which acreage represents a portion of the Company’s remaining $430,000 obligation. Accordingly, the Company deposited $423,000 of cash in escrow to secure performance on the obligation. The funds in escrow can be drawn upon completion of certain milestones including completion of restoration and annual required monitoring. The first such milestone was achieved during the fourth quarter of 2017 and $189,500 of the escrow was refunded. The second milestone related to the completion of the first-year maintenance and monitoring was achieved during the first quarter of 2019 and $77,833 of the escrow was refunded, leaving an escrow balance of approximately $156,000 as of December 31, 2019. The third milestone related to the completion of the second-year maintenance and monitoring was achieved during the first quarter of 2020 and $77,833 of the escrow was refunded, leaving an escrow balance of approximately $78,000 as of March 31, 2020. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. Resolution of this matter allowed the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. As of June 30, 2017, the Company determined that approximately 36 mitigation credits were required to be utilized, which represents approximately $298,000 in cost basis of the Company’s mitigation credits. Accordingly, the Company transferred the mitigation credits through a charge to direct cost of revenues of real estate operations during the three months ended June 30, 2017, thereby resolving the required mitigation activities related to the approximately 54.66 acres.

As of March 31, 2020, we have no other contractual requirements to make capital expenditures.

We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations and approximately $1.2 million of available capacity on the existing $200.0 million Credit Facility, based on our current borrowing base of income properties, as of March 31, 2020.

Our Board and management consistently review the allocation of capital with the goal of providing the best long-term return for our shareholders. These reviews consider various alternatives, including increasing or decreasing regular dividends, repurchasing the Company’s securities, and retaining funds for reinvestment. Annually, the Board reviews our business plan and corporate strategies, and makes adjustments as circumstances warrant. Management’s focus is to continue our strategy to diversify our portfolio by redeploying proceeds from like-kind exchange transactions and utilizing our Credit Facility to increase our portfolio of income-producing properties, providing stabilized cash flows with strong risk-adjusted returns primarily in larger metropolitan areas and growth markets.

We believe that we currently have a reasonable level of leverage. Our strategy is to utilize leverage, when appropriate and necessary, and proceeds from sales of income properties, the disposition or payoffs on our commercial loan investments, and certain transactions in our subsurface interests, to acquire income properties. We may also acquire or originate commercial loan investments, invest in securities of real estate companies, or make other shorter-term investments. Our targeted investment classes may include the following:

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

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in conformity with United States GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2019. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. During the three months ended March 31, 2020, there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our Credit Facility, as this facility carries a variable rate of interest. Our borrowings on our $200.0 million revolving Credit Facility bear a variable rate of interest based on the 30-day LIBOR plus a rate of between 135 basis points and 195 basis points based on our level of borrowing as a percentage of our total asset value. Effective March 31, 2020, the Company utilized an interest rate swap to achieve a fixed interest rate of 0.7325% plus the applicable spread on $100 million of the outstanding principal balance. As of March 31, 2020, the outstanding balance on our Credit Facility was approximately $198.8 million. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by approximately $2.0 million. The $23.7 million mortgage loan which closed on April 15, 2016, bears a variable rate of interest based on the 30-day LIBOR plus a rate of 190 basis points. The interest rate for this mortgage loan has been fixed through the use of an interest rate swap that fixed the rate at 3.17%. By virtue of fixing the variable rate, our exposure to changes in interest rates is minimal but for the impact on Other Comprehensive Income. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of March 31, 2020, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of March 31, 2020, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”). However, in light of the onset of the COVID-19 Pandemic, we have expanded certain of the risk factors disclosed in the Form 10-K and added a risk factor to provide additional specificity to the matters covered by such risk factors:

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

•	acts of God, including natural disasters and global pandemics which impact the United States, which may result in uninsured losses;
•	acts of war or terrorism, including consequences of terrorist attacks;
•	changes in tenant preferences that reduce the attractiveness and marketability of our properties to tenants or cause decreases in market rental rates;

•	costs associated with the need to periodically repair, renovate or re-lease our properties;
•	increases in the cost of our operations, particularly maintenance, insurance or real estate taxes which may occur even when circumstances such as market factors and competition cause a reduction in our revenues;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances including in response to global pandemics whereby our tenants’ businesses are forced to close or remain open on a limited basis only; and

•	commodities prices.

The occurrence of any of the risks described above may cause the performance and value of our properties to decline, which could materially and adversely affect us.

Our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could materially and adversely affect us.

Each of our properties is occupied by a single tenant or multiple tenants. Therefore, the success of our investments in these properties is materially dependent upon the performance of our tenants. The financial performance of any one of our tenants is dependent on the tenant’s individual business, its industry and, in many instances, the performance of a larger business network that the tenant may be affiliated with or operate under. The financial performance of any one of our tenants could be adversely affected by poor management, unfavorable economic conditions in general, changes in consumer trends and preferences that decrease demand for a tenant’s products or services or other factors, including the impact of a global pandemic which affects the United States, over which neither they nor we have control. Our portfolio includes properties leased to tenants that operate in multiple locations, which means we own multiple properties operated by the same tenant. To the extent we own multiple properties operated by one tenant, the general failure of that single tenant or a loss or significant decline in its business could materially and adversely affect us.

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

The current COVID-19 Pandemic, and the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our tenant’s business operations and as a result adversely impact our financial condition, results of operations, cash flows and performance.

Since late December 2019, the COVID-19 Pandemic has spread globally, including every state in the United States. The COVID-19 Pandemic has had, and other future pandemics could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 Pandemic has significantly adversely impacted global economic activity and produced significant volatility in the global financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel.

Certain states and cities, including those in which we own properties, have also reacted by instituting quarantines, restrictions on travel, “shelter at home” rules, and importantly restrictions on the types of business that may continue to operate or requiring others to shut down completely. Additional states and cities may implement similar restrictions. As a result, the COVID-19 Pandemic is negatively impacting most every industry directly or indirectly. A number of our tenants have announced temporary closures of their stores and requested deferral, or in some instances, rent abatement while the pandemic remains. Many experts predict that the COVID-19 Pandemic will trigger, or even has already triggered, a period of global economic slowdown or possibly a global recession. The COVID-19 Pandemic, or a future pandemic, could have material and adverse effects on our ability to successfully operate our business and as a result our financial condition, results of operations and cash flows due to, among other factors:

•	a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action;
•

the reduced economic activity severely impacts our tenants' businesses, financial condition and liquidity and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;

•	the reduced economic activity could result in a recession, which could negatively impact consumer discretionary spending;
•

difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations on a timely basis;

•	a general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our portfolio of properties;
•

a deterioration in our or our tenants’ ability to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed for our or our tenants' efficient operations could adversely affect our operations and those of our tenants; and

•

the potential negative impact on the health of the Company’s personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during a disruption.

The extent to which the COVID-19 Pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with any degree of certainty, including the scope, severity and duration of the COVID-19 Pandemic, and the impact of actions taken by governmental and health organizations to contain the COVID-19 Pandemic or mitigate its impact, and the direct and indirect economic effects of the COVID-19 Pandemic and containment measures, among others. Additional closures by our tenants of their businesses and early terminations by our tenants of their leases could reduce our cash flows, which could impact our ability to continue paying dividends to our shareholders at expected levels or at all. The rapid onset of the COVID-19 Pandemic and the continued uncertainty of its duration and long-term impact precludes any prediction of the magnitude of the adverse impact on the U.S. economy, our tenant’s businesses and ours. Consequently, the COVID-19 Pandemic presents material uncertainty and risk with respect to our business operations, and therefore our financial condition, results of operations, and cash flows. Further, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, including those disclosed in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, should be interpreted as heightened risks as a result of the impact of the COVID-19 Pandemic.

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

We wish to caution readers that the assumptions, which form the basis for forward-looking statements with respect to or that may impact earnings for the year-ended December 31, 2020, and thereafter, include many factors that are beyond the Company’s ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the strength of the U.S. economy and real estate markets; the impact of a prolonged recession or downturn in economic conditions; our ability to successfully execute acquisition or development strategies; any loss of key management personnel; changes in local, regional, and national economic conditions affecting the real estate development business and income properties; the impact of environmental and land use regulations generally; extreme or severe weather conditions; the impact of competitive real estate activity; the loss of any major income property tenants;  and the availability of capital. These risks and uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended March 31, 2020, which were not previously reported.

The following share repurchases were made during the three months ended March 31, 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
1/01/2020 - 1/31/2020	—	$—	—	8,077
2/01/2020 - 2/29/2020	4,481	56.58	4,481	9,754,525	(1)
3/01/2020 - 3/31/2020	78,817	47.66	78,817	6,093,462
Total	83,298	$47.00	83,298

(1)In February 2020, the Company’s Board of Directors approved a $10 million stock repurchase program under which approximately $3.9 million of the Company’s stock had been repurchased as of March 31, 2020.  The repurchase program does not have an expiration date.

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

CONSOLIDATED-TOMOKA LAND CO.
(Registrant)

May 8, 2020	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

May 8, 2020	By:	/s/ Mark E. Patten
Mark E. Patten, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)