Form 10-Q
period 2020-06-30
CTO Realty Growth, Inc.
filed 2020-08-10
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 01-11350

CTO REALTY GROWTH, INC.

(Exact name of registrant as specified in its charter)

Florida	59-0483700
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1140 N. Williamson Blvd., Suite 140
Daytona Beach, Florida	32114
(Address of principal executive offices)	(Zip Code)

(386) 274-2202

(Registrant’s telephone number, including area code)

CONSOLIDATED-TOMOKA LAND CO.

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐

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

Class of Common Stock Outstanding

July 31, 2020

$1.00 par value 4,715,121

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CTO REALTY GROWTH, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2020	December 31, 2019
ASSETS
Property, Plant, and Equipment:
Income Properties, Land, Buildings, and Improvements	$480,683,312	$392,841,899
Other Furnishings and Equipment	745,482	733,165
Construction in Progress	42,499	24,788
Total Property, Plant, and Equipment	481,471,293	393,599,852
Less, Accumulated Depreciation and Amortization	(26,329,430)	(23,008,382)
Property, Plant, and Equipment—Net	455,141,863	370,591,470
Land and Development Costs	7,151,736	6,732,291
Intangible Lease Assets—Net	54,735,943	49,022,178
Assets Held for Sale—See Note 23	9,974,702	833,167
Investment in Joint Ventures	55,759,088	55,736,668
Investment in Alpine Income Property Trust, Inc.	33,164,611	38,814,425
Mitigation Credits	2,497,884	2,322,596
Commercial Loan Investments	18,488,912	34,625,173
Cash and Cash Equivalents	10,701,531	6,474,637
Restricted Cash	29,709,862	128,430,049
Other Assets—See Note 12	11,526,739	9,703,549
Total Assets	$688,852,871	$703,286,203
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$759,158	$1,385,739
Accrued and Other Liabilities—See Note 17	9,627,066	5,687,192
Deferred Revenue—See Note 18	5,178,851	5,830,720
Intangible Lease Liabilities—Net	26,176,171	26,198,248
Liabilities Held for Sale—See Note 23	831,320	831,320
Income Taxes Payable	1,239,167	439,086
Deferred Income Taxes—Net	90,581,236	90,282,173
Long-Term Debt	270,783,375	287,218,303
Total Liabilities	405,176,344	417,872,781
Commitments and Contingencies—See Note 21
Shareholders’ Equity:
Common Stock – 25,000,000 shares authorized; $1 par value, 6,108,185 shares issued and 4,713,261 shares outstanding at June 30, 2020; 6,076,813 shares issued and 4,770,454 shares outstanding at December 31, 2019	6,047,393	6,017,218
Treasury Stock – 1,394,924 shares at June 30, 2020 and 1,306,359 shares at December 31, 2019	(77,540,735)	(73,440,714)
Additional Paid-In Capital	32,888,012	26,689,795
Retained Earnings	324,074,094	326,073,199
Accumulated Other Comprehensive Income (Loss)	(1,792,237)	73,924
Total Shareholders’ Equity	283,676,527	285,413,422
Total Liabilities and Shareholders’ Equity	$688,852,871	$703,286,203

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Revenues
Income Properties	$11,473,112	$10,375,295	$22,476,143	$21,099,713
Management Fee Income	695,051	—	1,397,652	—
Interest Income from Commercial Loan Investments	835,190	52,765	1,887,239	52,765
Real Estate Operations	6,390	260,771	87,141	495,672
Total Revenues	13,009,743	10,688,831	25,848,175	21,648,150
Direct Cost of Revenues
Income Properties	(2,568,462)	(1,634,720)	(4,681,557)	(3,567,208)
Real Estate Operations	(56,635)	(40,129)	(1,581,001)	(86,296)
Total Direct Cost of Revenues	(2,625,097)	(1,674,849)	(6,262,558)	(3,653,504)
General and Administrative Expenses	(2,170,671)	(2,119,176)	(5,262,411)	(4,620,796)
Impairment Charges	—	—	(1,904,500)	—
Depreciation and Amortization	(5,021,187)	(4,074,587)	(9,573,658)	(7,420,874)
Total Operating Expenses	(9,816,955)	(7,868,612)	(23,003,127)	(15,695,174)
Gain on Disposition of Assets	7,075,858	11,811,907	7,075,858	18,681,864
Gain on Extinguishment of Debt	504,544	—	1,141,481	—
Other Gains and Income	7,580,402	11,811,907	8,217,339	18,681,864
Total Operating Income	10,773,190	14,632,126	11,062,387	24,634,840
Investment and Other Income (Loss)	8,469,612	14,560	(4,716,786)	53,315
Interest Expense	(2,452,962)	(3,042,058)	(5,905,560)	(5,965,287)
Income from Continuing Operations Before Income Tax Expense	16,789,840	11,604,628	440,041	18,722,868
Income Tax Expense from Continuing Operations	(4,179,316)	(2,941,213)	(91,376)	(4,715,853)
Income from Continuing Operations	12,610,524	8,663,415	348,665	14,007,015
Income from Discontinued Operations (Net of Income Tax)—See Note 23	—	1,933,385	—	3,057,884
Net Income	$12,610,524	$10,596,800	$348,665	$17,064,899

Per Share Information—See Note 13:
Basic and Diluted
Net Income from Continuing Operations	$2.71	$1.75	$0.07	$2.73
Net Income from Discontinued Operations (Net of Income Tax)	—	0.39	—	0.59
Basic and Diluted Net Income per Share	$2.71	$2.14	$0.07	$3.32

Dividends Declared and Paid	$0.25	$0.10	$0.50	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net Income	$12,610,524	$10,596,800	$348,665	$17,064,899
Other Comprehensive Loss
Cash Flow Hedging Derivative - Interest Rate Swap (Net of Income Tax of $(167,329) and $(72,658) for the three months ended June 30, 2020 and 2019, respectively, and Net of Income Tax of $(599,292) and $(116,390) for the six months ended June 30, 2020 and 2019, respectively)	(492,876)	(214,017)	(1,866,161)	(342,831)
Total Other Comprehensive Loss, Net of Income Tax	(492,876)	(214,017)	(1,866,161)	(342,831)
Total Comprehensive Income (Loss)	$12,117,648	$10,382,783	$(1,517,496)	$16,722,068

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

For the three months ended June 30, 2020:

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance April 1, 2020	$6,044,971	$(77,355,328)	$32,190,616	$312,626,687	$(1,299,361)	$272,207,585
Net Income	—	—	—	12,610,524	—	12,610,524
Stock Repurchase	—	(185,407)	—	—	—	(185,407)
Stock Issuance	2,422	—	107,367	—	—	109,789
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	590,029	—	—	590,029
Cash Dividends ($0.25 per share)	—	—	—	(1,163,117)	—	(1,163,117)
Other Comprehensive Loss, Net of Income Tax	—	—	—	—	(492,876)	(492,876)
Balance June 30, 2020	$6,047,393	$(77,540,735)	$32,888,012	$324,074,094	$(1,792,237)	$283,676,527

For the three months ended June 30, 2019:

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance April 1, 2019	$6,012,993	$(36,470,196)	$24,817,328	$219,231,100	$357,729	$213,948,954
Net Income	—	—	—	10,596,800	—	10,596,800
Stock Repurchase	—	(26,971,468)	—	—	—	(26,971,468)
Stock Issuance	1,543	—	89,572	—	—	91,115
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	543,160	—	—	543,160
Cash Dividends ($0.20 per share)	—	—	—	(494,134)	—	(494,134)
Other Comprehensive Loss, Net of Income Tax	—	—	—	—	(214,017)	(214,017)
Balance June 30, 2019	$6,014,536	$(63,441,664)	$25,450,060	$229,333,766	$143,712	$197,500,410

For the six months ended June 30, 2020:

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance January 1, 2020	$6,017,218	$(73,440,714)	$26,689,795	$326,073,199	$73,924	$285,413,422
Net Income	—	—	—	348,665	—	348,665
Stock Repurchase	—	(4,100,021)	—	—	—	(4,100,021)
Equity Component of Convertible Debt	—	—	5,247,550	—	—	5,247,550
Vested Restricted Stock and Performance Shares	23,892	—	(561,973)	—	—	(538,081)
Stock Issuance	6,283	—	344,647	—	—	350,930
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	1,167,993	—	—	1,167,993
Cash Dividends ($0.50 per share)	—	—	—	(2,347,770)	—	(2,347,770)
Other Comprehensive Loss, Net of Income Tax	—	—	—	—	(1,866,161)	(1,866,161)
Balance June 30, 2020	$6,047,393	$(77,540,735)	$32,888,012	$324,074,094	$(1,792,237)	$283,676,527

For the six months ended June 30, 2019:

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
Balance January 1, 2019	$5,995,257	$(32,345,002)	$24,326,778	$213,297,897	$486,543	$211,761,473
Net Income	—	—	—	17,064,899	—	17,064,899
Stock Repurchase	—	(31,096,662)	—	—	—	(31,096,662)
Vested Restricted Stock	12,957	—	(316,272)	—	—	(303,315)
Stock Issuance	6,322	—	356,924	—	—	363,246
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	1,082,630	—	—	1,082,630
Cash Dividends ($0.20 per share)	—	—	—	(1,029,030)	—	(1,029,030)
Other Comprehensive Loss, Net of Income Tax	—	—	—	—	(342,831)	(342,831)
Balance June 30, 2019	$6,014,536	$(63,441,664)	$25,450,060	$229,333,766	$143,712	$197,500,410

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2020	2019
Cash Flow from Operating Activities:
Net Income	$348,665	$17,064,899
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	9,573,658	7,420,874
Amortization of Intangible Liabilities to Income Property Revenue	(918,491)	(1,203,900)
Loan Cost Amortization	223,306	213,008
Amortization of Discount on Convertible Debt	760,354	667,847
Gain on Disposition of Property, Plant, and Equipment and Intangible Assets	(3,628,387)	—
Gain on Disposition of Assets Held for Sale	(3,800,430)	(18,681,864)
Loss on Disposal of Commercial Loan Investment	352,959	—
Gain on Extinguishment of Debt	(1,141,481)	—
Impairment Charges	1,904,500	—
Accretion of Commercial Loan Origination Fees	(156,914)	(7,431)
Non-Cash Imputed Interest on Commercial Loan Investment	(191,130)	—
Deferred Income Taxes	(3,353,798)	3,633,010
Unrealized Loss on Investment Securities	5,649,814	—
Non-Cash Compensation	1,518,923	1,445,876
Decrease (Increase) in Assets:
Refundable Income Taxes	—	225,024
Golf Assets Held for Sale	—	(140,927)
Land and Development Costs	(419,445)	2,940,632
Mitigation Credits	1,324,712	14,444
Other Assets	(1,823,190)	(1,082,866)
Increase (Decrease) in Liabilities:
Accounts Payable	(626,581)	(331,570)
Accrued and Other Liabilities	3,939,874	849,980
Deferred Revenue	(651,869)	101,806
Golf Liabilities Held for Sale	—	185,859
Income Taxes Payable	800,081	28,970
Net Cash Provided By Operating Activities	9,685,130	13,343,671
Cash Flow from Investing Activities:
Acquisition of Property, Plant, and Equipment and Intangible Lease Assets and Liabilities	(138,454,504)	(41,448,286)
Acquisition of Commercial Loan Investments	(6,754,375)	(7,840,000)
Acquisition of Mitigation Credits	(1,500,000)	—
Cash Contribution for Interest in Joint Venture	(22,420)	(33,415)
Proceeds from Disposition of Property, Plant, and Equipment, Net, and Assets Held for Sale	37,800,384	77,661,911
Proceeds from Disposition of Commercial Loan Investments	20,981,221	—
Net Cash Provided By (Used In) Investing Activities	(87,949,694)	28,340,210
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	56,641,000	96,500,000
Payments on Long-Term Debt	(63,915,500)	(65,737,247)
Cash Paid for Loan Fees	(1,968,357)	(393,184)
Cash Used to Purchase Common Stock	(4,100,021)	(31,096,662)
Cash Paid for Vesting of Restricted Stock	(538,081)	(303,315)
Dividends Paid	(2,347,770)	(1,029,028)
Net Cash Used In Financing Activities	(16,228,729)	(2,059,436)
Net Increase (Decrease) in Cash	(94,493,293)	39,624,445
Cash, Beginning of Year	134,904,686	22,031,964
Cash, End of Period	$40,411,393	$61,656,409

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$10,701,531	$2,621,259
Restricted Cash	29,709,862	59,035,150
Total Cash as of June 30, 2020 and 2019, respectively	$40,411,393	$61,656,409

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental Disclosure of Cash Flows:

Income taxes paid, net of refunds received, totaled approximately $203,000 and $1.4 million during the six months ended June 30, 2020 and 2019.

Interest totaling approximately $5.6 million and $5.1 million was paid during the six months ended June 30, 2020 and 2019, respectively. No interest was capitalized during the six months ended June 30, 2020 or 2019.

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

Discontinued operations provided approximately $7.6 million of the net cash flows provided by operating activities for the six months ended June 30, 2019, which consists of approximately $8.0 million in cash flow from discontinued real estate operations offset by approximately $434,000 of net cash outflows related to discontinued golf operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS

COVID-19 PANDEMIC

In March 2020, the agency of the United Nations, responsible for international public health, declared the outbreak of the novel coronavirus as a pandemic (the “COVID-19 Pandemic”), which has spread throughout the United States. The spread of the COVID-19 Pandemic has continued to cause significant volatility in the U.S. and international markets and, in many industries, business activity was, for a time, virtually shut down entirely. There continues to be uncertainty around the duration and severity of business disruptions related to the COVID-19 Pandemic, as well as its impact on the U.S. economy and international economies.

The actions taken by federal, state and local governments to mitigate the spread of COVID-19, initially by ordering closures of non-essential businesses and ordering residents to generally stay at home, and subsequent phased re-openings, have resulted in some of our tenants temporarily closing their businesses, and for some, impacting their ability to pay rent.

The Company received second quarter payments from tenants representing approximately 81% of the Contractual Base Rent, defined as monthly base rent due pursuant to the original terms of  the respective lease agreements without giving effect to any deferrals or abatements subsequently entered into, due during the three months ended June 30, 2020. With respect to unpaid Contractual Base Rent due during the three months ended June 30, 2020 approximately 9% was deferred and approximately 4% was abated. In general, repayment of the deferred Contractual Base Rent will begin in the third quarter of 2020, with ratable payments continuing, in some cases, through the end of 2021. Certain of the deferral agreements are pending full execution of the lease amendment; however, both parties have indicated, in writing, their agreement to the repayment terms and in some instances, the tenant has already made the payments contemplated in the agreed-to lease amendment. In connection with the leases in which rent was abated, other lease modifications, including extended lease terms and imposition of percentage rent, were agreed to by the Company and the tenants. Depending upon the duration of tenant closures and the overall economic downturn resulting from the COVID-19 Pandemic, we may find deferred rents difficult to collect. The Company has not yet reached an agreement with respect to approximately 6% of the Contractual Base Rent due during the three months ended June 30, 2020. See Note 24, “Subsequent Events” for the Company’s disclosure related to July 2020 rent collections.

We have seen a positive uptick in our rent collections levels. While this is a positive trend driven by government mandated restrictions gradually being lifted, we are expecting that our rent collections will continue to be below our tenants’ Contractual Base Rent and historical levels, which will continue to adversely impact our results of operations and cash flows. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted. Depending upon the duration of tenant closures, operating restrictions, and the overall economic downturn resulting from the COVID-19 Pandemic, we may find that even deferred rents are difficult to collect, and we may experience higher vacancies.

An assessment of the current or identifiable potential financial and operational impacts on the Company as a result of the COVID-19 Pandemic are as follows:

●	The total borrowing capacity on the Company’s revolving credit facility (the “Credit Facility”), based on the assets currently in the borrowing base, is $200 million, and as such the Company has the ability to draw an additional $37.2 million on the Credit Facility. Pursuant to the terms of the Credit Facility, any property in the borrowing base with a tenant that is more than 60 days past due on its contractual rent obligations would be automatically removed from the borrowing base and the Company’s borrowing capacity would be reduced. For the tenants requesting rent relief with which the Company has reached an agreement, such deferral and/or abatement agreements for current rent, under the terms of the credit facility, would not be past due if it adheres to such modification, and thus those properties would not be required to be removed from the borrowing base.

●	As a result of the outbreak of the COVID-19 Pandemic, the federal government and the state of Florida issued orders encouraging everyone to remain in their residence and not go into work. In response to these orders and in the best interest of our employees and directors, we have implemented significant preventative measures to ensure the health and safety of our employees and Board of Directors (the “Board”), including: (i) conducting all meetings of the Board and Committees of the Board telephonically or via a visual conferencing service, (ii) permitting the Company’s employees to work from home at their election, (iii) enforcing appropriate social distancing practices in the Company’s office, (iv) encouraging the Company’s employees to wash their hands often and use face masks, (v) providing hand sanitizer and other disinfectant products throughout the Company’s office, (vi) requiring employees who do not feel well in any capacity to stay at home, and (vii) requiring all third-party delivery services (e.g. mail, food delivery, etc.) to complete their service outside the front door of the Company’s office. The Company also offered COVID-19 testing to its employees to ensure a safe working environment. These preventative measures have not had any material adverse impact on the Company’s financial reporting systems, internal controls over financial reporting or disclosure controls and procedures. At this time, we have not laid off, furloughed, or terminated any employee in response to the COVID-19 Pandemic. The Compensation Committee of the Board may reevaluate the performance goals and other aspects of the compensation arrangements of the Company’s executive officers later in 2020 as more information about the effects of the COVID-19 Pandemic become known.

Description of Business

The terms “us,” “we,” “our,” and “the Company” as used in this report refer to CTO Realty Growth, Inc. together with our consolidated subsidiaries.

We are a diversified real estate operating company. We own and manage, sometimes utilizing third-party property management companies, thirty-one commercial real estate properties in twelve states in the United States. As of June 30, 2020, we owned twenty-five single-tenant and six multi-tenant income-producing properties with approximately 2.2 million square feet of gross leasable space. See Note 24, “Subsequent Events”, for information related to the single-tenant income properties sold subsequent to June 30, 2020.

In addition to our income property portfolio, as of June 30, 2020, our business included the following:

Management Services:

●	A fee-based management business that is engaged in managing Alpine Income Property Trust, Inc. (“PINE”) and the entity that held approximately 4,900 acres of undeveloped land in Daytona Beach, Florida as of June 30, 2020 (the “Land JV”), see Note 5, “Related Party Management Services Business”. Currently, the Land JV holds approximately 1,800 acres of undeveloped land in Daytona Beach, Florida due to the land sales from the Land JV as described in Note 24, “Subsequent Events”.

Commercial Loan Investments:

●	A portfolio of commercial loan investments, of which four were sold during the three months ended June 30, 2020.

Real Estate Operations:

●	A portfolio of mineral interests consisting of approximately 455,000 subsurface acres in 20 counties in the State of Florida and a portfolio of mitigation credits;

●	A retained interest in the Land JV which is seeking to sell approximately 1,800 acres of undeveloped land in Daytona Beach, Florida; and

●	An interest in a joint venture (the “Mitigation Bank JV”) that owns an approximately 2,500 acre parcel of land in the western part of Daytona Beach, Florida which is engaged in the operation of a mitigation bank, which, pursuant to a mitigation plan approved by the applicable state and federal authorities, produces mitigation credits that are marketed and sold to developers of land in the Daytona Beach area for the purpose of enabling the developers to obtain certain regulatory permits.

Our business also includes, as outlined above, the current value of our investment in PINE of approximately $33.2 million, or approximately 23.5% of the PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “Operating Partnership”), which are exchangeable into common stock of PINE on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in Investment and Other Income (Loss) on the accompanying statement of operations.

Discontinued Operations. The Company reports the historical financial position and results of operations of disposed businesses as discontinued operations when it has no continuing interest in the business. On October 16, 2019, the Company sold a controlling interest in its wholly owned subsidiary that held approximately 5,300 acres of undeveloped land in Daytona Beach, Florida. On October 17, 2019, the Company sold its interest in the LPGA golf operations. For the six months ended June 30, 2019, the Company has reported the historical financial position and the results of operations related to the Land JV and the golf operations as discontinued operations (see Note 23, “Assets and Liabilities Held for Sale and Discontinued Operations”). The cash flows related to discontinued operations have been disclosed. There were no discontinued operations during the three and six months ended June 30, 2020.

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and the results of operations for the interim periods.

The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020.

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

Recently Issued Accounting Standards

Lease Modifications. In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of the COVID-19 Pandemic. In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions and, instead, treat the concession as if it was a part of the existing contract. This guidance is only applicable to lease concessions related to the COVID-19 Pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. As of and for the six months ended June 30, 2020, the Company elected to not apply lease modification accounting with respect to rent deferrals as the concessions were related to the COVID-19 Pandemic and there was not a substantial increase in the lessor’s rights under the lease agreement. Accordingly, for leases in which deferred rent agreements were reached, the Company has continued to account for the lease by recognizing the normal straight-line rental income and as the deferred rents are repaid by the tenant, the straight-line receivable will be reduced. The portion of the straight-line adjustment related to the COVID-19 Pandemic concessions has been reflected separately in the Company’s statement of cash flows for the six months ended June 30, 2020. With respect to rent abatement agreements, lease modification accounting applies as extended term was a part of such agreements, accordingly the Company re-calculated straight-line rental income for such leases to recognize over the new lease term.

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

ASC Topic 326, Financial Instruments-Credit Losses. In June 2016, the FASB issued ASU 2016-13, which amends its guidance on the measurement of credit losses on financial instruments. The amendments in this update are effective for annual reporting periods beginning after December 31, 2019. ASU 2016-13 affects entities holding financial assets that are not accounted for at fair value through net income, including but not limited to, loans, trade receivables, and net investments in leases. The Company adopted the changes to FASB Accounting Standards Codification (“ASC”) 326, Financial Instruments-Credit Losses on January 1, 2020. The Company’s evaluation of current expected credit losses (“CECL”) resulted in a reserve of approximately $252,000 on the Company’s Commercial Loan Investment portfolio during the six months ended June 30, 2020. See Note 4, “Commercial Loan Investments” for further information.

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

The Company’s implemented ASC 842 effective January 1, 2019 and has elected to follow the practical expedients and accounting policies below:

●	The Company, as lessee and as lessor, will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases or (iii) initial direct costs for any expired or existing leases.

●	The Company, as lessee, will not apply the recognition requirements of ASC 842 to short-term (twelve months or less) leases. Instead, the Company, as lessee, will recognize the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred. As of the date of this report, the Company has no such short-term leases.

●	The Company, as lessor, will not separate nonlease components from lease components and, instead, will account for each separate lease component and the nonlease components associated with that lease as a single component if the nonlease components otherwise would be accounted for under ASC Topic 606, Revenue from Contracts with Customers. The primary reason for this election is related to instances where common area maintenance is, or may be, a component of base rent within a lease agreement.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of June 30, 2020 include certain amounts over the Federal Deposit Insurance Corporation limits.

Restricted Cash

Restricted cash totaled approximately $29.7 million at June 30, 2020 of which approximately $27.5 million of cash is being held in multiple separate escrow accounts to be reinvested through the like-kind exchange structure into other income properties; $1.7 million is being held in a general tenant improvement reserve account with Wells Fargo in connection with our financing of the property located in Raleigh, NC leased to Wells Fargo (“Wells Fargo Raleigh”); approximately $286,000 is being held in a capital replacement reserve account in connection with our financing of six income properties with Wells Fargo Bank, NA (“Wells Fargo”); $100,000 is being held in an escrow account in connection with the sale of the Company’s ground lease located in Daytona Beach, FL, and approximately $78,000 is being held in an escrow account related to a separate land transaction which closed in February 2017.

Derivative Financial Instruments and Hedging Activity

Interest Rate Swaps. In conjunction with the variable-rate mortgage loan secured by Wells Fargo Raleigh, the Company entered into an interest rate swap to fix the interest rate (the “Wells Interest Rate Swap”). Effective March 31, 2020, in conjunction with the variable-rate Credit Facility (hereinafter defined in Note 15, “Long-Term Debt”), the Company entered into an interest rate swap to fix the interest rate on $100 million of the outstanding Credit Facility balance (the “Credit Facility Interest Rate Swap”). The Company accounts for its cash flow hedging derivatives in accordance with FASB ASC Topic 815-20, Derivatives and Hedging. Depending upon the hedge’s value at each balance sheet date, the derivatives are included in either Other Assets or Accrued and Other Liabilities on the consolidated balance sheet at its fair value. On the date the Interest Rate Swap was entered into, the Company designated the derivatives as a hedge of the variability of cash flows to be paid related to the recognized long-term debt liabilities.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at June 30, 2020 and December 31, 2019, approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s Credit Facility, as defined in Note 15, “Long-Term Debt,” approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s fixed rate commercial loan investments held as of June 30, 2020 and December 31, 2019 and the mortgage notes and convertible debt held as of June 30, 2020 and December 31,

2019 are measured at fair value based on current market rates for financial instruments with similar risks and maturities. See Note 9, “Fair Value of Financial Instruments.”

Fair Value Measurements

The Company’s estimates of fair value of financial and non-financial assets and liabilities is based on the framework established by GAAP. The framework specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. GAAP describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels:

●	Level 1 – Valuation is based upon quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Valuation is based upon inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include option pricing models, discounted cash flow models and similar techniques.

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

Accounts Receivable

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of accrued tenant reimbursable expenses and unresolved collections as a result of the COVID-19 Pandemic. Receivables related to income property tenants totaled approximately $1.9 million and $533,000 as of June 30, 2020 and December 31, 2019, respectively. The increase of approximately $1.4 million is primarily attributable to an increase of approximately $493,000 in accrued property tax receivables due largely to the significant multi-tenant acquisitions during the three months ended March 31, 2020 as well as approximately $890,000 of unpaid receivables representing the approximately 7% of rents regarding which the Company has not reached an agreement.

Accounts receivable related to real estate operations, which are classified in other assets on the consolidated balance sheets, totaled approximately $1.6 million as of June 30, 2020 and December 31, 2019. The accounts receivable as of June 30, 2020 and December 31, 2019 are primarily related to the reimbursement of certain infrastructure costs completed by the Company in conjunction with two land sale transactions that closed during the fourth quarter of 2015 as more fully described in Note 12, “Other Assets.”

Trade accounts receivable primarily consists of receivables related to golf operations, which were classified in Assets Held for Sale on the consolidated balance sheets as of December 31, 2018 and thereafter until the sale of the golf operations during the fourth quarter of 2019. As of June 30, 2020, approximately $499,000 is due from the buyer of the golf operations for the rounds surcharge the Company paid to the City of Daytona Beach.

The collectability of the aforementioned receivables shall be considered and adjusted through an allowance for credit losses pursuant to ASC 326, Financial Instruments-Credit Losses. As of June 30, 2020, the Company recorded an allowance for doubtful accounts of approximately $73,000 while no allowance was required as of December 31, 2019.

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

The following table summarizes the Company’s revenue from continuing operations by segment, major good and/or service, and the related timing of revenue recognition for the three months ended June 30, 2020:

	Income Properties	Management Services	Commercial Loan Investments	Real Estate Operations	Total Revenues
	($000's)	($000's)	($000's)	($000's)	($000's)
Major Good / Service:
Lease Revenue - Base Rent	$9,271	$—	$—	$—	$9,271
Lease Revenue - CAM	856	—	—	—	856
Lease Revenue - Reimbursements	612	—	—	—	612
Lease Revenue - Billboards	83	—	—	—	83
Above / Below Market Lease Accretion	444	—	—	—	444
Lease Incentive Amortization	43	—	—	—	43
Management Services	—	695	—	—	695
Commercial Loan Investments	—	—	835	—	835
Subsurface Revenue - Other	—	—	—	1	6
Interest and Other Revenue	164	—	—	5	164
Total Revenues	$11,473	$695	$835	$6	$13,009

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$—	$6	$6
Services Transferred Over Time	164	695	—	—	859
Over Lease Term	11,309	—	—	—	11,309
Commercial Loan Investment Related Revenue	—	—	835	—	835
Total Revenues	$11,473	$695	$835	$6	$13,009

The following table summarizes the Company’s revenue from continuing operations by segment, major good and/or service, and the related timing of revenue recognition for the three months ended June 30, 2019:

	Income Properties	Commercial Loan Investments	Real Estate Operations	Total Revenues
	($000's)	($000's)	($000's)	($000's)
Major Good / Service:
Lease Revenue - Base Rent	$8,640	$—	$27	$8,667
Lease Revenue - CAM	471	—	—	471
Lease Revenue - Reimbursements	543	—	—	543
Lease Revenue - Billboards	93	—	—	93
Above / Below Market Lease Accretion	623	—	—	623
Contributed Leased Assets Accretion	62	—	—	62
Lease Incentive Amortization	(76)	—	—	(76)
Commercial Loan Investments	—	53	—	53
Subsurface Lease Revenue	—	—	214	214
Subsurface Revenue - Other	—	—	20	20
Interest and Other Revenue	19	—	—	19
Total Revenues	$10,375	$53	$261	$10,689

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$20	$20
Services Transferred Over Time	19	—	—	19
Over Lease Term	10,356	—	241	10,597
Commercial Loan Investment Related Revenue	—	53	—	53
Total Revenues	$10,375	$53	$261	$10,689

The following table summarizes the Company’s revenue from continuing operations by segment, major good and/or service, and the related timing of revenue recognition for the six months ended June 30, 2020:

	Income Properties ($000's)	Management Services ($000's)	Commercial Loan Investments ($000's)	Real Estate Operations ($000's)	Total Revenues ($000's)
Major Good / Service:
Lease Revenue - Base Rent	$18,021	$—	$—	$—	$18,021
Lease Revenue - CAM	1,586	—	—	—	1,586
Lease Revenue - Reimbursements	1,486	—	—	—	1,486
Lease Revenue - Billboards	127	—	—	—	127
Above / Below Market Lease Accretion	918	—	—	—	918
Lease Incentive Amortization	87	—	—	—	87
Management Services	—	1,398	—	—	1,398
Commercial Loan Investments	—	—	1,887	—	1,887
Mitigation Credit Sales	—	—	—	4	4
Subsurface Revenue - Other	—	—	—	78	83
Interest and Other Revenue	251	—	—	5	251
Total Revenues	$22,476	$1,398	$1,887	$87	$25,848

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$—	$87	$87
Services Transferred Over Time	251	1,398	—	—	1,649
Over Lease Term	22,225	—	—	—	22,225
Commercial Loan Investment Related Revenue	—	—	1,887	—	1,887
Total Revenues	$22,476	$1,398	$1,887	$87	$25,848

The following table summarizes the Company’s revenue from continuing operations by segment, major good and/or service, and the related timing of revenue recognition for the six months ended June 30, 2019:

	Income Properties ($000's)	Commercial Loan Investments ($000's)	Real Estate Operations ($000's)	Total Revenues ($000's)
Major Good / Service:
Lease Revenue - Base Rent	$17,515	$—	$54	$17,569
Lease Revenue - CAM	1,141	—	—	1,141
Lease Revenue - Reimbursements	1,088	—	—	1,088
Lease Revenue - Billboards	129	—	—	129
Above / Below Market Lease Accretion	1,204	—	—	1,204
Contributed Leased Assets Accretion	124	—	—	124
Lease Incentive Amortization	(151)	—	—	(151)
Commercial Loan Investments	—	53	—	53
Subsurface Lease Revenue	—	—	413	413
Subsurface Revenue - Other		—	29	29
Interest and Other Revenue	49	—	—	49
Total Revenues	$21,099	$53	$496	$21,648

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$29	$29
Services Transferred Over Time	49	—	—	49
Over Lease Term	21,050	—	467	21,517
Commercial Loan Investment Related Revenue	—	53	—	53
Total Revenues	$21,099	$53	$496	$21,648

NOTE 3. INCOME PROPERTIES AND LEASES

Leasing revenue consists of long-term rental revenue from retail, office, and commercial income properties, and billboards, which is recognized as earned, using the straight-line method over the life of each lease. Lease payments below include straight-line base rental revenue as well as the non-cash accretion of above and below market lease amortization.

The components of leasing revenue are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	($000's)	($000's)	($000's)	($000's)
Leasing Revenue
Lease Payments	$9,758	$9,249	$19,026	$18,692
Variable Lease Payments	1,715	1,126	3,450	2,407
Total Leasing Revenue	$11,473	$10,375	$22,476	$21,099

Minimum future base rental revenue on non-cancelable leases subsequent to June 30, 2020, for the next five years ended December 31 are summarized as follows:

Year Ending December 31,	Amounts ($000's)
Remainder of 2020	$9,774
2021	19,528
2022	18,602
2023	17,820
2024	17,413
2025 and thereafter (cumulative)	122,606
Total	$205,743

See Note 1, “Description of Business and Principles of Interim Statements” for the accounting treatment of lease modifications associated with tenant rent relief requests due to the COVID-19 Pandemic.

2020 Acquisitions. During the six months ended June 30, 2020, the Company acquired two multi-tenant income properties for a purchase price of approximately $137.2 million, or an acquisition cost of approximately $137.7 million including capitalized acquisition costs. Of the total acquisition cost, approximately $46.7 million was allocated to land, approximately $74.0 million was allocated to buildings and improvements, approximately $18.8 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and approximately $1.8 million was allocated to intangible liabilities for the below market lease value.

The properties acquired during the six months ended June 30, 2020 are described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Purchase Price	Percentage Leased at Acquisition	Remaining Lease Term at Acquisition Date (in years)
Crossroads Towne Center	Multi-Tenant	Chandler, AZ	01/24/20	254,109	$61,800,000	99%	5.0
Perimeter Place	Multi-Tenant	Atlanta, GA	02/21/20	268,572	75,435,000	80%	3.6
			Total / Weighted Average	522,681	$137,235,000		4.2

2020 Dispositions. During the six months ended June 30, 2020, the Company disposed of four single-tenant income properties, including three ground leases, and one multi-tenant income property. See Note 24, “Subsequent Events”, for information related to the single-tenant income properties sold subsequent to June 30, 2020.

The properties disposed of during the six months ended June 30, 2020 are described below:

Tenant Description	Tenant Type	Date of Disposition	Sales Price	Gain (Loss) on Sale	EPS, After Tax	Exit Cap Rate
CVS, Dallas, TX	Single-Tenant	04/24/20	$15,222,000	$854,336	$0.14	4.50%
Wawa, Daytona Beach, FL	Single-Tenant	04/29/20	6,002,400	1,768,603	0.29	4.75%
JPMorgan Chase Bank, Jacksonville, FL	Single-Tenant	06/18/20	6,714,738	959,444	0.15	4.15%
7-Eleven, Dallas, TX	Multi-Tenant	06/26/20	2,400,000	(45,615)	(0.01)	6.08%
Bank of America, Monterey, CA	Single-Tenant	06/29/20	9,000,000	3,892,049	0.63	3.28%
		Total / Weighted Average	$39,339,138	$7,428,817	$1.20	4.30%

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

The properties acquired during the six months ended June 30, 2019 are described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Purchase Price	Percentage Leased at Acquisition	Remaining Lease Term at Acquisition Date (in years)
Hobby Lobby Stores, Inc.	Single-Tenant	Winston-Salem, NC	05/16/19	55,000	$8,075,000	100%	10.9
24 Hour Fitness USA, Inc.	Single-Tenant	Falls Church, VA	05/23/19	46,000	21,250,000	100%	8.6
Walgreen Co.	Single-Tenant	Birmingham, AL	06/05/19	14,516	5,500,000	100%	9.8
Family Dollar Stores of Massachusetts, Inc.	Single-Tenant	Lynn, MA	06/07/19	9,228	2,100,000	100%	4.8
Walgreen Co.	Single-Tenant	Albany, GA	06/21/19	14,770	3,634,000	100%	13.6
	Total / Weighted Average			139,514	$40,559,000		9.5

2019 Dispositions. Three multi-tenant income properties were disposed of during the six months ended June 30, 2019, as described below:

Tenant Description	Tenant Type	Date of Disposition	Sales Price	Gain on Sale	EPS, After Tax	Exit Cap Rate
Whole Foods, Sarasota, FL	Multi-Tenant	02/21/19	$24,620,000	$6,869,957	$0.96	5.15%
The Grove, Winter Park, FL	Multi-Tenant	05/23/19	18,250,000	2,803,198	0.42	6.72%
3600 Peterson, Santa Clara, CA	Multi-Tenant	06/24/19	37,000,000	9,008,709	1.36	6.62%
		Total / Weighted Average	$79,870,000	$18,681,864	$2.74	6.19%

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

In light of the COVID-19 Pandemic, the Company began marketing its commercial loan portfolio in advance of their upcoming maturities to further strengthen the Company’s liquidity. The Company received multiple bids for the portfolio including a bid offering a value that was at a discount to par. Additionally, the Company implemented the guidance regarding CECL effective January 1, 2020, which resulted in an allowance reserve of approximately $252,000. The CECL reserve combined with the impairment related to marketing the loan portfolio resulted in an aggregate impairment charge on the loan portfolio of approximately $1.9 million, or $0.30 per share, after tax during the three months ended March 31, 2020.

During the three months ended June 30, 2020, the Company sold four of its commercial loan investments in two separate transactions generating aggregate proceeds of approximately $20.0 million and resulting in a second quarter loss of approximately $353,000, or approximately $0.06 per share, after tax. For the six months ended June 30, 2020, the total loss on the loan portfolio disposition, including the impairment and CECL reserve charges on the four loans disposed of, in the three months ended March 31, 2020, was approximately $2.1 million, or $0.33 per share, after tax.

The Company’s commercial loan investments were comprised of the following at June 30, 2020:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Ground Lease Loan – 400 Josephine Street, Austin, TX	July 2019	N/A	$16,250,000	$16,250,000	$16,635,073	N/A
LPGA Buyer Loan – Daytona Beach, FL	Oct 2019	Oct 2020	2,070,000	2,070,000	1,853,839	7.50%
			$18,320,000	$18,320,000	$18,488,912

The carrying value of the commercial loan investment portfolio at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Current Face Amount	$18,320,000	$34,570,000
Imputed Interest over Rent Payments Received on Ground Lease Loan	385,073	193,943
Unaccreted Origination Fees	(9,161)	(138,770)
Impairment / CECL Reserve	(207,000)	—
Total Commercial Loan Investments	$18,488,912	$34,625,173

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

During the three and six months ended June 30, 2020, the Company earned management fee revenue from PINE totaling approximately $644,000 and $1.3 million, respectively, which is included in management services in the accompanying consolidated statements of operations. Dividend income for the three and six months ended June 30, 2020 totaled approximately $408,000 and $816,000, respectively, and is included in investment and other income in the accompanying consolidated statements of operations.

The following table represents amounts due from PINE to the Company as of June 30, 2020 and December 31, 2019 which are included in Other Assets on the consolidated balance sheets:

	As of
Description	June 30, 2020 ($000’s)	December 31, 2019 ($000’s)
Management Services Fee due from PINE	$644	$254
Dividend Receivable	79	71
Other	7	56
Total	$730	$381

Land JV. Pursuant to the terms of the operating agreement for the Land JV, the initial amount of the management fee is $20,000 per month. The management fee is evaluated quarterly and as land sales occur in the Land JV, the basis for our management fee will be reduced as the management fee is based on the value of real property that remains in the Land JV. During the three and six months ended June 30, 2020, the Company earned management fee revenue from the Land JV totaling approximately $51,000 and $105,000, respectively, which is included in management services in the accompanying consolidated statements of operations and was collected in full during the periods earned.

NOTE 6. REAL ESTATE OPERATIONS

Real Estate Operations – Continuing

Revenue from continuing real estate operations consisted of the following for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue Description	($000's)	($000's)	($000's)	($000's)
Mitigation Credit Sales	$—	$—	$4	$—
Subsurface Revenue	1	234	78	442
Fill Dirt and Other Revenue	5	27	5	54
Total Real Estate Operations Revenue	$6	$261	$87	$496

Daytona Beach Development. During 2018, the Company acquired a 5-acre parcel of land with existing structures in downtown Daytona Beach, for a purchase price of approximately $2.0 million. As of June 30, 2020, the Company has also acquired other contiguous parcels totaling approximately 1-acre for approximately $2.1 million. Combined, these parcels represent the substantial portion of an entire city block in downtown Daytona Beach adjacent to International Speedway Boulevard, a major thoroughfare in Daytona Beach. We have engaged a national real estate brokerage firm to assist us in identifying a developer or investor to acquire a portion or all of the property or to contribute into a potential joint venture to redevelop the property. We are pursuing entitlements for the potential redevelopment of these parcels, along with certain other adjacent land parcels, some of which we have under contract for purchase. As of June 30, 2020, we have incurred approximately $1.5 million in raze and entitlement costs related to these parcels which is included in Land and Development Costs on the consolidated balance sheets.

Other Real Estate Assets. The Company owns mitigation credits with a cost basis of approximately $2.5 million as of June 30, 2020. As of December 31, 2019, the Company owned mitigation credits with a cost basis of approximately $2.3 million. The increase in mitigation credit cost basis for the six months ended June 30, 2020 compared to December 31, 2019 is primarily the result of the 20 mitigation credits acquired from the Mitigation Bank, as defined in Note 7, “Investments in Joint Ventures”, during the three months ended March 31, 2020 totaling approximately $1.5 million, or approximately $75,000 per credit. The cost basis was reduced by the impact of approximately 16 mitigation credits with a cost basis of approximately $1.2 million that were provided at no cost to buyers. Additionally, the Company purchased 2 mitigation credits from the Mitigation Bank JV, for approximately $224,000. The aggregate cost of sales charge of  approximately $1.5 million, which is not expected to be a recurring charge, was included in direct costs of revenues of real estate operations during the six months ended June 30, 2020 in the consolidated statements of operations. Mitigation credit sales totaled approximately $4,000 during the six months ended June 30, 2020. There were no mitigation credit sales during the six months ended June 30, 2019.

Subsurface Interests. As of June 30, 2020, the Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 455,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage.

There were no subsurface sales during the six months ended June 30, 2020 and 2019.

Prior to September 2019, the Company leased certain of the Subsurface Interests to a mineral exploration organization for exploration. The lessee had previously exercised renewal options through the eighth year of the lease which ended on September 22, 2019. The Lessee elected not to renew the oil exploration lease beyond September 22, 2019.

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the three and six months ended June 30, 2019, lease income of approximately $214,000 and $413,000 was recognized, respectively, with no lease income recognized during the three and six months ended June 30, 2020.

During the three and six months ended June 30, 2020 and 2019, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled approximately $20,000 during the three months ended June 30, 2019 with no revenues received during the three months ended June 30, 2020. Revenues received from oil royalties totaled approximately $10,000 and $29,000, during the six months ended June 30, 2020 and 2019, respectively.

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

Cash payments for the release of surface entry rights totaled approximately $67,000 during the six months ended June 30, 2020. There were no releases of surface entry rights during the six months ended June 30, 2019.

Real Estate Operations – Discontinued Operations

As of June 30, 2020, the Company continues to pursue land sales of the approximately 4,900 acres that formerly comprised its land holdings on behalf of the JV Partners in its role as Manager of the Land JV. See Note 24, “Subsequent Events”, for land sales from the Land JV subsequent to June 30, 2020. As a result of those land sales, the Land JV currently holds approximately 1,800 acres of undeveloped land in Daytona Beach, Florida. The Company’s retained interest in the Land JV represents a notional 33.5% stake in the venture, the value of which may be realized in the form of distributions based on the timing and the amount of proceeds achieved when the land is ultimately sold by the Land JV. As of June 30, 2020, the Land JV has completed approximately $22.2 million in land sales since its inception in mid-October 2019 and currently has a pipeline of 8 purchase and sale agreements for potential land sale transactions representing approximately

$31 million of potential proceeds to the Land JV. The roughly 267 acres under contract represents approximately 15% of the total remaining land in the Land JV.

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

During the six months ended June 30, 2019, prior to the inception of the Land JV, a total of approximately 74 acres were sold for approximately $10.8 million.

NOTE 7. INVESTMENTS IN JOINT VENTURES

The Company’s Investment in Joint Ventures were as follows as of June 30, 2020 and December 31, 2020:

	As of
	June 30, 2020	December 31, 2019
Land JV	$48,864,662	$48,864,662
Mitigation Bank JV	6,894,426	6,872,006
Total Investments in Joint Ventures	$55,759,088	$55,736,668

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

The following table provides summarized financial information of the Land JV as of June 30, 2020 and December 31, 2019:

	As of
	June 30, 2020	December 31, 2019
	($000's)	($000's)
Assets, cash and cash equivalents	$816	$15,066
Assets, prepaid expenses	190	61
Assets, investment in land assets	14,667	17,058
Total Assets	$15,673	$32,185

Liabilities, accounts payable, deferred revenue	$227	$987
Equity	$15,446	$31,198
Total Liabilities & Equity	$15,673	$32,185

The following table provides summarized financial information of the Land JV for the three and six months ended June 30, 2020. There was no activity for the three and six months ended June 30, 2019.

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
	($000's)	($000's)
Revenues	$680	$7,826
Direct Cost of Revenues	269	3,375
Operating Income	$411	$4,451
Other Operating Expenses	$137	$274
Net Income	$274	$4,177

The Company’s share of the Land JV’s net income was zero for the three and six months ended June 30, 2020. Pursuant to ASC 323, certain adjustments are made when calculating the Company’s share of net income, including adjustments required to reflect the investor’s share of changes in investee’s capital to reflect distributions from the venture. Additionally, basis differences are also considered. The Company recorded the retained interest in the Land JV of approximately $48.9 million at the estimated fair market value based on the relationship of the $97.0 million sales price of the 66.5% equity interest to the 33.5% retained interest. The Land JV recorded the assets contributed by the Company at carry-over basis pursuant to ASC 845 which states that transfers of nonmonetary assets to should typically be recorded at the transferor’s historical cost basis. Accordingly, the Company’s basis difference in the 33.5% retained equity interest will be evaluated each quarter upon determining the Company’s share of the Land JV’s net income. No adjustment was required for the three and six months ended June 30, 2020.

Mitigation Bank. The mitigation bank transaction completed in June 2018 consists of the sale of a 70% interest in the Mitigation Bank JV. The purchaser of the 70% interest in the Mitigation Bank JV is comprised of certain funds and accounts managed by an investment advisor subsidiary of BlackRock, Inc. (“BlackRock”). The Company retained an approximately 30% non-controlling interest in the Mitigation Bank JV. A third-party was retained by the Mitigation Bank JV as the day-to-day manager of the Mitigation Bank property, responsible for the maintenance, generation, tracking, and other aspects of wetland mitigation credits. The approximately $6.9 million Investments in Joint Ventures included on the Company’s consolidated balance sheets is comprised of the fair market value of the 30% retained interest in the Mitigation Bank JV.

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

In March 2020, BlackRock exercised its Put Right and put 20 mitigation credits to the Company, which the Company purchased for approximately $1.5 million, or approximately $75,000 per credit. In December 2019, BlackRock exercised its Put Right and put 25 mitigation credits to the Company, which the Company purchased for approximately $1.9 million, or approximately $75,000 per credit. The credits acquired were included as an increase to Mitigation Credits on the accompanying consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively. The Company evaluated the impact of the exercised Put Right on the fair value of the Company’s investment in the Mitigation Bank JV as of June 30, 2020 and December 31, 2019 of approximately $6.9 million, and on the fair value of the mitigation credits purchased as of June 30, 2020 and December 31, 2019, noting no impairment. The Company evaluates its estimates of fair value on an ongoing basis; however, actual results may differ from those estimates. See Note 24, “Subsequent Events” for additional Put Right exercised in July 2020.

The following tables provide summarized financial information of the Mitigation Bank JV as of June 30, 2020 and December 31, 2019:

	As of
	June 30, 2020	December 31, 2019
	($000's)	($000's)
Assets, cash and cash equivalents	$1,905	$4,015
Assets, prepaid expenses	41	19
Assets, investment in mitigation credit assets	1,477	1,521
Assets, property, plant, and equipment	16	17
Total Assets	$3,439	$5,572

Liabilities, accounts payable, deferred mitigation credit sale revenue	$19	$39
Equity	$3,420	$5,533
Total Liabilities & Equity	$3,439	$5,572

The following table provides summarized financial information of the Mitigation Bank JV for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	($000's)	($000's)	($000's)	($000's)
Revenues	$12	$—	$1,878	$47
Direct Cost of Revenues	1	—	81	4
Operating Income	$11	$—	$1,797	$43
Other Operating Expenses	$72	$56	$148	$127
Net Income	$(61)	$(56)	$1,649	$(84)

The Company’s share of the Mitigation Bank JV’s net income was zero for the three and six months ended June 30, 2020 and 2019. Pursuant to ASC 323, certain adjustments are made when calculating the Company’s share of net income, including adjustments required to reflect the investor’s share of changes in investee’s capital to reflect distributions from the venture. Additionally, basis differences are also considered. The Company recorded the initial retained interest in the Mitigation Bank JV of approximately $6.8 million in June 2018 at the estimated fair market value based on the relationship of the $15.3 million sales price of the 70% equity interest to the 30% retained interest. The Mitigation Bank JV recorded the assets contributed by the Company at carry-over basis pursuant to ASC 845 which states that transfers of nonmonetary assets to should typically be recorded at the transferor’s historical cost basis. Accordingly, the Company’s basis difference in the 30% retained equity interest will be evaluated each quarter upon determining the Company’s share of the Mitigation Bank JV’s net income.

NOTE 8. INVESTMENT SECURITIES

On November 26, 2019, the Company purchased 394,737 shares of PINE common stock for a total purchase price of $7.5 million. Also, on November 26, 2019, the Company purchased 421,053 shares of PINE common stock in the IPO for a total purchase price of $8.0 million. Including the 1,223,854 OP Units the Company received in exchange for the contribution of certain income properties to the Operating Partnership, as of June 30, 2020, the Company owns, in the aggregate, approximately 2.04 million shares of PINE, or approximately 23.5% of PINE’s total shares outstanding for an initial investment of approximately $38.8 million.  The Company has elected the fair value option related to the aggregate investment in securities of PINE pursuant to ASC 825, otherwise such investments would have been accounted for under the equity method.

During the three months ended June 30, 2020, the closing stock price of PINE increased by $3.95 per share, with a closing price of $16.26 on June 30, 2020. This increase resulted in an unrealized, non-cash gain on the Company’s investment in PINE of approximately $8.1 million, or $1.30 per share, after tax, which is included in Investment and Other Income (Loss) in the consolidated statements of operations for the three months ended June 30, 2020.

During the six months ended June 30, 2020, the closing stock price of PINE decreased by $2.77 per share, with a closing price of $16.26 on June 30, 2020. This decrease resulted in an unrealized, non-cash loss on the Company’s investment in PINE of approximately $5.6 million, or $0.91 per share, after tax, which is included in Investment and Other Income (Loss) in the consolidated statements of operations for the six months ended June 30, 2020.

	As of June 30, 2020
	Cost	Unrealized Gains in Investment Income	Unrealized Losses in Investment Income	Estimated Fair Value (Level 1 Inputs)
Common Stock	$15,500,000	$—	$(2,235,255)	$13,264,745
Operating Units	23,253,230	—	(3,353,364)	19,899,866
Total Equity Securities	38,753,230	—	(5,588,619)	33,164,611
Total Investment Securities	$38,753,230	$—	$(5,588,619)	$33,164,611

	As of December 31, 2019
	Cost	Unrealized Gains in Investment Income	Unrealized Losses in Investment Income	Estimated Fair Value (Level 1 Inputs)
Common Stock	$15,500,000	$24,484	$—	$15,524,484
Operating Units	23,253,230	36,711	—	23,289,941
Total Equity Securities	38,753,230	61,195	—	38,814,425
Total Investment Securities	$38,753,230	$61,195	$—	$38,814,425

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$10,701,531	$10,701,531	$6,474,637	$6,474,637
Restricted Cash - Level 1	29,709,862	29,709,862	128,430,049	128,430,049
Commercial Loan Investments - Level 2	18,488,912	18,488,912	34,625,173	35,001,997
Long-Term Debt - Level 2	270,783,375	277,037,986	287,218,303	288,830,346

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

The following table presents the fair value of assets (liabilities) measured on a recurring basis by Level as of June 30, 2020:

		Fair Value at Reporting Date Using
	6/30/2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Flow Hedge - Interest Rate Swap - Wells Fargo	$(217,034)	$—	$(217,034)	$—
Cash Flow Hedge - Interest Rate Swap - BMO	$(2,174,495)	$—	$(2,174,495)	$—
Investment Securities	$33,164,611	$33,164,611	$—	$—

The following table presents the fair value of assets measured on a recurring basis by Level as of December 31, 2019:

		Fair Value at Reporting Date Using
	12/31/2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Flow Hedge - Interest Rate Swap - Wells Fargo	$99,021	$—	$99,021	$—
Investment Securities	$38,814,425	$38,814,425	$—	$—

NOTE 10. INTANGIBLE LEASE ASSETS AND LIABILITIES

Intangible lease assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values.

Intangible lease assets and liabilities consisted of the following as of June 30, 2020 and December 31, 2019:

	As of
	June 30, 2020	December 31, 2019
Intangible Lease Assets:
Value of In-Place Leases	$43,898,967	$42,584,264
Value of Above Market In-Place Leases	10,588,409	7,119,316
Value of Intangible Leasing Costs	14,577,445	14,645,780
Sub-total Intangible Lease Assets	69,064,821	64,349,360
Accumulated Amortization	(14,328,878)	(15,327,182)
Sub-total Intangible Lease Assets—Net	54,735,943	49,022,178
Intangible Lease Liabilities (included in accrued and other liabilities):
Value of Below Market In-Place Leases	(37,675,639)	(36,507,336)
Sub-total Intangible Lease Liabilities	(37,675,639)	(36,507,336)
Accumulated Amortization	11,499,468	10,309,088
Sub-total Intangible Lease Liabilities—Net	(26,176,171)	(26,198,248)
Total Intangible Assets and Liabilities—Net	$28,559,772	$22,823,930

During the six months ended June 30, 2020, the value of in-place leases increased by approximately $1.3 million, the value of above-market in-place leases increased by approximately $3.5 million, the value of intangible leasing costs decreased by approximately $68,000, and the value of below-market in-place leases decreased by approximately $1.2 million due to the acquisition of two multi-tenant income properties completed during the first quarter of 2020, such increases reflect acquisitions, net of the disposition of four single-tenant income properties and one multi-tenant income property during the second quarter of 2020, and two single-tenant income properties which were classified as held for sale as of June 30, 2020. Net amortization increased by approximately $2.2 million, for a net increase during the six months ended June 30, 2020 of approximately $5.7 million.

As of June 30, 2020 and December 31, 2019, approximately $21 and $22.2 million, respectively, of the total below market in-place lease value is related to Wells Fargo Raleigh which was acquired on November 18, 2015.

The following table reflects the amortization of intangible assets and liabilities during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	($000's)	($000's)	($000's)	($000's)
Depreciation and Amortization Expense	$2,136	$1,559	$4,017	$2,686
Increase to Income Properties Revenue	(444)	(623)	(918)	(1,204)
Net Amortization of Intangible Assets and Liabilities	$1,692	$936	$3,099	$1,482

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows:

		Future Accretion	Net Future
	Future	to Income	Amortization of
	Amortization	Property	Intangible Assets
Year Ending December 31,	Amount	Revenue	and Liabilities
Remainder of 2020	$3,651,725	$(873,687)	$2,778,038
2021	6,769,579	(1,841,373)	4,928,206
2022	6,362,262	(1,912,533)	4,449,729
2023	6,238,903	(1,889,287)	4,349,616
2024	6,203,350	(1,685,744)	4,517,606
2025 and thereafter	16,731,349	(9,194,772)	7,536,577
Total	$45,957,168	$(17,397,396)	$28,559,772

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

During the six months ended June 30, 2020 and 2019 there were no impairment charges on the Company’s undeveloped land holdings, or its income property portfolio.

NOTE 12. OTHER ASSETS

Other assets consisted of the following:

	As of
	June 30, 2020	December 31, 2019
Income Property Tenant Receivables	$1,915,168	$532,636
Income Property Straight-line Rent Adjustment	5,011,351	3,352,245
Interest Receivable from Commercial Loan Investment	6,038	96,604
Operating Leases - Right-of-Use Asset	305,196	363,631
Golf Rounds Surcharge - LPGA	498,865	549,251
Cash Flow Hedge - Interest Rate Swap	—	99,021
Infrastructure Reimbursement Receivables	1,605,980	1,591,445
Deferred Deal Costs	—	4,787
Prepaid Expenses, Deposits, and Other	2,184,141	3,113,929
Total Other Assets	$11,526,739	$9,703,549

Income Property Straight-Line Rent Adjustment.  As of June 30, 2020, the straight-line rent adjustment includes a balance of approximately $1.0 million of deferred rent related to the COVID-19 Pandemic. Pursuant to the April 2020 FASB guidance on lease modifications, for leases in which deferred rent agreements were reached, the Company has continued to account for the lease concessions by recognizing the normal straight-line rental income and as the deferred rents are repaid by the tenant, the straight-line receivable will be reduced.

Infrastructure Reimbursement Receivables. As of June 30, 2020 and December 31, 2019, the Infrastructure Reimbursement Receivables were all related to the land sales within the Tomoka Town Center. The balance as of June 30, 2020 consisted of approximately $1,100,000 due from Tanger for infrastructure reimbursement to be repaid in seven remaining annual installments of $175,000, net of a discount of approximately $124,000, and approximately $505,000 due from Sam’s Club for infrastructure reimbursement to be repaid in five remaining annual installments of $110,000, net of a discount of approximately $45,000.

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

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Income Available to Common Shareholders:
Net Income	$12,610,524	$10,596,800	$348,665	$17,064,899
Weighted Average Shares Outstanding	4,653,627	4,951,469	4,682,511	5,147,580
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	—	—	—	—
Total Shares Applicable to Diluted Earnings Per Share	4,653,627	4,951,469	4,682,511	5,147,580

Per Share Information:
Basic and Diluted
Net Income from Continuing Operations	$2.71	$1.75	$0.07	$2.73
Net Income from Discontinued Operations (Net of Income Tax)	—	0.39	—	0.59
Net Income	$2.71	$2.14	$0.07	$3.32

There were no potentially dilutive securities for the three and six months ended June 30, 2020 or 2019. The effect of 39,402 and 7,500 potentially dilutive securities was not included for the six months ended June 30, 2020 and 2019, respectively, as the effect would be anti-dilutive.

The Company intends to settle its 3.875% Convertible Senior Notes due 2025 (the “Convertible Notes”) in cash upon conversion with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Convertible Notes will be included in our calculation of diluted net income per share using the treasury stock method. As such, the Convertible Notes have no impact on diluted net income per share until the price of our common stock exceeds the current conversion price of $77.79. The average price of our common stock during the six months ended June 30, 2020 did not exceed the conversion price which resulted in no additional diluted outstanding shares.

NOTE 14. TREASURY STOCK

In February 2020, the Company’s Board of Directors approved a $10 million stock repurchase program (the “$10 Million Repurchase Program”). During the six months ended June 30, 2020, the Company repurchased 88,565 shares of its common stock on the open market for a total cost of approximately $4.1 million, or an average price per share of $46.29. The shares of the Company’s common stock repurchased during the six months ended June 30, 2020 were returned to the Company’s treasury. The $10 Million Repurchase Program does not have an expiration date.

NOTE 15. LONG-TERM DEBT

As of June 30, 2020, the Company’s outstanding indebtedness, at face value, was as follows:

	Face	Maturity	Interest
	Value Debt	Date	Rate
Credit Facility (1)	$162,845,349	May 2023	30-day LIBOR plus 1.35% - 1.95%
Mortgage Note Payable (originated with Wells Fargo) (2)	30,000,000	October 2034	4.330%
Mortgage Note Payable (originated with Wells Fargo) (3)	23,536,432	April 2021	3.170%
3.875% Convertible Senior Notes due 2025	62,468,000	April 2025	3.875%
Total Long-Term Face Value Debt	$278,849,781
(1)	Effective March 31, 2020, utilized interest rate swap to achieve fixed interest rate of 0.7325% plus the applicable spread on $100 million of the outstanding principal balance.

(2)

Secured by the Company’s interest in six income properties. The mortgage loan carries a fixed rate of 4.33% per annum during the first ten years of the term, and requires payments of interest only during the first ten years of the loan. After the tenth anniversary of the effective date of the loan, the cash flows, as defined in the related loan agreement, generated by the underlying six income properties must be used to pay down the principal balance of the loan until paid off or until the loan matures. The loan is fully pre-payable after the tenth anniversary of the effective date of the loan.

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

On July 1, 2020, the Company entered into the Fourth Amendment to the Second Amended and Restated Credit Agreement (the “2020 Revolver Amendment”) whereby the tangible net worth covenant was adjusted to be more reflective of market terms. The 2020 Revolver Amendment was effective as of March 31, 2020.

At June 30, 2020, the current commitment level under the Credit Facility was $200.0 million. The available borrowing capacity under the Credit Facility was approximately $37.2 million, based on the level of borrowing base assets. As of June 30, 2020, the Credit Facility had a $162.8 million balance outstanding. See Note 1, “Description of Business and Principles of Interim Statements” for a discussion of the potential impact on borrowing base assets due to the COVID-19 Pandemic.

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

During the six months ended June 30, 2020, the Company repurchased approximately $12.5 million aggregate principal amount of 2025 Notes at an approximate $2.6 million discount, resulting in a gain on the extinguishment of debt of approximately $1.1 million. Following the repurchase of the 2025 Notes during the first and second quarter of 2020, $62.5 million aggregate principal amount of the 2025 Notes remains outstanding.

The 2025 Notes represent senior unsecured obligations of the Company and pay interest semi-annually in arrears on each April 15th and October 15th, commencing on April 15, 2020, at a rate of 3.875% per annum. The 2025 Notes mature on April 15, 2025 and may not be redeemed by the Company prior to the maturity date. The conversion rate for the 2025 Notes is initially 12.7910 shares of the Company’s common stock per $1,000 of principal of the 2025 Notes (equivalent to an initial conversion price of approximately $78.18 per share of the Company’s common stock). The initial conversion price of the 2025 Notes represents a premium of approximately 20% to the $65.15 closing sale price of the Company’s common stock on the NYSE American on January 29, 2020. If the Company’s Board of Directors increases the quarterly dividend above the $0.13 per share in place at issuance, the conversion rate is adjusted with each such increase in the quarterly dividend amount. After the second quarter 2020 dividend, the conversion rate is equal to 12.8551 shares of common stock for each $1,000 principal amount of 2025 Notes, which represents an adjusted conversion price of approximately $77.79 per share of common stock. The 2025 Notes are convertible into cash, common stock or a combination thereof, subject to various conditions, at the Company’s option. Should certain corporate transactions or events occur prior to the stated maturity date, the Company will increase the conversion rate for a holder that elects to convert its 2025 Notes in connection with such corporate transaction or event.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their 2025 Notes for conversion prior to January 15, 2025 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of 2025 Notes, or specified corporate events including a change in control of the Company. The Company may not redeem the 2025 Notes prior to the stated maturity date and no sinking fund is provided for the 2025 Notes. The 2025 Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the 2025 Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the 2025 Notes were accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the 2025 Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the 2025 Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. As of June 30, 2020, the unamortized debt discount of our Notes was approximately $6.8 million.

Long-term debt consisted of the following:

	June 30, 2020		December 31, 2019
		Due Within		Due Within
	Total	One Year	Total	One Year
Credit Facility	$162,845,350	$—	$159,845,349	$—
Mortgage Note Payable (originated with Wells Fargo)	30,000,000	—	30,000,000	—
Mortgage Note Payable (originated with Wells Fargo)	23,536,432	23,536,432	23,884,373	—
4.500% Convertible Senior Notes, net of discount	—	—	74,706,078	75,000,000
3.875% Convertible Senior Notes, net of discount	55,676,641	—	—	—
Loan Costs, net of accumulated amortization	(1,275,048)	—	(1,217,497)	—
Total Long-Term Debt	$270,783,375	$23,536,432	$287,218,303	$75,000,000

Payments applicable to reduction of principal amounts as of June 30, 2020 will be required as follows:

Year Ending December 31,	Amount
Remainder of 2020	$—
2021	23,536,432
2022	—
2023	162,845,349
2024	—
2025 and thereafter	92,468,000
Total Long-Term Debt - Face Value	$278,849,781

The carrying value of long-term debt as of June 30, 2020 consisted of the following:

Total
Current Face Amount	$278,849,781
Unamortized Discount on Convertible Debt	(6,791,358)
Loan Costs, net of accumulated amortization	(1,275,048)
Total Long-Term Debt	$270,783,375

The following table reflects a summary of interest expense incurred and paid during the three months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	($000's)	($000's)	($000's)	($000's)
Interest Expense	$2,123	$2,598	$4,922	$5,084
Amortization of Loan Costs	74	107	223	213
Amortization of Discount on Convertible Notes	256	337	760	668
Total Interest Expense	$2,453	$3,042	$5,905	$5,965

Total Interest Paid	$2,496	$1,636	$5,636	$5,067

The Company was in compliance with all of its debt covenants as of June 30, 2020 and December 31, 2019.

NOTE 16. INTEREST RATE SWAPS

During April 2016, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the $25.0 million mortgage note payable as discussed in Note 15, “Long-Term Debt.” During the six months ended June 30, 2020, the interest rate swap agreement was 100% effective. Accordingly, the change in fair value on the interest rate swap has been classified in accumulated other comprehensive income. As of June 30, 2020, the fair value of our interest rate swap agreement, which was a loss of approximately $217,000, is included in accrued and other liabilities on the consolidated balance sheets. As of December 31, 2019, the fair value of our interest rate swap agreement, which was a gain of approximately $99,000, was included in other assets  on the consolidated balance sheets. The interest rate swap was effective on April 7, 2016 and matures on April 7, 2021. The interest rate swap fixed the variable rate debt on the notional amount of related debt of $23.5 million to a rate of 3.17%.

During March 2020, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for $100.0 million of the outstanding balance on the Credit Facility as discussed in Note 15, “Long-Term Debt.” During the six months ended June 30, 2020, the interest rate swap agreement was 100% effective. Accordingly, the change in fair value on the interest rate swap has been classified in accumulated other comprehensive income. As of June 30, 2020, the fair value of our interest rate swap agreement, which was a loss of approximately $2.2 million, was included in accrued and other liabilities on the consolidated balance sheets. The interest rate swap was effective on March 31, 2020 and matures on March 29, 2024. The interest rate swap fixed the variable rate debt on the notional amount of related debt of $100.0 million to a rate of 0.73250% plus the applicable spread.

NOTE 17. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following:

	As of
	June 30, 2020	December 31, 2019
Accrued Property Taxes	$1,770,183	$44,232
Reserve for Tenant Improvements	2,145,196	617,968
Accrued Construction Costs	54,194	93,270
Accrued Interest	597,890	1,312,801
Environmental Reserve and Restoration Cost Accrual	101,869	205,774
Interest Rate Swaps	2,391,529	—
Operating Leases - Liability	304,982	364,888
Other	2,261,223	3,048,259
Total Accrued and Other Liabilities	$9,627,066	$5,687,192

Reserve for Tenant Improvements. In connection with the acquisition of Perimeter Place in Atlanta, Georgia on February 21, 2020, the Company received approximately $460,000 of credits from the seller of the property for tenant improvement allowances and leasing commissions for multiple tenants. Such credits have been included in accrued and other liabilities. During the six months ended June 30, 2020, payments totaling approximately $231,000 were made, leaving a remaining commitment of approximately $229,000.

In connection with the acquisition of the Crossroads Towne Center property in Chandler, Arizona on January 24, 2020, the Company received approximately $1.3 million of credits from the seller of the property for tenant improvement allowances and leasing commissions for two tenants. Such credits have been included in accrued and other liabilities. No payments have been made during the six months ended June 30, 2020, accordingly, the remaining commitment is approximately $1.3 million.

Environmental Reserve. During the year ended December 31, 2014, the Company accrued an environmental reserve of approximately $110,000 in connection with an estimate of additional costs required to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida, on which environmental remediation work had previously been performed. The Company engaged legal counsel who, in turn, engaged environmental engineers to review the site and the prior monitoring test results. During the year ended December 31, 2015, their review was completed, and the Company made an additional accrual of approximately $500,000, representing the low end of the range of possible costs estimated by the engineers to be between approximately $500,000 and $1.0 million to resolve this matter subject to the approval of the state department of environmental protection (the “FDEP”). The FDEP issued a Remedial Action Plan Modification Approval Order (the “FDEP Approval”) in August 2016 which supports the approximate $500,000 accrual made in 2015. The Company is implementing the remediation plan pursuant to the FDEP Approval. During the fourth quarter of 2017, the Company made an additional accrual of approximately $51,000 for the second year of monitoring as the low end of the original range of estimated costs was increased for the amount of monitoring now anticipated. Since the total accrual of approximately $661,000 was made, approximately $580,000 in costs have been incurred through June 30, 2020, leaving a remaining accrual of approximately $81,000.

Restoration Accrual. As part of the resolution of a regulatory matter pertaining to the Company’s prior agricultural activities on certain of the Company’s land located in Daytona Beach, Florida, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible wetlands restoration costs for approximately 148.4 acres within such land, and such estimated costs were included on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. The final proposal for restoration work was received during the second quarter of 2016 which totaled approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was recorded during the second quarter of 2016. During the first quarter of 2019, the Company received a revised estimate for completion of the restoration work for which the adjusted final total cost was approximately $2.4 million. Accordingly, an increase in the accrual of approximately $361,000 was recorded during the first quarter of 2019. The Company has funded approximately $2.3 million of the total $2.4 million of estimated costs through the period ended June 30, 2020, leaving a remaining accrual of approximately $57,000. This matter is more fully described in Note 21 “Commitments and Contingencies.”

Operating Leases – Liability. The Company implemented FASB ASC Topic 842, Leases, effective January 1, 2019, resulting in a cumulative effect adjustment to increase right-of-use assets and related liabilities for operating leases for which the Company is the lessee.

NOTE 18. DEFERRED REVENUE

Deferred revenue consisted of the following:

	As of
	June 30, 2020	December 31, 2019
Interest Reserve from Commercial Loan Investment	$—	$834,972
Prepaid Rent	2,302,904	2,063,173
Tenant Contributions	2,802,071	2,888,822
Other Deferred Revenue	73,876	43,753
Total Deferred Revenue	$5,178,851	$5,830,720

Interest Reserve from Commercial Loan Investments. In conjunction with certain of the Company’s commercial loan investments, the borrower has deposited interest and real estate tax reserves in escrow accounts held by the Company. The corresponding liability is recorded in deferred revenue on the Company’s consolidated balance sheets as the interest reserves are utilized to fund the monthly interest due on the loans. As of June 30, 2020, the escrow balance, related to four of the Company’s commercial loan investments, had been released in connection with the sale transactions completed during the second quarter of 2020, see Note 4, “Commercial Loan Investments”, for further disclosure.

Tenant Contributions. In connection with the acquisition of the property in Aspen, Colorado, the master tenant contributed $1.5 million of the $28.0 million purchase price at closing on February 21, 2018. Additionally, the master tenant funded, from its leasing reserve escrow, approximately $935,000 of the Company’s acquisition-related costs. The tenant contributions are being recognized ratably over the remaining term of the lease into income property rental revenue. Approximately $284,000 was recognized into income property rental revenue through June 30, 2020, leaving an aggregate balance of approximately $2.2 million, related to the Company’s total acquisition cost of approximately $29.0 million, to be recognized over the remaining term of the lease.

In connection with the construction of the Company’s beachfront restaurant formerly leased to Cocina 214 in Daytona Beach, Florida, pursuant to the lease agreement, the tenant contributed approximately $1.9 million towards the completion of the building and tenant improvements through direct payments to various third-party construction vendors. The tenant contribution is being recognized ratably over the remaining term of the lease into income property rental revenue. As a result of the lease termination agreement, entered into on July 16, 2019 by the Company and Cocina 214, the balance of the tenant contribution liability was reduced by $1.0 million, leaving a balance of approximately $690,000 to be recognized into income property rental revenue ratably over the remaining term of the original Cocina 214 lease. Approximately $238,000 was recognized into income property rental revenue through June 30, 2020, leaving a balance of approximately $651,000 to be recognized over the remaining term of the lease.

NOTE 19. STOCK-BASED COMPENSATION

SUMMARY OF STOCK-BASED COMPENSATION

A summary of share activity for all equity classified stock compensation during the six months ended June 30, 2020, is presented below:

Type of Award	Shares Outstanding at 1/1/2020	Granted Shares	Vested / Exercised Shares	Expired Shares	Forfeited Shares	Shares Outstanding at 6/30/2020
Equity Classified - Performance Share Awards - Peer Group Market Condition Vesting	49,275	19,641	(12,635)	—	—	56,281
Equity Classified - Market Condition Restricted Shares - Stock Price Vesting	22,000	—	—	—	—	22,000
Equity Classified - Three Year Vest Restricted Shares	37,595	19,451	(18,054)	—	(200)	38,792
Equity Classified - Non-Qualified Stock Option Awards	80,000	—	—	—	—	80,000
Total Shares	188,870	39,092	(30,689)	—	(200)	197,073

Amounts recognized in the financial statements for stock options, stock appreciation rights, and restricted stock are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Total Cost of Share-Based Plans Charged Against Income Before Tax Effect	$699,818	$634,275	$1,518,923	$1,445,876

Income Tax Expense Recognized in Income	$(174,192)	$(160,757)	$(378,075)	$(366,457)

EQUITY-CLASSIFIED STOCK COMPENSATION

Performance Share Awards – Peer Group Market Condition Vesting

On February 3, 2017, the Company awarded to certain employees 12,635 Performance Shares under the Amended and Restated 2010 Equity Incentive Plan (the “Original 2010 Plan”). The Performance Shares awards entitle the recipient to receive, upon the vesting thereof, shares of common stock of the Company equal to between 0% and 150% of the number of Performance Shares awarded. The number of shares of common stock so vesting will be determined based on the Company’s total shareholder return as compared to the total shareholder return of a certain peer group during a three-year performance period commencing on January 1, 2017, and ending on December 31, 2019. On February 11, 2020, pursuant to the calculation of the vesting criteria, as performed by an independent third party, the recipients vested 14,214 shares in the aggregate. The Company’s total shareholder return for the performance period was 15.18% and the Company’s percentile rank for the performance period was the 55th percentile. Based on the formula, as defined in the award agreements, the actual vested percentage of the performance shares was 112.5%.

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

A summary of activity during the six months ended June 30, 2020, is presented below:

		Wtd. Avg.
Performance Shares with Market Conditions	Shares	Fair Value
Outstanding at January 1, 2020	49,275	$65.59
Granted	19,641	54.69
Vested	(12,635)	54.66
Expired	—	—
Forfeited	—	—
Outstanding at June 30, 2020	56,281	$64.02

As of June 30, 2020, there was approximately $1.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to Performance Share awards, which will be recognized over a remaining weighted average period of 1.9 years.

Market Condition Restricted Shares – Stock Price Vesting

On May 20, 2015 and February 26, 2016, a combined grant of 26,000 shares, net of 68,000 shares permanently surrendered during 2016, of restricted Company common stock was awarded to Mr. Albright under the Original 2010 Plan under a new five-year employment agreement. The 26,000 shares of restricted Company common stock outstanding from these grants were to vest in four increments based upon the price per share of Company common stock during the term of his employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing thirty-day average closing prices ranging from $60 and $65 per share for the first two increments of 2,000 shares each, $70 per share for the third increment of 18,000 shares, and $75 per share for the fourth increment of 4,000 shares. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to January 28, 2021, that increment of the restricted shares will be forfeited. As of June 30, 2020, the first two increments of this award had vested, leaving 22,000 shares outstanding.

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

A summary of the activity for these awards during the six months ended June 30, 2020, is presented below:

Wtd. Avg.
Market Condition Non-Vested Restricted Shares	Shares	Fair Value
Outstanding at January 1, 2020	22,000	$41.71
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at June 30, 2020	22,000	$41.71

As of June 30, 2020, there is no unrecognized compensation cost related to market condition restricted stock.

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

A summary of activity during the six months ended June 30, 2020, is presented below:

		Wtd. Avg.
		Fair Value
Three Year Vest Non-Vested Restricted Shares	Shares	Per Share
Outstanding at January 1, 2020	37,595	$60.21
Granted	19,451	59.70
Vested	(18,054)	59.69
Expired	—	—
Forfeited	(200)	58.78
Outstanding at June 30, 2020	38,792	$60.20

As of June 30, 2020, there was approximately $1.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three-year vest non-vested restricted shares, which will be recognized over a remaining weighted average period of 2.0 years.

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

A summary of the activity for the awards during the six months ended June 30, 2020, is presented below:

Non-Qualified Stock Option Awards	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	80,000	$55.63
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at June 30, 2020	80,000	$55.63	4.76	$—
Exercisable at January 1, 2020	80,000	$55.63	6.50	$25,000
Exercisable at June 30, 2020	80,000	$55.63	4.76	$—

No options were granted, and no options were exercised during the six months ended June 30, 2020. As of June 30, 2020, there is no unrecognized compensation cost related to non-qualified, non-vested stock option awards.

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

During the six months ended June 30, 2020 and 2019, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled approximately $351,000, or 6,283 shares, and $363,000, or 6,322, respectively. The 2020 amount includes the approximately $120,000 Annual Award received during the first quarter of 2020, while the 2019 amount includes the approximately $160,000 Annual Award received during the first quarter of 2019.

NOTE 20. INCOME TAXES

The Company’s effective income tax rate was 20.8% and 25.2% for the six months ended June 30, 2020 and 2019, respectively. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. There were no discrete events during the six months ended June 30, 2020 or 2019.

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

Contractual Commitments – Expenditures

In connection with the acquisition of Perimeter Place in Atlanta, Georgia on February 21, 2020, the Company received approximately $460,000 of credits from the seller of the property for tenant improvement allowances and leasing commissions for multiple tenants. Such credits have been included in accrued and other liabilities. During the six months ended June 30, 2020, payments totaling approximately $231,000 were made, leaving a remaining commitment of approximately $229,000.

In connection with the acquisition of the Crossroads Towne Center property in Chandler, Arizona on January 24, 2020, the Company received approximately $1.3 million of credits from the seller of the property for tenant improvement allowances and leasing commissions for two tenants. Such credits have been included in accrued and other liabilities. No payments have been made during the six months ended June 30, 2020, accordingly, the remaining commitment is approximately $1.3 million.

In connection with the acquisition of The Strand property located in Jacksonville, FL on December 9, 2019, the Company received a credit of approximately $450,000 for a tenant improvement allowance for one of the tenants of The Strand. Accordingly, this amount is included in accrued and other liabilities in the accompanying consolidated balance sheets as of December 31, 2019. During the six months ended June 30, 2020, the improvements were completed by the tenant and the Company funded the $450,000.

Other Matters

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 was accrued as of December 31, 2015, for which payment was made during the quarter ended September 30, 2016. Also, during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to approximately 148.4 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs, and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of June 30, 2016, the final proposal from the Company’s third-party environmental engineer was received reflecting a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the second quarter of 2016. During the first quarter of 2019, the Company received a revised estimate for completion of the restoration work for which the adjusted final total cost was approximately $2.4 million. Accordingly, an increase in the accrual of approximately $361,000 was recorded during the first quarter of 2019. The Company has funded approximately $2.3 million of the total $2.4 million of estimated costs through June 30, 2020, leaving a remaining accrual of approximately $57,000. The Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately $57,000 could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimates.

During the first quarter of 2017, the Company completed the sale of approximately 1,581 acres of land to Minto Communities LLC which acreage represents a portion of the Company’s remaining $430,000 obligation. Accordingly, the Company deposited $423,000 of cash in escrow to secure performance on the obligation. The funds in escrow can be drawn upon completion of certain milestones including completion of restoration and annual required monitoring. The first such milestone was achieved during the fourth quarter of 2017 and $189,500 of the escrow was refunded. The second milestone related to the completion of the first-year maintenance and monitoring was achieved during the first quarter of 2019 and $77,833 of the escrow was refunded, leaving an escrow balance of approximately $156,000 as of December 31, 2019. The third milestone related to the completion of the second-year maintenance and monitoring was achieved during the first quarter of 2020 and $77,833 of the escrow was refunded, leaving an escrow balance of approximately $78,000 as of June 30, 2020. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. Resolution of this matter allowed the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. As of June 30, 2017, the Company determined that approximately 36 mitigation credits were required to be utilized, which represents approximately $298,000 in cost basis of the Company’s mitigation credits. Accordingly, the Company transferred the mitigation credits through a charge to direct cost of revenues of real estate operations during the three months ended June 30, 2017, thereby resolving the required mitigation activities related to the approximately 54.66 acres.

NOTE 22. BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, management services, commercial loan investments, and real estate operations. The management services segment consists of the revenue generated from managing PINE and the Land JV. The management services segment had no assets as of June 30, 2020 and December 31, 2019, and therefore there are no related capital expenditures or depreciation and amortization for the periods presented. The real estate operations segment previously included land sales from the Daytona Beach land portfolio as well as revenue and expenses related to the sale of mitigation credits and subsurface operations. Upon the completion of the Land JV transaction in the fourth quarter of 2019, the real estate operations related to land sales have been classified as discontinued operations in the accompanying consolidated statements of income for the three and six months ended June 30, 2019 and the real estate operations segment remaining consists of subsurface operations and mitigation credit sales. The identifiable assets and liabilities related to the discontinued real estate operations have been separately disclosed as discontinued real estate operations for the periods presented.

Our income property operations consist primarily of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 81.3% and 66.0% of our identifiable assets as of June 30, 2020 and December 31, 2019, respectively, and 87.0% and 97.5% of our consolidated revenues for the six months ended June 30, 2020 and 2019, respectively. Our management fee income consists of the management fees earned for the management of PINE and the Land JV. As of June 30, 2020, our commercial loan investment portfolio consisted of one fixed-rate first mortgage and the Ground Lease Loan. Our continuing real estate operations primarily consist of revenues generated from leasing and royalty income from our interests in subsurface oil, gas and mineral rights, and the sale of mitigation credits.

The Company evaluates performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in different segments for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues:
Income Properties	$11,473,112	$10,375,295	$22,476,143	$21,099,713
Management Services	695,051	—	1,397,652	—
Commercial Loan Investments	835,190	52,765	1,887,239	52,765
Real Estate Operations	6,390	260,771	87,141	495,672
Total Revenues	$13,009,743	$10,688,831	$25,848,175	$21,648,150
Operating Income:
Income Properties	$8,904,650	$8,740,575	$17,794,586	$17,532,505
Management Services	695,051	—	1,397,652	—
Commercial Loan Investments	835,190	52,765	1,887,239	52,765
Real Estate Operations	(50,245)	220,642	(1,493,860)	409,376
General and Corporate Expense	(7,191,858)	(6,193,763)	(16,740,569)	(12,041,670)
Gain on Disposition of Assets	7,075,858	11,811,907	7,075,858	18,681,864
Gain on Extinguishment of Debt	504,544	—	1,141,481	—
Total Operating Income	$10,773,190	$14,632,126	$11,062,387	$24,634,840
Depreciation and Amortization:
Income Properties	$5,015,590	$4,068,968	$9,563,011	$7,408,824
Corporate and Other	5,597	5,619	10,647	12,050
Total Depreciation and Amortization	$5,021,187	$4,074,587	$9,573,658	$7,420,874
Capital Expenditures:
Income Properties	$250,085	$40,972,487	$138,241,592	$41,030,492
Commercial Loan Investments	—	7,840,000	6,754,375	7,840,000
Discontinued Real Estate Operations	—	1,028,984	—	1,899,493
Corporate and Other	6,471	—	12,317	2,061
Total Capital Expenditures	$256,556	$49,841,471	$145,008,284	$50,772,046

	As of
	June 30, 2020	December 31, 2019
Identifiable Assets:
Income Properties	$560,086,707	$464,285,272
Commercial Loan Investments	18,494,950	35,742,218
Real Estate Operations	67,014,688	65,554,619
Discontinued Land Operations	833,167	833,167
Corporate and Other	42,423,359	136,870,927
Total Assets	$688,852,871	$703,286,203

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

The Management Services segment had no capital expenditures and held no assets as of June 30, 2020 or December 31, 2019.

NOTE 23. ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets and liabilities held for sale as of June 30, 2020 and December 31, 2019 are summarized below. The single tenant income property held for sale as of March 31, 2020 was sold during the three months ended June 30, 2020. Two single-tenant income properties were classified as held for sale as of June 30, 2020. See Note 24, “Subsequent Events”, for information related to the single-tenant income properties sold subsequent to June 30, 2020.

	As of June 30, 2020
	Land JV	Single-Tenant Income Properties	Total Assets (Liabilities) Held for Sale
Plant, Property, and Equipment—Net	$—	$8,465,416	$8,465,416
Restricted Cash	833,167	—	833,167
Intangible Lease Assets - Net	—	821,382	821,382
Intangible Lease Liabilities - Net	—	(145,263)	(145,263)
Total Assets Held for Sale	$833,167	$9,141,535	$9,974,702

Deferred Revenue	(831,320)	—	(831,320)
Total Liabilities Held for Sale	$(831,320)	$—	$(831,320)

	As of December 31, 2019
	Land JV	Total Assets (Liabilities) Held for Sale
Restricted Cash	833,167	833,167
Total Assets Held for Sale	$833,167	$833,167

Deferred Revenue	(831,320)	(831,320)
Total Liabilities Held for Sale	$(831,320)	$(831,320)

There were no discontinued operations for the three and six months ended June 30, 2020. The following is a summary of discontinued operations for the three and six months ended June 30, 2019:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Golf Operations Revenue	$1,453,859	$2,950,552
Golf Operations Direct Cost of Revenues	(1,673,633)	(3,384,963)
Loss from Operations	(219,774)	(434,411)
Loss from Discontinued Operations Before Income Tax	(219,774)	(434,411)
Income Tax Benefit	55,702	110,102
Loss from Discontinued Operations (Net of Income Tax)	$(164,072)	$(324,309)

Land Operations Revenue	$7,250,000	$10,550,000
Land Operations Direct Cost of Revenues	(4,440,469)	(6,019,571)
Income from Operations	2,809,531	4,530,429
Income from Discontinued Operations Before Income Tax	2,809,531	4,530,429
Income Tax Expense	(712,074)	(1,148,236)
Income from Discontinued Operations (Net of Income Tax)	$2,097,457	$3,382,193

Total Income from Discontinued Operations (Net of Income Tax)	$1,933,385	$3,057,884

NOTE 24. SUBSEQUENT EVENTS

The Company reviewed all subsequent events and transactions through August 7, 2020, the date the consolidated financial statements were available to be issued.

COVID-19 Pandemic – July Collections Update

As of August 7, 2020, the Company has received July 2020 payments from tenants representing approximately 87% of the Contractual Base Rent due for the month of July 2020. With respect to unpaid Contractual Base Rent due for the month of July, approximately 6% was deferred and approximately 1% was abated pursuant to executed agreements between the Company and the tenants. The Company has not yet reached an agreement with respect to approximately 6% of the Contractual Base Rent due for the month of July 2020.

Income Property Dispositions

On July 23, 2020, the Company sold its Wawa ground lease located in Jacksonville, Florida, for a sales price of approximately $7.1 million, reflecting an exit cap rate of approximately 4.9%. The Company’s estimated gain on the sale is approximately $246,000, or $0.04 per share after tax.

On August 5, 2020, the Company sold its single-tenant income property leased to Carrabba’s Italian Grill located in Austin, Texas, for a sales price of approximately $2.5 million, reflecting an exit cap rate of approximately 6.4%. The Company’s estimated loss on the sale is approximately $94,000, or $(0.02) per share after tax.

Land JV Update

In July 2020, the Land JV completed five land sales totaling approximately 3,128 acres for approximately $41.8 million. Since its inception in October 2019 through August 6, 2020, the Land JV has sold approximately 3,545 acres, in 12 separate transactions, for approximately $64.1 million. The current pipeline of potential land sales includes eight purchase and sale agreements representing approximately $31 million of potential proceeds to the Land JV. The approximately 267 acres under contract represents approximately 15% of the total remaining land in the Land JV. As of July 28, 2020, the capital balance of the joint venture partner totals approximately $45 million.

Mitigation Bank JV – Put Right

In July 2020, BlackRock exercised its Put Right and put 19.745 mitigation credits to the Company, which the Company purchased for approximately $1.48 million, or approximately $75,000 per credit. The Company evaluated the impact of the exercised Put Right on the fair value of the Company’s investment in the Mitigation Bank JV noting no impairment. The Company evaluates its estimates of fair value on an ongoing basis; however, actual results may differ from those estimates.

There were no other reportable subsequent events or transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Also, when the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Management believes the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions. However, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update or revise such forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.  The risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements, include, but are not limited to, the following:

●	we are subject to risks related to the ownership of commercial real estate that could affect the performance and value of our properties;
●	our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could materially and adversely affect us;
●	competition that traditional retail tenants face from e-commerce retail sales, or the integration of brick and mortar stores with e-commerce retail operators, could adversely affect our business;
●	we operate in a highly competitive market for the acquisition of income properties and more established entities or other investors may be able to compete more effectively for acquisition opportunities than we can;
●	the loss of revenues from our income property portfolio or certain tenants would adversely impact our results of operations and cash flows;
●	our revenues include receipt of management fees and potentially incentive fees derived from our provision of management services to PINE and the loss or failure, or decline in the business or assets, of PINE could substantially reduce our revenues;
●	there are various potential conflicts of interest in our relationship with PINE, including our executive officers and/or directors who are also officers and/or directors of PINE, which could result in decisions that are not in the best interest of our stockholders;
●	a prolonged downturn in economic conditions could adversely impact our business, particularly with regard to our ability to maintain revenues from our income-producing assets and our ability to monetize parcels of land the Land JV;
●	a part of our investment strategy is focused on investing in commercial loan investments which may involve credit risk;
●	we may suffer losses when a borrower defaults on a loan and the value of the underlying collateral is less than the amount due;
●	the Company’s real estate investments are generally illiquid;
●	if we are not successful in utilizing the like-kind exchange structure in deploying the proceeds from dispositions of income properties, or our like-kind exchange transactions are disqualified, we could incur significant taxes and our results of operations and cash flows could be adversely impacted;
●	the Company may be unable to obtain debt or equity capital on favorable terms, if at all, or additional borrowings may impact our liquidity or ability to monetize any assets securing such borrowings;
●	servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to service or pay our debt;
●	our operations and properties could be adversely affected in the event of natural disasters, pandemics, or other significant disruptions;
●	we may encounter environmental problems which require remediation or the incurrence of significant costs to resolve, which could adversely impact our financial condition, results of operations, and cash flows; and
●	An epidemic or pandemic (such as the outbreak and worldwide spread of COVID-19), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, may precipitate or materially exacerbate one or more of the above-mentioned and/or other risks and may significantly disrupt or prevent us from operating its business in the ordinary course for an extended period.

The Company describes the risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part I, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of our Quarterly Report on Form 10-Q), and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Part I, Item 2 of this Quarterly Report on Form 10-Q).

COVID-19 PANDEMIC

In March 2020, the agency of the United Nations, responsible for international public health, declared the outbreak of the novel coronavirus as a pandemic (the “COVID-19 Pandemic”), which has spread throughout the United States. The spread of the COVID-19 Pandemic has continued to cause significant volatility in the U.S. and international markets and, in many industries, business activity was, for a time, virtually shut down entirely. There continues to be uncertainty around the duration and severity of business disruptions related to the COVID-19 Pandemic, as well as its impact on the U.S. economy and international economies.

The actions taken by federal, state and local governments to mitigate the spread of COVID-19, initially by ordering closures of non-essential businesses and ordering residents to generally stay at home, and subsequent phased re-openings, have resulted in some of our tenants temporarily closing their businesses, and for some, impacting their ability to pay rent.

The Company received second quarter payments from tenants representing approximately 81% of the Contractual Base Rent, defined as monthly base rent due pursuant to the original terms of  the respective lease agreements without giving effect to any deferrals or abatements subsequently entered into, due during the three months ended June 30, 2020. With respect to unpaid Contractual Base Rent due during the three months ended June 30, 2020 approximately 9% was deferred and approximately 4% was abated. In general, repayment of the deferred Contractual Base Rent will begin in the third quarter of 2020, with ratable payments continuing, in some cases, through the end of 2021. Certain of the deferral agreements are pending full execution of the lease amendment; however, both parties have indicated, in writing, their agreement to the repayment terms and in some instances, the tenant has already made the payments contemplated in the agreed-to lease amendment. In connection with the leases in which rent was abated, other lease modifications, including extended lease terms and imposition of percentage rent, were agreed to by the Company and the tenants. Depending upon the duration of tenant closures and the overall economic downturn resulting from the COVID-19 Pandemic, we may find deferred rents difficult to collect. The Company has not yet reached an agreement with respect to approximately 6% of the Contractual Base Rent due during the three months ended June 30, 2020. See Note 24, “Subsequent Events” for the Company’s disclosure related to July 2020 rent collections.

We have seen a positive uptick in our rent collections levels. While this is a positive trend driven by government mandated restrictions gradually being lifted, we are expecting that our rent collections will continue to be below our tenants’ Contractual Base Rent and historical levels, which will continue to adversely impact our results of operations and cash flows. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted. Depending upon the duration of tenant closures, operating restrictions, and the overall economic downturn resulting from the COVID-19 Pandemic, we may find that even deferred rents are difficult to collect, and we may experience higher vacancies.

An assessment of the current or identifiable potential financial and operational impacts on the Company as a result of the COVID-19 Pandemic are as follows:

●	The total borrowing capacity on the Company’s revolving credit facility (the “Credit Facility”), based on the assets currently in the borrowing base, is $200 million, and as such the Company has the ability to draw an additional $37.2 million on the Credit Facility. Pursuant to the terms of the Credit Facility, any property in the borrowing base with a tenant that is more than 60 days past due on its contractual rent obligations would be automatically removed from the borrowing base and the Company’s borrowing capacity would be reduced. For the tenants requesting rent relief with which the Company has reached an agreement, such deferral and/or abatement agreements for current rent, under the terms of the credit facility, would not be past due if it adheres to such modification, and thus those properties would not be required to be removed from the borrowing base.

●	As a result of the outbreak of the COVID-19 Pandemic, the federal government and the state of Florida issued orders encouraging everyone to remain in their residence and not go into work. In response to these orders and in the best interest of our employees and directors, we have implemented significant preventative measures to ensure the health and safety of our employees and Board of Directors (the “Board”), including: (i) conducting all meetings of the Board and Committees of the Board telephonically or via a visual conferencing service, (ii) permitting the Company’s employees to work from home at their election, (iii) enforcing appropriate social distancing practices in the Company’s office, (iv) encouraging the Company’s employees to wash their hands often and use face masks, (v) providing hand sanitizer and other disinfectant products throughout the Company’s office, (vi) requiring employees who do not feel well in any capacity to stay at home, and (vii) requiring all third-party delivery services (e.g. mail, food delivery, etc.) to complete their service outside the front door of the Company’s office. The Company also offered COVID-19 testing to its employees to ensure a safe working environment. These preventative measures have not had any material adverse impact on the Company’s financial reporting systems, internal controls over financial reporting or disclosure controls and procedures. At this time, we have not laid off, furloughed, or terminated any employee in response to the COVID-19 Pandemic. The Compensation Committee of the Board may reevaluate the performance goals and other aspects of the compensation arrangements of the Company’s executive officers later in 2020 as more information about the effects of the COVID-19 Pandemic become known.

OVERVIEW

We are a diversified real estate operating company. We own and manage, sometimes utilizing third-party property management companies, thirty-one commercial real estate properties in twelve states in the United States. As of June 30, 2020, we owned twenty-five single-tenant and six multi-tenant income-producing properties with approximately 2.2 million square feet of gross leasable space. See Note 24, “Subsequent Events”, for information related to the single-tenant income properties sold subsequent to June 30, 2020.

In addition to our income property portfolio, as of June 30, 2020, our business included the following:

Management Services:

●	A fee-based management business that is engaged in managing Alpine Income Property Trust, Inc. (“PINE”) and the entity that held approximately 4,900 acres of undeveloped land in Daytona Beach, Florida as of June 30, 2020 (the “Land JV”), see Note 5, “Related Party Management Services Business”. Currently, the Land JV holds approximately 1,800 acres of undeveloped land in Daytona Beach, Florida due to the land sales from the Land JV as described in Note 24, “Subsequent Events”.

Commercial Loan Investments:

●	A portfolio of commercial loan investments, of which four were sold during the three months ended June 30, 2020.

Real Estate Operations:

●	A portfolio of mineral interests consisting of approximately 455,000 subsurface acres in 20 counties in the State of Florida and a portfolio of mitigation credits;

●	A retained interest in the Land JV which is seeking to sell approximately 1,800 acres of undeveloped land in Daytona Beach, Florida; and

●	An interest in a joint venture (the “Mitigation Bank JV”) that owns an approximately 2,500 acre parcel of land in the western part of Daytona Beach, Florida which is engaged in the operation of a mitigation bank, which, pursuant to a mitigation plan approved by the applicable state and federal authorities, produces mitigation credits that are marketed and sold to developers of land in the Daytona Beach area for the purpose of enabling the developers to obtain certain regulatory permits.

Our business also includes, as outlined above, the current value of our investment in PINE of approximately $33.2 million, or approximately 23.5% of the PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “Operating Partnership”), which are exchangeable into common stock of PINE on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in Investment and Other Income (Loss) on the accompanying statement of operations.

Discontinued Operations. The Company reports the historical financial position and results of operations of disposed businesses as discontinued operations when it has no continuing interest in the business. On October 16, 2019, the Company sold a controlling interest in its wholly owned subsidiary that held the approximately 5,300 acres of undeveloped land in Daytona Beach, Florida. On October 17, 2019, the Company sold its interest in the LPGA golf operations. For the three and six months ended June 30, 2019, the Company has reported the historical financial position and the results of operations related to the Land JV and the golf operations as discontinued operations (see Note 23, “Assets and Liabilities Held for Sale and Discontinued Operations”). The cash flows related to discontinued operations have been disclosed.

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

We believe investment in each of these income-producing asset classes provides attractive opportunities for stable current cash flows and increased returns in the long run and the potential for capital appreciation. We currently expect a short term decrease in cash from operations as our tenants are impacted by the COVID-19 Pandemic and, while contractually obligated, some have not paid rent during July 2020. See Note 1, “Description of Business and Principles of Interim Statements” for the Company’s disclosure related to the potential cash flow impact as well as the accounting treatment of potential lease modifications associated with tenant rent relief requests due to the COVID-19 Pandemic. A prolonged imposition of mandated closures or other social-distancing guidelines as a result of the COVID-19 Pandemic may adversely impact more our tenants’ ability to generate sufficient revenues, and could force additional tenants to default on their leases, or result in the bankruptcy or insolvency of tenants, which would diminish the rental revenue we receive under our leases. The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate adverse impact on our business.

2020 Acquisitions. During the six months ended June 30, 2020, the Company acquired two multi-tenant income properties for a purchase price of approximately $137.2 million, or an acquisition cost of approximately $137.7 million including capitalized acquisition costs. Of the total acquisition cost, approximately $46.7 million was allocated to land, approximately $74.0 million was allocated to buildings and improvements, approximately $18.8 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and approximately $1.8 million was allocated to intangible liabilities for the below market lease value.

The properties acquired during the six months ended June 30, 2020 are described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Purchase Price	Percentage Leased at Acquisition	Remaining Lease Term at Acquisition Date (in years)
Crossroads Towne Center	Multi-Tenant	Chandler, AZ	01/24/20	254,109	$61,800,000	99%	5.0
Perimeter Place	Multi-Tenant	Atlanta, GA	02/21/20	268,572	75,435,000	80%	3.6
		Total / Weighted Average		522,681	$137,235,000		4.2

2020 Dispositions. During the six months ended June 30, 2020, the Company disposed of four single-tenant income properties, including three ground leases, and one multi-tenant income property. See Note 24, “Subsequent Events”, for information related to the single-tenant income properties sold subsequent to June 30, 2020.

The properties disposed of during the six months ended June 30, 2020 are described below:

Tenant Description	Tenant Type	Date of Disposition	Sales Price	Gain (Loss) on Sale	EPS, After Tax	Exit Cap Rate
CVS, Dallas, TX	Single-Tenant	04/24/20	$15,222,000	$854,336	$0.14	4.50%
Wawa, Daytona Beach, FL	Single-Tenant	04/29/20	6,002,400	1,768,603	0.29	4.75%
JPMorgan Chase Bank, Jacksonville, FL	Single-Tenant	06/18/20	6,714,738	959,444	0.15	4.15%
7-Eleven, Dallas, TX	Multi-Tenant	06/26/20	2,400,000	(45,615)	(0.01)	6.08%
Bank of America, Monterey, CA	Single-Tenant	06/29/20	9,000,000	3,892,049	0.63	3.28%
		Total / Weighted Average	$39,339,138	$7,428,817	$1.20	4.30%

Our current portfolio of twenty-five (25) single-tenant income properties generates approximately $20.1 million of revenues from straight-line base lease payments on an annualized basis and had a weighted average remaining lease term of 13.7 years as of June 30, 2020. Our current portfolio of six (6) multi-tenant properties generates approximately $21.6 million of revenue from straight-line base lease payments on an annualized basis and had a weighted average remaining lease term of 5.0 years as of June 30, 2020.

We self-developed two single-tenant net lease restaurant properties on a 6-acre beachfront parcel in Daytona Beach, Florida. The development was completed in January of 2018 and rent commenced from both tenants pursuant to their separate leases. On a limited basis, we have acquired and may continue to selectively acquire other real estate, either vacant land or land with existing structures, that we would demolish and develop into additional income properties, possibly in the downtown and beachside areas of Daytona Beach, Florida. Through June 30, 2020, we invested approximately $5.6 million to acquire approximately 6.0 acres in downtown Daytona Beach that is located in an opportunity zone. Specifically, our investments in the Daytona Beach area would target opportunistic acquisitions of select catalyst sites, which are typically distressed, with an objective of having short investment horizons. Should we pursue such acquisitions, we may seek to partner with developers to develop these sites rather than self-develop the properties.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. We sold one single-tenant income property and four multi-tenant income properties during the six months ended June 30, 2020. In part, as a result of entering the exclusivity and right of first offer agreement with PINE (the “Exclusivity and ROFO Agreement”) which generally prevents us from investing in single-tenant net lease income properties, our income property investment strategy will be focused primarily on multi-tenant retail and office properties. We may pursue this strategy, in part, by monetizing certain of our single-tenant properties, and should we do so, we would seek to utilize the 1031 like-kind exchange structure to preserve the tax-deferred gain on the original transaction(s) that pertains to the replacement asset.

Real Estate Operations – Continuing

Revenue from continuing real estate operations consisted of the following for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue Description	($000's)	($000's)	($000's)	($000's)
Mitigation Credit Sales	$—	$—	$4	$—
Subsurface Revenue	1	234	78	442
Fill Dirt and Other Revenue	5	27	5	54
Total Real Estate Operations Revenue	$6	$261	$87	$496

Daytona Beach Development. During 2018, the Company acquired a 5-acre parcel of land with existing structures in downtown Daytona Beach, for a purchase price of approximately $2.0 million. As of June 30, 2020, the Company has also acquired other contiguous parcels totaling approximately 1-acre for approximately $2.1 million. Combined, these parcels represent the substantial portion of an entire city block in downtown Daytona Beach adjacent to International Speedway Boulevard, a major thoroughfare in Daytona Beach. We have engaged a national real estate brokerage firm to assist us in identifying a developer or investor to acquire a portion or all of the property or to contribute into a potential joint venture to redevelop the property. We are pursuing entitlements for the potential redevelopment of these parcels, along with certain other adjacent land parcels, some of which we have under contract for purchase. As of June 30, 2020, we have incurred approximately $1.5 million in raze and entitlement costs related to these parcels.

Other Real Estate Assets. The Company owns mitigation credits with a cost basis of approximately $2.5 million as of June 30, 2020. As of December 31, 2019, the Company owned mitigation credits with a cost basis of approximately $2.3 million. The increase in mitigation credit cost basis for the six months ended June 30, 2020 compared to December 31, 2019 is primarily the result of the 20 mitigation credits acquired from the Mitigation Bank, as defined in Note 7, “Investments in Joint Ventures”, during the three months ended March 31, 2020 totaling approximately $1.5 million, or approximately $75,000 per credit. The cost basis was reduced by the impact of approximately 16 mitigation credits with a cost basis of approximately $1.2 million that were provided at no cost to buyers. Additionally, the Company purchased 2 mitigation credits from the Mitigation Bank JV, for approximately $224,000. The aggregate cost of sales charge of  approximately $1.5 million, which is not expected to be a recurring charge, was included in direct costs of revenues of real estate operations during the six months ended June 30, 2020 in the consolidated statements of operations. Mitigation credit sales totaled approximately $4,000 during the six months ended June 30, 2020. There were no mitigation credit sales during the six months ended June 30, 2019.

Subsurface Interests. As of June 30, 2020, the Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 455,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage.

There were no subsurface sales during the six months ended June 30, 2020 and 2019.

Prior to September 2019, the Company leased certain of the Subsurface Interests to a mineral exploration organization for exploration. The lessee had previously exercised renewal options through the eighth year of the lease which ended on September 22, 2019. The Lessee elected not to renew the oil exploration lease beyond September 22, 2019.

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For both the three and six months ended June 30, 2019, lease income of approximately $201,000 was recognized, with no lease income recognized during the three and six months ended June 30, 2020.

During the three and six months ended June 30, 2020 and 2019, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled approximately $20,000 during the three months ended June 30, 2019 with no revenues received during the three months ended June 30, 2020. Revenues received from oil royalties totaled approximately $10,000 and $29,000, during the six months ended June 30, 2020 and 2019, respectively.

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

Cash payments for the release of surface entry rights totaled approximately $67,000 during the six months ended June 30, 2020. There were no releases of surface entry rights during the six months ended June 30, 2019.

Real Estate Operations – Discontinued Operations

As of June 30, 2020, the Company continues to pursue land sales of the approximately 4,900 acres that formerly comprised its land holdings on behalf of the JV Partners in its role as Manager of the Land JV. See Note 24, “Subsequent Events”, for land sales from the Land JV subsequent to June 30, 2020. As a result of those land sales, the Land JV currently holds approximately 1,800 acres of undeveloped land in Daytona Beach, Florida. The Company’s retained interest in the Land JV represents a notional 33.5% stake in the venture, the value of which may be realized in the form of distributions based on the timing and the amount of proceeds achieved when the land is ultimately sold by the Land JV. As of June 30,

2020, the Land JV has completed approximately $22.2 million in land sales since its inception in mid-October 2019 and currently has a pipeline of 8 purchase and sale agreements for potential land sale transactions representing approximately $31 million of potential proceeds to the Land JV. The roughly 267 acres under contract represents approximately 15% of the total remaining land in the Land JV.

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

During the six months ended June 30, 2019, a total of approximately 74 acres were sold for approximately $10.8 million.

SUMMARY OF OPERATING RESULTS FOR THE QUARTER ENDED JUNE 30, 2020 COMPARED TO JUNE 30, 2019

REVENUE

Total revenue for the three months ended June 30, 2020 is presented in the following summary and indicates the changes as compared to three months ended June 30, 2019:

	Revenue for the	Increase (Decrease)
	Quarter Ended	Vs. Same Period	Vs. Same Period
	6/30/2020	in 2019	in 2019
Operating Segment	($000's)	($000's)	(%)
Income Properties	$11,473	$1,098	11%
Management Services	695	695	100%
Commercial Loan Investments	835	782	1483%
Real Estate Operations	6	(254)	-98%
Total Revenue	$13,009	$2,321	22%

Total revenue for the three months ended June 30, 2020 increased to approximately $13.0 million, compared to approximately $10.7 million during the same period in 2019. The increase in total revenue reflects the net impact of an increase in revenue from our income property operations of approximately $1.1 million, which is the result of an increase in revenue of approximately $5.5 million from recent acquisitions partially offset by a decrease relating to our recent dispositions of income properties, which totaled approximately $4.4 million. In addition, our revenues increased by approximately $782,000 from the revenue generated by our commercial loan portfolio due to five loan originations subsequent to the second quarter of 2019 and total revenues increased by approximately $695,000 in connection with the management fees we earned from PINE and the Land JV. These increases were offset by a decrease of approximately $254,000 in the revenue we generated from our real estate operations segment, which decrease is primarily related to the termination of the subsurface lease as described in Note 6, “Real Estate Operations”.

	Revenue for the	Increase (Decrease)
	Quarter Ended	Vs. Same Period	Vs. Same Period
	6/30/2020	in 2019	in 2019
Income Property Operations Revenue	($000's)	($000's)	(%)
Revenue from Recent Acquisitions	$5,532	$5,532	100%
Revenue from Recent Dispositions	—	(4,387)	-100%
Revenue from Remaining Portfolio	5,497	132	2%
Accretion of Above Market/Below Market Intangibles	444	(179)	-29%
Total Income Property Operations Revenue	$11,473	$1,098	11%

	Revenue for the	Increase (Decrease)
	Quarter Ended	Vs. Same Period	Vs. Same Period
	6/30/2020	in 2019	in 2019
Real Estate Operations Revenue	($000's)	($000's)	(%)
Mitigation Credit Sales	$—	$—	0%
Subsurface Revenue	1	(233)	-100%
Other Revenue	5	(22)	-81%
Total Real Estate Operations Revenue	$6	$(255)	-98%

NET INCOME

Net income and basic net income per share for the quarter ended June 30, 2020, compared to the same period in 2019, was as follows:

		Increase (Decrease)
	Quarter Ended	Vs. Same Period
	6/30/2020	in 2019
	($000's)	($000's)
Income from Continuing Operations ($000's)	$12,611	$3,947
Income from Discontinued Operations (Net of Income Tax) ($000's)	$—	$(1,933)
Net Income ($000's)	$12,611	$2,014
Basic Net Income from Continuing Operations Per Share	$2.71	$0.96
Basic Net Income from Discontinued Operations Per Share	$—	$(0.39)
Basic Net Income Per Share	$2.71	$0.57

Our above results for the quarter ended June 30, 2020, as compared to the same period in 2019, reflected the following significant operating elements, in addition to the impacts on revenues described above:

●	An increase in investment and other income (loss) of approximately $8.5 million primarily due to the increase in the closing stock price of PINE resulting in the unrealized, non-cash gain on the Company’s investment in PINE of approximately $8.1 million, or $1.30 per share, after tax;

●	An increase in depreciation and amortization expense of approximately $947,000 which is primarily due to the increase in the Company’s income property portfolio;

●	A decrease in gain on disposition of assets totaling approximately $4.7 million attributable to second quarter 2020 gains totaling approximately $7.4 million on the disposition of four single-tenant and one multi-tenant income property, versus that of gains totaling approximately $11.8 million on the disposition of two multi-tenant income properties during the second quarter of 2019. The decrease in gain on disposition of assets was further impacted by the sale of four of the Company’s commercial loan investments, resulting in a second quarter loss of approximately $353,000, or approximately $0.06 per share, after tax; and

●	An increase in gain on extinguishment of debt of approximately $505,000, or approximately $0.08 per share, after tax related to the repurchase of approximately $7.5 million aggregate amount of 2025 Notes at a discount totaling approximately $1.4 million.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $11.5 million and $8.9 million, respectively, during the three months ended June 30, 2020, compared to total revenue and operating income of approximately $10.4 million and $8.7 million, respectively, for the three months ended June 30, 2019. The direct costs of revenues for our income property operations totaled approximately $2.6 million and $1.6 million for the three months ended June 30, 2020 and 2019, respectively. The increase in revenues of approximately $1.1 million, or 11%, during the three months ended June 30, 2020 reflects our expanded portfolio of income properties including increases of approximately $5.5 million due to recent acquisitions, offset by the decrease of approximately $4.4 million related to properties we sold during 2019. Revenue from our income properties during the quarters ended June 30, 2020 and 2019 also includes approximately $444,000 and $623,000, respectively, in revenue from the net accretion of the above-market and below-market lease intangibles, of which a significant portion is attributable to Wells Fargo Raleigh. Our increased operating income from our income property operations reflects increased rent revenues, offset by an increase of approximately $934,000 in our direct costs of revenues which was primarily comprised of approximately $1.5 million in increased operating expenses related to our recent acquisitions, offset by the reduction in operating expenses related to the property dispositions completed in 2019. See our discussion above under the heading  “COVID-19 PANDEMIC” for a description of how the COVID-19 Pandemic has impacted our income property operations.

MANAGEMENT SERVICES

Revenue from our management services totaled approximately $695,000 during the three months ended June 30, 2020 with no revenue recognized during the three months ended June 30, 2019. During the three months ended June 30, 2020, the Company earned management services revenue from PINE of approximately $644,000 and approximately $51,000 from the Land JV.

COMMERCIAL LOAN INVESTMENTS

Interest income from our commercial loan investments totaled approximately $835,000 and $53,000 during the three months ended June 30, 2020 and 2019, respectively. The increase is due to the timing of investing in the Company’s commercial loan investment portfolio, as the Company held no commercial loan investments during 2019 until June 14, 2019 when the Company originated a $8.0 million first mortgage bridge loan secured by 72 acres of land in Orlando, Florida at a fixed rate of 12.00%.

REAL ESTATE OPERATIONS

During the three months ended June 30, 2020, the operating loss from real estate operations was approximately $50,000 on revenues totaling approximately $6,400. During the three months ended June 30, 2019, operating income was approximately $221,000 on revenues totaling approximately $261,000. The operating loss during the three months ended June 30, 2020, was due to the decrease in revenue of approximately $254,000.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative expenses for the three months ended June 30, 2020 is presented in the following summary and indicates the changes as compared to the three months ended June 30, 2019:

	G&A Expense	Decrease (Increase)
	Quarter Ended	Vs. Same Period	Vs. Same Period
	6/30/2020	in 2019	in 2019
General and Administrative Expenses	($000's)	($000's)	(%)
Recurring General and Administrative Expenses	$1,471	$(7)	0%
Non-Cash Stock Compensation	700	(65)	-10%
Shareholder and Proxy Matter Legal and Related Costs	—	21	100%
Total General and Administrative Expenses	$2,171	$(51)	-2%

General and administrative expenses totaled approximately $2.2 million and $2.1 million for the quarters ended June 30, 2020 and 2019, respectively, with minimal change in expense quarter over quarter.

GAINS (LOSSES) AND IMPAIRMENT CHARGES

2025 Note Repurchases. During the three months ended June 30, 2020, the Company repurchased approximately $7.5 million aggregate principal amount of the 2025 Notes, representing a cash discount of approximately $1.4 million. The gain on the repurchase of approximately $505,000, net of the pro-rata share of the conversion value, is included in Gain on Extinguishment of Debt in the consolidated statements of operations for the three months ended June 30, 2020.

Commercial Loan Portfolio. In late May 2020, the Company sold four of its commercial loan investments in two separate transactions generating aggregate proceeds of approximately $20.0 million and resulting in a second quarter loss of approximately $353,000, or approximately $0.06 per share, after tax.

2020 Dispositions. During the three months ended June 30, 2020, the Company disposed of four single-tenant income properties, including three ground leases, and one multi-tenant income property, as described below:

Tenant Description	Tenant Type	Date of Disposition	Sales Price	Gain (Loss) on Sale	EPS, After Tax	Exit Cap Rate
CVS, Dallas, TX	Single-Tenant	04/24/20	$15,222,000	$854,336	$0.14	4.50%
Wawa, Daytona Beach, FL	Single-Tenant	04/29/20	6,002,400	1,768,603	0.29	4.75%
JPMorgan Chase Bank, Jacksonville, FL	Single-Tenant	06/18/20	6,714,738	959,444	0.15	4.15%
7-Eleven, Dallas, TX	Multi-Tenant	06/26/20	2,400,000	(45,615)	(0.01)	6.08%
Bank of America, Monterey, CA	Single-Tenant	06/29/20	9,000,000	3,892,049	0.63	3.28%
		Total / Weighted Average	$39,339,138	$7,428,817	$1.20	4.30%

2019 Dispositions. During the three months ended June 30, 2020, the Company disposed of two multi-tenant income properties, as described below:

Tenant Description	Tenant Type	Date of Disposition	Sales Price	Gain (Loss) on Sale	EPS, After Tax	Exit Cap Rate
The Grove, Winter Park, FL	Multi-Tenant	05/23/19	$18,250,000	2,803,198	$0.42	6.72%
3600 Peterson, Santa Clara, CA	Multi-Tenant	06/24/19	37,000,000	9,008,709	1.36	6.62%
		Total / Weighted Average	$55,250,000	$11,811,907	$1.78	6.66%

There were no impairment charges on the Company’s undeveloped land holdings, or its income property portfolio during the three months ended June 30, 2020 or 2019.

INVESTMENT AND OTHER INCOME

During the three months ended June 30, 2020, the closing stock price of PINE increased by $3.95 per share, with a closing price of $16.26 on June 30, 2020 versus $12.31 on March 31, 2020. As a result, the Company recognized an unrealized, non-cash gain on its 2,039,644 shares (including OP Units) of approximately $8.1 million, or $1.30 per share, after tax, which is included in Investment and Other Income (Loss).

DISCONTINUED OPERATIONS

During the three months ended June 30, 2020, there was no activity related to discontinued operations. During the three months ended June 30, 2019, discontinued operations activity consisted of land operations and golf operations, which were sold during the fourth quarter of 2019.

INTEREST EXPENSE

Interest expense totaled approximately $2.5 million and $3.0 million for the three months ended June 30, 2020 and 2019, respectively. The decrease of approximately $589,000 is attributable to lower outstanding balances on the Convertible Notes with lower LIBOR rates as well as the benefit from the lower rate on the 2025 Notes, compared to the 2020 Notes.

SUMMARY OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO JUNE 30, 2019

REVENUE

Total revenue for the six months ended June 30, 2020 is presented in the following summary and indicates the changes as compared to six months ended June 30, 2019:

	Revenue for the	Increase (Decrease)
	Six Months Ended	Vs. Same Period	Vs. Same Period
	6/30/2020	in 2019	in 2019
Operating Segment	($000's)	($000's)	(%)
Income Properties	$22,476	$1,376	7%
Management Services	1,398	1,398	100%
Commercial Loan Investments	1,887	1,834	3477%
Real Estate Operations	87	(409)	-82%
Total Revenue	$25,848	$4,201	19%

Total revenue for the six months ended June 30, 2020 totaled approximately $25.8 million, compared to approximately $21.6 million during the same period in 2019. The increase in total revenue reflects the net impact of an increase in revenue from our income property operations of approximately $1.4 million, which is the result of an increase in revenue of approximately $10.4 million from recent acquisitions and a decrease relating to our recent dispositions of income properties, which totaled approximately $8.7 million. In addition, our revenues increased by approximately $1.4 million in connection with the management fees we earned from PINE and the Land JV as well as an increase of approximately $1.8 million from the revenue generated by our commercial loan portfolio due to five loan originations subsequent to the second quarter of 2019. These increases were offset by a decrease of approximately $409,000 in the revenue we generated from our real estate operations segment, primarily related to the termination of the subsurface lease as described in Note 2, “Revenue Recognition”.

	Revenue for the	Increase (Decrease)
	Six Months Ended	Vs. Same Period	Vs. Same Period
	6/30/2020	in 2019	in 2019
Income Property Operations Revenue	($000's)	($000's)	(%)
Revenue from Recent Acquisitions	$10,407	$10,407	100%
Revenue from Recent Dispositions	—	(8,739)	-100%
Revenue from Remaining Portfolio	11,595	(185)	-2%
Accretion of Above Market/Below Market Intangibles	474	(107)	-18%
Total Income Property Operations Revenue	$22,476	$1,376	7%

	Revenue for the	Increase (Decrease)
	Six Months Ended	Vs. Same Period	Vs. Same Period
	6/30/2020	in 2019	in 2019
Real Estate Operations Revenue	($000's)	($000's)	(%)
Mitigation Credit Sales	$4	$4	100%
Subsurface Revenue	78	(364)	-82%
Fill Dirt and Other Revenue	5	(49)	-90%
Total Real Estate Operations Revenue	$87	$(409)	-82%

NET INCOME

Net income and basic net income per share for the six ended June 30, 2020, compared to the same period in 2019, was as follows:

		Increase (Decrease)
	Six Months Ended	Vs. Same Period
	6/30/2020	in 2019
	($000's)	($000's)
Income from Continuing Operations ($000's)	$349	$(13,658)
Income from Discontinued Operations (Net of Income Tax) ($000's)	$—	$(3,058)
Net Income ($000's)	$349	$(16,716)
Basic Net Income from Continuing Operations Per Share	$0.07	$(2.66)
Basic Net Income from Discontinued Operations Per Share	$—	$(0.59)
Basic Net Income Per Share	$0.07	$(3.25)

Our above results for the six months ended June 30, 2020, as compared to the same period in 2019, reflected the following significant operating elements in addition to the impacts on revenues described above:

●	A decrease in investment and other income of approximately $4.8 million primarily due to the decrease in the closing stock price of PINE resulting in the unrealized, non-cash loss on the Company’s investment in PINE of approximately $5.6 million, or $0.91 per share, after tax;

●	An increase in impairment charges of approximately $1.9 million related to the Company’s implementation of CECL, hereinafter defined, resulting in an allowance reserve of approximately $252,000, in addition to the impairment totaling approximately $1.6 million, recognized during the first quarter of 2020, related to marketing the Company’s loan portfolio in advance of their upcoming maturities, prior to the disposition of four commercial loan investments during the second quarter of 2020;

●	An increase in the direct cost of real estate operations of approximately $1.5 million associated with the cost basis of approximately 20 mitigation credits provided at no cost to buyers, of which is not recurring in nature;

●	An increase in depreciation and amortization expense of approximately $2.2 which is primarily due to the increase in the Company’s income property portfolio;

●	A decrease in gain on disposition of assets totaling approximately $11.6 million attributable to approximately $7.4 million on the disposition of four single-tenant and one multi-tenant income property during the six months ended June 30, 2020, versus that of gains totaling approximately $18.7 million on the disposition of three multi-tenant income properties during the six months ended June 30, 2020. The decrease in gain on disposition of assets was further impacted by the sale of four of the Company’s commercial loan investments, resulting in loss of approximately $353,000, or approximately $0.06 per share, after tax; and

●	An increase in gain on extinguishment of debt of approximately $1.1 million, or approximately $0.18 per share, after tax related to the repurchase of approximately $12.5 million aggregate amount of 2025 Notes at a discount totaling approximately $2.6 million.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $22.5 million and $17.8 million, respectively, during the six months ended June 30, 2020, compared to total revenue and operating income of approximately $21.1 million and $17.5 million, respectively, for the six months ended June 30, 2019. The direct costs of revenues for our income property operations totaled approximately $4.7 million and $3.6 million for the six months ended June 30, 2020 and 2019, respectively. The increase in revenues of approximately $1.4 million, or 7%, during the six months ended June 30, 2020 reflects our expanded portfolio of income properties including increases of approximately $10.4 million due to recent acquisitions, offset by the decrease of approximately $8.7 million related to properties we sold during 2019. Revenue from our income properties during the six months ended June 30, 2020 and 2019 also includes approximately $474,000 and $581,000 million, respectively, in revenue from the net accretion of the above-market and below-market lease intangibles, of which a significant portion is attributable to Wells Fargo Raleigh. Our increased operating income from our income property operations reflects increased rent revenues, offset by an increase of approximately $1.1 million in our direct costs of revenues which was primarily comprised of approximately $2.5 million in increased operating expenses related to our recent acquisitions, offset by the reduction in operating expenses related to the property dispositions completed in 2019.  See our discussion above under the heading  “COVID-19 PANDEMIC” for a description of how the COVID-19 Pandemic has impacted our income property operations.

MANAGEMENT SERVICES

Revenue from our management services totaled approximately $1.4 million during the six months ended June 30, 2020 with no revenue recognized during the six months ended June 30, 2019. During the six months ended June 30, 2020, the Company earned management services revenue from PINE of approximately $1.3 million and approximately $105,000 from the Land JV.

COMMERCIAL LOAN INVESTMENTS

Interest income from our commercial loan investments totaled approximately $1.9 million and approximately and $53,000 during the six months ended June 30, 2020 and 2019, respectively. The increase is due to the timing of investing in the Company’s commercial loan investment portfolio, as the Company held no commercial loan investments during 2019 until June 14, 2019 when the Company originated a $8.0 million first mortgage bridge loan secured by 72 acres of land in Orlando, Florida at a fixed rate of 12.00%.

REAL ESTATE OPERATIONS

During the six months ended June 30, 2020, the operating loss from real estate operations was approximately $1.5 million on revenues totaling approximately $87,000. During the six months ended June 30, 2019, operating income was approximately $409,000 on revenues totaling approximately $496,000. The operating loss was due to the decrease in revenue and the charge of approximately $1.5 million attributable to the approximately 16 mitigation credits, with a cost basis of approximately $1.2 million, provided at no cost to buyers, which is not expected to be recurring in nature.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative expenses for the six months ended June 30, 2020 is presented in the following summary and indicates the changes as compared to the six months ended June 30, 2019:

	G&A Expense	Decrease (Increase)
	Six Months Ended	Vs. Same Period	Vs. Same Period
	6/30/2020	in 2019	in 2019
General and Administrative Expenses	($000's)	($000's)	(%)
Recurring General and Administrative Expenses	$3,744	$(703)	-23%
Non-Cash Stock Compensation	1,518	(73)	-5%
Shareholder and Proxy Matter Legal and Related Costs	—	134	100%
Total General and Administrative Expenses	$5,262	$(642)	-14%

General and administrative expenses totaled approximately $5.3 million and $4.6 million for the six months ended June 30, 2020 and 2019, respectively. The approximately $703,000 increase in recurring general and administrative expenses consists of an increase in legal and tax fees related to the Company’s potential REIT conversion of approximately $127,000 as well as approximately $317,000 of increased audit, tax, and legal fees primarily attributable to the significant transactions completed during the fourth quarter of 2019 including the Land JV and the asset portfolio sale to PINE.

GAINS (LOSSES) AND IMPAIRMENT CHARGES

2025 Note Repurchases. During the six months ended June 30, 2020, the Company repurchased approximately $12.5 million aggregate principal amount of the 2025 Notes, representing a cash discount of approximately $2.6 million. The gain on the repurchase of approximately $1.1 million, net of the pro-rata share of the conversion value, is included in Gain on Extinguishment of Debt in the consolidated statements of operations for the six months ended June 30, 2020.

Commercial Loan Portfolio. In light of the COVID-19 Pandemic, the Company began marketing its commercial loan portfolio in advance of their upcoming maturities to further strengthen the Company’s liquidity. The Company received multiple bids including a bid offering a value that was at a discount to par. Additionally, the Company implemented the guidance regarding CECL effective January 1, 2020, which resulted in an allowance reserve of approximately $252,000. The CECL reserve combined with the impairment related to marketing the loan portfolio resulted in an aggregate impairment charge on the loan portfolio of approximately $1.9 million, or $0.30 per share, after tax during the three months ended March 31, 2020.

During the three months ended June 30, 2020, the Company sold four of its commercial loan investments in two separate transactions generating aggregate proceeds of approximately $20.0 million and resulting in a second quarter loss of approximately $353,000, or approximately $0.06 per share, after tax. The total loss on the loan portfolio disposition, including the impairment and CECL reserve charges in the three months ended March 31, 2020, was approximately $2.1 million, or $0.33 per share, after tax.

2020 Dispositions. During the six months ended June 30, 2020, the Company disposed of four single-tenant income properties, including three ground leases, and one multi-tenant income property, as described below:

Tenant Description	Tenant Type	Date of Disposition	Sales Price	Gain (Loss) on Sale	EPS, After Tax	Exit Cap Rate
CVS, Dallas, TX	Single-Tenant	04/24/20	$15,222,000	$854,336	$0.14	4.50%
Wawa, Daytona Beach, FL	Single-Tenant	04/29/20	6,002,400	1,768,603	0.29	4.75%
JPMorgan Chase Bank, Jacksonville, FL	Single-Tenant	06/18/20	6,714,738	959,444	0.15	4.15%
7-Eleven, Dallas, TX	Multi-Tenant	06/26/20	2,400,000	(45,615)	(0.01)	6.08%
Bank of America, Monterey, CA	Single-Tenant	06/29/20	9,000,000	3,892,049	0.63	3.28%
		Total / Weighted Average	$39,339,138	$7,428,817	$1.20	4.30%

2019 Dispositions. During the six months ended June 30, 2019, the Company disposed of three multi-tenant income properties, as described below:

Tenant Description	Tenant Type	Date of Disposition	Sales Price	Gain (Loss) on Sale	EPS, After Tax	Exit Cap Rate
Whole Foods, Sarasota, FL	Multi-Tenant	02/21/19	$24,620,000	$6,869,957	$0.96	5.15%
The Grove, Winter Park, FL	Multi-Tenant	05/23/19	18,250,000	2,803,198	0.42	6.72%
3600 Peterson, Santa Clara, CA	Multi-Tenant	06/24/19	37,000,000	9,008,709	1.36	6.62%
		Total / Weighted Average	$79,870,000	$18,681,864	$2.74	6.19%

There were no impairment charges on the Company’s undeveloped land holdings, or its income property portfolio during the six months ended June 30, 2020 or 2019.

INVESTMENT AND OTHER INCOME

During the six months ended June 30, 2020, the closing stock price of PINE decreased by $2.77 per share, with a closing price of $16.26 on June 30, 2020. As a result, the Company recognized an unrealized, non-cash loss on its 2,039,644 shares (including OP Units) of approximately $5.6 million, or $0.91 per share, after tax, which is included in Investment and Other Income (Loss).

DISCONTINUED OPERATIONS

During the six months ended June 30, 2020, there was no activity related to discontinued operations. During the six months ended June 30, 2019, discontinued operations activity consisted of land operations and golf operations, which were sold during the fourth quarter of 2019.

INTEREST EXPENSE

Interest expense totaled approximately $5.9 million and $6.0 million for the six months ended June 30, 2020 and 2019, respectively. The decrease of approximately $100,000 is primarily attributable to decreased interest expense totaling  approximately $290,000 related to the lower outstanding balance on the 2025 Notes as well as the reduced rate, partially offset by increased interest expense totaling approximately $133,000 related to higher outstanding balances on the Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled approximately $10.7 million at June 30, 2020. Restricted cash totaled approximately $29.7 million at June 30, 2020 of which approximately $27.5 million of cash is being held in multiple separate escrow accounts to be reinvested through the like-kind exchange structure into other income properties; $1.7 million is being held in a general tenant improvement reserve account with Wells Fargo in connection with our financing of the property located in Raleigh, NC leased to Wells Fargo (“Wells Fargo Raleigh”); approximately $286,000 is being held in a capital replacement reserve account in connection with our financing of six income properties with Wells Fargo Bank, NA (“Wells Fargo”); $100,000 is being held in an escrow account in connection with the sale of the Company’s ground lease located in Daytona Beach, FL, and approximately $78,000 is being held in an escrow account related to a separate land transaction which closed in February 2017.

Our total cash balance at June 30, 2020, reflected cash flows provided by our operating activities totaling approximately $9.7 million during the six months ended June 30, 2020, compared to the prior year’s cash flows provided by operating activities totaling approximately $13.3 million in the same period in 2019, a decrease of approximately $3.6 million. The decrease of approximately $3.6 million primarily consists of the approximately $1.5 million of cash utilized in the first quarter of 2020 for the purchase of 20 mitigation credits put by the Mitigation Bank JV and a decrease of approximately $7.6 million of cash that was provided by discontinued operations, primarily land sales, during the first and second quarter of 2019, offset by the aggregate increase in management fee income and interest income from commercial loan investments of approximately $3.3 million. The net change in operating cash is also impacted by various other differences with regards to the timing of payments within other assets, accounts payable, and accrued and other liabilities.

Our cash flows used in investing activities totaled approximately $87.9 million for the six months ended June 30, 2020, compared to cash flows provided by investing activities of approximately $28.3 million for the six months ended June 30, 2019, a decrease of approximately $116.3 million. The decrease is primarily the result of an increase in cash outflows of approximately $97.0 million for income property acquisitions during the six months ended June 30, 2020 compared to the same period in 2019, a decrease of cash inflows of approximately $39.9 million related to the additional proceeds received during the six months ended June 30, 2019 for three multi-tenant dispositions, primarily the sale of the 3600 Peterson property, as compared to dispositions during the six months ended June 30, 2020, offset by an increase of cash inflows totaling approximately $21.0 million related to the commercial loan investments sold during the second quarter of 2020.

Our cash flows used in financing activities totaled approximately $16.2 million for the six months ended June 30, 2020, compared to cash flows used in financing activities of approximately $2.1 million for the six months ended June 30, 2019, an increase of approximately $14.2 million. The increase in cash used in financing activities is primarily related to the net draws on the Company’s Credit Facility totaling approximately $3.0 million during the six months ended June 30, 2020, as compared to net draws on the Credit Facility of approximately $31.1 million during the six months ended June 30, 2019. This increase was partially offset by the cash outlay of approximately $9.9 million to repurchase approximately $12.5 million principal amount of the 2025 Notes, at a discount. Offsetting the impact of our net borrowings and 2025 Note repurchases were the use of funds of approximately $4.1 million for stock buybacks during the six months ended June 30, 2020, versus approximately $31.1 million of stock buybacks during the same period in 2019.

LONG-TERM DEBT

As of June 30, 2020, the Company’s outstanding indebtedness, at face value, was as follows:

	Face	Maturity	Interest
	Value Debt	Date	Rate
Credit Facility (1)	$162,845,349	May 2023	30-day LIBOR plus 1.35% - 1.95%
Mortgage Note Payable (originated with Wells Fargo) (2)	30,000,000	October 2034	4.330%
Mortgage Note Payable (originated with Wells Fargo) (3)	23,536,432	April 2021	3.170%
3.875% Convertible Senior Notes due 2025	62,468,000	April 2025	3.875%
Total Long-Term Face Value Debt	$278,849,781
(1)	Effective March 31, 2020, utilized interest rate swap to achieve fixed interest rate of 0.7325% plus the applicable spread on $100 million of the outstanding principal balance.

(2)

Secured by the Company’s interest in six income properties. The mortgage loan carries a fixed rate of 4.33% per annum during the first ten years of the term, and requires payments of interest only during the first ten years of the loan. After the tenth anniversary of the effective date of the loan, the cash flows, as defined in the related loan agreement, generated by the underlying six income properties must be used to pay down the principal balance of the loan until paid off or until the loan matures. The loan is fully pre-payable after the tenth anniversary of the effective date of the loan.

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

On July 1, 2020, the Company entered into the Fourth Amendment to the Second Amended and Restated Credit Agreement (the “2020 Revolver Amendment”) whereby the tangible net worth covenant was adjusted to be more reflective of market terms. The 2020 Revolver Amendment was effective as of March 31, 2020.

At June 30, 2020, the current commitment level under the Credit Facility was $200.0 million. The available borrowing capacity under the Credit Facility was approximately $37.2 million, based on the level of borrowing base assets. As of June 30, 2020, the Credit Facility had a $162.8 million balance outstanding. See Note 1, “Description of Business and Principles of Interim Statements” for a discussion of the potential impact on borrowing base assets due to the COVID-19 Pandemic.

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

During the six months ended June 30, 2020, the Company repurchased approximately $12.5 million aggregate principal amount of 2025 Notes at an approximate $2.6 million discount, resulting in a gain on the extinguishment of debt of approximately $1.1 million. Following the repurchase of the 2025 Notes during the first and second quarter of 2020, $62.5 million aggregate principal amount of the 2025 Notes remains outstanding.

The 2025 Notes represent senior unsecured obligations of the Company and pay interest semi-annually in arrears on each April 15th and October 15th, commencing on April 15, 2020, at a rate of 3.875% per annum. The 2025 Notes mature on April 15, 2025 and may not be redeemed by the Company prior to the maturity date. The conversion rate for the 2025 Notes is initially 12.7910 shares of the Company’s common stock per $1,000 of principal of the 2025 Notes (equivalent to an initial conversion price of approximately $78.18 per share of the Company’s common stock). The initial conversion price of the 2025 Notes represents a premium of approximately 20% to the $65.15 closing sale price of the Company’s common stock on the NYSE American on January 29, 2020. If the Company’s Board of Directors increases the quarterly dividend above the $0.13 per share in place at issuance, the conversion rate is adjusted with each such increase in the quarterly dividend amount. After the second quarter 2020 dividend, the conversion rate is equal to 12.8551 shares of common stock for each $1,000 principal amount of 2025 Notes, which represents an adjusted conversion price of approximately $77.79 per share of common stock. The 2025 Notes are convertible into cash, common stock or a combination thereof, subject to various conditions, at the Company’s option. Should certain corporate transactions or events occur prior to the stated maturity date, the Company will increase the conversion rate for a holder that elects to convert its 2025 Notes in connection with such corporate transaction or event.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their 2025 Notes for conversion prior to January 15, 2025 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of 2025 Notes, or specified corporate events including a change in control of the Company. The Company may not redeem the 2025 Notes prior to the stated maturity date and no sinking fund is provided for the 2025 Notes. The 2025 Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the 2025 Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the 2025 Notes were accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the 2025 Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the 2025 Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. As of June 30, 2020, the unamortized debt discount of our Notes was approximately $6.8 million.

Acquisitions and Investments. As noted previously, the Company acquired two multi-tenant income properties during the six months ended June 30, 2020 for an aggregate purchase price of approximately $137.2 million. These acquisitions included the following:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Purchase Price	Percentage Leased at Acquisition	Remaining Lease Term at Acquisition Date (in years)
Crossroads Towne Center	Multi-Tenant	Chandler, AZ	01/24/20	254,109	$61,800,000	99%	5.0
Perimeter Place	Multi-Tenant	Atlanta, GA	02/21/20	268,572	75,435,000	80%	3.6
		Total / Weighted Average		522,681	$137,235,000		4.2

The Company’s guidance for 2020 investments in income-producing properties totaled between $160 million and $210 million. We expect to fund such acquisitions utilizing cash on hand, primarily our $27.5 million in 1031 restricted cash, cash from operations, proceeds from the dispositions of income properties and potentially the sale of all or a portion of our Subsurface Interests, and borrowings, if available. We expect dispositions of income properties and subsurface interests will qualify under the like-kind exchange deferred-tax structure, and additional financing sources.

Dispositions. During the six months ended June 30, 2020, the Company disposed of four single-tenant income properties, including three ground leases, and one multi-tenant income property. With the closing of these transactions, the Company has more than $27 million of restricted cash, which proceeds are expected to be re-invested as part of a future Section 1031 like-kind exchange.

The properties disposed of during the six months ended June 30, 2020 are described below:

Tenant Description	Tenant Type	Date of Disposition	Sales Price	Gain (Loss) on Sale	EPS, After Tax	Exit Cap Rate
CVS, Dallas, TX	Single-Tenant	04/24/20	$15,222,000	$854,336	$0.14	4.50%
Wawa, Daytona Beach, FL	Single-Tenant	04/29/20	6,002,400	1,768,603	0.29	4.75%
JPMorgan Chase Bank, Jacksonville, FL	Single-Tenant	06/18/20	6,714,738	959,444	0.15	4.15%
7-Eleven, Dallas, TX	Multi-Tenant	06/26/20	2,400,000	(45,615)	(0.01)	6.08%
Bank of America, Monterey, CA	Single-Tenant	06/29/20	9,000,000	3,892,049	0.63	3.28%
		Total / Weighted Average	$39,339,138	$7,428,817	$1.20	4.30%

Contractual Commitments. In connection with the acquisition of Perimeter Place in Atlanta, Georgia on February 21, 2020, the Company received approximately $460,000 of credits from the seller of the property for tenant improvement allowances and leasing commissions for multiple tenants. Such credits have been included in accrued and other liabilities. During the six months ended June 30, 2020, payments totaling approximately $231,000 were made, leaving a remaining commitment of approximately $229,000.

In connection with the acquisition of the Crossroads Towne Center property in Chandler, Arizona on January 24, 2020, the Company received approximately $1.3 million of credits from the seller of the property for tenant improvement allowances and leasing commissions for two tenants. Such credits have been included in accrued and other liabilities. No payments have been made during the six months ended June 30, 2020, accordingly, the remaining commitment is approximately $1.3 million.

In connection with the acquisition of The Strand property located in Jacksonville, FL on December 9, 2019, the Company received a credit of approximately $450,000 for a tenant improvement allowance for one of the tenants of The Strand. Accordingly, this amount is included in accrued and other liabilities in the accompanying consolidated balance sheets as of December 31, 2019. During the six months ended June 30, 2020, the improvements were completed by the tenant and the Company funded the $450,000.

Other Matters. In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 was accrued as of December 31, 2015, for which payment was made during the quarter ended September 30, 2016. Also, during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to approximately 148.4 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs, and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of June 30, 2016, the final proposal from the Company’s third-party environmental engineer was received reflecting a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the second quarter of 2016. During the first quarter of 2019, the Company received a revised estimate for completion of the restoration work for which the adjusted final total cost was approximately $2.4 million. Accordingly, an increase in the accrual of approximately $361,000 was recorded during the first quarter of 2019. The Company has funded approximately $2.3 million of the total $2.4 million of estimated costs through June 30, 2020, leaving a remaining accrual of approximately $57,000. The Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately $57,000 could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimates.

During the first quarter of 2017, the Company completed the sale of approximately 1,581 acres of land to Minto Communities LLC which acreage represents a portion of the Company’s remaining $430,000 obligation. Accordingly, the Company deposited $423,000 of cash in escrow to secure performance on the obligation. The funds in escrow can be drawn upon completion of certain milestones including completion of restoration and annual required monitoring. The first such milestone was achieved during the fourth quarter of 2017 and $189,500 of the escrow was refunded. The second milestone related to the completion of the first-year maintenance and monitoring was achieved during the first quarter of 2019 and $77,833 of the escrow was refunded, leaving an escrow balance of approximately $156,000 as of December 31, 2019. The third milestone related to the completion of the second-year maintenance and monitoring was achieved during the first quarter of 2020 and $77,833 of the escrow was refunded, leaving an escrow balance of approximately $78,000 as of June 30, 2020. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. Resolution of this matter allowed the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. As of June 30, 2017, the Company determined that approximately 36 mitigation credits were required to be utilized, which represents approximately $298,000 in cost basis of the Company’s mitigation credits. Accordingly, the Company transferred the mitigation credits through a charge to direct cost of revenues of real estate operations during the three months ended June 30, 2017, thereby resolving the required mitigation activities related to the approximately 54.66 acres.

As of June 30, 2020, we have no other contractual requirements to make capital expenditures.

We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations and approximately $37.2 million of available capacity on the existing $200.0 million Credit Facility, based on our current borrowing base of income properties, as of June 30, 2020.

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

We believe that we currently have a reasonable level of leverage. Our strategy is to utilize leverage, when appropriate and necessary, and proceeds from sales of income properties, the disposition or payoffs on our commercial loan investments, and certain transactions in our subsurface interests, to acquire income properties. We may also acquire or originate commercial loan investments, invest in securities of real estate companies, or make other shorter-term investments. Our targeted investment classes may include the following:

●	Multi-tenant office and retail properties in major metropolitan areas and growth markets, typically stabilized;

●	Single-tenant retail and office, double or triple net leased, properties in major metropolitan areas and growth markets that are compliant with our commitments under the Exclusivity and ROFO agreement;

●	Purchase or origination of ground leases, that are compliant with our commitments under the Exclusivity and ROFO agreement;

●	Self-developed properties on Company-owned land including select retail and office;

●	Joint venture development using Company-owned land;

●	Origination or purchase of commercial loan investments with loan terms of 1-10 years with strong risk-adjusted yields secured by property types to include hotel, office, retail, residential, land and industrial;

●	Select regional area investments using Company market knowledge and expertise to earn strong risk-adjusted yields; and

●	Real estate related investment securities, including commercial mortgage backed securities, preferred or common stock, and corporate bonds.

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

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2019. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. During the six months ended June 30, 2020, there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our Credit Facility, as this facility carries a variable rate of interest. Our borrowings on our $200.0 million revolving Credit Facility bear a variable rate of interest based on the 30-day LIBOR plus a rate of between 135 basis points and 195 basis points based on our level of borrowing as a percentage of our total asset value. Effective March 31, 2020, the Company utilized an interest rate swap to achieve a fixed interest rate of 0.7325% plus the applicable spread on $100 million of the outstanding principal balance. As of June 30, 2020, the outstanding balance on our Credit Facility was approximately $162.8 million. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by approximately $1.6 million. The $23.5 million mortgage loan which closed on April 15, 2016, bears a variable rate of interest based on the 30-day LIBOR plus a rate of 190 basis points. The interest rate for this mortgage loan has been fixed through the use of an interest rate swap that fixed the rate at 3.17%. By virtue of fixing the variable rate, our exposure to changes in interest rates is minimal but for the impact on Other Comprehensive Income. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of June 30, 2020, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of June 30, 2020, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”). However, in light of the onset of the COVID-19 Pandemic, we have expanded certain of the risk factors disclosed in the Form 10-K and added a risk factor to provide additional specificity to the matters covered by such risk factors:

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

Factors beyond our control can affect the performance and value of our properties. Our core business is the ownership of commercial properties that generate lease revenue from either a single tenant in a stand-alone property or multiple tenants occupying a single structure or multiple structures. Accordingly, our performance is subject to risks incident to the ownership of commercial real estate, including:

●	inability to collect rents from tenants due to financial hardship, including bankruptcy;
●	changes in local real estate conditions in the markets where our properties are located, including the availability and demand for the properties we own;
●	changes in consumer trends and preferences that affect the demand for products and services offered by our tenants;
●	adverse changes in national, regional and local economic conditions;
●	inability to lease or sell properties upon expiration or termination of existing leases;
●	environmental risks, including the presence of hazardous or toxic substances on our properties;
●	the subjectivity of real estate valuations and changes in such valuations over time;
●	illiquidity of real estate investments, which may limit our ability to modify our portfolio promptly in response to changes in economic or other conditions;

●	zoning or other local regulatory restrictions, or other factors pertaining to the local government institutions which inhibit interest in the markets in which our properties are located;

●	changes in interest rates and the availability of financing;
●	competition from other real estate companies similar to ours and competition for tenants, including competition based on rental rates, age and location of properties and the quality of maintenance, insurance and management services;

●	acts of God, including natural disasters and global pandemics which impact the United States, which may result in uninsured losses;
●	acts of war or terrorism, including consequences of terrorist attacks;
●	changes in tenant preferences that reduce the attractiveness and marketability of our properties to tenants or cause decreases in market rental rates;

●	costs associated with the need to periodically repair, renovate or re-lease our properties;
●	increases in the cost of our operations, particularly maintenance, insurance or real estate taxes which may occur even when circumstances such as market factors and competition cause a reduction in our revenues;

●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances including in response to global pandemics whereby our tenants’ businesses are forced to close or remain open on a limited basis only; and

●	commodities prices.

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

●	More than 20% of our base rent revenue during the year ended December 31, 2019 was generated from tenants in the financial services industry including Wells Fargo, Fidelity, Bank of America, and JP Morgan Chase; and
●	Approximately 24% and 10% of our base rent revenue during the year ended December 31, 2019 was generated from tenants located in Florida and North Carolina, respectively.

           Such geographic concentrations could be heightened by the fact that our investments may be concentrated in certain areas that are affected by COVID-19 more than other areas. Any financial hardship and/or economic downturns in the financial industry, including a downturn similar to the financial crisis in 2007 through 2009, or in the four states noted could have an adverse effect on our results of operations and cash flows.

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

Certain states and cities, including those in which we own properties, have also reacted by instituting quarantines, restrictions on travel, “shelter at home” rules, and importantly restrictions on the types of business that may continue to operate or requiring others to shut down completely. Additional states and cities may implement similar restrictions. As a result, the COVID-19 Pandemic is negatively impacting most every industry directly or indirectly. A number of our tenants have announced temporary closures of their stores and requested deferral, or in some instances, rent abatement while the pandemic remains. Many experts predict that the COVID-19 Pandemic will trigger, or even has already triggered, a period of global economic slowdown or possibly a global recession. The COVID-19 Pandemic, or a future pandemic, could have material and adverse effects on our ability to successfully operate our business and as a result our financial condition, results of operations and cash flows due to, among other factors:

●	a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action;
●	the reduced economic activity severely impacts our tenants' businesses, financial condition and liquidity and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;
●	the reduced economic activity could result in a recession, which could negatively impact consumer discretionary spending;
●	difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations on a timely basis;
●	a general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our portfolio of properties;
●	a deterioration in our or our tenants’ ability to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed for our or our tenants' efficient operations could adversely affect our operations and those of our tenants; and
●	the potential negative impact on the health of the Company’s personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during a disruption.

The extent to which the COVID-19 Pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with any degree of certainty, including the scope, severity and duration of the COVID-19 Pandemic, and the impact of actions taken by governmental and health organizations to contain the COVID-19 Pandemic or mitigate its impact, and the direct and indirect economic effects of the COVID-19 Pandemic and containment measures, among others. Additional closures by our tenants of their businesses and early terminations by our tenants of their leases could reduce our cash flows, which could impact our ability to continue paying dividends to our shareholders at expected levels or at all. The rapid onset of the COVID-19 Pandemic and the continued uncertainty of its duration and long-term impact precludes any prediction of the magnitude of the adverse impact on the U.S. economy, our tenant’s businesses and ours. Consequently, the COVID-19 Pandemic presents material uncertainty and risk with respect to our business operations, and therefore our financial condition, results of operations, and cash flows. Further, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, including those disclosed in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, should be interpreted as heightened risks as a result of the impact of the COVID-19 Pandemic.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the six months ended June 30, 2020, which were not previously reported.

The following share repurchases were made during the six months ended June 30, 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
1/01/2020 - 1/31/2020	—	—	—	8,077
2/01/2020 - 2/29/2020	4,481	56.58	4,481	9,754,525	(1)
3/01/2020 - 3/31/2020	78,817	47.66	78,817	6,093,462
4/01/2020 - 4/30/2020	5,267	35.20	5,267	5,908,056
5/01/2020 - 5/31/2020	—	—	—	5,908,056
6/01/2020 - 6/30/2020	—	—	—	5,908,056
Total	88,565	$46.29	88,565
(1)

In February 2020, the Company’s Board of Directors approved a $10 million stock repurchase program under which approximately $4.1 million of the Company’s stock had been repurchased as of June 30, 2020. The repurchase program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

(a) Exhibits:

*Exhibit 10.1

Purchase and Sale Agreement, dated February 6, 2020 by and between Consolidated-Tomoka Land Co. and GLL Perimeter Place, L.P. for the purchase of the property known as Perimeter Place located in Atlanta, Georgia.

Exhibit 10.34

Fourth Amendment to Second Amended and Restated Credit Agreement between CTO Realty Growth, Inc., the Borrower, the Guarantors party thereto, the Lenders party thereto and Bank of Montreal, as Administrative Agent, dated July 1, 2020, filed as Exhibit 10.34 with this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

**Exhibit 31.1	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**Exhibit 31.2	Certification filed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

**Exhibit 32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**Exhibit 32.2	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Certain information has been excluded because the information is both (i) not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed.
**

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

CTO REALTY GROWTH, INC.
(Registrant)

August 7, 2020	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

August 7, 2020	By:	/s/ Mark E. Patten
Mark E. Patten, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)