Form 10-Q
period 2020-09-30
CTO Realty Growth, Inc.
filed 2020-11-06
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Class of Common Stock Outstanding

October 30, 2020

$1.00 par value 4,716,793

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CTO REALTY GROWTH, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2020	December 31, 2019
ASSETS
Property, Plant, and Equipment:
Income Properties, Land, Buildings, and Improvements	$473,126,519	$392,841,899
Other Furnishings and Equipment	735,049	733,165
Construction in Progress	81,409	24,788
Total Property, Plant, and Equipment	473,942,977	393,599,852
Less, Accumulated Depreciation and Amortization	(28,269,448)	(23,008,382)
Property, Plant, and Equipment—Net	445,673,529	370,591,470
Land and Development Costs	7,200,397	6,732,291
Intangible Lease Assets—Net	52,746,436	49,022,178
Assets Held for Sale—See Note 23	29,413,951	833,167
Investment in Joint Ventures	55,772,263	55,736,668
Investment in Alpine Income Property Trust, Inc.	31,716,464	38,814,425
Mitigation Credits	2,220,167	2,322,596
Commercial Loan and Master Lease Investments—See Note 4	39,679,612	34,625,173
Cash and Cash Equivalents	6,351,772	6,474,637
Restricted Cash	2,425,944	128,430,049
Other Assets—See Note 12	12,231,426	9,703,549
Total Assets	$685,431,961	$703,286,203
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$1,705,922	$1,385,739
Accrued and Other Liabilities—See Note 17	9,697,498	5,687,192
Deferred Revenue—See Note 18	3,684,843	5,830,720
Intangible Lease Liabilities—Net	24,910,921	26,198,248
Liabilities Held for Sale—See Note 23	831,320	831,320
Income Taxes Payable	3,597,093	439,086
Deferred Income Taxes—Net	83,105,934	90,282,173
Long-Term Debt	276,916,118	287,218,303
Total Liabilities	404,449,649	417,872,781
Commitments and Contingencies—See Note 21
Shareholders’ Equity:
Common Stock – 25,000,000 shares authorized; $1 par value, 6,105,732 shares issued and 4,710,808 shares outstanding at September 30, 2020; 6,076,813 shares issued and 4,770,454 shares outstanding at December 31, 2019	6,049,253	6,017,218
Treasury Stock – 1,394,924 shares at September 30, 2020 and 1,306,359 shares at December 31, 2019	(77,540,735)	(73,440,714)
Additional Paid-In Capital	33,502,507	26,689,795
Retained Earnings	320,690,858	326,073,199
Accumulated Other Comprehensive Income (Loss)	(1,719,571)	73,924
Total Shareholders’ Equity	280,982,312	285,413,422
Total Liabilities and Shareholders’ Equity	$685,431,961	$703,286,203

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Revenues
Income Properties	$12,933,029	$10,260,831	$35,409,172	$31,360,544
Management Fee Income	682,153	—	2,079,805	—
Interest Income from Commercial Loan and Master Lease Investments	413,092	855,559	2,300,331	908,324
Real Estate Operations	543,700	213,589	630,841	709,261
Total Revenues	14,571,974	11,329,979	40,420,149	32,978,129
Direct Cost of Revenues
Income Properties	(3,592,875)	(1,476,288)	(8,274,432)	(5,043,496)
Real Estate Operations	(1,681,583)	(8,484)	(3,262,584)	(94,780)
Total Direct Cost of Revenues	(5,274,458)	(1,484,772)	(11,537,016)	(5,138,276)
General and Administrative Expenses	(3,340,982)	(2,260,728)	(8,603,393)	(6,881,524)
Impairment Charges	—	—	(1,904,500)	—
Depreciation and Amortization	(4,762,057)	(4,286,836)	(14,335,715)	(11,707,710)
Total Operating Expenses	(13,377,497)	(8,032,336)	(36,380,624)	(23,727,510)
Gain on Disposition of Assets	289,736	2,187,332	7,365,594	20,869,196
Gain on Extinguishment of Debt	—	—	1,141,481	—
Other Gains and Income	289,736	2,187,332	8,507,075	20,869,196
Total Operating Income	1,484,213	5,484,975	12,546,600	30,119,815
Investment and Other Income (Loss)	(1,029,496)	33,048	(5,746,282)	86,363
Interest Expense	(2,477,232)	(3,253,908)	(8,382,792)	(9,219,195)
Income (Loss) from Continuing Operations Before Income Tax Benefit (Expense)	(2,022,515)	2,264,115	(1,582,474)	20,986,983
Income Tax Benefit (Expense) from Continuing Operations	501,011	(573,731)	409,635	(5,289,584)
Income (Loss) from Continuing Operations	(1,521,504)	1,690,384	(1,172,839)	15,697,399
Income (Loss) from Discontinued Operations (Net of Income Tax)—See Note 23	—	(204,364)	—	2,853,520
Net Income (Loss)	$(1,521,504)	$1,486,020	$(1,172,839)	$18,550,919

Per Share Information—See Note 13:
Basic and Diluted
Net Income (Loss) from Continuing Operations	$(0.33)	$0.35	$(0.25)	$3.11
Net Income (Loss) from Discontinued Operations (Net of Income Tax)	—	(0.04)	—	0.56
Basic and Diluted Net Income (Loss) per Share	$(0.33)	$0.31	$(0.25)	$3.67

Dividends Declared and Paid	$0.40	$0.11	$0.90	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net Income (Loss)	$(1,521,504)	$1,486,020	$(1,172,839)	$18,550,919
Other Comprehensive Income (Loss)
Cash Flow Hedging Derivative - Interest Rate Swap (Net of Income Tax Benefit (Expense) of $24,670, $(21,153), $(526,455) and $(137,543), respectively)	72,666	(62,307)	(1,793,495)	(405,138)
Total Other Comprehensive Income (Loss), Net of Income Tax	72,666	(62,307)	(1,793,495)	(405,138)
Total Comprehensive Income (Loss)	$(1,448,838)	$1,423,713	$(2,966,334)	$18,145,781

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

For the three months ended September 30, 2020:

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance July 1, 2020	$6,047,393	$(77,540,735)	$32,888,012	$324,074,094	$(1,792,237)	$283,676,527
Net Loss	—	—	—	(1,521,504)	—	(1,521,504)
Stock Issuance	1,860	—	71,610	—	—	73,470
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	542,885	—	—	542,885
Cash Dividends ($0.40 per share)	—	—	—	(1,861,732)	—	(1,861,732)
Other Comprehensive Income, Net of Income Tax	—	—	—	—	72,666	72,666
Balance September 30, 2020	$6,049,253	$(77,540,735)	$33,502,507	$320,690,858	$(1,719,571)	$280,982,312

For the three months ended September 30, 2019:

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance July 1, 2019	$6,014,536	$(63,441,664)	$25,450,060	$229,333,766	$143,712	$197,500,410
Net Income	—	—	—	1,486,020	—	1,486,020
Stock Issuance	1,331	—	77,944	—	—	79,275
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	534,017	—	—	534,017
Cash Dividends ($0.11 per share)	—	—	—	(535,493)	—	(535,493)
Other Comprehensive Loss, Net of Income Tax	—	—	—	—	(62,307)	(62,307)
Balance September 30, 2019	$6,015,867	$(63,441,664)	$26,062,021	$230,284,293	$81,405	$199,001,922

For the nine months ended September 30, 2020:

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance January 1, 2020	$6,017,218	$(73,440,714)	$26,689,795	$326,073,199	$73,924	$285,413,422
Net Loss	—	—	—	(1,172,839)	—	(1,172,839)
Stock Repurchase	—	(4,100,021)	—	—	—	(4,100,021)
Equity Component of Convertible Debt	—	—	5,247,550	—	—	5,247,550
Vested Restricted Stock and Performance Shares	23,892	—	(561,973)	—	—	(538,081)
Stock Issuance	8,143	—	416,257	—	—	424,400
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	1,710,878	—	—	1,710,878
Cash Dividends ($0.90 per share)	—	—	—	(4,209,502)	—	(4,209,502)
Other Comprehensive Loss, Net of Income Tax	—	—	—	—	(1,793,495)	(1,793,495)
Balance September 30, 2020	$6,049,253	$(77,540,735)	$33,502,507	$320,690,858	$(1,719,571)	$280,982,312

For the nine months ended September 30, 2019:

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance January 1, 2019	$5,995,257	$(32,345,002)	$24,326,778	$213,297,897	$486,543	$211,761,473
Net Income	—	—	—	18,550,919	—	18,550,919
Stock Repurchase	—	(31,096,662)	—	—	—	(31,096,662)
Vested Restricted Stock and Performance Shares	12,957	—	(316,272)	—	—	(303,315)
Stock Issuance	7,653	—	434,867	—	—	442,520
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	1,616,648	—	—	1,616,648
Cash Dividends ($0.31 per share)	—	—	—	(1,564,523)	—	(1,564,523)
Other Comprehensive Loss, Net of Income Tax	—	—	—	—	(405,138)	(405,138)
Balance September 30, 2019	$6,015,867	$(63,441,664)	$26,062,021	$230,284,293	$81,405	$199,001,922

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2020	2019
Cash Flow from Operating Activities:
Net Income (Loss)	$(1,172,839)	$18,550,919
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	14,335,715	11,707,710
Amortization of Intangible Liabilities to Income Property Revenue	(1,351,927)	(1,810,459)
Loan Cost Amortization	337,861	323,672
Amortization of Discount on Convertible Debt	1,067,199	1,009,847
Gain on Disposition of Property, Plant, and Equipment and Intangible Assets	(5,788,088)	(2,187,332)
Gain on Disposition of Assets Held for Sale	(1,930,465)	(18,681,864)
Loss on Disposition of Commercial Loan and Master Lease Investments	352,959	—
Gain on Extinguishment of Debt	(1,141,481)	—
Impairment Charges	1,904,500	—
Accretion of Commercial Loan and Master Lease Investments Origination Fees	(163,530)	(67,432)
Non-Cash Imputed Interest on Commercial Loan and Master Lease Investments	(290,312)	(94,761)
Deferred Income Taxes	(10,756,434)	3,586,574
Unrealized Loss on Investment Securities	7,097,961	—
Non-Cash Compensation	2,135,278	2,059,167
Decrease (Increase) in Assets:
Refundable Income Taxes	—	225,024
Golf Assets Held for Sale	—	(40,159)
Land and Development Costs	(468,106)	2,243,651
Mitigation Credits	3,083,304	14,444
Other Assets	(2,814,578)	(2,865,683)
Increase (Decrease) in Liabilities:
Accounts Payable	320,183	1,587,549
Accrued and Other Liabilities	4,010,306	429,590
Deferred Revenue	(25,614)	256,061
Golf Liabilities Held for Sale	—	381,753
Income Taxes Payable	3,158,007	112,896
Net Cash Provided By Operating Activities	11,899,899	16,741,167
Cash Flow from Investing Activities:
Acquisition of Property, Plant, and Equipment and Intangible Lease Assets and Liabilities	(165,418,743)	(75,313,805)
Acquisition of Commercial Loan and Master Lease Investments	(27,839,277)	(32,257,500)
Acquisition of Mitigation Credits	(2,980,875)	—
Cash Contribution for Interest in Joint Venture	(35,595)	(62,560)
Proceeds from Disposition of Property, Plant, and Equipment, Net, and Assets Held for Sale	49,645,518	80,321,554
Principal Payments Received on Commercial Loan and Master Lease Investments	20,981,221	—
Net Cash Used In Investing Activities	(125,647,751)	(27,312,311)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	62,641,000	122,500,000
Payments on Long-Term Debt	(64,089,503)	(88,901,414)
Cash Paid for Loan Fees	(2,083,011)	(469,885)
Cash Used to Purchase Common Stock	(4,100,021)	(31,096,662)
Cash Paid for Vesting of Restricted Stock	(538,081)	(303,314)
Dividends Paid	(4,209,502)	(1,564,523)
Net Cash Provided By (Used In) Financing Activities	(12,379,118)	164,202
Net Decrease in Cash	(126,126,970)	(10,406,942)
Cash, Beginning of Period	134,904,686	22,031,964
Cash, End of Period	$8,777,716	$11,625,022

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$6,351,772	$5,411,727
Restricted Cash	2,425,944	6,213,295
Total Cash as of September 30, 2020 and 2019, respectively	$8,777,716	$11,625,022

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental Disclosure of Cash Flows:

Income taxes paid, net of refunds received, totaled approximately $4.8 and $1.8 million during the nine months ended September 30, 2020 and 2019, respectively.

Interest totaling approximately $7.1 million and $8.1 million was paid during the nine months ended September 30, 2020 and 2019, respectively. No interest was capitalized during the nine months ended September 30, 2020 or 2019.

On February 4, 2020, in connection with the issuance of the 2025 Notes, hereinafter defined in Note 15, “Long-Term Debt”, the Company exchanged approximately $57.4 million of 2020 Notes for the 2025 Notes. This non-cash transaction was not reflected within the consolidated statement of cash flows as it was effectively a non-cash replacement of debt for equal principal value. The remaining approximately $17.6 million is reflected as proceeds from and payments on long-term debt to complete the retirement of the remaining 2020 Notes and issue the remaining 2025 Notes. In addition, in connection with the $75.0 million 2020 Notes, approximately $5.2 million of the 2025 Issuance was allocated to the equity component for the conversion option. This non-cash allocation was reflected on the consolidated balance sheet as a decrease in the long-term debt of approximately $7.0 million and an increase in deferred income taxes of approximately $1.8 million.

Discontinued operations provided approximately $6.8 million of the net cash flows provided by operating activities for the nine months ended September 30, 2019, which consists of approximately $7.6 million in cash flow from discontinued real estate operations offset by approximately $(800,000) of net cash outflows related to discontinued golf operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS

General Overview of the CTO REIT Conversion and the Merger

As previously announced on September 3, 2020, the Company’s board of directors (the “Board”) unanimously approved a plan for the Company to elect to be subject to tax as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2020. However, this Quarterly Report on Form 10-Q as of and for the three and nine months ended September 30, 2020 presents the Company’s results of operations for such periods as an entity organized and taxed as a C Corporation.

As of September 30, 2020, we have completed certain internal reorganization transactions necessary for us to begin operating in compliance with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), for our taxable year ending December 31, 2020. In connection with the REIT conversion, we also intend to undertake a merger pursuant to which the surviving entity will be a corporation organized in the state of Maryland (“NEWCO”) whose charter will include certain standard REIT ownership limitations and transfer restrictions applicable to its capital stock. On September 3, 2020, the Company and NEWCO entered into an agreement and plan of merger, pursuant to which the Company will merge with and into NEWCO, with NEWCO continuing as the surviving corporation (the “Merger”). As a result of the Merger, NEWCO will replace the Company as the publicly held corporation through which our operations are conducted and will (through its subsidiaries) conduct all of the operations conducted by the Company immediately prior to the Merger. Promptly following the Merger, NEWCO will be renamed “CTO Realty Growth, Inc.” Although the Merger is not required, it will allow CTO to reincorporate in Maryland and facilitate its ongoing compliance with the REIT requirements by ensuring that certain standard REIT ownership limitations and transfer restrictions apply to CTO’s capital stock.

The Merger is subject to shareholder approval, which shall be solicited in conjunction with the previously announced special meeting of shareholders to be held on November 9, 2020.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus as a pandemic (the “COVID-19 Pandemic”), which has spread throughout the United States. The spread of the COVID-19 Pandemic has continued to cause significant volatility in the U.S. and international markets, and in many industries, business activity has experienced periods of almost complete shutdown. There continues to be uncertainty around the duration and severity of business disruptions related to the COVID-19 Pandemic, as well as its impact on the U.S. economy and international economies.

The actions taken by federal, state and local governments to mitigate the spread of COVID-19, initially by ordering closures of non-essential businesses and ordering residents to generally stay at home, and subsequent phased re-openings, have resulted in some of our tenants temporarily closing their businesses, and for some, impacting their ability to pay rent.

The Company collected 91% of the Contractual Base Rent due for the three months ended September 30, 2020. Contractual Base Rent (“CBR”) represents the amount owed to the Company under the terms of its lease agreements in each respective month. The Company has previously agreed to defer or abate certain CBRs in exchange for additional lease term or other lease enhancing additions. In general, repayment of the deferred CBR, whereby an agreement has been reached by the Company and the tenant, will generally occur from the time of deferment, with ratable payments continuing, in some cases, through the end of 2021. The Company has not yet reached an agreement with certain tenants responsible for approximately 6% of CBR due during the three months ended September 30, 2020. The Company continues to negotiate with the tenants responsible for the outstanding CBR. In connection with the leases in which rent was abated, other lease modifications, including extended lease terms and imposition of percentage rent, were agreed to by the Company and the tenants. Depending upon the duration of tenant closures and the overall economic downturn resulting from the COVID-19 Pandemic, we may find deferred rents difficult to collect. See Note 24, “Subsequent Events” for the Company’s disclosure related to October 2020 rent collections.

We have seen a positive uptick in our rent collections levels since the initial disruption experienced during the onset of the COVID-19 Pandemic. While this is a positive trend, in part driven by government mandated restrictions gradually being lifted, our rent collections could be below our tenants’ CBR and historical levels, which would adversely impact our results of operations and cash flows. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted. Depending upon the duration of tenant closures, operating restrictions, and the overall economic downturn resulting from future disruption related to the COVID-19 Pandemic, we may find that deferred rents are difficult to collect, and we may experience higher vacancies.

An assessment of the current or identifiable potential financial and operational impacts on the Company as a result of the COVID-19 Pandemic are as follows:

●	The total borrowing capacity on the Company’s revolving credit facility (the “Credit Facility”) is based on the assets currently in the borrowing base, as defined by the Company’s Credit Facility agreement. Pursuant to the terms of the Credit Facility, any property in the borrowing base with a tenant that is more than 60 days past due on its contractual rent obligations would be automatically removed from the borrowing base and the Company’s borrowing capacity would be reduced. For the tenants requesting rent relief with which the Company has reached an agreement, such deferral and/or abatement agreements for current rent, under the terms of the credit facility, would not be past due if it adheres to such modification, and thus those properties would not be required to be removed from the borrowing base. The Company’s available borrowing capacity has not been limited as a result of the referenced terms of the revolving credit facility.
●	As a result of the outbreak of the COVID-19 Pandemic, the federal government and the state of Florida issued orders encouraging everyone to remain in their residence and not go into work. In response to these orders and in the best interest of our employees and directors, we have implemented significant preventative measures to ensure the health and safety of our employees and Board, including: (i) conducting all meetings of the Board and Committees of the Board telephonically or via a visual conferencing service, (ii) permitting the Company’s employees to work from home at their election, (iii) enforcing appropriate social distancing practices in the Company’s office, (iv) encouraging the Company’s employees to wash their hands often and use face masks, (v) providing hand sanitizer and other disinfectant products throughout the Company’s office, (vi) requiring employees who do not feel well in any capacity to stay at home, and (vii) requiring all third-party delivery services (e.g. mail, food delivery, etc.) to complete their service outside the front door of the Company’s office. The Company also offered COVID-19 testing to its employees to ensure a safe working environment. These preventative measures have not had any material adverse impact on the Company’s financial reporting systems, internal controls over financial reporting or disclosure controls and procedures. At this time, we have not laid off, furloughed, or terminated any employee in response to the COVID-19 Pandemic. The Compensation Committee of the Board may reevaluate the performance goals and other aspects of the compensation arrangements of the Company’s executive officers later in 2020 as more information about the effects of the COVID-19 Pandemic become known.

Description of Business

The terms “us,” “we,” “our,” and “the Company” as used in this report refer to CTO Realty Growth, Inc. together with our consolidated subsidiaries.

We are a diversified real estate operating company. We own and manage, sometimes utilizing third-party property management companies, 30 commercial real estate properties in 11 states in the United States. As of September 30, 2020, we owned 24 single-tenant and six multi-tenant income-producing properties with approximately 2.5 million square feet of gross leasable space. See Note 24, “Subsequent Events”, for information related to the single-tenant income property sold subsequent to September 30, 2020.

In addition to our income property portfolio, as of September 30, 2020, our business included the following:

Management Services:

●	A fee-based management business that is engaged in managing Alpine Income Property Trust, Inc. (“PINE”) and the entity that holds approximately 1,700 acres of undeveloped land in Daytona Beach, Florida (the “Land JV”), see Note 5, “Related Party Management Services Business”.

Commercial Loan and Master Lease Investments:

●	A portfolio of one commercial loan investment and two commercial properties whose leases are classified as commercial loan and master lease investments.

Real Estate Operations:

●	A portfolio of mineral interests associated with approximately 455,000 subsurface acres in 20 counties in the State of Florida and a portfolio of mitigation credits;

●	A retained interest in the Land JV which is seeking to sell approximately 1,700 acres of undeveloped land in Daytona Beach, Florida; and

●	An interest in a joint venture (the “Mitigation Bank JV”) that owns an approximately 2,500 acre parcel of land in the western part of Daytona Beach, Florida which is engaged in the operation of a mitigation bank, which, pursuant to a mitigation plan approved by the applicable state and federal authorities, produces mitigation credits that are marketed and sold to developers of land in the Daytona Beach area for the purpose of enabling the developers to obtain certain regulatory permits.

Our business also includes, as outlined above, the current value of our investment in PINE of approximately $31.7 million, or approximately 23.5% of the PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “Operating Partnership”), which are exchangeable into common stock of PINE on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

Discontinued Operations. The Company reports the historical financial position and results of operations of disposed businesses as discontinued operations when it has no continuing interest in the business. On October 16, 2019, the Company sold a controlling interest in its wholly owned subsidiary that held approximately 5,300 acres of undeveloped land in Daytona Beach, Florida. On October 17, 2019, the Company sold its interest in the golf operations. For the nine months ended September 30, 2019, the Company has reported the historical financial position and the results of operations related to the Land JV and the golf operations as discontinued operations (see Note 23, “Assets and Liabilities Held for Sale and Discontinued Operations”). The cash flows related to discontinued operations have been disclosed. There were no discontinued operations during the three and nine months ended September 30, 2020.

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

The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020.

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

Among other factors, fluctuating market conditions that can exist in the national real estate markets and the volatility and uncertainty in the financial and credit markets make it possible that the estimates and assumptions, most notably those related to the Company’s investment in income properties, could change materially due to continued volatility in the real estate and financial markets, or as a result of a significant dislocation in those markets.

Recently Issued Accounting Standards

Lease Modifications. In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of the COVID-19 Pandemic. In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions and, instead, treat the concession as if it was a part of the existing contract. This guidance is only applicable to lease concessions related to the COVID-19 Pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. As of and for the nine months ended September 30, 2020, the Company elected to not apply lease modification accounting with respect to rent deferrals as the concessions were related to the COVID-19 Pandemic and there was not a substantial increase in the lessor’s rights under the lease agreement. Accordingly, for leases in which deferred rent agreements were reached, the Company has continued to account for the lease by recognizing the normal straight-line rental income and as the deferred rents are repaid by the tenant, the straight-line receivable will be reduced. The portion of the straight-line adjustment related to the COVID-19 Pandemic concessions has been reflected separately in the Company’s statement of cash flows for the nine months ended September 30, 2020. With respect to rent abatement agreements, lease modification accounting applies as an extended term was a part of such agreements, accordingly the Company re-calculated straight-line rental income for such leases to recognize over the new lease term.

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

ASC Topic 326, Financial Instruments-Credit Losses. In June 2016, the FASB issued ASU 2016-13, which amends its guidance on the measurement of credit losses on financial instruments. The amendments in this update are effective for annual reporting periods beginning after December 31, 2019. ASU 2016-13 affects entities holding financial assets that are not accounted for at fair value through net income, including but not limited to, loans, trade receivables, and net investments in leases. The Company adopted the changes to FASB Accounting Standards Codification (“ASC”) 326, Financial Instruments-Credit Losses on January 1, 2020. The Company’s evaluation of current expected credit losses (“CECL”) resulted in a reserve of approximately $252,000 on the Company’s commercial loan and master lease investments portfolio during the nine months ended September 30, 2020. See Note 4, “Commercial Loan and Master Lease Investments” for further information.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of September 30, 2020 include certain amounts over the Federal Deposit Insurance Corporation limits.

Restricted Cash

Restricted cash totaled approximately $2.4 million at September 30, 2020 of which $1.9 million is being held in a general tenant improvement reserve account with Wells Fargo in connection with our financing of the property located in Raleigh, NC leased to Wells Fargo (“Wells Fargo Raleigh”); approximately $298,000 is being held in a capital replacement reserve account in connection with our financing of six income properties with Wells Fargo Bank, NA (“Wells Fargo”); $100,000 is being held in an escrow account in connection with the sale of the Company’s ground lease located in Daytona Beach, FL, and approximately $79,000 is being held in an escrow account related to a separate land transaction which closed in February 2017.

Derivative Financial Instruments and Hedging Activity

Interest Rate Swaps. During the year ended December 31, 2016, in conjunction with the variable-rate mortgage loan secured by Wells Fargo Raleigh, the Company entered into an interest rate swap to fix the interest rate (the “Wells Interest Rate Swap”).

Effective March 31, 2020, in conjunction with the variable-rate Credit Facility (hereinafter defined in Note 15, “Long-Term Debt”), the Company entered into an interest rate swap to fix the interest rate on $100.0 million of the outstanding Credit Facility balance (the “Credit Facility $100.0 Million Interest Rate Swap”). Effective August 31, 2020, the Company entered into a separate interest rate swap to fix the interest rate on an additional $50.0 million of the outstanding Credit Facility balance (the “Credit Facility $50.0 Million Interest Rate Swap”).

The Company accounts for its cash flow hedging derivatives in accordance with FASB ASC Topic 815-20, Derivatives and Hedging. Depending upon the hedge’s value at each balance sheet date, the derivatives are included in either other assets or accrued and other liabilities on the consolidated balance sheet at its fair value. On the date each interest rate swap was entered into, the Company designated the derivatives as a hedge of the variability of cash flows to be paid related to the recognized long-term debt liabilities.

The Company documented the relationship between the hedging instruments and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transactions. At the hedges’ inception, the Company formally assessed whether the derivatives that are used in hedging the transactions are highly effective in offsetting changes in cash flows of the hedged items, and we will continue to do so on an ongoing basis. As the terms of the Wells Interest Rate Swap, Credit Facility $100.0 Million Interest Rate Swap, and Credit Facility $50.0 Million Interest Rate Swap, and the associated debts are identical, both hedging instruments qualify for the shortcut method, therefore, it is assumed that there is no hedge ineffectiveness throughout the entire term of the hedging instruments.

Changes in fair value of the hedging instruments that are highly effective and designated and qualified as cash-flow hedges are recorded in other comprehensive income and loss, until earnings are affected by the variability in cash flows of the designated hedged items.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at September 30, 2020 and December 31, 2019, approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s Credit Facility, as defined in Note 15, “Long-Term Debt,” approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s fixed rate commercial loan and master lease investments held as of September 30, 2020 and December 31, 2019 and the mortgage notes and convertible debt held as of September 30, 2020 and December 31, 2019 are measured at fair value based on current market rates for financial instruments with similar risks and maturities. See Note 9, “Fair Value of Financial Instruments.”

Fair Value Measurements

The Company’s estimates of fair value of financial and non-financial assets and liabilities is based on the framework established by U.S. GAAP. The framework specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. U.S. GAAP describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels:

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

Recognition of Interest Income from Commercial Loan and Master Lease Investments

Interest income on commercial loan and master lease investments includes interest payments made by the borrower and the accretion of purchase discounts and loan origination fees, offset by the amortization of loan costs. Interest payments are accrued based on the actual coupon rate and the outstanding principal balance and purchase discounts and loan origination fees are accreted into income using the effective yield method, adjusted for prepayments.

Mitigation Credits

Mitigation credits are stated at historical cost. As these assets are sold, the related revenues and cost basis are reported as revenues from, and direct costs of, real estate operations, respectively, in the consolidated statements of operations.

Accounts Receivable

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of accrued tenant reimbursable expenses and unresolved collections as a result of the COVID-19 Pandemic. Receivables related to income property tenants totaled approximately $2.9 million and $533,000 as of September 30, 2020 and December 31, 2019, respectively. The increase of approximately $2.3 million is primarily attributable to an increase of approximately $1.1 million in accrued property tax receivables due largely to the significant multi-tenant acquisitions during the three months ended March 31, 2020 as well as approximately $1.2 of unpaid receivables representing the approximately 6% of rents regarding which the Company has not reached an agreed resolution.

Accounts receivable related to real estate operations, which are classified in other assets on the consolidated balance sheets, totaled approximately $1.6 million as of September 30, 2020 and December 31, 2019. The accounts receivable as of September 30, 2020 and December 31, 2019 are primarily related to the reimbursement of certain infrastructure costs completed by the Company in conjunction with two land sale transactions that closed during the fourth quarter of 2015 as more fully described in Note 12, “Other Assets.”

Trade accounts receivable primarily consists of receivables related to golf operations, which were classified in Assets Held for Sale on the consolidated balance sheets as of December 31, 2018 and thereafter until the sale of the golf operations during the fourth quarter of 2019. As of September 30, 2020, approximately $477,000 is due from the buyer of the golf operations for the rounds surcharge the Company paid to the City of Daytona Beach.

The collectability of the aforementioned receivables shall be considered and adjusted through an allowance for credit losses pursuant to ASC 326, Financial Instruments-Credit Losses. As of September 30, 2020 and December 31, 2019, the Company recorded an allowance for doubtful accounts of approximately $49,000 and $14,000, respectively.

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

The aggregate value of other acquired intangible assets, consisting of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as-if-vacant, determined as set forth above. The value of in-place leases and leasing costs, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off. The value of tenant relationships is reviewed on individual transactions to determine if future value was derived from the acquisition.

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

Income Taxes

The Company uses the asset and liability method to account for income taxes. Deferred income taxes result primarily from the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes (see Note 20, “Income Taxes”). In June 2006, the FASB issued additional guidance, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements included in income taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. In accordance with FASB guidance included in income taxes, the Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. Additionally, the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to the FASB guidance.

NOTE 2. REVENUE RECOGNITION

The Company implemented FASB ASC Topic 606, Revenue from Contracts with Customers effective January 1, 2018 utilizing the modified retrospective method.

The following table summarizes the Company’s revenue from continuing operations by segment, major good and/or service, and the related timing of revenue recognition for the three months ended September 30, 2020:

	Income Properties	Management Services	Commercial Loan and Master Lease Investments	Real Estate Operations	Total Revenues
	($000's)	($000's)	($000's)	($000's)	($000's)
Major Good / Service:
Lease Revenue - Base Rent	$9,610	$—	$—	$—	$9,610
Lease Revenue - CAM	866	—	—	—	866
Lease Revenue - Reimbursements	1,432	—	—	—	1,432
Lease Revenue - Billboards	43	—	—	—	43
Above / Below Market Lease Accretion	433	—	—	—	433
Lease Incentive Amortization	43	—	—	—	43
Management Services	—	682	—	—	682
Commercial Loan and Master Lease Investments	—	—	413	—	413
Subsurface Revenue - Other	—	—	—	544	544
Interest and Other Revenue	506	—	—	—	506
Total Revenues	$12,933	$682	$413	$544	$14,572

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$—	$544	$544
Services Transferred Over Time	506	682	—	—	1,188
Over Lease Term	12,427	—	—	—	12,427
Commercial Loan and Master Lease Investments Related Revenue	—	—	413	—	413
Total Revenues	$12,933	$682	$413	$544	$14,572

The following table summarizes the Company’s revenue from continuing operations by segment, major good and/or service, and the related timing of revenue recognition for the three months ended September 30, 2019:

	Income Properties	Commercial Loan and Master Lease Investments	Real Estate Operations	Total Revenues
	($000's)	($000's)	($000's)	($000's)
Major Good / Service:
Lease Revenue - Base Rent	$8,811	$—	$18	$8,829
Lease Revenue - CAM	277	—	—	277
Lease Revenue - Reimbursements	508	—	—	508
Lease Revenue - Billboards	62	—	—	62
Above / Below Market Lease Accretion	607	—	—	607
Contributed Leased Assets Accretion	49	—	—	49
Lease Incentive Amortization	(76)	—	—	(76)
Commercial Loan and Master Lease Investments	—	855	—	855
Subsurface Lease Revenue	—	—	186	186
Subsurface Revenue - Other	—	—	10	10
Interest and Other Revenue	23	—	—	23
Total Revenues	$10,261	$855	$214	$11,330

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$10	$10
Services Transferred Over Time	23	—	—	23
Over Lease Term	10,238	—	204	10,442
Commercial Loan and Master Lease Investments Related Revenue	—	855	—	855
Total Revenues	$10,261	$855	$214	$11,330

The following table summarizes the Company’s revenue from continuing operations by segment, major good and/or service, and the related timing of revenue recognition for the nine months ended September 30, 2020:

	Income Properties ($000's)	Management Services ($000's)	Commercial Loan and Master Lease Investments ($000's)	Real Estate Operations ($000's)	Total Revenues ($000's)
Major Good / Service:
Lease Revenue - Base Rent	$27,630	$—	$—	$—	$27,630
Lease Revenue - CAM	2,452	—	—	—	2,452
Lease Revenue - Reimbursements	2,918	—	—	—	2,918
Lease Revenue - Billboards	170	—	—	—	170
Above / Below Market Lease Accretion	1,352	—	—	—	1,352
Lease Incentive Amortization	130	—	—	—	130
Management Services	—	2,080	—	—	2,080
Commercial Loan and Master Lease Investments	—	—	2,300	—	2,300
Mitigation Credit Sales	—	—	—	4	4
Subsurface Revenue - Other	—	—	—	627	627
Interest and Other Revenue	757	—	—	—	757
Total Revenues	$35,409	$2,080	$2,300	$631	$40,420

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$—	$631	$631
Services Transferred Over Time	757	2,080	—	—	2,837
Over Lease Term	34,652	—	—	—	34,652
Commercial Loan and Master Lease Investments Related Revenue	—	—	2,300	—	2,300
Total Revenues	$35,409	$2,080	$2,300	$631	$40,420

The following table summarizes the Company’s revenue from continuing operations by segment, major good and/or service, and the related timing of revenue recognition for the nine months ended September 30, 2019:

	Income Properties ($000's)	Commercial Loan and Master Lease Investments ($000's)	Real Estate Operations ($000's)	Total Revenues ($000's)
Major Good / Service:
Lease Revenue - Base Rent	$26,652	$—	$72	$26,724
Lease Revenue - CAM	1,092	—	—	1,092
Lease Revenue - Reimbursements	1,597	—	—	1,597
Lease Revenue - Billboards	191	—	—	191
Above / Below Market Lease Accretion	1,811	—	—	1,811
Contributed Leased Assets Accretion	173	—	—	173
Lease Incentive Amortization	(227)	—	—	(227)
Commercial Loan and Master Lease Investments	—	908	—	908
Subsurface Lease Revenue	—	—	598	598
Subsurface Revenue - Other	—	—	39	39
Interest and Other Revenue	72	—	—	72
Total Revenues	$31,361	$908	$709	$32,978

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$39	$39
Services Transferred Over Time	72	—	—	72
Over Lease Term	31,289	—	670	31,959
Commercial Loan and Master Lease Investments Related Revenue	—	908	—	908
Total Revenues	$31,361	$908	$709	$32,978

NOTE 3. INCOME PROPERTIES AND LEASES

Leasing revenue consists of long-term rental revenue from retail, office, and commercial income properties, and billboards, which is recognized as earned, using the straight-line method over the life of each lease. Lease payments below include straight-line base rental revenue as well as the non-cash accretion of above and below market lease amortization.

The components of leasing revenue are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	($000's)	($000's)	($000's)	($000's)
Leasing Revenue
Lease Payments	$10,086	$9,391	$29,112	$28,409
Variable Lease Payments	2,847	870	6,297	2,952
Total Leasing Revenue	$12,933	$10,261	$35,409	$31,361

Minimum future base rental revenue on non-cancelable leases subsequent to September 30, 2020, for the next five years ended December 31 are summarized as follows:

Year Ending December 31,	Amounts ($000's)
Remainder of 2020	$9,192
2021	40,087
2022	38,101
2023	35,736
2024	34,096
2025 and thereafter (cumulative)	226,539
Total	$383,751

See Note 1, “Description of Business and Principles of Interim Statements” for the accounting treatment of lease modifications associated with tenant rent relief requests due to the COVID-19 Pandemic.

2020 Acquisitions. During the nine months ended September 30, 2020, the Company acquired two multi-tenant income properties and two single-tenant income properties for a purchase price of approximately $185.1 million, or an acquisition cost of approximately $185.7 million including capitalized acquisition costs. Of the total acquisition cost, approximately $50.0 million was allocated to land, approximately $94.6 million was allocated to buildings and improvements, approximately $21.9 million was allocated to intangible assets pertaining to the in-place lease value, leasing costs, and above market lease value, and approximately $1.8 million was allocated to intangible liabilities for the below market lease value. The remaining $21.0 million was classified as a commercial loan investment, see below in addition to  Note 4, “Commercial Loan and Master Lease Investments.”  The weighted average amortization period for the intangible assets and liabilities was approximately 4.5 years at acquisition.

The properties acquired during the nine months ended September 30, 2020 are described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Purchase Price	Percentage Leased at Acquisition	Remaining Lease Term at Acquisition Date (in years)
Crossroads Towne Center	Multi-Tenant	Chandler, AZ	01/24/20	254,109	$61,800,000	99%	5.0
Ashford Lane (fka Perimeter Place)	Multi-Tenant	Atlanta, GA	02/21/20	268,572	75,435,000	80%	3.6
Ford Motor Credit	Single-Tenant	Tampa, FL	08/21/20	120,500	26,900,000	100%	5.6
Master Tenant - Hialeah (1)	Single-Tenant	Hialeah, FL	09/25/20	108,029	21,000,000	100%	25.0
		Total / Weighted Average		751,210	$185,135,000		6.5
(1)

The lease with the Master Tenant – Hialeah (“Master Tenant – Hialeah Lease”) includes three tenant repurchase options. Pursuant to FASB ASC Topic 842, Leases, the $21.0 million investment has been recorded in the accompanying consolidated balance sheet as of September 30, 2020 as a commercial loan investment. See Note 4, “Commercial Loan and Master Lease Investments.”

2020 Dispositions. During the nine months ended September 30, 2020, the Company disposed of seven single-tenant income properties, including six ground leases, and one multi-tenant income property. See Note 24, “Subsequent Events”, for information related to the single-tenant income property and vacant land parcel sold subsequent to September 30, 2020.

The properties disposed of during the nine months ended September 30, 2020 are described below:

Tenant Description	Tenant Type	Date of Disposition	Sales Price	Gain (Loss) on Sale	EPS, After Tax
CVS, Dallas, TX	Single-Tenant	04/24/20	$15,222,000	$854,336	$0.14
Wawa, Daytona Beach, FL	Single-Tenant	04/29/20	6,002,400	1,768,603	0.29
JPMorgan Chase Bank, Jacksonville, FL	Single-Tenant	06/18/20	6,714,738	959,444	0.15
7-Eleven, Dallas, TX	Multi-Tenant	06/26/20	2,400,000	(45,615)	(0.01)
Bank of America, Monterey, CA	Single-Tenant	06/29/20	9,000,000	3,892,049	0.63
Wawa, Jacksonville, FL	Single-Tenant	07/23/20	7,143,000	245,696	0.04
Carrabbas, Austin, TX	Single-Tenant	08/05/20	2,554,772	(83,834)	(0.01)
PDQ, Jacksonville, FL	Single-Tenant	09/08/20	2,540,000	127,874	0.02
	Total / Weighted Average		$51,576,910	$7,718,553	$1.25

2019 Acquisitions. During the nine months ended September 30, 2019, the Company acquired nine single-tenant income properties for a purchase price of approximately $90.0 million, or an acquisition cost of approximately $90.6 million including capitalized acquisition costs. Of the total acquisition cost, approximately $27.8 million was allocated to land, approximately $37.7 million was allocated to buildings and improvements, approximately $9.2 million was allocated to intangible assets pertaining to the in-place lease value, leasing costs, and above market lease value, and approximately $0.4 million was allocated to intangible liabilities for the below market lease value. The remaining approximately $16.3 million was classified as a commercial loan investment as described below and in Note 4, “Commercial Loan and Master Lease Investments.” The weighted average amortization period for the intangible assets and liabilities was approximately 9.8 years at acquisition.

The properties acquired during the nine months ended September 30, 2019 are described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Purchase Price	Percentage Leased at Acquisition	Remaining Lease Term at Acquisition Date (in years)
Hobby Lobby Stores, Inc.	Single-Tenant	Winston-Salem, NC	05/16/19	55,000	$8,075,000	100%	10.9
24 Hour Fitness USA, Inc.	Single-Tenant	Falls Church, VA	05/23/19	46,000	21,250,000	100%	8.6
Walgreen Co.	Single-Tenant	Birmingham, AL	06/05/19	14,516	5,500,000	100%	9.8
Family Dollar Stores of Massachusetts, Inc.	Single-Tenant	Lynn, MA	06/07/19	9,228	2,100,000	100%	4.8
Walgreen Co.	Single-Tenant	Albany, GA	06/21/19	14,770	3,634,000	100%	13.6
Carpenter Hotel (1)	Single-Tenant	Austin, TX	07/05/19	N/A	16,250,000	100%	99.1
General Dynamics Corporation	Single-Tenant	Reston, VA	07/12/19	64,319	18,600,000	100%	9.9
Live Nation Entertainment, Inc.	Single-Tenant	East Troy, WI	08/30/19	N/A	7,500,000	100%	10.6
Party City Corporation	Single-Tenant	Oceanside, NY	09/24/19	15,500	7,120,000	100%	10.2
	Total / Weighted Average			219,333	$90,029,000		25.9
(1)

The ground lease with The Carpenter Hotel (the “Ground Lease”) includes two tenant repurchase options. Pursuant to FASB ASC Topic 842, Leases, the $16.25 million investment has been recorded in the accompanying consolidated balance sheet as of September 30, 2020 and December 31, 2019 as a commercial loan investment. See Note 4, “Commercial Loan and Master Lease Investments.”

2019 Dispositions. During the nine months ended September 30, 2019, three multi-tenant income properties and one single-tenant income property were disposed of, as described below:

Tenant Description	Tenant Type	Date of Disposition	Sales Price	Gain on Sale	EPS, After Tax
Whole Foods, Sarasota, FL	Multi-Tenant	02/21/19	$24,620,000	$6,869,957	$0.96
The Grove, Winter Park, FL	Multi-Tenant	05/23/19	18,250,000	2,803,198	0.42
3600 Peterson, Santa Clara, CA	Multi-Tenant	06/24/19	37,000,000	9,008,709	1.36
Wawa, Winter Park, FL	Single-Tenant	08/07/19	2,777,778	2,123,955	0.33
		Total / Weighted Average	$82,647,778	$20,805,819	$3.07

NOTE 4. COMMERCIAL LOAN AND MASTER LEASE INVESTMENTS

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

During the three months ended June 30, 2020, the Company sold four of its commercial loan and master lease investments in two separate transactions generating aggregate proceeds of approximately $20.0 million and resulting in a second quarter loss of approximately $353,000, or approximately $0.06 per share, after tax. For the nine months ended September 30, 2020, the total loss on the loan portfolio disposition, including the impairment and CECL reserve charges on the four loans disposed of, in the three months ended March 31, 2020, was approximately $2.1 million, or $0.33 per share, after tax.

On September 25, 2020, the Company acquired an approximately 108,000 square foot retail property in Hialeah, Florida for $21 million which is master-leased to a national retail developer (the “Master Tenant”) . The 25-year lease includes annual rent escalations as well as certain future purchase rights by the Master Tenant (“Master Tenant – Hialeah Lease”). Pursuant to FASB ASC Topic 842, Leases, due to the future repurchase rights, the Master Tenant – Hialeah Lease does not qualify for treatment as a property purchase and has been accounted for on the consolidated balance sheets as a commercial loan investment. The Company has imputed interest on the Master Tenant – Hialeah Lease which is being recognized as interest income on commercial loan and master lease investments in the Company’s consolidated statements of operations.

See Note 24, “Subsequent Events” for disclosure related to the repayment of the $2.07 million loan with the buyer of the Company’s former golf operations in addition to a $400,000 loan origination in connection with the sale of a vacant land parcel located adjacent to the formerly owned property in Dallas, Texas, leased to 7-Eleven.

The Company’s commercial loan and master lease investments were comprised of the following at September 30, 2020:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Ground Lease Loan – 400 Josephine Street, Austin, TX	July 2019	N/A	$16,250,000	$16,250,000	$16,734,256	N/A
Golf Operations Buyer Loan – Daytona Beach, FL	Oct 2019	Oct 2020	2,070,000	2,070,000	1,860,455	7.50%
Master Tenant – Hialeah Lease Loan – Hialeah, FL	September 2020	N/A	21,084,901	21,084,901	21,084,901	N/A
			$39,404,901	$39,404,901	$39,679,612

The carrying value of the commercial loan and master lease investments portfolio at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 30, 2019
Current Face Amount	$39,404,901	$34,570,000
Imputed Interest over Rent Payments Received on Ground Lease Loan	484,256	193,943
Unaccreted Origination Fees	(2,545)	(138,770)
Impairment / CECL Reserve	(207,000)	—
Total Commercial Loan and Master Lease Investments	$39,679,612	$34,625,173

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

During the three and nine months ended September 30, 2020, the Company earned management fee revenue from PINE totaling approximately $631,000 and $1.9 million, respectively, which is included in management services in the accompanying consolidated statements of operations. Dividend income for the three and nine months ended September 30, 2020 totaled approximately $408,000 and $1.2 million, respectively, and is included in investment and other income (loss) in the accompanying consolidated statements of operations.

The following table represents amounts due from PINE to the Company as of September 30, 2020 and December 31, 2019 which are included in other assets on the consolidated balance sheets:

	As of
Description	September 30, 2020	December 31, 2019
Management Services Fee due from PINE	$631	$254
Dividend Receivable	79	71
Other	(1)	56
Total	$709	$381

Land JV. Pursuant to the terms of the operating agreement for the Land JV, the initial amount of the management fee is $20,000 per month. The management fee is evaluated quarterly and as land sales occur in the Land JV, the basis for our management fee will be reduced as the management fee is based on the value of real property that remains in the Land JV. During the three and nine months ended September 30, 2020, the Company earned management fee revenue from the Land JV totaling approximately $51,000 and $157,000, respectively, which is included in management services in the accompanying consolidated statements of operations and was collected in full during the periods earned.

NOTE 6. REAL ESTATE OPERATIONS

Real Estate Operations – Continuing

Revenue from continuing real estate operations consisted of the following for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue Description	($000's)	($000's)	($000's)	($000's)
Mitigation Credit Sales	$—	$—	$4	$—
Subsurface Revenue	544	196	621	637
Fill Dirt and Other Revenue	—	18	6	72
Total Real Estate Operations Revenue	$544	$214	$631	$709

Daytona Beach Development. During 2018, the Company acquired a 5-acre parcel of land with existing structures in downtown Daytona Beach, for a purchase price of approximately $2.0 million. As of September 30, 2020, the Company has also acquired other contiguous parcels totaling approximately 1-acre for approximately $2.1 million. Combined, these parcels represent the substantial portion of an entire city block in downtown Daytona Beach adjacent to International Speedway Boulevard, a major thoroughfare in Daytona Beach. We have engaged a national real estate brokerage firm to assist us in identifying a developer or investor to acquire a portion or all of the property or to contribute into a potential joint venture to redevelop the property. We are pursuing entitlements for the potential redevelopment of these parcels, along with certain other adjacent land parcels, some of which we have under contract for purchase. As of September 30, 2020, we have incurred approximately $1.6 million in raze and entitlement costs related to these parcels which is included in land and development costs on the consolidated balance sheets.

Other Real Estate Assets. The Company owns mitigation credits with a cost basis of approximately $2.2 million as of September 30, 2020. As of December 31, 2019, the Company owned mitigation credits with a cost basis of approximately $2.3 million. The increase in mitigation credit cost basis for the nine months ended September 30, 2020 compared to December 31, 2019 is primarily the result of the 20 mitigation credits acquired from the Mitigation Bank, as defined in Note 7, “Investments in Joint Ventures”, during the three months ended March 31, 2020 totaling $1.5 million, or $75,000 per credit, in addition to the approximately 20 mitigation credits acquired from the Mitigation Bank during the three months ended September 30, 2020 totaling approximately $1.5 million, or $75,000 per credit. The cost basis was reduced by the impact of approximately 16 mitigation credits with a cost basis of approximately $1.2 million and approximately 21 mitigation credits with a cost basis of approximately $1.6 million that were provided at no cost to buyers during the first and third quarter of 2020, respectively. Additionally, the Company purchased two mitigation credits from the Mitigation Bank JV, for approximately $224,000 during the first quarter of 2020. The aggregate cost of sales charge of  approximately $3 million was included in direct costs of revenues of real estate operations during the nine months ended September 30, 2020 in the consolidated statements of operations. Mitigation credit sales totaled approximately $4,000 during the nine months ended September 30, 2020. There were no mitigation credit sales during the nine months ended September 30, 2019.

Subsurface Interests. As of September 30, 2020, the Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 455,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage.

During the nine months ended September 30, 2020, the Company sold 345 acres of subsurface interests totaling $412,000, of which revenues are included within real estate operations in the consolidated statements of operations for the three and nine months ended September 30, 2020. There were no subsurface sales during the nine months ended September 30, 2019.

Prior to September 2019, the Company leased certain of the Subsurface Interests to a mineral exploration organization for exploration. The lessee had previously exercised renewal options through the eighth year of the lease which ended on September 22, 2019. The Lessee elected not to renew the oil exploration lease beyond September 22, 2019.

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the three and nine months ended September 30, 2019, lease income of approximately $186,000 and $586,000 was recognized, respectively, with no lease income recognized during the three and nine months ended September 30, 2020.

During the three and nine months ended September 30, 2020 and 2019, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled approximately $12,000 and $10,000 during the three months ended September 30, 2020 and 2019, respectively. Revenues received from oil royalties totaled approximately $22,000 and $39,000, during the nine months ended September 30, 2020 and 2019, respectively.

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

Cash payments for the release of surface entry rights totaled approximately $186,000 during the nine months ended September 30, 2020. There were no releases of surface entry rights during the nine months ended September 30, 2019.

Real Estate Operations – Discontinued Operations

As of September 30, 2020, the Company continues to pursue land sales of the approximately 1,700 acres that formerly comprised its land holdings on behalf of the partners of the Land JV (“JV Partners”) in its role as manager of the Land JV. The Company’s retained interest in the Land JV represents a notional 33.5% stake in the venture, the value of which may be realized in the form of distributions based on the timing and the amount of proceeds achieved when the land is ultimately sold by the Land JV. As of September 30, 2020, the Land JV has completed approximately $68.2 million in land sales since its inception in mid-October 2019 and currently has a pipeline of five purchase and sale agreements for potential land sale transactions representing approximately $16.3 million of potential proceeds to the Land JV. The roughly 134 acres under contract represents approximately 8% of the total remaining land in the Land JV.

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

During the nine months ended September 30, 2019, prior to the inception of the Land JV, a total of approximately 76 acres were sold for approximately $11.1 million.

NOTE 7. INVESTMENTS IN JOINT VENTURES

The Company’s Investment in Joint Ventures were as follows as of September 30, 2020 and December 31, 2020:

	As of
	September 30, 2020	December 31, 2019
Land JV	$48,864,662	$48,864,662
Mitigation Bank JV	6,907,601	6,872,006
Total Investments in Joint Ventures	$55,772,263	$55,736,668

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

The following table provides summarized financial information of the Land JV as of September 30, 2020 and December 31, 2019:

	As of
	September 30, 2020	December 31, 2019
	($000's)	($000's)
Assets, cash and cash equivalents	$1,204	$15,066
Assets, prepaid expenses	77	61
Assets, receivables	5	—
Assets, investment in land assets	7,265	17,058
Total Assets	$8,551	$32,185

Liabilities, accounts payable, deferred revenue	$199	$987
Equity	$8,352	$31,198
Total Liabilities & Equity	$8,551	$32,185

The following table provides summarized financial information of the Land JV for the three and nine months ended September 30, 2020. There was no activity for the three and nine months ended September 30, 2019.

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
	($000's)	($000's)
Revenues	$46,051	$53,877
Direct Cost of Revenues	8,377	11,752
Operating Income	$37,674	$42,125
Other Operating Expenses	105	379
Net Income	$37,569	$41,746

The Company’s share of the Land JV’s net income was zero for the three and nine months ended September 30, 2020. Pursuant to ASC 323, certain adjustments are made when calculating the Company’s share of net income, including adjustments required to reflect the investor’s share of changes in investee’s capital to reflect distributions from the venture. Additionally, basis differences are also considered. The Company recorded the retained interest in the Land JV of approximately $48.9 million at the estimated fair market value based on the relationship of the $97.0 million sales price of the 66.5% equity interest to the 33.5% retained interest. The Land JV recorded the assets contributed by the Company at carry-over basis pursuant to ASC 845 which states that transfers of nonmonetary assets to should typically be recorded at the transferor’s historical cost basis. Accordingly, the Company’s basis difference in the 33.5% retained equity interest will be evaluated each quarter upon determining the Company’s share of the Land JV’s net income. No adjustment was required for the three and nine months ended September 30, 2020.

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

The Mitigation Bank JV intends to engage in the creation and sale of both federal and state wetland mitigation credits. These credits will be created pursuant to the applicable permits that have been or will be issued to the Mitigation Bank JV from the federal and state regulatory agencies that exercise jurisdiction over the awarding of such credits, but no assurances can be given as to the ultimate issuance, marketability or value of the credits. The Mitigation Bank JV received the permit from the state regulatory agency on June 8, 2018 (the “State Permit”). The state regulatory agency may award up to 355 state credits under the State Permit. On August 6, 2018, the state regulatory agency awarded the initial 88.84 credits under the State Permit. Receipt of the remaining federal permit is anticipated to occur prior to the end of 2021.

The operating agreement of the Mitigation Bank JV (the “Operating Agreement”) executed in conjunction with the mitigation bank transaction stipulates that the Company shall arrange for sales of the Mitigation Bank JV’s mitigation credits to unrelated third parties totaling no less than $6.0 million of revenue to the Mitigation Bank JV, net of commissions, by the end of 2020, utilizing a maximum of 60 mitigation credits (the “Minimum Sales Requirement”). The Operating Agreement stipulates that if the Minimum Sales Requirement is not achieved, then BlackRock has the right, but is not required, to cause the Company to purchase the number of mitigation credits necessary to reach the Minimum Sales Requirement (the “Minimum Sales Guarantee”). The Company estimates the fair value of the Minimum Sales Guarantee to be approximately $100,000 which was recorded as a reduction in the gain on the transaction and is included in accrued and other liabilities in the Company’s consolidated balance sheet.

Additionally, the Operating Agreement provides BlackRock the right to cause the Company to purchase a maximum of 8.536 mitigation credits per quarter (the “Commitment Amount”) from the Mitigation Bank JV at a price equal to 60% of the then fair market value for mitigation credits (the “Put Right”). The Put Right is applicable even if the Mitigation Bank JV has not yet been awarded a sufficient number of mitigation credits by the applicable federal and state regulatory agencies. Further, in any quarter that BlackRock does not exercise its Put Right, the unexercised Commitment Amount for the applicable quarter may be rolled over to future calendar quarters. However, the Operating Agreement also stipulates that any amount of third-party sales of mitigation credits will reduce the Put Rights outstanding on a one-for-one basis, if the sales price of the third-party sales equals or exceeds the prices stipulated by the Put Right. Further, any sales of mitigation credits to third parties at the requisite minimum prices in a quarter that exceeds the quarterly amount of the Put Right will reduce the Put Rights in future calendar quarters on a one-for-one basis. The initial maximum potential of future payments for the Company pursuant to the Put Right is approximately $27.0 million. The Company estimates the fair value of the Put Right to be approximately $200,000, which was recorded as a reduction in the gain on the transaction and is included in accrued and other liabilities in the Company’s consolidated balance sheet.

During the nine months ended September 30, 2020, BlackRock exercised its Put Right and put approximately 40 mitigation credits to the Company inclusive of (i) approximately 20 mitigation credits purchased in July 2020 for approximately $1.5 million, or $75,000 per credit and (ii) 20 mitigation credits purchased in March 2020 for $1.5 million, or $75,000 per credit. In December 2019, BlackRock exercised its Put Right and put 25 mitigation credits to the Company, which the Company purchased for approximately $1.9 million, or $75,000 per credit. The credits acquired were included as an increase to Mitigation Credits on the accompanying consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively. The Company evaluated the impact of the exercised Put Right on the fair value of the Company’s investment in the Mitigation Bank JV as of September 30, 2020 and December 31, 2019 of approximately $6.9 million, and on the fair value of the mitigation credits purchased as of September 30, 2020 and December 31, 2019, noting no impairment. The Company evaluates its estimates of fair value on an ongoing basis; however, actual results may differ from those estimates. See Note 24, “Subsequent Events” for additional disclosure related to the Put Right exercised in October 2020.

The following tables provide summarized financial information of the Mitigation Bank JV as of September 30, 2020 and December 31, 2019:

	As of
	September 30, 2020	December 31, 2019
	($000's)	($000's)
Assets, cash and cash equivalents	$1,905	$4,015
Assets, prepaid expenses	30	19
Assets, investment in mitigation credit assets	1,432	1,521
Assets, property, plant, and equipment—net	15	17
Total Assets	$3,382	$5,572

Liabilities, accounts payable, deferred mitigation credit sale revenue	$18	$39
Equity	$3,364	$5,533
Total Liabilities & Equity	$3,382	$5,572

The following table provides summarized financial information of the Mitigation Bank JV for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	($000's)	($000's)	($000's)	($000's)
Revenues	$1,481	$—	$3,359	$47
Direct Cost of Revenues	58	—	139	4
Operating Income	$1,423	$—	$3,220	$43
Other Operating Expenses	12	36	159	162
Net Income	$1,411	$(36)	$3,061	$(119)

The Company’s share of the Mitigation Bank JV’s net income was zero for the three and nine months ended September 30, 2020 and 2019. Pursuant to ASC 323, certain adjustments are made when calculating the Company’s share of net income, including adjustments required to reflect the investor’s share of changes in investee’s capital to reflect distributions from the venture. Additionally, basis differences are also considered. The Company recorded the initial retained interest in the Mitigation Bank JV of approximately $6.8 million in June 2018 at the estimated fair market value based on the relationship of the $15.3 million sales price of the 70% equity interest to the 30% retained interest. The Mitigation Bank JV recorded the assets contributed by the Company at carry-over basis pursuant to ASC 845 which states that transfers of nonmonetary assets to should typically be recorded at the transferor’s historical cost basis. Accordingly, the Company’s basis difference in the 30% retained equity interest will be evaluated each quarter upon determining the Company’s share of the Mitigation Bank JV’s net income.

NOTE 8. INVESTMENT SECURITIES

On November 26, 2019, the Company purchased 394,737 shares of PINE common stock for a total purchase price of $7.5 million. Also, on November 26, 2019, the Company purchased 421,053 shares of PINE common stock in the IPO for a total purchase price of $8.0 million. Including the 1,223,854 OP Units the Company received in exchange for the contribution of certain income properties to the Operating Partnership, as of September 30, 2020, the Company owns, in the aggregate, approximately 2.04 million shares of PINE, or approximately 23.5% of PINE’s total shares outstanding for an initial investment of approximately $38.8 million.  The Company has elected the fair value option related to the aggregate investment in securities of PINE pursuant to ASC 825, otherwise such investments would have been accounted for under the equity method.

During the three months ended September 30, 2020, the closing stock price of PINE decreased by $0.71 per share, with a closing price of $15.55 on September 30, 2020. This decrease resulted in an unrealized, non-cash loss on the Company’s investment in PINE of approximately $1.4 million, or $0.23 per share, after tax, which is included in investment and other income (loss) in the consolidated statements of operations for the three months ended September 30, 2020.

During the nine months ended September 30, 2020, the closing stock price of PINE decreased by $3.48 per share, with a closing price of $15.55 on September 30, 2020. This decrease resulted in an unrealized, non-cash loss on the Company’s investment in PINE of approximately $7.1 million, or $1.14 per share, after tax, which is included in investment and other income (loss) in the consolidated statements of operations for the nine months ended September 30, 2020.

	As of September 30, 2020
	Cost	Unrealized Gains in Investment Income	Unrealized Losses in Investment Income	Estimated Fair Value (Level 1 and 2 Inputs)
Common Stock	$15,500,000	$—	$(2,814,466)	$12,685,534
Operating Units	23,253,230	—	(4,222,300)	19,030,930
Total Equity Securities	38,753,230	—	(7,036,766)	31,716,464
Total Available-for-Sale Securities	$38,753,230	$—	$(7,036,766)	$31,716,464

	As of December 31, 2019
	Cost	Unrealized Gains in Investment Income	Unrealized Losses in Investment Income	Estimated Fair Value (Level 1 and 2 Inputs)
Common Stock	$15,500,000	$24,484	$—	$15,524,484
Operating Units	23,253,230	36,711	—	23,289,941
Total Equity Securities	38,753,230	61,195	—	38,814,425
Total Available-for-Sale Securities	$38,753,230	$61,195	$—	$38,814,425

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$6,351,772	$6,351,772	$6,474,637	$6,474,637
Restricted Cash - Level 1	$2,425,944	$2,425,944	$128,430,049	$128,430,049
Commercial Loan and Master Lease Investments - Level 2	$39,679,612	$39,679,612	$34,625,173	$35,001,997
Long-Term Debt - Level 2	$276,916,118	$282,792,605	$287,218,303	$288,830,346

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

The following table presents the fair value of assets (liabilities) measured on a recurring basis by Level as of September 30, 2020:

		Fair Value at Reporting Date Using
	9/30/2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Flow Hedge - Interest Rate Swap - Wells Fargo	$(152,264)	$—	$(152,264)	$—
Cash Flow Hedge - Interest Rate Swap - BMO (1)	$(2,027,237)	$—	$(2,027,237)	$—
Cash Flow Hedge - Interest Rate Swap - BMO (2)	$(114,692)	$—	$(114,692)	$—
Investment Securities	$31,716,464	$31,716,464	$—	$—
(1)

Effective March 31, 2020, utilized interest rate swap to achieve fixed interest rate of 0.7325% plus the applicable spread on $100.0 million of the outstanding principal balance on the Credit Facility.

(2)

Effective August 31, 2020, utilized a separate interest rate swap to achieve fixed interest rate of 0.2200% plus the applicable spread on $50.0 million of the outstanding principal balance on the Credit Facility.

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

Intangible lease assets and liabilities consisted of the following as of September 30, 2020 and December 31, 2019:

	As of
	September 30, 2020	December 31, 2019
Intangible Lease Assets:
Value of In-Place Leases	$44,808,735	$42,584,264
Value of Above Market In-Place Leases	10,603,647	7,119,316
Value of Intangible Leasing Costs	13,469,844	14,645,780
Sub-total Intangible Lease Assets	68,882,226	64,349,360
Accumulated Amortization	(16,135,790)	(15,327,182)
Sub-total Intangible Lease Assets—Net	52,746,436	49,022,178
Intangible Lease Liabilities (included in accrued and other liabilities):
Value of Below Market In-Place Leases	(36,816,543)	(36,507,336)
Sub-total Intangible Lease Liabilities	(36,816,543)	(36,507,336)
Accumulated Amortization	11,905,622	10,309,088
Sub-total Intangible Lease Liabilities—Net	(24,910,921)	(26,198,248)
Total Intangible Assets and Liabilities—Net	$27,835,515	$22,823,930

During the nine months ended September 30, 2020, the value of in-place leases increased by approximately $2.2 million, the value of above-market in-place leases increased by approximately $3.5 million, the value of intangible leasing costs decreased by approximately $1.2, and the value of below-market in-place leases increased by approximately $300,000 due to the acquisition of two multi-tenant income properties completed during the first quarter of 2020 and the acquisition of two single-tenant income properties completed during the third quarter of 2020, such increases reflect acquisitions, net of the disposition of four single-tenant income properties and one multi-tenant income property during the second quarter of 2020 and three single-tenant income properties during the third quarter of 2020. Net amortization increased by approximately $788,000, for a net increase during the nine months ended September 30, 2020 of approximately $5.0 million.

As of September 30, 2020 and December 31, 2019, approximately $20.4 and $22.2 million, respectively, of the total below market in-place lease value is related to Wells Fargo Raleigh, which was acquired on November 18, 2015.

The following table reflects the amortization of intangible assets and liabilities during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	($000's)	($000's)	($000's)	($000's)
Depreciation and Amortization Expense	$1,875	$1,590	$5,892	$4,276
Increase to Income Properties Revenue	(434)	(607)	(1,352)	(1,810)
Net Amortization of Intangible Assets and Liabilities	$1,441	$983	$4,540	$2,466

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows:

		Future Accretion	Net Future
	Future	to Income	Amortization of
	Amortization	Property	Intangible Assets
Year Ending December 31,	Amount	Revenue	and Liabilities
Remainder of 2020	$1,945,990	$(397,857)	$1,548,133
2021	7,292,037	(1,683,643)	5,608,394
2022	6,884,720	(1,754,803)	5,129,917
2023	6,761,361	(1,752,426)	5,008,935
2024	6,725,808	(1,667,747)	5,058,061
2025 and thereafter	14,692,622	(9,210,547)	5,482,075
Total	$44,302,538	$(16,467,023)	$27,835,515

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

During the nine months ended September 30, 2020 and 2019 there were no impairment charges on the Company’s undeveloped land holdings, or its income property portfolio.

NOTE 12. OTHER ASSETS

Other assets consisted of the following:

	As of
	September 30, 2020	December 31, 2019
Income Property Tenant Receivables	$2,852,893	$532,636
Income Property Straight-line Rent Adjustment	5,599,487	3,352,245
Interest Receivable from Commercial Loan and Master Lease Investments	6,038	96,604
Operating Leases - Right-of-Use Asset	275,756	363,631
Golf Rounds Surcharge	476,584	549,251
Cash Flow Hedge - Interest Rate Swap	—	99,021
Infrastructure Reimbursement Receivables	1,613,247	1,591,445
Deferred Deal Costs	—	4,787
Prepaid Expenses, Deposits, and Other	698,256	3,113,929
Due from Alpine Income Property Trust, Inc.	709,165	—
Total Other Assets	$12,231,426	$9,703,549

Income Property Straight-Line Rent Adjustment.  As of September 30, 2020, the straight-line rent adjustment includes a balance of approximately $1.1 million of deferred rent related to the COVID-19 Pandemic. Pursuant to the April 2020 FASB guidance on lease modifications, for leases in which deferred rent agreements were reached, the Company has continued to account for the lease concessions by recognizing the normal straight-line rental income and as the deferred rents are repaid by the tenant, the straight-line receivable will be reduced.

Infrastructure Reimbursement Receivables. As of September 30, 2020 and December 31, 2019, the Infrastructure Reimbursement Receivables were all related to the land sales within the Tomoka Town Center. The balance as of September 30, 2020 consisted of approximately $1.1 million due from Tanger for infrastructure reimbursement to be repaid in seven remaining annual installments of $175,000, net of a discount of approximately $119,000, and approximately $508,000 due from Sam’s Club for infrastructure reimbursement to be repaid in five remaining annual installments of $110,000, net of a discount of approximately $42,000.

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

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Income Available to Common Shareholders:
Net Income (Loss)	$(1,521,504)	$1,486,020	$(1,172,839)	$18,550,919
Weighted Average Shares Outstanding	4,654,329	4,868,133	4,673,049	5,053,407
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	—	—	—	811
Total Shares Applicable to Diluted Earnings Per Share	4,654,329	4,868,133	4,673,049	5,054,218

Per Share Information:
Basic and Diluted
Net Income (Loss) from Continuing Operations	$(0.33)	$0.35	$(0.25)	$3.11
Net Income (Loss) from Discontinued Operations (Net of Tax)	—	(0.04)	—	0.56
Net Income (Loss)	$(0.33)	$0.31	$(0.25)	$3.67

There were no potentially dilutive securities for the three and nine months ended September 30, 2020 or 2019. The effect of 41,558 and 7,500 potentially dilutive securities was not included for the nine months ended September 30, 2020 and 2019, respectively, as the effect would be anti-dilutive.

The Company intends to settle its 3.875% Convertible Senior Notes due 2025 (the “Convertible Notes”) in cash upon conversion with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Convertible Notes will be included in our calculation of diluted net income per share using the treasury stock method. As such, the Convertible Notes have no impact on diluted net income per share until the price of our common stock exceeds the current conversion price of $77.29. The average price of our common stock during the nine months ended September 30, 2020 did not exceed the conversion price which resulted in no additional diluted outstanding shares.

NOTE 14. TREASURY STOCK

In February 2020, the Company’s Board of Directors approved a $10.0 million stock repurchase program (the “$10.0 Million Repurchase Program”). During the nine months ended September 30, 2020, the Company repurchased 88,565 shares of its common stock on the open market for a total cost of approximately $4.1 million, or an average price per share of $46.29. The shares of the Company’s common stock repurchased during the nine months ended September 30, 2020 were returned to the Company’s treasury. The $10.0 Million Repurchase Program does not have an expiration date.

NOTE 15. LONG-TERM DEBT

As of September 30, 2020, the Company’s outstanding indebtedness, at face value, was as follows:

	Face	Maturity	Interest
	Value Debt	Date	Rate
Credit Facility (1)	$168,845,349	May 2023	30-day LIBOR plus 1.35% - 1.95%
Mortgage Note Payable (originated with Wells Fargo) (2)	30,000,000	October 2034	4.330%
Mortgage Note Payable (originated with Wells Fargo) (3)	23,362,430	April 2021	3.170%
3.875% Convertible Senior Notes due 2025	62,468,000	April 2025	3.875%
Total Long-Term Face Value Debt	$284,675,779
(1)

Effective March 31, 2020, utilized interest rate swap to achieve fixed interest rate of 0.7325% plus the applicable spread on $100.0 million of the outstanding principal balance. Effective August 31, 2020, utilized a separate interest rate swap to achieve fixed interest rate of 0.2200% plus the applicable spread on $50.0 million of the outstanding principal balance.

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

At September 30, 2020, the current commitment level under the Credit Facility was $200.0 million. The available borrowing capacity under the Credit Facility was approximately $31.2 million, based on the level of borrowing base assets. As of September 30, 2020, the Credit Facility had a $168.8 million balance outstanding. See Note 1, “Description of Business and Principles of Interim Statements” for a discussion of the potential impact on borrowing base assets due to the COVID-19 Pandemic.

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

Through September 30, 2020, the Company repurchased approximately $12.5 million aggregate principal amount of 2025 Notes at an approximate $2.6 million discount, resulting in a gain on the extinguishment of debt of approximately $1.1 million. All such repurchases were made during the first and second quarter of 2020. Following the repurchase of the 2025 Notes, $62.5 million aggregate principal amount of the 2025 Notes remains outstanding at September 30, 2020.

The 2025 Notes represent senior unsecured obligations of the Company and pay interest semi-annually in arrears on each April 15th and October 15th, commencing on April 15, 2020, at a rate of 3.875% per annum. The 2025 Notes mature on April 15, 2025 and may not be redeemed by the Company prior to the maturity date. The conversion rate for the 2025 Notes is initially 12.7910 shares of the Company’s common stock per $1,000 of principal of the 2025 Notes (equivalent to an initial conversion price of approximately $78.18 per share of the Company’s common stock). The initial conversion price of the 2025 Notes represents a premium of approximately 20% to the $65.15 closing sale price of the Company’s common stock on the NYSE American on January 29, 2020. If the Company’s Board of Directors increases the quarterly dividend above the $0.13 per share in place at issuance, the conversion rate is adjusted with each such increase in the quarterly dividend amount. After the third quarter 2020 dividend, the conversion rate is equal to 12.9383 shares of common stock for each $1,000 principal amount of 2025 Notes, which represents an adjusted conversion price of approximately $77.29 per share of common stock. The 2025 Notes are convertible into cash, common stock or a combination thereof, subject to various conditions, at the Company’s option. Should certain corporate transactions or events occur prior to the stated maturity date, the Company will increase the conversion rate for a holder that elects to convert its 2025 Notes in connection with such corporate transaction or event.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their 2025 Notes for conversion prior to January 15, 2025 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of 2025 Notes, or specified corporate events including a change in control of the Company. The Company may not redeem the 2025 Notes prior to the stated maturity date and no sinking fund is provided for the 2025 Notes. The 2025 Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the 2025 Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with U.S. GAAP, the 2025 Notes were accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the 2025 Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the 2025 Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. As of September 30, 2020, the unamortized debt discount of our Notes was approximately $6.5 million.

Long-term debt consisted of the following:

	September 30, 2020		December 31, 2019
		Due Within		Due Within
	Total	One Year	Total	One Year
Credit Facility	$168,845,349	$—	$159,845,349	$—
Mortgage Note Payable (originated with Wells Fargo)	30,000,000	—	30,000,000	—
Mortgage Note Payable (originated with Wells Fargo)	23,362,430	23,362,430	23,884,373	—
4.500% Convertible Senior Notes, net of discount	—	—	74,706,078	75,000,000
3.875% Convertible Senior Notes, net of discount	55,983,486	—	—	—
Loan Costs, net of accumulated amortization	(1,275,147)	—	(1,217,497)	—
Total Long-Term Debt	$276,916,118	$23,362,430	$287,218,303	$75,000,000

Payments applicable to reduction of principal amounts as of September 30, 2020 will be required as follows:

Year Ending December 31,	Amount
Remainder of 2020	$—
2021	23,362,430
2022	—
2023	168,845,349
2024	—
2025 and thereafter	92,468,000
Total Long-Term Debt - Face Value	$284,675,779

The carrying value of long-term debt as of September 30, 2020 consisted of the following:

Total
Current Face Amount	$284,675,779
Unamortized Discount on Convertible Debt	(6,484,514)
Loan Costs, net of accumulated amortization	(1,275,147)
Total Long-Term Debt	$276,916,118

The following table reflects a summary of interest expense incurred and paid during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	($000's)	($000's)	($000's)	($000's)
Interest Expense	$2,056	$2,801	$6,978	$7,885
Amortization of Loan Costs	114	111	338	324
Amortization of Discount on Convertible Notes	307	342	1,067	1,010
Total Interest Expense	$2,477	$3,254	$8,383	$9,219

Total Interest Paid	$1,460	$3,075	$7,096	$8,142

The Company was in compliance with all of its debt covenants as of September 30, 2020 and December 31, 2019.

NOTE 16. INTEREST RATE SWAPS

During April 2016, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the $25.0 million mortgage note payable as discussed in Note 15, “Long-Term Debt.” During the nine months ended September 30, 2020, the interest rate swap agreement was 100% effective. Accordingly, the change in fair value on the interest rate swap has been classified in accumulated other comprehensive income (loss). As of September 30, 2020, the fair value of our interest rate swap agreement, which was a loss of approximately $152,000 is included in accrued and other liabilities on the consolidated balance sheets. As of December 31, 2019, the fair value of our interest rate swap agreement, which was a gain of approximately $99,000, was included in other assets on the consolidated balance sheets. The interest rate swap was effective on April 7, 2016 and matures on April 7, 2021. The interest rate swap fixed the variable rate debt on the notional amount of related debt of $23.4 million to a rate of 3.17%.

During March 2020, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for $100.0 million of the outstanding balance on the Credit Facility as discussed in Note 15, “Long-Term Debt.” During the nine months ended September 30, 2020, the interest rate swap agreement was 100% effective. Accordingly, the change in fair value on the interest rate swap has been classified in accumulated other comprehensive income (loss). As of September 30, 2020, the fair value of our interest rate swap agreement, which was a loss of approximately $2.0 million, was included in accrued and other liabilities on the consolidated balance sheets. The interest rate swap was effective on March 31, 2020 and matures on March 29, 2024. The interest rate swap fixed the variable rate debt on the notional amount of related debt of $100.0 million to a rate of 0.73250% plus the applicable spread.

During August 2020, the Company entered into a separate interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for $50.0 million of the outstanding balance on the Credit Facility as discussed in Note 15, “Long-Term Debt.” During the nine months ended September 30, 2020, the interest rate swap agreement was 100% effective. Accordingly, the change in fair value on the interest rate swap has been classified in accumulated other comprehensive income (loss). As of September 30, 2020, the fair value of our interest rate swap agreement, which was a loss of approximately $115,000, was included in accrued and other liabilities on the consolidated balance sheets. The interest rate swap was effective on August 31, 2020 and matures on March 29, 2024. The interest rate swap fixed the variable rate debt on the notional amount of related debt of $50.0 million to a rate of 0.22000% plus the applicable spread.

NOTE 17. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following:

	As of
	September 30, 2020	December 31, 2019
Accrued Property Taxes	$1,671,365	$44,232
Reserve for Tenant Improvements	1,644,246	617,968
Accrued Construction Costs	83,077	93,270
Accrued Interest	1,194,059	1,312,801
Environmental Reserve and Restoration Cost Accrual	106,069	205,774
Interest Rate Swaps	2,294,193	—
Operating Leases - Liability	274,480	364,888
Other	2,430,009	3,048,259
Total Accrued and Other Liabilities	$9,697,498	$5,687,192

Reserve for Tenant Improvements. In connection with the acquisition of Ashford Lane (fka Perimeter Place) in Atlanta, Georgia on February 21, 2020, the Company received approximately $460,000 of credits from the seller of the property for tenant improvement allowances and leasing commissions for multiple tenants. Such credits have been included in accrued and other liabilities. During the nine months ended September 30, 2020, payments totaling approximately $138,000 were made, leaving a remaining commitment of approximately $322,000.

In connection with the acquisition of the Crossroads Towne Center property in Chandler, Arizona on January 24, 2020, the Company received approximately $1.3 million of credits from the seller of the property for tenant improvement allowances and leasing commissions for two tenants. Such credits have been included in accrued and other liabilities. During the nine months ended September 30, 2020, payments totaling approximately $671,000 were made, leaving a remaining commitment of approximately $653,000.

Environmental Reserve. During the year ended December 31, 2014, the Company accrued an environmental reserve of approximately $110,000 in connection with an estimate of additional costs required to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida, on which environmental remediation work had previously been performed. The Company engaged legal counsel who, in turn, engaged environmental engineers to review the site and the prior monitoring test results. During the year ended December 31, 2015, their review was completed, and the Company made an additional accrual of approximately $500,000, representing the low end of the range of possible costs estimated by the engineers to be between approximately $500,000 and $1.0 million to resolve this matter subject to the approval of the state department of environmental protection (the “FDEP”). The FDEP issued a Remedial Action Plan Modification Approval Order (the “FDEP Approval”) in August 2016 which supports the approximate $500,000 accrual made in 2015. The Company is implementing the remediation plan pursuant to the FDEP Approval. During the fourth quarter of 2017, the Company made an additional accrual of approximately $51,000 for the second year of monitoring as the low end of the original range of estimated costs was increased for the amount of monitoring now anticipated. Since the total accrual of approximately $661,000 was made, approximately $582,000 in costs have been incurred through September 30, 2020, leaving a remaining accrual of approximately $79,000.

Restoration Accrual. As part of the resolution of a regulatory matter pertaining to the Company’s prior agricultural activities on certain of the Company’s land located in Daytona Beach, Florida, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible wetlands restoration costs for approximately 148.4 acres within such land, and such estimated costs were included on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. The final proposal for restoration work was received during the second quarter of 2016 which totaled approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was recorded during the second quarter of 2016. During the first quarter of 2019, the Company received a revised estimate for completion of the restoration work for which the adjusted final total cost was approximately $2.4 million. Accordingly, an increase in the accrual of approximately $361,000 was recorded during the first quarter of 2019. The Company has funded approximately $2.4 million of the total $2.4 million of estimated costs through the period ended September 30, 2020, leaving a remaining accrual of approximately $27,000. On August 10, 2020, the Company transferred 13.31 federal mitigation credits to the permit related to the land that gave rise to the environmental restoration matter. The credits were transferred in anticipation of completing the steps necessary to receive the final acceptance from the federal regulatory agency. These credits had an aggregate cost basis of approximately $109,000 and were included in general and administrative expenses in the consolidated statements of operations during the three and nine months ended September 30, 2020. Final acceptance is still pending. This matter is more fully described in Note 21 “Commitments and Contingencies.”

Operating Leases – Liability. The Company implemented FASB ASC Topic 842, Leases, effective January 1, 2019, resulting in a cumulative effect adjustment to increase right-of-use assets and related liabilities for operating leases for which the Company is the lessee.

NOTE 18. DEFERRED REVENUE

Deferred revenue consisted of the following:

	As of
	September 30, 2020	December 31, 2019
Interest Reserve from Commercial Loan and Master Lease Investments	$—	$834,972
Prepaid Rent	2,838,831	2,063,173
Tenant Contributions	638,432	2,888,822
Other Deferred Revenue	207,580	43,753
Total Deferred Revenue	$3,684,843	$5,830,720

Interest Reserve from Commercial Loan and Master Lease Investments. In conjunction with certain of the Company’s commercial loan and master lease investments, the borrower has deposited interest and real estate tax reserves in escrow accounts held by the Company. The corresponding liability is recorded in deferred revenue on the Company’s consolidated balance sheets as the interest reserves are utilized to fund the monthly interest due on the loans. As of September 30, 2020, the escrow balance, related to four of the Company’s commercial loan and master lease investments, had been released in connection with the sale transactions completed during the second quarter of 2020, see Note 4, “Commercial Loan and Master Lease Investments”, for further disclosure.

Tenant Contributions. In connection with the acquisition of the property in Aspen, Colorado, the master tenant contributed $1.5 million of the $28.0 million purchase price at closing on February 21, 2018. Additionally, the master tenant funded, from its leasing reserve escrow, approximately $935,000 of the Company’s acquisition-related costs. The tenant contributions are being recognized ratably over the remaining term of the lease into income property rental revenue. Approximately $314,000 was recognized into income property rental revenue through September 30, 2020, leaving an aggregate balance of approximately $2.1 million, related to the Company’s total acquisition cost of approximately $29.0 million, which was transferred to assets held for sale as of September 30, 2020.

In connection with the construction of the Company’s beachfront restaurant formerly leased to Cocina 214 in Daytona Beach, Florida, pursuant to the lease agreement, the tenant contributed approximately $1.9 million towards the completion of the building and tenant improvements through direct payments to various third-party construction vendors. The tenant contribution is being recognized ratably over the remaining term of the lease into income property rental revenue. As a result of the lease termination agreement, entered into on July 16, 2019 by the Company and Cocina 214, the balance of the tenant contribution liability was reduced by $1.0 million, leaving a balance of approximately $690,000 to be recognized into income property rental revenue ratably over the remaining term of the original Cocina 214 lease. Approximately $251,000 was recognized into income property rental revenue through September 30, 2020, leaving a balance of approximately $638,000 to be recognized over the remaining term of the lease.

NOTE 19. STOCK-BASED COMPENSATION

SUMMARY OF STOCK-BASED COMPENSATION

A summary of share activity for all equity classified stock compensation during the nine months ended September 30, 2020, is presented below:

Type of Award	Shares Outstanding at 1/1/2020	Granted Shares	Vested / Exercised Shares	Expired Shares	Forfeited Shares	Shares Outstanding at 9/30/2020
Equity Classified - Performance Share Awards - Peer Group Market Condition Vesting	49,275	19,641	(12,635)	—	(7,230)	49,051
Equity Classified - Market Condition Restricted Shares - Stock Price Vesting	22,000	—	—	—	—	22,000
Equity Classified - Three Year Vest Restricted Shares	37,595	19,451	(18,054)	—	(4,513)	34,479
Equity Classified - Non-Qualified Stock Option Awards	80,000	—	—	—	—	80,000
Total Shares	188,870	39,092	(30,689)	—	(11,743)	185,530

Amounts recognized in the financial statements for stock options, stock appreciation rights, and restricted stock are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Total Cost of Share-Based Plans Charged Against Income Before Tax Effect	$616,355	$613,292	$2,135,278	$2,059,167

Income Tax Expense Recognized in Income	$(150,052)	$(155,439)	$(519,833)	$(521,896)

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

A summary of activity during the nine months ended September 30, 2020, is presented below:

		Wtd. Avg.
Performance Shares with Market Conditions	Shares	Fair Value
Outstanding at January 1, 2020	49,275	$65.59
Granted	19,641	54.69
Vested	(12,635)	54.66
Expired	—	—
Forfeited	(7,230)	63.81
Outstanding at September 30, 2020	49,051	$64.05

As of September 30, 2020, there was approximately $1.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to Performance Share awards, which will be recognized over a remaining weighted average period of 1.9 years.

Market Condition Restricted Shares – Stock Price Vesting

On May 20, 2015 and February 26, 2016, a combined grant of 26,000 shares, net of 68,000 shares permanently surrendered during 2016, of restricted Company common stock was awarded to Mr. Albright under the Original 2010 Plan under a new five-year employment agreement. The 26,000 shares of restricted Company common stock outstanding from these grants were to vest in four increments based upon the price per share of Company common stock during the term of his employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing thirty-day average closing prices ranging from $60 and $65 per share for the first two increments of 2,000 shares each, $70 per share for the third increment of 18,000 shares, and $75 per share for the fourth increment of 4,000 shares. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to January 28, 2021, that increment of the restricted shares will be forfeited. As of September 30, 2020, the first two increments of this award had vested, leaving 22,000 shares outstanding.

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

A summary of the activity for these awards during the nine months ended September 30, 2020, is presented below:

Wtd. Avg.
Market Condition Non-Vested Restricted Shares	Shares	Fair Value
Outstanding at January 1, 2020	22,000	$41.71
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at September 30, 2020	22,000	$41.71

As of September 30, 2020, there is no unrecognized compensation cost related to market condition restricted stock.

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

A summary of activity during the nine months ended September 30, 2020, is presented below:

		Wtd. Avg.
		Fair Value
Three Year Vest Non-Vested Restricted Shares	Shares	Per Share
Outstanding at January 1, 2020	37,595	$60.21
Granted	19,451	59.70
Vested	(18,054)	59.69
Expired	—	—
Forfeited	(4,513)	60.14
Outstanding at September 30, 2020	34,479	$60.20

As of September 30, 2020, there was approximately $1.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three-year vest non-vested restricted shares, which will be recognized over a remaining weighted average period of 1.8 years.

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

A summary of the activity for the awards during the nine months ended September 30, 2020, is presented below:

Non-Qualified Stock Option Awards	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	80,000	$55.63
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at September 30, 2020	80,000	$55.63	4.51	$—
Exercisable at January 1, 2020	80,000	$55.63	6.50	$25,000
Exercisable at September 30, 2020	80,000	$55.63	4.51	$—

No options were granted, and no options were exercised during the nine months ended September 30, 2020. As of September 30, 2020, there is no unrecognized compensation cost related to non-qualified, non-vested stock option awards.

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

During the nine months ended September 30, 2020 and 2019, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled approximately $424,000, or 8,143 shares, and $443,000, or 7,653 shares, respectively. The 2020 amount includes the approximately $120,000 Annual Award received during the first quarter of 2020, while the 2019 amount includes the approximately $174,000 Annual Award received during the first quarter of 2019.

NOTE 20. INCOME TAXES

If the Company were a C corporation for its taxable year ending December 31, 2020, the Company’s effective income tax rate for the nine months ended September 30, 2020 would be 25.9% and the Company’s results of operations are presented assuming such an effective tax rate. The effective income tax rate assumes a blended rate for estimated state and local taxes on its income and property. The Company’s effective income tax rate for the nine months ended September 30, 2019 was 25.2%. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. There were no discrete events during the nine months ended September 30, 2020 or 2019.

For its taxable year ending December 31, 2020, the Company intends to file its U.S. federal income tax returns as a REIT. The Company has filed a consolidated income tax return in the United States Federal jurisdiction and the states of Alabama, Arizona, California, Colorado, Florida, Georgia, Maryland, Massachusetts, Nevada, New Mexico, New York, North Carolina, Oregon, Texas, Virginia, Washington, and Wisconsin for 2019. The Internal Revenue Service (“IRS”) has audited the federal tax returns through the year 2012, with all proposed adjustments settled. The Florida Department of Revenue has audited the Florida tax returns through the year 2014, with all proposed adjustments settled. The Company recognizes all potential accrued interest and penalties to unrecognized tax benefits in income tax expense.

NOTE 21. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

On November 21, 2011, the Company, Indigo Mallard Creek LLC and Indigo Development LLC, as owners of the property leased to Harris Teeter, Inc. (“Harris Teeter”) in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving this property. The proposed road modifications would impact access to the property. The Company does not believe the road modifications provided a basis for Harris Teeter to terminate the lease. Regardless, in January 2013, the North Carolina Department of Transportation (“NCDOT”) proposed to redesign the road modifications to keep the all access intersection open for ingress with no change to the planned limitation on egress to the right-in/right-out only. Additionally, NCDOT and the City of Charlotte proposed to build and maintain a new access road/point into the property. Construction has begun and is not expected to be completed until 2020. Harris Teeter has expressed satisfaction with the redesigned project and indicated that it will not attempt to terminate its lease if this project is built as currently redesigned. Because the redesigned project will not be completed until the latter part of 2020, the condemnation case has been placed in administrative closure. As a result, the trial and mediation will not likely be scheduled until requested by the parties, most likely in 2021.

Contractual Commitments – Expenditures

In connection with the acquisition of Ashford Lane (fka Perimeter Place) in Atlanta, Georgia on February 21, 2020, the Company received approximately $460,000 of credits from the seller of the property for tenant improvement allowances and leasing commissions for multiple tenants. Such credits have been included in accrued and other liabilities. During the nine months ended September 30, 2020, payments totaling approximately $138,000 were made, leaving a remaining commitment of approximately $322,000.

In connection with the acquisition of the Crossroads Towne Center property in Chandler, Arizona on January 24, 2020, the Company received approximately $1.3 million of credits from the seller of the property for tenant improvement allowances and leasing commissions for two tenants. Such credits have been included in accrued and other liabilities. During the nine months ended September 30, 2020, payments totaling approximately $671,000 were made, leaving a remaining commitment of approximately $653,000.

In connection with the acquisition of The Strand property located in Jacksonville, FL on December 9, 2019, the Company received a credit of approximately $450,000 for a tenant improvement allowance for one of the tenants of The Strand. Accordingly, this amount is included in accrued and other liabilities in the accompanying consolidated balance sheets as of December 31, 2019. During the nine months ended September 30, 2020, the improvements were completed by the tenant and the Company funded the $450,000.

Other Matters

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 was accrued as of December 31, 2015, for which payment was made during the quarter ended September 30, 2016. Also, during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to approximately 148.4 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs, and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of June 30, 2016, the final proposal from the Company’s third-party environmental engineer was received reflecting a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the second quarter of 2016. During the first quarter of 2019, the Company received a revised estimate for completion of the restoration work for which the adjusted final total cost was approximately $2.4 million. Accordingly, an increase in the accrual of approximately $361,000 was recorded during the first quarter of 2019. The Company has funded approximately $2.4 million of the total $2.4 million of estimated costs through September 30, 2020, leaving a remaining accrual of approximately $27,000. On August 10, 2020, the Company transferred 13.31 federal mitigation credits to the permit related to the land that gave rise to the environmental restoration matter. The credits were transferred in anticipation of completing the steps necessary to receive the final acceptance from the federal regulatory agency. These credits had an aggregate cost basis of approximately $109,000 and were included in general and administrative expenses in the consolidated statements of operations during the three and nine months ended September 30, 2020. Final acceptance is still pending. The Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately $27,000 could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimates.

During the first quarter of 2017, the Company completed the sale of approximately 1,581 acres of land to Minto Communities LLC which acreage represents a portion of the Company’s remaining $430,000 obligation. Accordingly, the Company deposited $423,000 of cash in escrow to secure performance on the obligation. The funds in escrow can be drawn upon completion of certain milestones including completion of restoration and annual required monitoring. The first such milestone was achieved during the fourth quarter of 2017 and $189,500 of the escrow was refunded. The second milestone related to the completion of the first-year maintenance and monitoring was achieved during the first quarter of 2019 and $77,833 of the escrow was refunded, leaving an escrow balance of approximately $156,000 as of December 31, 2019. The third milestone related to the completion of the second-year maintenance and monitoring was achieved during the first quarter of 2020 and $77,833 of the escrow was refunded, leaving an escrow balance of approximately $79,000 as of September 30, 2020. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. Resolution of this matter allowed the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. As of June 30, 2017, the Company determined that approximately 36 mitigation credits were required to be utilized, which represents approximately $298,000 in cost basis of the Company’s mitigation credits. Accordingly, the Company transferred the mitigation credits through a charge to direct cost of revenues of real estate operations during the three months ended June 30, 2017, thereby resolving the required mitigation activities related to the approximately 54.66 acres.

NOTE 22. BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, management services, commercial loan and master lease investments, and real estate operations. The management services segment consists of the revenue generated from managing PINE and the Land JV. The management services segment had no assets as of September 30, 2020 and December 31, 2019, and therefore there are no related capital expenditures or depreciation and amortization for the periods presented. The real estate operations segment previously included land sales from the Daytona Beach land portfolio as well as revenue and expenses related to the sale of mitigation credits and subsurface operations. Upon the completion of the Land JV transaction in the fourth quarter of 2019, the real estate operations related to land sales have been classified as discontinued operations in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2019 and the real estate operations segment remaining consists of subsurface operations and mitigation credit sales. The identifiable assets and liabilities related to the discontinued real estate operations have been separately disclosed as discontinued real estate operations for the periods presented.

Our income property operations consist primarily of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 82.8% and 66.0% of our identifiable assets as of September 30, 2020 and December 31, 2019, respectively, and 87.6% and 95.1% of our consolidated revenues for the nine months ended September 30, 2020 and 2019, respectively. Our management fee income consists of the management fees earned for the management of PINE and the Land JV. As of September 30, 2020, our commercial loan and master lease investments portfolio consisted of one commercial loan investment and two commercial properties whose leases are classified as commercial loan and master lease investments. Our continuing real estate operations primarily consist of revenues generated from leasing and royalty income from our interests in subsurface oil, gas and mineral rights, and the sale of mitigation credits.

The Company evaluates performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in different segments for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues:
Income Properties	$12,933,029	$10,260,831	$35,409,172	$31,360,544
Management Services	682,153	—	2,079,805	—
Commercial Loan and Master Lease Investments	413,092	855,559	2,300,331	908,324
Real Estate Operations	543,700	213,589	630,841	709,261
Total Revenues	$14,571,974	$11,329,979	$40,420,149	$32,978,129
Operating Income:
Income Properties	$9,340,154	$8,784,543	$27,134,740	$26,317,048
Management Services	682,153	—	2,079,805	—
Commercial Loan and Master Lease Investments	413,092	855,559	2,300,331	908,324
Real Estate Operations	(1,137,883)	205,105	(2,631,743)	614,481
General and Corporate Expense	(8,103,039)	(6,547,564)	(24,843,608)	(18,589,234)
Gain on Disposition of Assets	289,736	2,187,332	7,365,594	20,869,196
Gain on Extinguishment of Debt	—	—	1,141,481	—
Total Operating Income	$1,484,213	$5,484,975	$12,546,600	$30,119,815
Depreciation and Amortization:
Income Properties	$4,751,289	$4,281,286	$14,314,300	$11,690,110
Corporate and Other	10,768	5,550	21,415	17,600
Total Depreciation and Amortization	$4,762,057	$4,286,836	$14,335,715	$11,707,710
Capital Expenditures:
Income Properties	$48,189,074	$50,099,717	$186,430,666	$91,130,209
Commercial Loan and Master Lease Investments	—	8,167,500	6,754,375	16,007,500
Discontinued Real Estate Operations	—	694,310	—	2,593,803
Corporate and Other	4,040	—	16,357	2,061
Total Capital Expenditures	$48,193,114	$58,961,527	$193,201,398	$109,733,573

Identifiable assets of each segment as of September 30, 2020 and December 31, 2019 are as follows:

	As of
	September 30, 2020	December 31, 2019
Identifiable Assets:
Income Properties	$567,604,674	$464,285,272
Commercial Loan and Master Lease Investments	39,685,650	35,742,218
Real Estate Operations	66,806,074	65,554,619
Discontinued Land Operations	833,167	833,167
Corporate and Other	10,502,396	136,870,927
Total Assets	$685,431,961	$703,286,203

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

The Management Services segment had no capital expenditures and held no assets as of September 30, 2020 or December 31, 2019.

NOTE 23. ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets and liabilities held for sale as of September 30, 2020 and December 31, 2019 are summarized below. The two single-tenant income properties classified as held for sale as of June 30, 2020 were sold during the three months ended September 30, 2020. Two single-tenant income properties and one vacant land parcel were classified as held for sale as of September 30, 2020. See Note 24, “Subsequent Events”, for information related to the single-tenant income property and vacant land parcel sold subsequent to September 30, 2020.

	As of September 30, 2020
	Land JV	Single-Tenant Income Properties	Total Assets (Liabilities) Held for Sale
Plant, Property, and Equipment—Net	$—	$26,296,202	$26,296,202
Restricted Cash	834,044	—	834,044
Intangible Lease Assets—Net	—	2,716,968	2,716,968
Intangible Lease Liabilities—Net	—	(433,263)	(433,263)
Total Assets Held for Sale	$834,044	$28,579,907	$29,413,951

Deferred Revenue	$(831,320)	$—	$(831,320)
Total Liabilities Held for Sale	$(831,320)	$—	$(831,320)

	As of December 31, 2019
	Land JV	Single-Tenant Income Properties	Total Assets (Liabilities) Held for Sale
Restricted Cash	$833,167	$—	$833,167
Total Assets Held for Sale	$833,167	$—	$833,167

Deferred Revenue	$(831,320)	$—	$(831,320)
Total Liabilities Held for Sale	$(831,320)	$—	$(831,320)

There were no discontinued operations for the three and nine months ended September 30, 2020. The following is a summary of discontinued operations for the three and nine months ended September 30, 2019:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Golf Operations Revenue	$967,919	$3,918,471
Golf Operations Direct Cost of Revenues	(1,326,150)	(4,711,113)
Loss from Operations	(358,231)	(792,642)
Loss from Discontinued Operations Before Income Tax	(358,231)	(792,642)
Income Tax Benefit	90,794	200,896
Loss from Discontinued Operations (Net of Income Tax)	$(267,437)	$(591,746)

Land Operations Revenue	$418,151	$10,968,151
Land Operations Direct Cost of Revenues	(333,664)	(6,353,235)
Income from Discontinued Operations Before Income Tax	84,487	4,614,916
Income Tax Expense	(21,414)	(1,169,650)
Income from Discontinued Operations (Net of Income Tax)	$63,073	$3,445,266

Total Income (Loss) from Discontinued Operations (Net of Income Tax)	$(204,364)	$2,853,520

NOTE 24. SUBSEQUENT EVENTS

The Company reviewed all subsequent events and transactions through November 6, 2020, the date the consolidated financial statements were available to be issued.

COVID-19 Pandemic – October Collections Update

As of November 6, 2020, the Company had received payments from tenants representing approximately 93% of the CBR due during the month of October.

Dispositions

On October 13, 2020, the Company completed the sale of the property located in Arlington, Texas, formerly leased to Macaroni Grill, for a sales price of $2.5 million. The gain on the sale was approximately $68,000, or $0.01 per share, after tax, of which proceeds are expected to be a part of a 1031 like-kind exchange transaction.

On October 13, 2020, the Company completed the sale of a vacant land parcel located adjacent to the property in Dallas, Texas, leased to 7-Eleven which was sold in June 2020. The sales price on the vacant land parcel was $475,000 and the gain on the sale was approximately $76,000, or $0.01 per share, after tax. In conjunction with the sale, the Company originated a loan with the buyer at a principal loan amount of $400,000 which bears interest at a fixed rate of 7.50% and an initial term of 2.5 years.

Commercial Loan Payoff

On November 3, 2020, the Company’s $2.07 million loan with the buyer of the Company’s former golf operations was repaid by the borrower generating proceeds of approximately $2.0 million.

Billboard Sale

On November 2, 2020, the Company sold eight of its nine remaining billboard sights for a sales price of approximately $1.5 million, an estimated gain of approximately $1.5 million, or $0.24 per share, after tax. The Company expects to use the proceeds as part of a 1031 like-kind exchange.

Mitigation Bank JV – Put Right

In October 2020, BlackRock exercised its Put Right and put 8.536 mitigation credits to the Company, which the Company purchased for approximately $640,000, or $75,000 per credit. The Company evaluated the impact of the exercised Put Right on the fair value of the Company’s investment in the Mitigation Bank JV noting no impairment. The Company evaluates its estimates of fair value on an ongoing basis; however, actual results may differ from those estimates.

Intercompany Transactions

On October 1, 2020, the wholly owned, consolidated subsidiary that holds the interest in the Land JV entered into an inter-company note with CTO Realty Growth, Inc. for a principal amount of $7.0 million, the proceeds of which will be used for the payment of estimated income taxes and other operating expenses. The fixed interest at 5.0% will be eliminated upon consolidation.

Special Distribution upon REIT Conversion

As discussed above under Note 1, “Description of Business and Principles of Interim Statements”, the  Board has unanimously approved a plan for the Company to elect to be subject to tax as a REIT for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2020. A REIT is required to distribute any earnings and profits accumulated during years when the company, or its predecessor, was taxed as a C corporation by the end of its first REIT year (or the following January, if the distribution was declared and has a record date in October, November, or December of the first REIT year). For us to elect REIT status for our 2020 taxable year, we must declare one or more distributions to our shareholders, on or before December 31, 2020, of our previously undistributed earnings and profits attributable to the taxable periods ended on or prior to December 31, 2019, which we refer to as our “Pre-REIT Conversion Earnings and Profits.”

Therefore, for purposes of qualifying as a REIT, we plan to make a one-time special distribution to our shareholders, which we refer to as the “Special Distribution,” to ensure that we have distributed all of our Pre-REIT Conversion Earnings and Profits. We expect to pay the Special Distribution in a combination of cash and our common stock, with each shareholder being permitted to elect to receive the shareholder’s entire entitlement under the Special Distribution in either cash or common stock, subject to a limit on the total amount of cash that will be payable in the Special Distribution.

We currently expect that the aggregate amount of the Special Distribution will be between approximately $52.0 million and $56.0 million, which we expect to pay in a combination of 90% NEWCO common stock and 10% cash. A holder of our common stock will be required to report dividend income as a result of the Special Distribution even if such shareholder receives no cash or only nominal amounts of cash in the distribution.

We expect that that the Special Distribution will be declared in the fourth quarter of 2020 and paid in December 2020. The details and consequences of the Special Distribution will be described in the election form and accompanying materials that will be mailed to shareholders in connection with the Special Distribution.

There were no other reportable subsequent events or transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Also, when the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Management believes the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions. However, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update or revise such forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.  The risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements, include, but are not limited to, the following:

●	we are subject to risks related to the ownership of commercial real estate that could affect the performance and value of our properties;
●	our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could materially and adversely affect us;
●	competition that traditional retail tenants face from e-commerce retail sales, or the integration of brick and mortar stores with e-commerce retail operators, could adversely affect our business;
●	we operate in a highly competitive market for the acquisition of income properties and more established entities or other investors may be able to compete more effectively for acquisition opportunities than we can;
●	the loss of revenues from our income property portfolio or certain tenants would adversely impact our results of operations and cash flows;
●	our revenues include receipt of management fees and potentially incentive fees derived from our provision of management services to PINE and the loss or failure, or decline in the business or assets, of PINE could substantially reduce our revenues;
●	there are various potential conflicts of interest in our relationship with PINE, including our executive officers and/or directors who are also officers and/or directors of PINE, which could result in decisions that are not in the best interest of our stockholders;
●	a prolonged downturn in economic conditions could adversely impact our business, particularly with regard to our ability to maintain revenues from our income-producing assets and our ability to monetize parcels of land the Land JV;
●	a part of our investment strategy is focused on investing in commercial loan and master lease investments which may involve credit risk;
●	we may suffer losses when a borrower defaults on a loan and the value of the underlying collateral is less than the amount due;
●	the Company’s real estate investments are generally illiquid;
●	if we are not successful in utilizing the like-kind exchange structure in deploying the proceeds from dispositions of income properties, or our like-kind exchange transactions are disqualified, we could incur significant taxes and our results of operations and cash flows could be adversely impacted;
●	the Company may be unable to obtain debt or equity capital on favorable terms, if at all, or additional borrowings may impact our liquidity or ability to monetize any assets securing such borrowings;
●	servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to service or pay our debt;
●	our operations and properties could be adversely affected in the event of natural disasters, pandemics, or other significant disruptions;
●	we may encounter environmental problems which require remediation or the incurrence of significant costs to resolve, which could adversely impact our financial condition, results of operations, and cash flows; and
●	an epidemic or pandemic (such as the outbreak and worldwide spread of COVID-19), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, may precipitate or materially exacerbate one or more of the above-mentioned and/or other risks and may significantly disrupt or prevent us from operating our business in the ordinary course for an extended period.

The Company describes the risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of our Quarterly Report on Form 10-Q), and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Part I, Item 2 of this Quarterly Report on Form 10-Q).

General Overview of the CTO REIT Conversion and the Merger

As previously announced on September 3, 2020, the Company’s board of directors (the “Board”) unanimously approved a plan for the Company to elect to be subject to tax as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2020. However, this Quarterly Report on Form 10-Q as of and for the three and nine months ended September 30, 2020 presents the Company’s results of operations for such periods as an entity organized and taxed as a C Corporation.

As of September 30, 2020, we have completed certain internal reorganization transactions necessary for us to begin operating in compliance with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), for our taxable year ending December 31, 2020. In connection with the REIT conversion, we also intend to undertake a merger pursuant to which the surviving entity will be a corporation organized in the state of Maryland (“NEWCO”) whose charter will include certain standard REIT ownership limitations and transfer restrictions applicable to its capital stock. On September 3, 2020, the Company and NEWCO entered into an agreement and plan of merger, pursuant to which the Company will merge with and into NEWCO, with NEWCO continuing as the surviving corporation (the “Merger”). As a result of the Merger, NEWCO will replace the Company as the publicly held corporation through which our operations are conducted and will (through its subsidiaries) conduct all of the operations conducted by the Company immediately prior to the Merger. Promptly following the Merger, NEWCO will be renamed “CTO Realty Growth, Inc.” Although the Merger is not required, it will allow CTO to reincorporate in Maryland and facilitate its ongoing compliance with the REIT requirements by ensuring that certain standard REIT ownership limitations and transfer restrictions apply to CTO’s capital stock.

The Merger is subject to shareholder approval, which shall be solicited in conjunction with the previously announced special meeting of shareholders to be held on November 9, 2020.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus as a pandemic (the “COVID-19 Pandemic”), which has spread throughout the United States. The spread of the COVID-19 Pandemic has continued to cause significant volatility in the U.S. and international markets, and in many industries, business activity has experienced periods of almost complete shutdown. There continues to be uncertainty around the duration and severity of business disruptions related to the COVID-19 Pandemic, as well as its impact on the U.S. economy and international economies.

The actions taken by federal, state and local governments to mitigate the spread of COVID-19, initially by ordering closures of non-essential businesses and ordering residents to generally stay at home, and subsequent phased re-openings, have resulted in some of our tenants temporarily closing their businesses, and for some, impacting their ability to pay rent.

The Company collected 91% of the Contractual Base Rent due for the three months ended September 30, 2020. Contractual Base Rent (“CBR”) represents the amount owed to the Company under the terms of its lease agreements in each respective month. The Company has previously agreed to defer or abate certain CBRs in exchange for additional lease term or other lease enhancing additions. In general, repayment of the deferred CBR, whereby an agreement has been reached by the Company and the tenant, will generally occur from the time of deferment, with ratable payments continuing, in some cases, through the end of 2021. The Company has not yet reached an agreement with certain tenants responsible for approximately 6% of CBR due during the three months ended September 30, 2020. The Company continues to negotiate with the tenants responsible for the outstanding CBR. In connection with the leases in which rent was abated, other lease modifications, including extended lease terms and imposition of percentage rent, were agreed to by the Company and the tenants. Depending upon the duration of tenant closures and the overall economic downturn resulting from the COVID-19 Pandemic, we may find deferred rents difficult to collect. See Note 24, “Subsequent Events” for the Company’s disclosure related to October 2020 rent collections.

We have seen a positive uptick in our rent collections levels since the initial disruption experienced during the onset of the COVID-19 Pandemic. While this is a positive trend, in part driven by government mandated restrictions gradually being lifted, our rent collections could be below our tenants’ CBR and historical levels, which would adversely impact our results of operations and cash flows. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted. Depending upon the duration of tenant closures, operating restrictions, and the overall economic downturn resulting from future disruption related to the COVID-19 Pandemic, we may find that deferred rents are difficult to collect, and we may experience higher vacancies.

An assessment of the current or identifiable potential financial and operational impacts on the Company as a result of the COVID-19 Pandemic are as follows:

●	The total borrowing capacity on the Company’s revolving credit facility (the “Credit Facility”) is based on the assets currently in the borrowing base, as defined by the Company’s Credit Facility agreement. Pursuant to the terms of the Credit Facility, any property in the borrowing base with a tenant that is more than 60 days past due on its contractual rent obligations would be automatically removed from the borrowing base and the Company’s borrowing capacity would be reduced. For the tenants requesting rent relief with which the Company has reached an agreement, such deferral and/or abatement agreements for current rent, under the terms of the credit facility, would not be past due if it adheres to such modification, and thus those properties would not be required to be removed from the borrowing base. The Company’s available borrowing capacity has not been limited as a result of the referenced terms of the revolving credit facility.
●	As a result of the outbreak of the COVID-19 Pandemic, the federal government and the state of Florida issued orders encouraging everyone to remain in their residence and not go into work. In response to these orders and in the best interest of our employees and directors, we have implemented significant preventative measures to ensure the health and safety of our employees and Board, including: (i) conducting all meetings of the Board and Committees of the Board telephonically or via a visual conferencing service, (ii) permitting the Company’s employees to work from home at their election, (iii) enforcing appropriate social distancing practices in the Company’s office, (iv) encouraging the Company’s employees to wash their hands often and use face masks, (v) providing hand sanitizer and other disinfectant products throughout the Company’s office, (vi) requiring employees who do not feel well in any capacity to stay at home, and (vii) requiring all third-party delivery services (e.g. mail, food delivery, etc.) to complete their service outside the front door of the Company’s office. The Company also offered COVID-19 testing to its employees to ensure a safe working environment. These preventative measures have not had any material adverse impact on the Company’s financial reporting systems, internal controls over financial reporting or disclosure controls and procedures. At this time, we have not laid off, furloughed, or terminated any employee in response to the COVID-19 Pandemic. The Compensation Committee of the Board may reevaluate the performance goals and other aspects of the compensation arrangements of the Company’s executive officers later in 2020 as more information about the effects of the COVID-19 Pandemic become known.

OVERVIEW

We are a diversified real estate operating company. We own and manage, sometimes utilizing third-party property management companies, 30 commercial real estate properties in 11 states in the United States. As of September 30, 2020, we owned 24 single-tenant and six multi-tenant income-producing properties with approximately 2.5 million square feet of gross leasable space. See Note 24, “Subsequent Events”, for information related to the single-tenant income property sold subsequent to September 30, 2020.

In addition to our income property portfolio, as of September 30, 2020, our business included the following:

Management Services:

●	A fee-based management business that is engaged in managing Alpine Income Property Trust, Inc. (“PINE”) and the entity that holds approximately 1,700 acres of undeveloped land in Daytona Beach, Florida (the “Land JV”), see Note 5, “Related Party Management Services Business”.

Commercial Loan and Master Lease Investments:

●	A portfolio of one commercial loan investment and two commercial properties whose leases are classified as commercial loan and master lease investments.

Real Estate Operations:

●	A portfolio of mineral interests associated with approximately 455,000 subsurface acres in 20 counties in the State of Florida and a portfolio of mitigation credits;

●	A retained interest in the Land JV which is seeking to sell approximately 1,700 acres of undeveloped land in Daytona Beach, Florida; and

●	An interest in a joint venture (the “Mitigation Bank JV”) that owns an approximately 2,500 acre parcel of land in the western part of Daytona Beach, Florida which is engaged in the operation of a mitigation bank, which, pursuant to a mitigation plan approved by the applicable state and federal authorities, produces mitigation credits that are marketed and sold to developers of land in the Daytona Beach area for the purpose of enabling the developers to obtain certain regulatory permits.

Our business also includes, as outlined above, the current value of our investment in PINE of approximately $31.7 million, or approximately 23.5% of the PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “Operating Partnership”), which are exchangeable into common stock of PINE on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

Discontinued Operations. The Company reports the historical financial position and results of operations of disposed businesses as discontinued operations when it has no continuing interest in the business. On October 16, 2019, the Company sold a controlling interest in its wholly owned subsidiary that held the approximately 5,300 acres of undeveloped land in Daytona Beach, Florida. On October 17, 2019, the Company sold its interest in the golf operations. For the three and nine months ended September 30, 2019, the Company has reported the historical financial position and the results of operations related to the Land JV and the golf operations as discontinued operations (see Note 23, “Assets and Liabilities Held for Sale and Discontinued Operations”). The cash flows related to discontinued operations have been disclosed. There were no discontinued operations during the three and nine months ended September 30, 2020.

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

We believe investment in each of these income-producing asset classes provides attractive opportunities for stable current cash flows and increased returns in the long run and the potential for capital appreciation. We currently expect a short term decrease in cash from operations as our tenants are impacted by the COVID-19 Pandemic and, while contractually obligated, some have not paid rent during October 2020. See Note 1, “Description of Business and Principles of Interim Statements” for the Company’s disclosure related to the potential cash flow impact as well as the accounting treatment of lease modifications associated with tenant rent relief requests due to the COVID-19 Pandemic. A prolonged imposition of mandated closures or other social-distancing guidelines as a result of the COVID-19 Pandemic may adversely impact more our tenants’ ability to generate sufficient revenues, and could force additional tenants to default on their leases, or result in the bankruptcy or insolvency of tenants, which would diminish the rental revenue we receive under our leases. The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate adverse impact on our business.

2020 Acquisitions. During the nine months ended September 30, 2020, the Company acquired two multi-tenant income properties and two single-tenant income properties for a purchase price of approximately $185.1 million, or an acquisition cost of approximately $185.7 million including capitalized acquisition costs. Of the total acquisition cost, approximately $50.0 million was allocated to land, approximately $94.6 million was allocated to buildings and improvements, approximately $21.9 million was allocated to intangible assets pertaining to the in-place lease value, leasing costs, and above market lease value, and approximately $1.8 million was allocated to intangible liabilities for the below market lease value. The remaining $21.0 million was classified as a commercial loan investment, see below in addition to  Note 4, “Commercial Loan and Master Lease Investments.”  The weighted average amortization period for the intangible assets and liabilities was approximately 4.5 years at acquisition.

The properties acquired during the nine months ended September 30, 2020 are described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Purchase Price	Percentage Leased at Acquisition	Remaining Lease Term at Acquisition Date (in years)
Crossroads Towne Center	Multi-Tenant	Chandler, AZ	01/24/20	254,109	$61,800,000	99%	5.0
Ashford Lane (fka Perimeter Place)	Multi-Tenant	Atlanta, GA	02/21/20	268,572	75,435,000	80%	3.6
Ford Motor Credit	Single-Tenant	Tampa, FL	08/21/20	120,500	26,900,000	100%	5.6
Master Tenant - Hialeah (1)	Single-Tenant	Hialeah, FL	09/25/20	108,029	21,000,000	100%	25.0
		Total / Weighted Average		751,210	$185,135,000		6.5
(1)

The lease with the Master Tenant – Hialeah includes three tenant repurchase options. Pursuant to FASB ASC Topic 842, Leases, the $21.0 million investment has been recorded in the accompanying consolidated balance sheet as of September 30, 2020 as a commercial loan investment. See Note 4, “Commercial Loan and Master Lease Investments.”

2020 Dispositions. During the nine months ended September 30, 2020, the Company disposed of seven single-tenant income properties, including six ground leases, and one multi-tenant income property. See Note 24, “Subsequent Events”, for information related to the single-tenant income property and vacant land parcel sold subsequent to September 30, 2020.

The properties disposed of during the nine months ended September 30, 2020 are described below:

Tenant Description	Tenant Type	Date of Disposition	Sales Price	Gain (Loss) on Sale	EPS, After Tax
CVS, Dallas, TX	Single-Tenant	04/24/20	$15,222,000	$854,336	$0.14
Wawa, Daytona Beach, FL	Single-Tenant	04/29/20	6,002,400	1,768,603	0.29
JPMorgan Chase Bank, Jacksonville, FL	Single-Tenant	06/18/20	6,714,738	959,444	0.15
7-Eleven, Dallas, TX	Multi-Tenant	06/26/20	2,400,000	(45,615)	(0.01)
Bank of America, Monterey, CA	Single-Tenant	06/29/20	9,000,000	3,892,049	0.63
Wawa, Jacksonville, FL	Single-Tenant	07/23/20	7,143,000	245,696	0.04
Carrabbas, Austin, TX	Single-Tenant	08/05/20	2,554,772	(83,834)	(0.01)
PDQ, Jacksonville, FL	Single-Tenant	09/08/20	2,540,000	127,874	0.02
	Total / Weighted Average		$51,576,910	$7,718,553	$1.25

Our portfolio of 24 single-tenant income properties generates approximately $22.9 million of revenues from straight-line base lease payments on an annualized basis and had a weighted average remaining lease term of 13.6 years as of September 30, 2020. Our portfolio of six multi-tenant properties generates approximately $21.2 million of revenue from straight-line base lease payments on an annualized basis and had a weighted average remaining lease term of 5.7 years as of September 30, 2020.

We self-developed two single-tenant net lease restaurant properties on a six-acre beachfront parcel in Daytona Beach, Florida. The development was completed in January of 2018 and rent commenced from both tenants pursuant to their separate leases. On a limited basis, we have acquired and may continue to selectively acquire other real estate, either vacant land or land with existing structures, that we would demolish and develop into additional income properties, possibly in the downtown and beachside areas of Daytona Beach, Florida. Through September 30, 2020, we invested approximately $5.7 million to acquire approximately six acres in downtown Daytona Beach that is located in an opportunity zone. Specifically, our investments in the Daytona Beach area would target opportunistic acquisitions of select catalyst sites, which are typically distressed, with an objective of having short investment horizons. Should we pursue such acquisitions, we may seek to partner with developers to develop these sites rather than self-develop the properties.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. We sold seven single-tenant income properties, including six ground leases, and one multi-tenant income property during the nine months ended September 30, 2020. In part, as a result of entering the exclusivity and right of first offer agreement with PINE (the “Exclusivity and ROFO Agreement”) which generally prevents us from investing in single-tenant net lease income properties, our income property investment strategy will be focused primarily on multi-tenant retail and office properties. We may pursue this strategy, in part, by monetizing certain of our single-tenant properties, and should we do so, we would seek to utilize the 1031 like-kind exchange structure to preserve the tax-deferred gain on the original transaction(s) that pertains to the replacement asset.

Real Estate Operations – Continuing

Revenue from continuing real estate operations consisted of the following for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue Description	($000's)	($000's)	($000's)	($000's)
Mitigation Credit Sales	$—	$—	$4	$—
Subsurface Revenue	544	196	621	637
Fill Dirt and Other Revenue	—	18	6	72
Total Real Estate Operations Revenue	$544	$214	$631	$709

Daytona Beach Development. During 2018, the Company acquired a 5-acre parcel of land with existing structures in downtown Daytona Beach, for a purchase price of approximately $2.0 million. As of September 30, 2020, the Company has also acquired other contiguous parcels totaling approximately 1-acre for approximately $2.1 million. Combined, these parcels represent the substantial portion of an entire city block in downtown Daytona Beach adjacent to International Speedway Boulevard, a major thoroughfare in Daytona Beach. We have engaged a national real estate brokerage firm to assist us in identifying a developer or investor to acquire a portion or all of the property or to contribute into a potential joint venture to redevelop the property. We are pursuing entitlements for the potential redevelopment of these parcels, along with certain other adjacent land parcels, some of which we have under contract for purchase. As of September 30, 2020, we have incurred approximately $1.6 million in raze and entitlement costs related to these parcels which is included in Land and Development Costs on the consolidated balance sheets.

Other Real Estate Assets. The Company owns mitigation credits with a cost basis of approximately $2.2 million as of September 30, 2020. As of December 31, 2019, the Company owned mitigation credits with a cost basis of approximately $2.3 million. The increase in mitigation credit cost basis for the nine months ended September 30, 2020 compared to December 31, 2019 is primarily the result of the 20 mitigation credits acquired from the Mitigation Bank, as defined in Note 7, “Investments in Joint Ventures”, during the three months ended March 31, 2020 totaling $1.5 million, or $75,000 per credit, in addition to the approximately 20 mitigation credits acquired from the Mitigation Bank during the three months ended September 30, 2020 totaling approximately $1.5 million, or $75,000 per credit. The cost basis was reduced by the impact of approximately 16 mitigation credits with a cost basis of approximately $1.2 million and approximately 21 mitigation credits with a cost basis of approximately $1.6 million that were provided at no cost to buyers during the first and third quarter of 2020, respectively. Additionally, the Company purchased two mitigation credits from the Mitigation Bank JV, for approximately $224,000 during the first quarter of 2020. The aggregate cost of sales charge of  approximately $3.0 million was included in direct costs of revenues of real estate operations during the nine months ended September 30, 2020 in the consolidated statements of operations. Mitigation credit sales totaled approximately $4,000 during the nine months ended September 30, 2020. There were no mitigation credit sales during the nine months ended September 30, 2019.

Subsurface Interests. As of September 30, 2020, the Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 455,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage.

During the nine months ended September 30, 2020, the Company sold 345 acres of subsurface interests totaling $412,000, of which revenues are included within real estate operations in the consolidated statements of operations for the three and nine months ended September 30, 2020. There were no subsurface sales during the nine months ended September 30, 2019.

Prior to September 2019, the Company leased certain of the Subsurface Interests to a mineral exploration organization for exploration. The lessee had previously exercised renewal options through the eighth year of the lease which ended on September 22, 2019. The Lessee elected not to renew the oil exploration lease beyond September 22, 2019.

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the three and nine months ended September 30, 2019, lease income of approximately $186,000 and $586,000 was recognized, respectively, with no lease income recognized during the three and nine months ended September 30, 2020.

During the three and nine months ended September 30, 2020 and 2019, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled approximately $12,000 and $10,000 during the three months ended September 30, 2020 and 2019, respectively. Revenues received from oil royalties totaled approximately $22,000 and $39,000, during the nine months ended September 30, 2020 and 2019, respectively.

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

Cash payments for the release of surface entry rights totaled approximately $186,000 during the nine months ended September 30, 2020. There were no releases of surface entry rights during the nine months ended September 30, 2019.

Real Estate Operations – Discontinued Operations

As of September 30, 2020, the Company continues to pursue land sales of the approximately 1,700 acres that formerly comprised its land holdings on behalf of the partners of the Land JV (“JV Partners”) in its role as manager of the Land JV. The Company’s retained interest in the Land JV represents a notional 33.5% stake in the venture, the value of which may be realized in the form of distributions based on the timing and the amount of proceeds achieved when the land is ultimately sold by the Land JV. As of September 30, 2020, the Land JV has completed approximately $68.2 million in land sales since its inception in mid-October 2019 and currently has a pipeline of five purchase and sale agreements for potential land sale transactions representing approximately $16.3 million of potential proceeds to the Land JV. The roughly 134 acres under contract represents approximately 8% of the total remaining land in the Land JV.

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

During the nine months ended September 30, 2019, prior to the inception of the Land JV, a total of approximately 76 acres were sold for approximately $11.1 million.

SUMMARY OF OPERATING RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 2020 COMPARED TO SEPTEMBER 30, 2019

REVENUE

Total revenue for the three months ended September 30, 2020 is presented in the following summary and indicates the changes as compared to three months ended September 30, 2019:

	Revenue for the	Increase (Decrease)
	Quarter Ended	Vs. Same Period	Vs. Same Period
	9/30/2020	in 2019	in 2019
Operating Segment	($000's)	($000's)	(%)
Income Properties	$12,933	$2,672	26%
Management Services	682	682	100%
Commercial Loan and Master Lease Investments	413	(442)	-52%
Real Estate Operations	544	330	155%
Total Revenue	$14,572	$3,242	29%

Total revenue for the three months ended September 30, 2020 increased to approximately $14.6 million, compared to approximately $11.3 million during the same period in 2019. The increase in total revenue reflects the net impact of an increase in revenue from our income property operations of approximately $2.7 million, which is the result of an increase in revenue of approximately $7.2 million from recent acquisitions partially offset by a decrease relating to our recent dispositions of income properties, which totaled approximately $3.1 million. Revenues further benefited from the increase of approximately $682,000 in connection with the management fees we earned from PINE and the Land JV in addition to approximately $330,000 in increased revenues generated from our real estate operations segment, which is primarily relates to the sale of 345 acres of subsurface interests totaling approximately $412,000 during the third quarter of 2020, offset by decreased revenues related to the termination of the subsurface lease, as described in Note 6, “Real Estate Operations”. These increases were offset by a decrease of approximately $442,000 in the revenues we generated from our commercial loan and master lease investments portfolio due to the timing of investing in, and dispositions of, the Company’s commercial loan and master lease investments portfolio, as further described below.

	Revenue for the	Increase (Decrease)
	Quarter Ended	Vs. Same Period	Vs. Same Period
	9/30/2020	in 2019	in 2019
Income Property Operations Revenue	($000's)	($000's)	(%)
Revenue from Recent Acquisitions	$7,203	$7,203	100%
Revenue from Recent Dispositions	—	(3,148)	-100%
Revenue from Remaining Portfolio	5,297	(1,210)	-19%
Accretion of Above Market/Below Market Intangibles	433	(173)	-29%
Total Income Property Operations Revenue	$12,933	$2,672	26%

	Revenue for the	Increase (Decrease)
	Quarter Ended	Vs. Same Period	Vs. Same Period
	9/30/2020	in 2019	in 2019
Real Estate Operations Revenue	($000's)	($000's)	(%)
Subsurface Revenue	$544	$348	178%
Other Revenue	—	(18)	-100%
Total Real Estate Operations Revenue	$544	$330	155%

NET INCOME (LOSS)

Net income (loss) and basic net income (loss) per share for the quarter ended September 30, 2020, compared to the same period in 2019, was as follows:

		Increase (Decrease)
	Quarter Ended	Vs. Same Period
	9/30/2020	in 2019
	($000's)	($000's)
Net Income (Loss) from Continuing Operations ($000's)	$(1,522)	$(3,212)
Net Income (Loss) from Discontinued Operations (Net of Income Tax) ($000's)	$—	$204
Net Income (Loss) ($000's)	$(1,522)	$(3,008)
Basic Net Income (Loss) from Continuing Operations Per Share	$(0.33)	$(0.68)
Basic Net Income (Loss) from Discontinued Operations Per Share	$—	$0.04
Basic Net Income (Loss) Per Share	$(0.33)	$(0.64)

Our above results for the quarter ended September 30, 2020, as compared to the same period in 2019, reflected the following significant operating elements, in addition to the impacts on revenues described above:

●	An increase in the direct cost of real estate operations of approximately $1.6 million associated with the cost basis of approximately 21 mitigation credits provided at no cost to buyers;

●	An increase in general and administrative expense of approximately $1.1 million of which increase is primarily related to legal, audit, and other professional fees incurred in connection with the Company’s REIT conversion totaling approximately $1.0 million;

●	A decrease in gain on disposition of assets totaling approximately $1.9 million attributable to third quarter 2020 gains totaling approximately $290,000 on the disposition of three single-tenant income properties, versus the gains totaling approximately $2.2 million on the disposition of one single-tenant income property during the third quarter of 2019; and

●	A decrease in investment and other income (loss) of approximately $1.1 million primarily due to the decrease in the closing stock price of PINE on September 30, 2020 resulting in the unrealized, non-cash loss on the Company’s investment in PINE of approximately $1.4 million, or $0.23 per share, after tax.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $12.9 million and $9.3 million, respectively, during the three months ended September 30, 2020, compared to total revenue and operating income of approximately $10.3 million and $8.8 million, respectively, for the three months ended September 30, 2019. The direct costs of revenues for our income property operations totaled approximately $3.6 million and $1.5 million for the three months ended September 30, 2020 and 2019, respectively. The increase in revenues of approximately $2.7 million, or 26%, during the three months ended September 30, 2020 reflects our expanded portfolio of income properties including increases of approximately $7.2 million due to recent acquisitions, offset by the decrease of approximately $3.1 million related to properties we sold during 2019. Revenue from our income properties during the three months ended September 30, 2020 and 2019 also includes approximately $433,000 and $606,000, respectively, in revenue from the net accretion of the above-market and below-market lease intangibles, of which a significant portion is attributable to Wells Fargo Raleigh. Our increased operating income from our income property operations reflects increased rent revenues, offset by an increase of approximately $2.1 in our direct costs of revenues which was primarily comprised of approximately $2.3 million in increased operating expenses related to our recent acquisitions, offset by the reduction in operating expenses related to the property dispositions completed in 2019. See our discussion above under the heading  “COVID-19 Pandemic” for a description of how the COVID-19 Pandemic has impacted our income property operations.

MANAGEMENT SERVICES

Revenue from our management services totaled approximately $682,000 during the three months ended September 30, 2020 with no revenue recognized during the three months ended September 30, 2019. During the three months ended September 30, 2020, the Company earned management services revenue from PINE of approximately $631,000 and approximately $51,000 from the Land JV.

COMMERCIAL LOAN AND MASTER LEASE INVESTMENTS

Interest income from our commercial loan and master lease investments totaled approximately $413,000 and $856,000 during the three months ended September 30, 2020 and 2019, respectively. The decrease is due to the timing of investing in the Company’s commercial loan and master lease investment portfolio, as the Company held no commercial loan and master lease investments until the second quarter 2019. The loans originated during, and subsequent to, the second quarter of 2019 through the remainder of 2019, were inclusive of four loans, two of which were sold during the second quarter of 2020. These decreased revenues were partially offset by the Company’s origination of two loans during the first quarter of 2020, which were sold during the second quarter of 2020, in addition to the origination of one loan during the third quarter of 2020.

REAL ESTATE OPERATIONS

During the three months ended September 30, 2020, the operating loss from real estate operations was approximately $1.1 million on revenues totaling approximately $544,000. During the three months ended September 30, 2019, operating income was approximately $205,000 on revenues totaling approximately $214,000. The operating loss during the three months ended September 30, 2020, was due to the decrease in revenue of approximately $330,000, in addition to the approximately 21 mitigation credits with a cost basis of approximately $1.6 million that were provided at no cost to buyers during the third quarter of 2020.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative expenses for the three months ended September 30, 2020 is presented in the following summary and indicates the changes as compared to the three months ended September 30, 2019:

	G&A Expense	(Increase) Decrease
	Quarter Ended	Vs. Same Period	Vs. Same Period
	9/30/2020	in 2019	in 2019
General and Administrative Expenses	($000's)	($000's)	(%)
Recurring General and Administrative Expenses	$1,663	$(15)	-1%
Non-Cash Stock Compensation	616	(3)	0%
REIT Conversion and Other Non-Recurring Items	1,062	(1,062)	-100%
Total General and Administrative Expenses	$3,341	$(1,080)	-48%

General and administrative expenses totaled approximately $3.3 million and $2.3 million for the quarters ended September 30, 2020 and 2019, respectively, of which increase is primarily related to legal, audit, and other professional fees incurred in connection with the Company’s REIT conversion totaling approximately $1.0 million.

GAINS (LOSSES)

2020 Dispositions. During the three months ended September 30, 2020, the Company disposed of three single-tenant income properties, including one ground lease, as described below:

Tenant Description	Tenant Type	Date of Disposition	Sales Price	Gain (Loss) on Sale	EPS, After Tax
Wawa, Jacksonville, FL	Single-Tenant	07/23/20	$7,143,000	$245,696	$0.04
Carrabbas, Austin, TX	Single-Tenant	08/05/20	2,554,772	(83,834)	(0.01)
PDQ, Jacksonville, FL	Single-Tenant	09/08/20	2,540,000	127,874	0.02
		Total / Weighted Average	$12,237,772	$289,736	$0.05

2019 Dispositions. During the three months ended September 30, 2019, the Company sold its 1.56-acre outparcel subject to a ground lease with Wawa located in Winter Park, Florida for approximately $2.8 million (the “Wawa Sale”). The property is an outparcel to the Grove at Winter Park which the Company sold in May 2019. The gain on the Wawa Sale totaled approximately $2.1 million, or approximately $0.33 per share, after tax.

There were no impairment charges on the Company’s undeveloped land holdings, or its income property portfolio during the three months ended September 30, 2020 or 2019.

INVESTMENT AND OTHER INCOME

During the three months ended September 30, 2020, the closing stock price of PINE decreased by $0.71 per share, with a closing price of $15.55 on September 30, 2020 versus $16.26 on June 30, 2020. As a result, the Company recognized an unrealized, non-cash loss on its 2,039,644 shares (including OP Units) of approximately $1.4 million, or $0.23 per share, after tax, which is included in investment and other income (loss).

DISCONTINUED OPERATIONS

During the three months ended September 30, 2020, there was no activity related to discontinued operations. During the three months ended September 30, 2019, discontinued operations activity consisted of land operations and golf operations, which were sold during the fourth quarter of 2019.

INTEREST EXPENSE

Interest expense totaled approximately $2.5 million and $3.3 million for the three months ended September 30, 2020 and 2019, respectively. The decrease of approximately $777,000 is primarily attributable to the lower outstanding balance on the 2025 Convertible Notes and the lower rate on the outstanding balance of the 2025 Notes, compared to the 2020 Notes.

SUMMARY OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO SEPTEMBER 30, 2019

REVENUE

Total revenue for the nine months ended September 30, 2020 is presented in the following summary and indicates the changes as compared to nine months ended September 30, 2019:

	Revenue for the	Increase (Decrease)
	Nine Months Ended	Vs. Same Period	Vs. Same Period
	9/30/2020	in 2019	in 2019
Operating Segment	($000's)	($000's)	(%)
Income Properties	$35,409	$4,048	13%
Management Services	2,080	2,080	100%
Commercial Loan and Master Lease Investments	2,300	1,392	153%
Real Estate Operations	631	(78)	-11%
Total Revenue	$40,420	$7,442	23%

Total revenue for the nine months ended September 30, 2020 totaled approximately $40.4 million, compared to approximately $33.0 million during the same period in 2019. The increase in total revenue reflects the net impact of an increase in revenue from our income property operations of approximately $4.0 million, which is the result of an increase in revenue of approximately $17.6 million from recent acquisitions and a decrease relating to our recent dispositions of income properties, which totaled approximately $11.0 million. In addition, our revenues increased by approximately $2.1 million in connection with the management fees we earned from PINE and the Land JV as well as an increase of approximately $1.4 million from the revenue generated by our commercial loan and master lease investments portfolio due to the timing of investing in, and dispositions of, the Company’s commercial loan and master lease investments portfolio, as further described below.

	Revenue for the	Increase (Decrease)
	Nine Months Ended	Vs. Same Period	Vs. Same Period
	9/30/2020	in 2019	in 2019
Income Property Operations Revenue	($000's)	($000's)	(%)
Revenue from Recent Acquisitions	$17,610	$17,610	100%
Revenue from Recent Dispositions	—	(10,999)	-100%
Revenue from Remaining Portfolio	16,447	(2,104)	-11%
Accretion of Above Market/Below Market Intangibles	1,352	(459)	-25%
Total Income Property Operations Revenue	$35,409	$4,048	13%

	Revenue for the	Increase (Decrease)
	Nine Months Ended	Vs. Same Period	Vs. Same Period
	9/30/2020	in 2019	in 2019
Real Estate Operations Revenue	($000's)	($000's)	(%)
Mitigation Credit Sales	$4	$4	100%
Subsurface Revenue	621	(16)	-3%
Fill Dirt and Other Revenue	6	(66)	-91%
Total Real Estate Operations Revenue	$631	$(78)	-11%

NET INCOME (LOSS)

Net income (loss) and basic net income (loss) per share for the nine months ended September 30, 2020, compared to the same period in 2019, was as follows:

		Increase (Decrease)
	Nine Months Ended	Vs. Same Period
	9/30/2020	in 2019
	($000's)	($000's)
Net Income (Loss) from Continuing Operations ($000's)	$(1,173)	$(16,870)
Net Income (Loss) from Discontinued Operations (Net of Income Tax) ($000's)	$—	$(2,854)
Net Income (Loss) ($000's)	$(1,173)	$(19,724)
Basic Net Income (Loss) from Continuing Operations Per Share	$(0.25)	$(3.36)
Basic Net Income (Loss) from Discontinued Operations Per Share	$—	$(0.56)
Basic Net Income (Loss) Per Share	$(0.25)	$(3.92)

Our above results for the nine months ended September 30, 2020, as compared to the same period in 2019, reflected the following significant operating elements in addition to the impacts on revenues described above:

●	An increase in the direct cost of real estate operations of approximately $3.1 related to the cost basis of approximately 41 mitigation credits provided at no cost to buyers during the first and third quarters of 2020, respectively, inclusive of 20 mitigation credits totaling $1.5 million and approximately 21 credits totaling $1.6 million;

●	An increase in general and administrative expense of approximately $1.7 million consisting of approximately $1.1 million in legal and tax fees related to the Company’s REIT conversion and approximately $317,000 of increased audit, tax, and legal fees, primarily attributable to the significant transactions completed during the three months ended December 31, 2019 including the Land JV and the asset portfolio sale to PINE for which fees were incurred primarily during the first quarter of 2020;

●	An increase in impairment charges of approximately $1.9 million related to the Company’s implementation of CECL resulting in an allowance reserve of approximately $252,000, in addition to the impairment totaling approximately $1.6 million, recognized during the first quarter of 2020, related to marketing the Company’s loan portfolio in advance of their upcoming maturities, prior to the disposition of four commercial loan and master lease investments during the second quarter of 2020;

●	A decrease in investment and other income (loss) of approximately $5.8 million primarily due to the decrease in the closing stock price of PINE resulting in the unrealized, non-cash loss on the Company’s investment in PINE of approximately $7.1 million, or $1.14 per share, after tax;

●	An increase in depreciation and amortization expense of approximately $2.6 which is primarily due to the increase in the Company’s income property portfolio;

●	A decrease in gain on disposition of assets totaling approximately $13.5 million attributable to approximately $7.7 million on the disposition of seven single-tenant and one multi-tenant income property during the nine months ended September 30, 2020, versus that of gains totaling approximately $20.8 million on the disposition of three multi-tenant income properties and one single-tenant income property during the nine months ended September 30, 2019. The decrease in gain on disposition of assets was further impacted by the sale of four of the Company’s commercial loan and master lease investments, resulting in loss of approximately $353,000, or approximately $0.06 per share, after tax; and

●	An increase in gain on extinguishment of debt of approximately $1.1 million, or approximately $0.18 per share, after tax related to the repurchase of approximately $12.5 million aggregate amount of 2025 Notes at a discount totaling approximately $2.6 million.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $35.4 million and $27.1 million, respectively, during the nine months ended September 30, 2020, compared to total revenue and operating income of approximately $31.4 million and $26.3 million, respectively, for the nine months ended September 30, 2019. The direct costs of revenues for our income property operations totaled approximately $8.3 million and $5.0 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in revenues of approximately $4.0 million, or 13%, during the nine months ended September 30, 2020 reflects our expanded portfolio of income properties including increases of approximately $17.6 million due to recent acquisitions, offset by the decrease of approximately $11.0 million related to properties we sold during 2019 and year-to-date in 2020. Revenue from our income properties during the nine months ended September 30, 2020 and 2019 also includes approximately $1.4 and $1.8 million, respectively, in revenue from the net accretion of the above-market and below-market lease intangibles, of which a significant portion is attributable to Wells Fargo Raleigh. Our increased operating income from our income property operations reflects increased rent revenues, offset by an increase of approximately $3.2 million in our direct costs of revenues which was primarily comprised of approximately $3.8 million in increased operating expenses related to our recent acquisitions, offset by the reduction in operating expenses related to the property dispositions completed in 2019.  See our discussion above under the heading  “COVID-19 Pandemic” for a description of how the COVID-19 Pandemic has impacted our income property operations.

MANAGEMENT SERVICES

Revenue from our management services totaled approximately $2.1 million during the nine months ended September 30, 2020 with no revenue recognized during the nine months ended September 30, 2019. During the nine months ended September 30, 2020, the Company earned management services revenue from PINE of approximately $1.9 million and approximately $157,000 from the Land JV.

COMMERCIAL LOAN AND MASTER LEASE INVESTMENTS

Interest income from our commercial loan and master lease investments totaled approximately $2.3 million and approximately and $908,000 during the nine months ended September 30, 2020 and 2019, respectively. The increase is due to the timing of investing in the Company’s commercial loan and master lease investment portfolio, as the Company held no commercial loan and master lease investments until the second quarter 2019. The loans originated during, and subsequent to, the second quarter of 2019 through the remainder of 2019, were inclusive of four loans, two of which were sold during the second quarter of 2020. These decreased revenues were partially offset by the Company’s origination of two loans during the first quarter of 2020, which were sold during the second quarter of 2020, in addition to the origination of one loan during the third quarter of 2020.

REAL ESTATE OPERATIONS

During the nine months ended September 30, 2020, the operating loss from real estate operations was approximately $2.6 million on revenues totaling approximately $631,000. During the nine months ended September 30, 2019, operating income was approximately $614,000 on revenues totaling approximately $709,000. The operating loss during the nine months ended September 30, 2020 was primarily due to the charge of approximately $3.1 related to the cost basis of approximately 41 mitigation credits provided at no cost to buyers during the first and third quarters of 2020, respectively, inclusive of 20 mitigation credits totaling $1.5 million and approximately 21 credits totaling $1.6 million.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative expenses for the nine months ended September 30, 2020 is presented in the following summary and indicates the changes as compared to the nine months ended September 30, 2019:

	G&A Expense	(Increase) Decrease
	Nine Months Ended	Vs. Same Period	Vs. Same Period
	9/30/2020	in 2019	in 2019
General and Administrative Expenses	($000's)	($000's)	(%)
Recurring General and Administrative Expenses	$5,304	$(607)	-13%
Non-Cash Stock Compensation	2,135	(76)	-4%
REIT Conversion and Other Non-Recurring Items	1,164	(1,039)	-831%
Total General and Administrative Expenses	$8,603	$(1,722)	-25%

General and administrative expenses totaled approximately $8.6 million and $6.9 million for the nine months ended September 30, 2020 and 2019, respectively. The approximately $1.7 increase in recurring general and administrative expenses consists of an increase in legal and tax fees related to the Company’s potential REIT conversion of approximately $1.1 million as well as approximately $317,000 of increased audit, tax, and legal fees primarily attributable to the significant transactions completed during the fourth quarter of 2019 including the Land JV and the asset portfolio sale to PINE.

GAINS (LOSSES) AND IMPAIRMENT CHARGES

2025 Note Repurchases. Through September 30, 2020, the Company repurchased approximately $12.5 million aggregate principal amount of the 2025 Notes, representing a cash discount of approximately $2.6 million. All such repurchases were made during the first and second quarter of 2020. The gain on the repurchase of approximately $1.1 million, net of the pro-rata share of the conversion value, is included in Gain on Extinguishment of Debt in the consolidated statements of operations for the nine months ended September 30, 2020.

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

During second quarter of 2020, the Company sold four of its commercial loan and master lease  investments in two separate transactions generating aggregate proceeds of approximately $20.0 million and resulting in a second quarter loss of approximately $353,000, or approximately $0.06 per share, after tax. The total loss on the loan portfolio disposition, including the impairment and CECL reserve charges in the three months ended March 31, 2020, was approximately $2.1 million, or $0.33 per share, after tax.

2020 Dispositions. During the nine months ended September 30, 2020, the Company disposed of seven single-tenant income properties, including six ground leases, and one multi-tenant income property.

Tenant Description	Tenant Type	Date of Disposition	Sales Price	Gain (Loss) on Sale	EPS, After Tax
CVS, Dallas, TX	Single-Tenant	04/24/20	$15,222,000	$854,336	$0.14
Wawa, Daytona Beach, FL	Single-Tenant	04/29/20	6,002,400	1,768,603	0.29
JPMorgan Chase Bank, Jacksonville, FL	Single-Tenant	06/18/20	6,714,738	959,444	0.15
7-Eleven, Dallas, TX	Multi-Tenant	06/26/20	2,400,000	(45,615)	(0.01)
Bank of America, Monterey, CA	Single-Tenant	06/29/20	9,000,000	3,892,049	0.63
Wawa, Jacksonville, FL	Single-Tenant	07/23/20	7,143,000	245,696	0.04
Carrabbas, Austin, TX	Single-Tenant	08/05/20	2,554,772	(83,834)	(0.01)
PDQ, Jacksonville, FL	Single-Tenant	09/08/20	2,540,000	127,874	0.02
	Total / Weighted Average		$51,576,910	$7,718,553	$1.25

2019 Dispositions. During the nine months ended September 30, 2019, three multi-tenant income properties and one single-tenant income property were disposed of, as described below:

Tenant Description	Tenant Type	Date of Disposition	Sales Price	Gain on Sale	EPS, After Tax
Whole Foods, Sarasota, FL	Multi-Tenant	02/21/19	$24,620,000	$6,869,957	$0.96
The Grove, Winter Park, FL	Multi-Tenant	05/23/19	18,250,000	2,803,198	0.42
3600 Peterson, Santa Clara, CA	Multi-Tenant	06/24/19	37,000,000	9,008,709	1.36
Wawa, Winter Park, FL	Single-Tenant	08/07/19	2,777,778	2,123,955	0.33
		Total / Weighted Average	$82,647,778	$20,805,819	$3.07

There were no impairment charges on the Company’s undeveloped land holdings, or its income property portfolio during the nine months ended September 30, 2020 or 2019.

INVESTMENT AND OTHER INCOME

During the nine months ended September 30, 2020, the closing stock price of PINE decreased by $3.48 per share, with a closing price of $15.55 on September 30, 2020. As a result, the Company recognized an unrealized, non-cash loss on its 2,039,644 shares (including OP Units) of approximately $7.1 million, or $1.14 per share, after tax, which is included in investment and other income (loss).

DISCONTINUED OPERATIONS

During the nine months ended September 30, 2020, there was no activity related to discontinued operations. During the nine months ended September 30, 2019, discontinued operations activity consisted of land operations and golf operations, which were sold during the fourth quarter of 2019.

INTEREST EXPENSE

Interest expense totaled approximately $8.4 million and $9.2 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease of approximately $836,000 is primarily attributable to the lower outstanding balance on the 2025 Convertible Notes and the lower rate on the outstanding balance of the 2025 Notes, compared to the 2020 Notes.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled approximately $6.4 million at September 30, 2020. Restricted cash totaled approximately $2.4 million at September 30, 2020 of which $1.9 million is being held in a general tenant improvement reserve account with Wells Fargo in connection with our financing of the property located in Raleigh, NC leased to Wells Fargo (“Wells Fargo Raleigh”); approximately $298,000 is being held in a capital replacement reserve account in connection with our financing of six income properties with Wells Fargo Bank, NA (“Wells Fargo”); $100,000 is being held in an escrow account in connection with the sale of the Company’s ground lease located in Daytona Beach, FL, and approximately $79,000 is being held in an escrow account related to a separate land transaction which closed in February 2017.

Our total cash balance at September 30, 2020, reflected cash flows provided by our operating activities totaling approximately $11.9 million during the nine months ended September 30, 2020, compared to the prior year’s cash flows provided by operating activities totaling approximately $16.7 million in the same period in 2019, a decrease of approximately $4.8 million. The decrease of approximately $4.8 million primarily consists of the approximately $3.1 million of cash utilized in the first and third quarter of 2020 for the aggregate purchase of approximately 41 mitigation credits put by the Mitigation Bank JV and a decrease of approximately $6.8 million of cash that was provided by discontinued operations, primarily land sales, during the first, second, and third quarter of 2019, offset by the aggregate increase in management fee income and interest income from commercial loan and master lease investments of approximately $3.5 million. The net change in operating cash is also impacted by various other differences with regards to the timing of payments within other assets, accounts payable, and accrued and other liabilities.

Our cash flows used in investing activities totaled approximately $125.6 million for the nine months ended September 30, 2020, compared to cash flows used in investing activities of approximately $27.3 million for the nine months ended September 30, 2019, an increase of approximately $98.3 million. The increase of approximately $98.3 million is primarily the result of an increase in cash outflows of approximately $90.1 million for income property acquisitions during the nine months ended September 30, 2020 compared to the same period in 2019, a decrease of cash inflows of approximately $30.7 million related to the additional proceeds received during the nine months ended September 30, 2019 for three multi-tenant and one single-tenant dispositions, primarily the sale of the 3600 Peterson property, as compared to dispositions during the nine months ended September 30, 2020, offset by an increase of cash inflows totaling approximately $21.0 million related to the commercial loan and master lease investments sold during the second quarter of 2020.

Our cash flows used in financing activities totaled approximately $12.4 million for the nine months ended September 30, 2020, compared to cash flows provided by financing activities of approximately $164,000 for the nine months ended September 30, 2019, an increase of approximately $12.5 million. The increase of approximately $12.5 million is primarily related to the net draws on the Company’s Credit Facility totaling approximately $9.0 million during the nine months ended September 30, 2020, as compared to net draws on the Credit Facility of approximately $34.1 million during the nine months ended September 30, 2019, partially offset by the cash outlay of approximately $9.9 million to repurchase approximately $12.5 million principal amount of the 2025 Notes, at a discount. Offsetting the impact of our net borrowings and 2025 Note repurchases were the use of funds of approximately $4.1 million for stock buybacks during the nine months ended September 30, 2020, versus approximately $31.1 million of stock buybacks during the same period in 2019.

LONG-TERM DEBT

As of September 30, 2020, the Company’s outstanding indebtedness, at face value, was as follows:

	Face	Maturity	Interest
	Value Debt	Date	Rate
Credit Facility (1)	$168,845,349	May 2023	30-day LIBOR plus 1.35% - 1.95%
Mortgage Note Payable (originated with Wells Fargo) (2)	30,000,000	October 2034	4.330%
Mortgage Note Payable (originated with Wells Fargo) (3)	23,362,430	April 2021	3.170%
3.875% Convertible Senior Notes due 2025	62,468,000	April 2025	3.875%
Total Long-Term Face Value Debt	$284,675,779
(1)

Effective March 31, 2020, utilized interest rate swap to achieve fixed interest rate of 0.7325% plus the applicable spread on $100.0 million of the outstanding principal balance. Effective August 31, 2020, utilized a separate interest rate swap to achieve fixed interest rate of 0.2200% plus the applicable spread on $50.0 million of the outstanding principal balance.

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

At September 30, 2020, the current commitment level under the Credit Facility was $200.0 million. The available borrowing capacity under the Credit Facility was approximately $31.2 million, based on the level of borrowing base assets. As of September 30, 2020, the Credit Facility had a $168.8 million balance outstanding. See Note 1, “Description of Business and Principles of Interim Statements” for a discussion of the potential impact on borrowing base assets due to the COVID-19 Pandemic.

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

Through September 30, 2020, the Company repurchased approximately $12.5 million aggregate principal amount of 2025 Notes at an approximate $2.6 million discount, resulting in a gain on the extinguishment of debt of approximately $1.1 million. All such repurchases were made during the first and second quarter of 2020. Following the repurchase of the 2025 Notes, $62.5 million aggregate principal amount of the 2025 Notes remains outstanding at September 30, 2020.

The 2025 Notes represent senior unsecured obligations of the Company and pay interest semi-annually in arrears on each April 15th and October 15th, commencing on April 15, 2020, at a rate of 3.875% per annum. The 2025 Notes mature on April 15, 2025 and may not be redeemed by the Company prior to the maturity date. The conversion rate for the 2025 Notes is initially 12.7910 shares of the Company’s common stock per $1,000 of principal of the 2025 Notes (equivalent to an initial conversion price of approximately $78.18 per share of the Company’s common stock). The initial conversion price of the 2025 Notes represents a premium of approximately 20% to the $65.15 closing sale price of the Company’s common stock on the NYSE American on January 29, 2020. If the Company’s Board of Directors increases the quarterly dividend above the $0.13 per share in place at issuance, the conversion rate is adjusted with each such increase in the quarterly dividend amount. After the third quarter 2020 dividend, the conversion rate is equal to 12.9383 shares of common stock for each $1,000 principal amount of 2025 Notes, which represents an adjusted conversion price of approximately $77.29 per share of common stock. The 2025 Notes are convertible into cash, common stock or a combination thereof, subject to various conditions, at the Company’s option. Should certain corporate transactions or events occur prior to the stated maturity date, the Company will increase the conversion rate for a holder that elects to convert its 2025 Notes in connection with such corporate transaction or event.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their 2025 Notes for conversion prior to January 15, 2025 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of 2025 Notes, or specified corporate events including a change in control of the Company. The Company may not redeem the 2025 Notes prior to the stated maturity date and no sinking fund is provided for the 2025 Notes. The 2025 Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the 2025 Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with U.S. GAAP, the 2025 Notes were accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the 2025 Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the 2025 Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. As of September 30, 2020, the unamortized debt discount of our Notes was approximately $6.5 million.

Acquisitions and Investments. As noted previously, the Company acquired two multi-tenant income properties and two single-tenant income properties during the nine months ended September 30, 2020 for an aggregate purchase price of approximately $185.1 million. These acquisitions included the following:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Purchase Price	Percentage Leased at Acquisition	Remaining Lease Term at Acquisition Date (in years)
Crossroads Towne Center	Multi-Tenant	Chandler, AZ	01/24/20	254,109	$61,800,000	99%	5.0
Ashford Lane (fka Perimeter Place)	Multi-Tenant	Atlanta, GA	02/21/20	268,572	75,435,000	80%	3.6
Ford Motor Credit	Single-Tenant	Tampa, FL	08/21/20	120,500	26,900,000	100%	5.6
Master Tenant - Hialeah (1)	Single-Tenant	Hialeah, FL	09/25/20	108,029	21,000,000	100%	25.0
		Total / Weighted Average		751,210	$185,135,000		6.5
(1)

The lease with the Master Tenant – Hialeah includes three tenant repurchase options. Pursuant to FASB ASC Topic 842, Leases, the $21.0 million investment has been recorded in the accompanying consolidated balance sheet as of September 30, 2020 as a commercial loan investment. See Note 4, “Commercial Loan and Master Lease Investments.”

Pursuant to the Company’s updated guidance for 2020, investments in income-producing properties totaled $185.0 million, which totals acquisitions made through September 30, 2020. We expect to fund future acquisitions utilizing cash on hand, cash from operations, proceeds from the dispositions of income properties through 1031 like-kind exchanges, and potentially the sale of all or a portion of our Subsurface Interests, and borrowings on our Credit Facility, if available. We expect dispositions of income properties and subsurface interests will qualify under the like-kind exchange deferred-tax structure, and additional financing sources.

Dispositions. During the nine months ended September 30, 2020, the Company disposed of seven single-tenant income properties, including six ground leases, and one multi-tenant income property, of which proceeds were utilized, in part, to fund the acquisition of two multi-tenant income properties and two single-tenant income properties during the nine months ended September 30, 2020. See Note 24, “Subsequent Events”, for information related to the single-tenant income property and vacant land parcel sold subsequent to September 30, 2020.

The properties disposed of during the nine months ended September 30, 2020 are described below:

Tenant Description	Tenant Type	Date of Disposition	Sales Price	Gain (Loss) on Sale	EPS, After Tax
CVS, Dallas, TX	Single-Tenant	04/24/20	$15,222,000	$854,336	$0.14
Wawa, Daytona Beach, FL	Single-Tenant	04/29/20	6,002,400	1,768,603	0.29
JPMorgan Chase Bank, Jacksonville, FL	Single-Tenant	06/18/20	6,714,738	959,444	0.15
7-Eleven, Dallas, TX	Multi-Tenant	06/26/20	2,400,000	(45,615)	(0.01)
Bank of America, Monterey, CA	Single-Tenant	06/29/20	9,000,000	3,892,049	0.63
Wawa, Jacksonville, FL	Single-Tenant	07/23/20	7,143,000	245,696	0.04
Carrabbas, Austin, TX	Single-Tenant	08/05/20	2,554,772	(83,834)	(0.01)
PDQ, Jacksonville, FL	Single-Tenant	09/08/20	2,540,000	127,874	0.02
	Total / Weighted Average		$51,576,910	$7,718,553	$1.25

Contractual Commitments. In connection with the acquisition of Ashford Lane (fka Perimeter Place) in Atlanta, Georgia on February 21, 2020, the Company received approximately $460,000 of credits from the seller of the property for tenant improvement allowances and leasing commissions for multiple tenants. Such credits have been included in accrued and other liabilities. During the nine months ended September 30, 2020, payments totaling approximately $138,000 were made, leaving a remaining commitment of approximately $322,000.

In connection with the acquisition of the Crossroads Towne Center property in Chandler, Arizona on January 24, 2020, the Company received approximately $1.3 million of credits from the seller of the property for tenant improvement allowances and leasing commissions for two tenants. Such credits have been included in accrued and other liabilities. During the nine months ended September 30, 2020, payments totaling approximately $671,000 were made, leaving a remaining commitment of approximately $653,000.

In connection with the acquisition of The Strand property located in Jacksonville, FL on December 9, 2019, the Company received a credit of approximately $450,000 for a tenant improvement allowance for one of the tenants of The Strand. Accordingly, this amount is included in accrued and other liabilities in the accompanying consolidated balance sheets as of December 31, 2019. During the nine months ended September 30, 2020, the improvements were completed by the tenant and the Company funded the $450,000.

Other Matters. In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 was accrued as of December 31, 2015, for which payment was made during the quarter ended September 30, 2016. Also, during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to approximately 148.4 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs, and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of June 30, 2016, the final proposal from the Company’s third-

party environmental engineer was received reflecting a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the second quarter of 2016. During the first quarter of 2019, the Company received a revised estimate for completion of the restoration work for which the adjusted final total cost was approximately $2.4 million. Accordingly, an increase in the accrual of approximately $361,000 was recorded during the first quarter of 2019. The Company has funded approximately $2.4 million of the total $2.4 million of estimated costs through September 30, 2020, leaving a remaining accrual of approximately $27,000. On August 10, 2020, the Company transferred 13.31 federal mitigation credits to the permit related to the land that gave rise to the environmental restoration matter. The credits were transferred in anticipation of completing the steps necessary to receive the final acceptance from the federal regulatory agency. These credits had an aggregate cost basis of approximately $109,000 and were included in general and administrative expenses in the consolidated statements of operations during the three and nine months ended September 30, 2020. Final acceptance is still pending. The Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately $27,000 could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimates.

During the first quarter of 2017, the Company completed the sale of approximately 1,581 acres of land to Minto Communities LLC which acreage represents a portion of the Company’s remaining $430,000 obligation. Accordingly, the Company deposited $423,000 of cash in escrow to secure performance on the obligation. The funds in escrow can be drawn upon completion of certain milestones including completion of restoration and annual required monitoring. The first such milestone was achieved during the fourth quarter of 2017 and $189,500 of the escrow was refunded. The second milestone related to the completion of the first-year maintenance and monitoring was achieved during the first quarter of 2019 and $77,833 of the escrow was refunded, leaving an escrow balance of approximately $156,000 as of December 31, 2019. The third milestone related to the completion of the second-year maintenance and monitoring was achieved during the first quarter of 2020 and $77,833 of the escrow was refunded, leaving an escrow balance of approximately $79,000 as of September 30, 2020. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. Resolution of this matter allowed the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. As of June 30, 2017, the Company determined that approximately 36 mitigation credits were required to be utilized, which represents approximately $298,000 in cost basis of the Company’s mitigation credits. Accordingly, the Company transferred the mitigation credits through a charge to direct cost of revenues of real estate operations during the three months ended June 30, 2017, thereby resolving the required mitigation activities related to the approximately 54.66 acres.

As of September 30, 2020, we have no other contractual requirements to make capital expenditures.

We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations and approximately $31.2 million of available capacity on the existing $200.0 million Credit Facility, based on our current borrowing base of income properties, as of September 30, 2020.

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

We believe that we currently have a reasonable level of leverage. Our strategy is to utilize leverage, when appropriate and necessary, and proceeds from sales of income properties, the disposition or payoffs on our commercial loan and master lease investments, and certain transactions in our subsurface interests, to acquire income properties. We may also acquire or originate commercial loan and master lease investments, invest in securities of real estate companies, or make other shorter-term investments. Our targeted investment classes may include the following:

●	Multi-tenant office and retail properties in major metropolitan areas and growth markets, typically stabilized;

●	Single-tenant retail and office, double or triple net leased, properties in major metropolitan areas and growth markets that are compliant with our commitments under the Exclusivity and ROFO agreement;

●	Purchase or origination of ground leases, that are compliant with our commitments under the Exclusivity and ROFO agreement;

●	Self-developed properties on Company-owned land including select retail and office;

●	Joint venture development using Company-owned land;

●	Origination or purchase of commercial loan and master lease investments with loan terms of 1-10 years with strong risk-adjusted yields secured by property types to include hotel, office, retail, residential, land and industrial;

●	Select regional area investments using Company market knowledge and expertise to earn strong risk-adjusted yields; and

●	Real estate related investment securities, including commercial mortgage backed securities, preferred or common stock, and corporate bonds.

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

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2019. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. During the nine months ended September 30, 2020, there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our Credit Facility, as this facility carries a variable rate of interest. Our borrowings on our $200.0 million revolving Credit Facility bear a variable rate of interest based on the 30-day LIBOR plus a rate of between 135 basis points and 195 basis points based on our level of borrowing as a percentage of our total asset value. Effective March 31, 2020, the Company utilized an interest rate swap to achieve a fixed interest rate of 0.7325% plus the applicable spread on $100.0 million of the outstanding principal balance. Effective August 31, 2020, the Company entered into a separate interest rate swap to fix the interest rate on an additional $50.0 million of the outstanding Credit Facility balance. As of September 30, 2020, the outstanding balance on our Credit Facility was approximately $168.8 million. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by approximately $1.7 million. The $23.4 million mortgage loan which closed on April 15, 2016, bears a variable rate of interest based on the 30-day LIBOR plus a rate of 190 basis points. The interest rate for this mortgage loan has been fixed through the use of an interest rate swap that fixed the rate at 3.17%. By virtue of fixing the variable rate, our exposure to changes in interest rates is minimal but for the impact on other comprehensive income and loss. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of September 30, 2020, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

On November 21, 2011, the Company, Indigo Mallard Creek LLC and Indigo Development LLC, as owners of the property leased to Harris Teeter, Inc. (“Harris Teeter”) in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving this property. The proposed road modifications would impact access to the property. The Company does not believe the road modifications provided a basis for Harris Teeter to terminate the lease. Regardless, in January 2013, the North Carolina Department of Transportation (“NCDOT”) proposed to redesign the road modifications to keep the all access intersection open for ingress with no change to the planned limitation on egress to the right-in/right-out only. Additionally, NCDOT and the City of Charlotte proposed to build and maintain a new access road/point into the property. Construction has begun and is not expected to be completed until 2020. Harris Teeter has expressed satisfaction with the redesigned project and indicated that it will not attempt to terminate its lease if this project is built as currently redesigned. Because the redesigned project will not be completed until the latter part of 2020, the condemnation case has been placed in administrative closure. As a result, the trial and mediation will not likely be scheduled until requested by the parties, most likely in 2021.

ITEM 1A. RISK FACTORS

As of September 30, 2020, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”). However, in light of the Company’s anticipated 2020 REIT conversion, in addition to the onset of the COVID-19 Pandemic, we have expanded certain of the risk factors disclosed in the Form 10-K and added risk factors to provide additional specificity to the matters covered by such risk factors:

Risks Related to Our Conversion to REIT Status:

Although We Have Chosen to Pursue the REIT Conversion, We May Not Successfully Complete the REIT Conversion effective January 1, 2020, or at All

On September 3, 2020, we announced that our Board unanimously approved a plan for the Company to elect to be subject to tax as a REIT for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2020 (such election, the “REIT Conversion”). On September 3, 2020, CTO NEWCO REIT, Inc., our newly formed wholly owned subsidiary (“NEWCO”), filed with the SEC a registration statement on Form S-4 containing a preliminary proxy statement of the Company and a preliminary prospectus of NEWCO in connection with our planned REIT Conversion. The registration statement on Form S-4 was declared effective on October 19, 2020. There are significant implementation and operational complexities to address to qualify for taxation as a REIT, including completing internal reorganizations and modifying accounting, information technology and real estate systems, receiving shareholder approval and third party consents, and making a special distribution to our shareholders of accumulated earnings and profits (the “Special Distribution”). Further, changes in legislation, federal tax rules and interpretations thereof could adversely impact our ability to complete the REIT Conversion and/or the attractiveness of the REIT Conversion. Similarly, even if we are able to satisfy the existing REIT requirements, the tax laws, regulations and interpretations governing REITs may change at any time in ways that could be disadvantageous to us.

There are Uncertainties Relating to the Amount of the Special Distribution, as well as the Timing of Such Special Distribution and the Composition of Common Stock and Cash We May Distribute.

We have indicated that we expect to issue a special distribution to our shareholders of accumulated earnings and profits, referred to as the Special Distribution. We currently expect to pay the Special Distribution at a time and in a manner that will comply with the requirements under the Code to qualify for taxation as a REIT. As of September 30, 2020, we expect to pay the Special Distribution in the fourth quarter of 2020 and estimate that the aggregate amount of the Special Distribution will be between approximately $52,000,000 and $56,000,000. We expect to pay the Special Distribution in a combination of cash (limited to a maximum amount of 10% of the value of the total distribution) and common stock. The ultimate timing and form of the planned payment of the Special Distribution will be determined by our Board and may be impacted by the pace and timing of certain transactions, possible changes in legislation or tax rules and IRS revenue procedures relating to distributions of earnings and profits and other factors beyond our control. In addition, our actual taxable income and performance for 2020 may be materially different from our current estimates and projections, and may be impacted by the steps we take to prepare for the REIT Conversion. For these reasons and others, the actual Special Distribution may be materially different from our estimated range.

The Current Market Price of Our Common Stock May Not Be Indicative of the Market Price of Our Common Stock Following Our Special Distribution and Our REIT Conversion.

The current share price of our common stock may not be indicative of the share price of our common stock after giving effect to the Special Distribution, and there can be no way to predict how the markets will value the NEWCO common stock following our REIT conversion because CTO Realty Growth, Inc. is currently a C corporation and we anticipate that NEWCO will qualify as a real estate investment trust under the Code effective for the taxable year ending December 31, 2020. The current share price of our common stock does not necessarily take the foregoing into account, and the share price of the NEWCO common stock after the REIT Conversion may consequently be lower than the current share prices of our common stock. One of the factors that may influence the price of NEWCO common stock will be the yield from distributions on NEWCO common stock when compared to yields on other financial instruments. If, for example, an increase in market interest rates results in higher yields on other financial instruments, the market price of NEWCO common stock could be adversely affected. The market price of NEWCO common stock also will be affected by general market conditions (as the price of our common stock currently is) and will be potentially affected by the economic and market perception of securities issued by companies that qualify as REITs under the Code.

Restrictive Loan Covenants Could Prevent Us from Satisfying REIT Distribution Requirements

Our Credit Agreement contains covenants restricting or limiting our ability to, among other things, pay dividends or make other restricted payments. We will need to amend the Credit Agreement, or obtain a waiver under the Credit Agreement, to permit our payment of the Special Distribution and to operate as a REIT. We can provide no assurance that we will be able to amend the Credit Agreement, or obtain a waiver, in a manner that enables us to complete the REIT Conversion. To the extent we seek to replace the Credit Agreement with a new credit facility, we may enter into a new credit facility containing less favorable terms than our current Credit Agreement.

We May Not Be Able to Obtain the Consents of Lenders and Shareholder Approval Needed to Complete the REIT Conversion on the Time Table Contemplated, or at All; We May Be Forced to Make Payments, Provide Indemnifications or Make Other Accommodations in Order to Facilitate Our Obtaining Requisite Consents or Implement Other Strategies that May Be Disadvantageous to Us.

Our ability to complete the REIT Conversion will depend upon our ability to obtain the necessary third party consents, which may include consents from our lenders and shareholder approval of the Merger. There can be no guarantee that we will be able to obtain lender consents, or that, if we do, we will not need to make certain cash payments, provide indemnifications with respect to structural changes and make other accommodations for such lenders in order to obtain these consents. Even if we are able to obtain such consents, doing so will require a significant amount of management time and attention, which may divert their attention from running the day-to-day business and from accomplishing the other aspects of the REIT Conversion and thus may delay our time table.

Further, in the event we are unable to obtain certain consents, we may be forced to implement alternative solutions to permit us to continue with the REIT Conversion, such as treating our subsidiary that is the counterparty to a particular agreement as a taxable REIT subsidiary. Such alternative arrangements may be disadvantageous to us, and there can be no guarantee that such arrangements will not cause further adverse impacts to us in the future.

We May Not Be Able to Obtain the Shareholder Approval Necessary for Us to Convert to REIT Status.

Holders of our common stock will be asked to approve the Merger on November 9, 2020. If we do not obtain the necessary shareholder approval, we may not be able complete the REIT Conversion for the taxable year ending December 31, 2020, or at all.

Risks Related to Our Qualification and Operation as a REIT:

Failure to qualify as a REIT, or failure to remain qualified as a REIT, would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our shareholders.

We believe that our organization and current and proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT commencing with our taxable year ending December 31, 2020. However, we cannot assure you that we will qualify and remain qualified as a REIT. Accordingly, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements.

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our shareholders because:

●	we would not be allowed a deduction for dividends paid to shareholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;
●	we could be subject increased state and local taxes; and
●	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect our business, financial condition, results of operations or ability to make distributions to our shareholders and the trading price of our common stock.

Even if we qualify as a REIT, we may face other tax liabilities that could reduce our cash flows and negatively impact our results of operations and financial condition.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure and state or local income, property and transfer taxes. In addition, any partnership in which we have an interest may be liable at the entity level for tax imposed under those procedures. Further, our taxable REIT subsidiaries (“TRSs”) will be subject to regular corporate U.S. federal, state and local taxes. The TRS rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Any of these taxes would decrease cash available for distributions to shareholders, which, in turn, could materially adversely affect our business, financial condition, results of operations or ability to make distributions to our shareholders and the trading price of our common stock.

If we fail to distribute our Pre-REIT Conversion Earnings and Profits, we could fail to qualify as a REIT.

To qualify as a REIT, we must not have any non-REIT accumulated earnings and profits, as measured for U.S. federal income tax purposes, at the end of any REIT taxable year. We were treated as a C corporation prior to our first REIT year, which will be our taxable year ending December 31, 2020. Thus, we will be required to distribute our Pre-REIT Conversion Earnings and Profits. While we currently believe and intend that the Special Distribution will satisfy the requirements relating to the distribution of our Pre-REIT Conversion Earnings and Profits, the determination of the amount of accumulated earnings and profits attributable to non-REIT years is a complex factual and legal determination. There are substantial uncertainties relating to the computation of our Pre-REIT Earnings and Profits. We may have less than complete information at the time we complete our analysis or may interpret the applicable law differently from the Internal Revenue Service (“IRS”). In addition, the IRS could, in auditing tax years through 2019, successfully assert that our taxable income should be increased, which could increase our Pre-REIT Conversion Earnings and Profits. Thus, we could fail to satisfy the requirement that we distribute all of our Pre-REIT Conversion Earnings and Profits by the close of our first taxable year as a REIT. Although there are procedures available to cure a failure to distribute all of our Pre-REIT Conversion Earnings and Profits, we cannot now determine whether we will be able to take advantage of them or the economic impact to us of doing so. If it is determined that we had undistributed Pre-REIT Conversion Earnings and Profits as of the end of any taxable year in which we elect to qualify as a REIT, and we are unable to cure the failure to distribute such earnings and profits, then we would fail to qualify as a REIT under the Code.

Failure to make required distributions would subject us to U.S. federal corporate income tax.

We intend to operate in a manner so as to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes. In order to qualify and maintain our qualification as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our shareholders. To the extent that we satisfy this distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under the Code.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

To qualify and maintain our qualification as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our stock. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of TRSs and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by the securities of one or more TRSs and no more than 25% of our assets can be represented by debt of “publicly offered REITs” (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act), unless secured by real property or interests in real property. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

Our relative lack of experience in operating under the constraints imposed on us as a REIT may hinder the achievement of our investment objectives.

The Code imposes numerous constraints on the operations of REITs that do not apply to other investment vehicles. Our qualification as a REIT depends upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. Any failure to comply could cause us to fail to satisfy the requirements associated with qualifying for and maintaining REIT status. We have relatively limited experience operating under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objectives. As a result, we cannot assure you that we will be able to operate our business under these constraints. If we fail to qualify as a REIT for any taxable year, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability. In addition, distributions to shareholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests applicable to REITs. In addition, certain income from hedging transactions entered into to hedge existing hedging positions after any portion of the hedged indebtedness or property is extinguished or disposed of will not be included in income for purposes of the 75% and 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.

Our ability to provide certain services to our tenants may be limited by the REIT rules or may have to be provided through a TRS.

As a REIT, we generally cannot provide services to our tenants other than those that are customarily provided by landlords, nor can we derive income from a third party that provides such services. If we forego providing such services to our tenants, we may be at a disadvantage to competitors that are not subject to the same restrictions. However, we can provide such non-customary services to tenant our share in the revenue from such services if we do so through a TRS, though income earned by such TRS will be subject to U.S. federal corporate income tax.

The prohibited transactions tax may limit our ability to dispose of our properties.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transaction tax equal to 100% of net gain upon a disposition of real property. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our properties or may conduct such sales through a TRS, which would be subject to U.S. federal corporate income tax.

We will pay the Special Distribution, and may pay other distributions, as taxable dividends in our common stock and cash, in which case shareholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.

We intend to satisfy the requirement that we have not retained any Pre-REIT Conversion Earnings and Profits at the end of any REIT taxable year with a taxable distribution of our common stock. The IRS has issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by “publicly offered REITs.” Pursuant to Revenue Procedure 2017-45, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Code (i.e., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied. On May 4, 2020, the IRS issued Revenue Procedure 2020-19, which temporarily reduces (through the end of 2020) the minimum amount of the distribution that must be available in cash to 10%.

With respect to any taxable dividend payable in cash and common stock, including the Special Distribution, taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, shareholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If we make a taxable dividend payable in cash and our common stock and a significant number of our shareholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

The ability of the NEWCO Board to revoke our REIT qualification without shareholder approval may cause adverse consequences to our shareholders.

The NEWCO Charter provides that the NEWCO Board may revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines in good faith that it is no longer in our best interest to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our shareholders, which may have adverse consequences on our total return to our shareholders.

There are limits on our ownership of TRSs and our transactions with a TRS may cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRS. A TRS will be subject to applicable U.S. federal, state and local corporate income tax on its taxable income, and its after tax net income will be available for distribution to us but is not required to be distributed to us. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation and, in certain circumstances, other limitations on deductibility may apply. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with such TRSs on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 20% limitation or to avoid application of the 100% excise tax.

If we are not successful in utilizing the like-kind exchange structure in deploying the proceeds from dispositions of income properties, or our like-kind exchange transactions are disqualified, we could incur significant taxes and our results of operations and cash flows could be adversely impacted.

Although, as a REIT, we generally will not be subject to U.S. federal income tax on the taxable income that we distribute to our shareholders, we will nevertheless pay tax at the highest applicable regular U.S. federal corporate income tax rate (currently 21%) if we recognize built-in gain on the sale or disposition of any asset we held on January 1, 2020 (the first day of our first REIT year), during the five-year period after such date (the “Built-in Gains Tax”). Our strategy of investing in income-producing properties includes the utilization, when possible, of proceeds obtained from the disposition of income properties or from prior land transactions which qualify for deferral of the applicable income tax through the like-kind exchange provisions of the Code (“Section 1031”). Conducting Section 1031 exchanges generally will not trigger the Built-in Gains Tax. However, sales transactions that we completed in which we applied the provisions of Section 1031 may be disqualified for such treatment if we are deemed to have conducted activities on the land or in connection with the transaction that are inconsistent with the activities of a long-term investor such as the activities of a developer or a dealer. In addition, if we fail to complete a qualifying acquisition utilizing the aforementioned proceeds or complete the intended qualifying acquisition outside the specified period of time allowed for completing such transaction the application of the Section 1031 provisions would be disqualified. If a transaction we deemed qualifying for like-kind exchange treatment is subsequently disqualified by the IRS, we may be subject to increased income taxes, including the Built-in Gains Tax, which would adversely impact our results of operations and our cash flows.

If the provisions of Section 1031 of the Code regarding the like-kind exchange structure were altered substantially or eliminated, our financial position, results of operations and cash flows could be adversely impacted.

A fundamental element of our strategy is investing in income-producing properties, in some instances utilizing, the proceeds obtained from the disposition of our income properties and previously in our land holdings, which qualify for deferral of the applicable income tax through the Section 1031 like-kind exchange provisions of the Code. As noted above, the use of Section 1031 exchanges will generally allow us to avoid the Built-in Gains Tax that may apply during the five-year period following our REIT conversion. If the provisions of Section 1031 of the Code, including the deferral of taxes on gains related to the sale of real property such as our income properties, were to be altered substantially or eliminated, we may be subject to increased income taxes, including the Built-in Gains Tax, which may have a material adverse effect on our results of operations and our cash flows.

You may be restricted from acquiring or transferring certain amounts of our common stock.

The stock ownership restrictions of the Code for REITs and the 9.8% share ownership limit in the NEWCO Charter may inhibit market activity in our capital stock and restrict our business combination opportunities.

In order to qualify as a REIT for each taxable year beginning in 2021, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding capital stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our shares of capital stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of capital stock during at least 335 days of a taxable year for each taxable year beginning in 2021. To help insure that we meet these tests, the NEWCO Charter restricts the acquisition and ownership of shares of our capital stock.

The NEWCO Charter, with certain exceptions, requires our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by the NEWCO Board, the NEWCO Charter prohibits any person from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our shares of capital stock. The NEWCO Board may not grant an exemption from this restriction to any person if such exemption would result in our failing to qualify as a REIT. This as well as other restrictions on transferability and ownership will not apply, however, if the NEWCO Board determines in good faith that it is no longer in our best interest to continue to qualify as a REIT.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum U.S. federal income tax rate applicable to “qualified dividend income” payable to U.S. shareholders that are taxed at individual rates is 20% (plus the 3.8% surtax on net investment income, if applicable). Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. However, for taxable years beginning before January 1, 2026, ordinary REIT dividends constitute “qualified business income” and thus a 20% deduction is available to individual taxpayers with respect to such dividends, resulting in a 29.6% maximum U.S. federal income tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. shareholders. However, to qualify for this deduction, the shareholder receiving such dividends must hold the dividend-paying REIT stock for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the stock becomes ex-dividend, and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

We may be subject to adverse legislative or regulatory tax changes, in each instance with potentially retroactive effect, that could reduce the market price of our common stock.

At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our shareholders could be adversely affected by any such change in the U.S. federal income tax laws, regulations or administrative interpretations which, in turn, could materially adversely affect our ability to make distributions to our shareholders and the trading price of our common stock.

Risks Related to Our Income Property Operations:

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

  Such geographic concentrations could be heightened by the fact that our investments may be concentrated in certain areas that are affected by COVID-19 more than other areas. Any financial hardship and/or economic downturns in the financial industry, including a downturn similar to the financial crisis in 2007 through 2009, or in the states noted could have an adverse effect on our results of operations and cash flows.

Risks Related to the COVID-19 Pandemic:

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

Certain states and cities, including those in which we own properties, have also reacted by instituting quarantines, restrictions on travel, “shelter at home” rules, and importantly restrictions on the types of business that may continue to operate or requiring others to shut down completely. Additional states and cities may implement similar restrictions. As a result, the COVID-19 Pandemic is negatively impacting most every industry directly or indirectly. A number of our tenants have announced temporary closures of their stores and requested deferral, or in some instances, rent abatement while the pandemic remains. Many experts predict that the COVID-19 Pandemic will trigger, or even has already triggered, a period of global economic slowdown or possibly a global recession. The COVID-19 Pandemic, or a future pandemic, could have material and adverse effects on our ability to successfully operate our business and, as a result, our financial condition, results of operations and cash flows due to, among other factors:

●	a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action;
●	the reduced economic activity could severely impact our tenants' businesses, financial condition and liquidity and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;
●	the reduced economic activity could result in a recession, which could negatively impact consumer discretionary spending;
●	difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations on a timely basis;
●	a general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our portfolio of properties;
●	a deterioration in our or our tenants’ ability to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed for our or our tenants' efficient operations could adversely affect our operations and those of our tenants; and
●	the potential negative impact on the health of the Company’s personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during a disruption.

The extent to which the COVID-19 Pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with any degree of certainty, including the scope, severity, and duration of the COVID-19 Pandemic, and the impact of actions taken by governmental and health organizations to contain the COVID-19 Pandemic or mitigate its impact, and the direct and indirect economic effects of the COVID-19 Pandemic and containment measures, among others. Additional closures by our tenants of their businesses and early terminations by our tenants of their leases could reduce our cash flows, which could impact our ability to continue paying dividends to our shareholders at expected levels or at all. The rapid onset of the COVID-19 Pandemic and the continued uncertainty of its duration and long-term impact precludes any prediction of the magnitude of the adverse impact on the U.S. economy, our tenant’s businesses and ours. Consequently, the COVID-19 Pandemic presents material uncertainty and risk with respect to our business operations, and therefore our financial condition, results of operations, and cash flows. Further, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, including those disclosed in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, should be interpreted as heightened risks as a result of the impact of the COVID-19 Pandemic.

Certain statements contained in this report (other than statements of historical fact) are forward-looking statements. The words “believe,” “estimate,” “expect,” “intend,” “anticipate,” “will,” “could,” “may,” “should,” “plan,” “potential,” “predict,” “forecast,” “project,” and similar expressions, and variations thereof, identify certain of such forward-looking statements, which speak only as of the dates on which they were made. Forward-looking statements are made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

We wish to caution readers that the assumptions, which form the basis for forward-looking statements with respect to, or that may impact earnings for, the year ended December 31, 2020, and thereafter, include many factors that are beyond the Company’s ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the strength of the U.S. economy and real estate markets; the impact of a prolonged recession or downturn in economic conditions; our ability to successfully execute acquisition or development strategies; any loss of key management personnel; changes in local, regional, and national economic conditions affecting the real estate development business and income properties; the impact of environmental and land use regulations, generally; extreme or severe weather conditions; the impact of competitive real estate activity; the loss of any major income property tenants;  and the availability of capital. These risks and uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the nine months ended September 30, 2020, which were not previously reported.

The following share repurchases were made during the nine months ended September 30, 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
1/01/2020 - 1/31/2020	—	$—	—	$8,077
2/01/2020 - 2/29/2020	4,481	56.58	4,481	9,754,525	(1)
3/01/2020 - 3/31/2020	78,817	47.66	78,817	6,093,462
4/01/2020 - 4/30/2020	5,267	35.20	5,267	5,908,056
5/01/2020 - 5/31/2020	—	—	—	5,908,056
6/01/2020 - 6/30/2020	—	—	—	5,908,056
7/01/2020 - 7/31/2020	—	—	—	5,908,056
8/01/2020 - 8/31/2020	—	—	—	5,908,056
9/01/2020 - 9/30/2020	—	—	—	5,908,056
Total	88,565	$46.29	88,565
(1)

In February 2020, the Company’s Board approved a $10.0 million stock repurchase program under which approximately $4.1 million of the Company’s stock had been repurchased as of September 30, 2020. The repurchase program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

(a) Exhibits:

*Exhibit 10.1

Purchase and Sale Agreement, dated February 6, 2020 by and between Consolidated-Tomoka Land Co. and GLL Perimeter Place, L.P. for the purchase of the property known as Perimeter Place located in Atlanta, Georgia (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2020).

Exhibit 10.34

Fourth Amendment to Second Amended and Restated Credit Agreement between CTO Realty Growth, Inc., the Borrower, the Guarantors party thereto, the Lenders party thereto and Bank of Montreal, as Administrative Agent, dated July 1, 2020 (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2020).

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

CTO REALTY GROWTH, INC.
(Registrant)

November 6, 2020	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

November 6, 2020	By:	/s/ Matthew M. Partridge
Matthew M. Partridge, Senior Vice President and Chief Financial Officer and Treasurer (Principal Financial Officer)
November 6, 2020	By:	/s/ Lisa M. Vorakoun
Lisa M. Vorakoun, Vice President and Chief Accounting Officer (Principal Accounting Officer)