Form 10-K
period 2020-12-31
CTO Realty Growth, Inc.
filed 2021-03-05
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-11350

CTO REALTY GROWTH, INC.

(Exact name of registrant as specified in its charter)

Maryland	59-0483700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1140 N. Williamson Blvd., Suite 140 Daytona Beach, Florida	32114
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(386) 274-2202

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, $0.01 par value per share	CTO	NYSE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

At June 30, 2020, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $177,365,073 based upon the last reported sale price on the NYSE American on June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter. The determination of affiliate status is solely for the purpose of this report and shall not be construed as an admission for the purposes of determining affiliate status.

The number of shares of the registrant’s Common Stock outstanding on February 26, 2021 was 5,949,155.

Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of CTO Realty Growth, Inc.’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

When we refer to “we,” “us,” “our,” or “the Company,” we mean CTO Realty Growth, Inc. and its consolidated subsidiaries. References to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of CTO Realty Growth, Inc. included in Item 8 of this Annual Report on Form 10-K. Statements contained in this Annual Report on Form 10-K, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Also, when the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Management believes the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions. However, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update or revise such forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.  The risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements, include, but are not limited to, the following:

●	we are subject to risks related to the ownership of commercial real estate that could affect the performance and value of our properties;
●	our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could materially and adversely affect us;
●	competition that traditional retail tenants face from e-commerce retail sales, or the integration of brick and mortar stores with e-commerce retail operators, could adversely affect our business;
●	we operate in a highly competitive market for the acquisition of income properties and more established entities or other investors may be able to compete more effectively for acquisition opportunities than we can;
●	the loss of revenues from our income property portfolio or certain tenants would adversely impact our results of operations and cash flows;
●	our revenues include receipt of management fees and potentially incentive fees derived from our provision of management services to PINE and the loss or failure, or decline in the business or assets, of PINE could substantially reduce our revenues;
●	there are various potential conflicts of interest in our relationship with PINE, including our executive officers and/or directors who are also officers and/or directors of PINE, which could result in decisions that are not in the best interest of our stockholders;
●	a prolonged downturn in economic conditions could adversely impact our business, particularly with regard to our ability to maintain revenues from our income-producing assets and our ability to monetize parcels of land the Land JV;
●	a part of our investment strategy is focused on investing in commercial loan and master lease investments which may involve credit risk;
●	we may suffer losses when a borrower defaults on a loan and the value of the underlying collateral is less than the amount due;
●	the Company’s real estate investments are generally illiquid;
●	if we are not successful in utilizing the like-kind exchange structure in deploying the proceeds from dispositions of income properties, or our like-kind exchange transactions are disqualified, we could incur significant taxes and our results of operations and cash flows could be adversely impacted;
●	the Company may be unable to obtain debt or equity capital on favorable terms, if at all, or additional borrowings may impact our liquidity or ability to monetize any assets securing such borrowings;
●	servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to service or pay our debt;
●	our operations and properties could be adversely affected in the event of natural disasters, pandemics, or other significant disruptions;
●	we may encounter environmental problems which require remediation or the incurrence of significant costs to resolve, which could adversely impact our financial condition, results of operations, and cash flows;
●	failure to qualify as real estate investment trust (“REIT”) for U.S. federal income tax purposes, or failure to remain qualified as a REIT, would cause us to be taxed a regular corporation, which would substantially reduce funds available for distribution to stockholders;
●	the risk that the REIT requirements could limit our financial flexibility;
●	our limited experience operating as a REIT;
●	our ability to pay dividends consistent with the REIT requirements, and expectations as to timing and amounts of such dividends;
●	the ability of our board of directors (the “Board”) to revoke our REIT status without stockholder approval;

●	our exposure to changes in U.S. federal and state income tax laws, including changes to the REIT requirements; and
●	an epidemic or pandemic (such as the outbreak and worldwide spread of the novel coronavirus (the “COVID-19 Pandemic”)), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, may precipitate or materially exacerbate one or more of the above-mentioned and/or other risks and may significantly disrupt or prevent us from operating our business in the ordinary course for an extended period.

The Company describes the risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part I, Item 1A of this Annual Report on Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A), and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Part II, Item 7).

ITEM 1.              BUSINESS

OUR BUSINESS

We are a diversified real estate operating company that was founded in 1910. We own and manage, sometimes utilizing third-party property management companies, 27 commercial real estate properties in 10 states in the United States. As of December 31, 2020, we owned 21 single-tenant and six multi-tenant income-producing properties with 2.5 million square feet of gross leasable space. See Note 25, “Subsequent Events” in the notes to the consolidated financial statements in Item 8 for information related to the income properties acquired and sold subsequent to December 31, 2020.

In addition to our income property portfolio, as of December 31, 2020, our business included the following:

Management Services:

●	A fee-based management business that is engaged in managing Alpine Income Property Trust, Inc. (“PINE”) and the entity that currently holds approximately 1,600 acres of undeveloped land in Daytona Beach, Florida (the “Land JV”), see Note 6, “Related Party Management Services Business” in the notes to the consolidated financial statements in Item 8.

Commercial Loan and Master Lease Investments:

●	A portfolio of one commercial loan investment and two commercial properties, which are included in the 27 commercial real estate properties above, whose leases are classified as commercial loan and master lease investments.

Real Estate Operations:

●	A portfolio of subsurface mineral interests associated with 454,000 surface acres in 20 counties in the State of Florida and a portfolio of mitigation credits (see Note 25, “Subsequent Events” in the notes to the consolidated financial statements in Item 8 for information related to the subsurface acres sold subsequent to December 31, 2020);

●	A retained interest in the Land JV which is seeking to sell approximately 1,600 acres of undeveloped land in Daytona Beach, Florida; and

●	An interest in a joint venture (the “Mitigation Bank JV”) that owns a 2,500 acre parcel of land in the western part of Daytona Beach, Florida which is engaged in the operation of a mitigation bank, which, pursuant to a mitigation plan approved by the applicable state and federal authorities, produces mitigation credits that are marketed and sold to developers of land in the Daytona Beach area for the purpose of enabling the developers to obtain certain regulatory permits.

Our business also includes, as outlined above, the current value of our investment in PINE of $30.6 million, or 23.5% of PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE.

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

Discontinued Operations. The Company reports the historical financial position and results of operations of disposed businesses as discontinued operations when it has no continuing interest in the business. On October 16, 2019, the Company sold a controlling interest in its wholly owned subsidiary that held 5,300 acres of undeveloped land in Daytona Beach, Florida. On October 17, 2019, the Company sold its interest in the golf operations. For the years ended December 31, 2019 and 2018, the Company has reported the historical financial position and the results of operations related to the Land JV and the golf operations as discontinued operations (see Note 24, “Assets and Liabilities Held for Sale and Discontinued Operations” in the notes to the consolidated financial statements in Item 8). The cash flows related to discontinued operations have been disclosed. There were no discontinued operations during the year ended December 31, 2020.

As a result of the significant transactions during the fourth quarter of 2019, including the Land JV transaction, the PINE Income Property Sale Transactions (hereinafter defined), and the sale of the Company’s golf operations, the Company’s segment structure was modified as of December 31, 2019 to more closely align with the continuing operations of the Company. The Company now operates in four primary business segments: income properties, management services, commercial loan and master lease investments, and real estate operations. The identifiable assets and liabilities related to the discontinued real estate operations have been separately disclosed as discontinued real estate operations for the years presented.

The following is a summary of financial information regarding the Company’s business segments for the years ended December 31 (in thousands):

	2020	2019	2018
Revenues of each segment are as follows:
Income Properties	$49,953	$41,956	$40,076
Management Services	2,744	304	—
Interest Income from Commercial Loan and Master Lease Investments	3,034	1,829	616
Real Estate Operations	650	852	2,966
Total Revenues	$56,381	$44,941	$43,658
Operating income (loss) from Continuing Operations before income tax for each segment is as follows:
Income Properties	$37,965	$34,955	$31,906
Management Fee Income	2,744	304	—
Commercial Loan and Master Lease Investments	3,034	1,829	616
Real Estate Operations	(2,573)	748	2,375
General and Administrative Expenses	(11,567)	(9,818)	(9,785)
Impairment Charges	(9,147)	—	—
Depreciation and Amortization	(19,063)	(15,797)	(15,762)
Gain on Disposition of Assets	9,746	21,978	22,035
Gain on Extinguishment of Debt	1,141	—	—
Total Operating Income	$12,280	$34,199	$31,385
Identifiable assets of each segment are as follows:
Income Properties	$531,325	$464,285	$492,094
Management Services	700	381	—
Commercial Loan and Master Lease Investments	38,321	35,742	—
Real Estate Operations	59,717	65,555	14,316
Discontinued Real Estate Operations	833	833	20,972
Discontinued Golf Operations	—	—	4,462
Corporate and Other (1)	35,035	136,490	24,486
Total Assets	$665,931	$703,286	$556,330
(1)	Corporate and Other assets includes all other corporate assets, including cash, restricted cash, and investment securities.

BUSINESS PLAN

Our business plan going forward is primarily focused on investing in income-producing real estate, with a focus on multi-tenant commercial retail properties occupied by retail or office tenants. We may also self-develop multi-tenant income properties, as we have done in the past. We may also invest in commercial loans or similar financings secured by commercial real estate. Our investment in multi-tenant income properties, and possibly single-tenant net lease assets that fall outside our Exclusivity and ROFO Agreement (hereinafter defined) with PINE, may be acquired with proceeds from the sale of an income property currently in our portfolio, and because our tax basis in our properties likely carries a tax basis from the low-basis land parcel we sold to acquire the existing property, we may seek to have the sale of the existing income property qualify for income tax deferral through the like-kind exchange provisions under Section 1031 of the Internal Revenue Code. The low tax basis in our income property portfolio is the result of us having acquired the original land primarily in the early part of our more than100-year history.

Our investment strategy seeks to acquire income properties, primarily multi-tenants,  which will continue to broaden the credit base of our lease tenants, diversify our income property portfolio geographically, with an emphasis on major markets and growth markets in the U.S., and diversify the type of income-producing properties.

Our access to sources of debt financing, particularly our borrowing capacity under our revolving credit facility (as amended and restated, the “Credit Facility”), also provide a source of capital for our investment strategy. Our strategy is to utilize leverage, when appropriate and necessary, and potentially proceeds from sales of income properties, the disposition or payoffs of our commercial loan and master lease investments, and certain transactions involving our Subsurface Interests, to acquire income properties. We may also acquire or originate commercial loan and master lease investments, invest in securities of real estate companies, or make other shorter-term investments. Our targeted investment classes may include the following:

●	Multi-tenant office and retail properties in major metropolitan areas and growth markets, typically stabilized;
●	Single-tenant retail and office, double or triple net leased, properties in major metropolitan areas and growth markets that are compliant with our commitments under the PINE Exclusivity and ROFO agreement;
●	Ground leases, whether purchased or originated by the Company, that are compliant with our commitments under the Exclusivity and ROFO Agreement;
●	Self-developed retail or office properties;
●	Joint venture development using land owned by the Land JV;
●	Commercial loan and master lease investments, whether purchased or originated by the Company, with loan terms of 1-10 years with strong risk-adjusted yields secured by property types to include hotel, office, retail, residential, land and industrial;
●	Select regional area investments using Company market knowledge and expertise to earn strong risk-adjusted yields; and
●	Real estate-related investment securities, including commercial mortgage-backed securities, preferred or common stock, and corporate bonds.

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

INCOME PROPERTIES

We have pursued a strategy of investing in income-producing properties, when possible, by utilizing the proceeds from real estate transactions, including the disposition of income properties and non-income producing assets.

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

We believe investment in income-producing assets provides attractive opportunities for generally stable cash flows and increased returns over the long run through potential capital appreciation. In 2020, we experienced a short term decrease in cash from operations as our tenants were impacted by the COVID-19 Pandemic and certain tenants’ rents were abated or deferred during the year. A prolonged imposition of mandated closures or other social-distancing guidelines as a result of the COVID-19 Pandemic may adversely impact more our tenants’ ability to generate sufficient revenues, and could force additional tenants to default on their leases, or result in the bankruptcy or insolvency of tenants, which would diminish the rental revenue we receive under our leases. The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate adverse impact on our business.

During the year ended December 31, 2020, the Company acquired two multi-tenant income properties and two single-tenant income properties for an aggregate purchase price of $185.1 million, or a total acquisition cost of $185.7 million, which includes capitalized acquisition costs. Of the total acquisition cost, $50.0 million was allocated to land, $94.6 million was allocated to buildings and improvements, $21.9 million was allocated to intangible assets pertaining to the in-place lease value, leasing costs, and above market lease value, and $1.8 million was allocated to intangible liabilities for the below market lease value. The remaining $21.0 million was classified as a commercial loan and master lease investment, see below in addition to Note 5, “Commercial Loan and Master Lease Investments” in the notes to the consolidated financial statements in Item 8. The weighted average amortization period for the intangible assets and liabilities was 4.5 years at acquisition. See Note 25, “Subsequent Events” in the notes to the consolidated financial statements in Item 8 for information related to the multi-tenant income property acquired subsequent to December 31, 2020.

The properties acquired during the year ended December 31, 2020 are described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Purchase Price ($000's)	Percentage Leased at Acquisition	Remaining Lease Term at Acquisition Date (in years)
Crossroads Towne Center	Multi-Tenant	Chandler, AZ	01/24/20	254,109	$61,800	99%	5.0
Ashford Lane	Multi-Tenant	Atlanta, GA	02/21/20	268,572	75,435	80%	3.6
Ford Motor Credit	Single-Tenant	Tampa, FL	08/21/20	120,500	26,900	100%	5.6
Master Tenant - Hialeah (1)	Single-Tenant	Hialeah, FL	09/25/20	108,029	21,000	100%	25.0
		Total / Weighted Average		751,210	$185,135		6.5
(1)

The lease with the Master Tenant – Hialeah (“Master Tenant – Hialeah Lease”) includes three tenant repurchase options. Pursuant to FASB ASC Topic 842, Leases, the $21.0 million investment has been recorded in the accompanying consolidated balance sheet as of December 31, 2020 as a commercial loan and master lease investment.

During the year ended December 31, 2020, the Company sold 11 income properties and one vacant land parcel for total disposition volume of $86.5 million. The sale of the properties generated a gain of $8.6 million. In addition to the income property and vacant land parcel dispositions, the Company sold eight of its remaining nine billboard sites for a sales price of $1.5 million, resulting in a gain equal to the sales price. See Note 25, “Subsequent Events” in the notes to the consolidated financial statements in Item 8 for information related to the single-tenant income properties sold subsequent to December 31, 2020.

The income properties disposed of during the year ended December 31, 2020 are described below:

Tenant Description	Tenant Type	Date of Disposition	Sales Price ($000's)	Gain (Loss) on Sale ($000's)	EPS, After Tax
CVS, Dallas, TX	Single-Tenant	04/24/20	$15,222	$854	$0.14
Wawa, Daytona Beach, FL	Single-Tenant	04/29/20	6,002	1,769	0.29
JPMorgan Chase Bank, Jacksonville, FL	Single-Tenant	06/18/20	6,715	959	0.15
7-Eleven, Dallas, TX	Multi-Tenant	06/26/20	2,400	(46)	(0.01)
Bank of America, Monterey, CA	Single-Tenant	06/29/20	9,000	3,892	0.63
Wawa, Jacksonville, FL	Single-Tenant	07/23/20	7,143	246	0.04
Carrabbas, Austin, TX	Single-Tenant	08/05/20	2,555	(84)	(0.01)
PDQ, Jacksonville, FL	Single-Tenant	09/08/20	2,540	128	0.02
Macaroni Grill, Arlington, TX	Single-Tenant	10/13/20	2,500	68	0.01
Aspen Development, Aspen, CO	Single-Tenant	12/21/20	28,500	501	0.11
Outback, Austin, TX	Single-Tenant	12/23/20	3,402	222	0.07
Total / Weighted Average			$85,979	$8,509	$1.44

Our current portfolio of 21 single-tenant income properties generates $19.9 million of revenues from annualized straight-line base lease payments and had a weighted average remaining lease term of 18.6 years as of December 31, 2020. Our current portfolio of six multi-tenant properties generates $22.7 million of revenue from annualized straight-line base lease payments and had a weighted average remaining lease term of 5.9 years as of December 31, 2020.

As part of our overall strategy for investing in income-producing properties, we self-developed two single-tenant net lease restaurant properties on a six-acre beachfront parcel in Daytona Beach, Florida. The development was completed in January of 2018 and rent commenced from both tenants pursuant to their separate leases. On a limited basis, we have acquired and may continue to selectively acquire other real estate, either vacant land or land with existing structures, that we would demolish and develop into additional income properties. Through December 31, 2020, we invested $5.7 million to acquire six acres in downtown Daytona Beach that is located in an opportunity zone. Our investments in vacant land or land with existing structures would target opportunistic acquisitions of select sites, which may be distressed, with an objective of having short investment horizons. Should we pursue such acquisitions, we may seek to partner with developers to develop these sites rather than self-develop the properties.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. We sold ten single-tenant income properties, including six ground leases, and one multi-tenant income property during the year ended December 31, 2020. As a result of entering the exclusivity and right of first offer agreement with PINE (the “Exclusivity and ROFO Agreement”) which generally prevents us from investing in single-tenant net lease income properties, our income property investment strategy will be focused primarily on multi-tenant retail and office properties. We may pursue this strategy by monetizing certain of our single-tenant properties, and should we do so, we would seek to utilize the 1031 like-kind exchange structure to preserve the tax-deferred gain on the original transaction(s) that pertains to the replacement asset.

As of December 31, 2020, the Company owned 21 single-tenant and six multi-tenant income properties in 10 states. Following is a summary of these properties:

Tenant	City	State	Area (Square Feet)
24 Hour Fitness USA, Inc.	Falls Church	VA	46,000
Big Lots	Phoenix	AZ	34,512
Big Lots	Germantown	MD	25,589
Burlington Stores, Inc.	North Richland Hills	TX	70,891
Carpenter Hotel (1)	Austin	TX	73,508
Chuy's Restaurant & Bar	Jacksonville	FL	7,950
Crabby's Restaurant	Daytona Beach	FL	5,780
Fidelity Investments (affiliate of)	Albuquerque	NM	210,067
Firebirds Wood Fired Grill	Jacksonville	FL	6,948
General Dynamic's Corporation	Reston	VA	64,319
Harris Teeter	Charlotte	NC	45,089
Master Tenant – Hialeah (1)	Hialeah	FL	108,029
LandShark Bar & Grill	Daytona Beach	FL	6,264
Lowe's Corporation	Katy	TX	131,644
Moe's Southwest Grill	Jacksonville	FL	3,111
Party City Corporation	Oceanside	NY	15,500
Rite Aid Corp.	Renton	WA	16,280
Staples	Sarasota	FL	18,120
Walgreens	Clermont	FL	13,650
Wells Fargo	Raleigh	NC	450,393
Ford Motor Credit	Tampa	FL	120,500
21 Single-Tenant Properties			1,474,144
World of Beer/Fuzzy's Taco Shop	Brandon	FL	6,715
Riverside Avenue	Jacksonville	FL	136,856
Westcliff Shopping Center	Fort Worth	TX	136,185
The Strand	Jacksonville	FL	212,402
Crossroads	Phoenix	AZ	254,109
Ashford Lane	Atlanta	GA	268,572
6 Multi-Tenant Properties			1,014,839
27 Total Properties			2,488,983
(1)

The leases with the Master Tenant – Hialeah and Carpenter Hotel have been recorded in the accompanying consolidated balance sheets as commercial loan and master lease investments due to tenant repurchase options (see Note 5, “Commercial Loan and Master Lease Investments” in the notes to the consolidated financial statements in Item 8).

The weighted average economic and physical occupancy rates of our income properties at December 31st for each of the last three years on a portfolio basis are as follows:

Year	Single-Tenant Economic / Physical Occupancy	Multi-Tenant Economic / Physical Occupancy
2018	100% / 100%	86% / 85%
2019	100% / 100%	82% / 82%
2020	100% / 100%	83% / 82%

The information on lease expirations of our total income property portfolio for each of the ten years starting with 2021 is as follows:

Year	# of Tenant Leases Expiring	Total Square Feet of Leases Expiring	Annual Rents Expiring (1) ($000's)	Percentage of Gross Annual Rents Expiring (1)
2021	18	117,510	$2,097	5.4%
2022	19	117,563	$2,550	6.6%
2023	14	127,504	$2,374	6.1%
2024	6	490,258	$3,580	9.2%
2025	10	81,717	$2,076	5.4%
2026	12	188,049	$3,397	8.8%
2027	6	167,000	$1,652	4.3%
2028	15	401,237	$7,937	20.5%
2029	13	199,233	$4,073	10.5%
2030	7	76,333	$1,841	4.8%
(1)	Annual Rents consist of the in-place base rent to be received pursuant to each lease agreement (i.e. not on a straight-line basis).

The majority of leases have additional option periods beyond the original term of the lease, which typically are exercisable at the tenant’s option.

MANAGEMENT SERVICES BUSINESS

Our business plan includes generating revenue from managing PINE and the Land JV. Pursuant to the management agreement with PINE, we will generate a base management fee equal to 1.5% of PINE’s total equity. The structure of the base fee provides us with an opportunity for our base fee to grow should PINE’s independent board members determine it necessary to raise additional equity capital in the future. We also have an opportunity to achieve additional cash flows as Manager of PINE pursuant to the terms of the incentive fee.

The Company also generates management fees as the Land JV Manager.  Pursuant to the terms of the operating agreement for the Land JV, the initial amount of the management fee was $20,000 per month. The management fee is evaluated quarterly and as land sales occur in the Land JV, the basis for our management fee is reduced as the management fee is based on the value of real property that remains in the Land JV. The monthly management fee as of December 31, 2020 was $11,000 per month.

COMMERCIAL LOAN AND MASTER LEASE INVESTMENTS

Our investments in commercial loans or similar structured finance investments, such as mezzanine loans or other subordinated debt, have been and are expected to continue to be secured by real estate or the borrower’s pledge of its ownership interest in the entity that owns the real estate. The loans we invest in or originate are generally for commercial real estate located in the United States and its territories and are current or performing with either a fixed or floating rate. Some of these loans may be syndicated in either a pari-passu or senior/subordinated structure. Commercial first mortgage loans generally provide for a higher recovery rate due to their senior position in the underlying collateral. Commercial mezzanine loans are typically secured by a pledge of the borrower’s equity ownership in the underlying commercial real estate. Unlike a mortgage, a mezzanine loan is not secured by a lien on the property. An investor’s rights in a mezzanine loan are usually governed by an intercreditor agreement that provides holders with the rights to cure defaults and exercise control on certain decisions of any senior debt secured by the same commercial property.

2020 Commercial Loan and Master Lease Investments Portfolio. During the year ended December 31, 2020, the Company invested in four commercial loans totaling $28.2 million including one $21.0 million master lease investment classified as a commercial loan and master lease investment due to future repurchase rights. In addition, the Company generated aggregate proceeds of $23.0 million resulting from (i) the sale of four of its commercial loan and master lease investments for $20.0 million, of which the Company recognized a loss of $0.4 million, (ii) the repayment of its $2.0 million loan provided to the buyer of the Company’s former golf operations, and (iii) a $1.0 million principal payment on a loan prior to its disposal. In connection with marketing the loan portfolio in advance of their upcoming maturities, the Company recognized an aggregate impairment charge on the loan portfolio of $1.9 million. As of December 31, 2020, the

Company’s commercial loan and master lease investment portfolio included the three loans with a carrying value of $38.3 million.

2019 Commercial Loan and Master Lease Investments Portfolio. During the year ended December 31, 2019, the Company invested $34.7 million on four commercial loans. Two were mortgage notes of $8.0 million and $8.25 million secured by a parcel of land in Orlando, Florida and a full-service hotel in Austin, Texas, respectively. In addition, in connection with the sale of the Company’s golf operations, the Company provided a $2.1 million loan to the buyer, with a maturity of one year and an interest rate of 7.5%. The Company also invested $16.3 million in the Carpenter Hotel which is classified as a commercial loan and master lease investment due to future repurchase rights. As of December 31, 2019, the Company’s commercial loan and master lease investment portfolio included the three loans with a carrying value of $34.6 million, a weighted average interest rate of 11.3% and a remaining duration to maturity of 0.5 years.

2018 Commercial Loan and Master Lease Investments Portfolio. During the year ended December 31, 2018, the Company had two loan investments totaling $11.9 million, that were repaid in full at maturity. As of December 31, 2018, the Company had no commercial loan investments.

REAL ESTATE OPERATIONS – CONTINUING

Daytona Beach Development. During 2018, the Company acquired a 5-acre parcel of land with existing structures in downtown Daytona Beach, for a purchase price of $2.0 million. Through December 31, 2019, the Company has also acquired other contiguous parcels totaling one-acre for $2.1 million. Combined, these parcels represent the substantial portion of an entire city block in downtown Daytona Beach adjacent to International Speedway Boulevard, a major thoroughfare in Daytona Beach. We have engaged a national real estate brokerage firm to assist us in identifying a developer or investor to acquire a portion or all of the property or to contribute into a potential joint venture to redevelop the property. We are pursuing entitlements for the potential redevelopment of these parcels, along with certain other adjacent land parcels, some of which we have under contract for purchase. As of December 31, 2020, we have incurred $1.6 million in raze and entitlement costs related to these parcels which is included in land and development costs on the consolidated balance sheets.

Other Real Estate Assets. The Company owns mitigation credits with a cost basis of $2.6 million as of December 31, 2020. As of December 31, 2019, the Company owned mitigation credits with a cost basis of $2.3 million. The increase in mitigation credit cost basis for the year ended December 31, 2020 compared to the year ended December 31, 2019 is primarily the result of the 48 mitigation credits acquired from the Mitigation Bank (as defined in Note 8, “Investments in Joint Ventures” in the notes to the consolidated financial statements in Item 8) totaling $3.6 million, or $75,000 per credit. The cost basis was reduced by (i) the impact of 42 mitigation credits with a cost basis of $2.9 million that were provided at no cost to buyers during the year ended December 31, 2020, (ii) two mitigation credits purchased by the Company from the Mitigation Bank JV for $0.2 million during the first quarter of 2020, and (iii) 31 mitigation credits with a cost basis of less than $0.1 million transferred to buyers of land previously sold, which costs were accrued for in prior years at the time of the original land sale. The aggregate cost of sales charge of  $3.0 million was included in direct costs of revenues of real estate operations during the year ended December 31, 2020 in the consolidated statements of operations. Additionally, the Company transferred 13.31 federal mitigation credits to the permit related to the land that gave rise to the environmental restoration matter more fully described in Note 22, “Commitment and Contingencies” in the notes to the consolidated financial statements in Item 8. These credits had an aggregate cost basis of $0.1 million and are included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2020.

Mitigation credit sales totaled less than $0.1 million and $1.0 million during the years ended December 31, 2020 and 2018, respectively, with no mitigation credit sales during the year ended December 31, 2019. During the year ended December 31, 2018, the Company transferred mitigation credits with a basis of $0.1 million to the land acquired by Buc-ee’s with no such transfers during the year ended December 31, 2019. During the year ended December 31, 2018, the Company received cash payments of $0.3 million for impact fees with a cost basis that was generally of equal value, with no such impact fee sales during the year ended December 31, 2020 or 2019 as the balance of impact fees is nominal. Additionally, during the year ended December 31, 2018, impact fees with a cost basis of $0.1 million were transferred to the beachfront restaurant leased to LandShark Bar & Grill.

Subsurface Interests. As of December 31, 2020, the Company owns full or fractional subsurface oil, gas, and mineral interests underlying 454,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage. During the year ended December 31, 2020, the Company sold 345 acres of subsurface interests totaling $0.4 million, of which revenues are included within real estate operations in the consolidated statements of operations for the year ended December 31, 2020 (see Note 25, “Subsequent Events” in the notes to the consolidated financial statements in Item 8 for information related to the subsurface acres sold subsequent to December 31, 2020). There were no subsurface sales during the years ended December 31, 2019 or 2018.

Prior to September 2019, the Company leased certain of the Subsurface Interests to a mineral exploration organization for exploration. The lessee had previously exercised renewal options through the eighth year of the lease which ended on September 22, 2019. The Lessee elected not to renew the oil exploration lease beyond September 22, 2019. Lease income generated by the annual lease payments was recognized on a straight-line basis over the guaranteed lease term. For the year ended December 31, 2019 and 2018, lease income of $0.6 million and $0.8 million was recognized, respectively, with no lease income recognized during the year ended December 31, 2020.

During the year ended December 31, 2020, 2019 and 2018, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled less than $0.1 million during each respective year.

The Company is not prohibited from selling any or all of its Subsurface Interests. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee typically based on a percentage of the surface value. Should the Company complete a transaction to sell all or a portion of its Subsurface Interests or complete a release transaction, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments including income-producing properties. Cash payments for the release of surface entry rights totaled $0.2 million and $0.1 million during the years ended December 31, 2020 and 2019. During the year ended December 31, 2018, the Company completed a transaction releasing our surface entry rights on 600 acres in exchange for $0.2 million in cash and fee title to 40 additional acres in Hendry County, valued at $0.3 million. Including the non-cash value received, the gain from the transaction totaled $0.4 million, or $0.06 per share, after tax. Additional cash payments for the release of surface entry rights during 2018 totaled $0.1 million.

Real Estate Operations – Discontinued Operations

As of December 31, 2020, the Company continues to pursue land sales of the approximately 1,600 acres that formerly comprised its land holdings on behalf of the partners of the Land JV (“JV Partners”) in its role as manager of the Land JV. The Company’s retained interest in the Land JV represents a notional 33.5% stake in the venture, the value of which may be realized in the form of distributions based on the timing and the amount of proceeds achieved when the land is ultimately sold by the Land JV. As of December 31, 2020, the Land JV has completed $79.7 million in land sales since its inception in mid-October 2019 and currently has a pipeline of two purchase and sale agreements for potential land sale transactions representing $5.0 million of potential proceeds to the Land JV. The roughly 55 acres under contract represents 3% of the total remaining land in the Land JV.

2019 Land Sales. During the year ended December 31, 2019, the Company completed five land sales transactions, including: (i) the Magnetar Land Sale for 5,300 acres of land, for total proceeds of $97.0 million; (ii) two transactions with Unicorp Development representing 23.6 acres and generating aggregate proceeds of $7.1 million; (iii) the sale of 38 acres for total proceeds of $0.7 million, and (iv) a land sale to NADG for 13 acres generating proceeds of $3.0 million. In total, during 2019, the Company sold 5,400 acres generating proceeds of $108.0 million. Including the $48.9 million recognized on the retained interest in the Land JV, gains of $133.0 million, or $20.60 per share, after tax, were recognized.

2018 Land Sales. During the year ended December 31, 2018, the Company completed land transactions representing 2,697 acres including: (i) the sale of a 70% interest in the Mitigation Bank (hereinafter defined) that holds 2,500 acres for proceeds of $15.3 million and (ii) twelve land sales totaling 205 acres for aggregate proceeds of $43.7 million. The twelve land sales generated gains of $32.6 million, or $4.44 per share, after tax.

Land Impairments. During the years ended December 31, 2019, and 2018, the Company did not recognize any impairments on its undeveloped land holdings. During the year ended December 31, 2020, the Company recognized $7.2 million in impairment charges related to its undeveloped land holdings. The $7.2 million is comprised of a $0.1 million impairment charge on one of the land parcels included in the Daytona Beach Development and a $ 7.1 million impairment charge on the Company’s retained interest in the Land LV. The $7.1 million impairment on the retained interest in the Land JV is the result of a re-forecast of the anticipated undiscounted future cash flows to be received by the Company based on the estimated timing of future land sales from the Land JV. As the timing of land sales is a significant estimate, the Company deems that there is at least a remote possibility that this estimate could change in the near term.

REIT CONVERSION

On September 3, 2020, the Board unanimously approved a plan for the Company to elect to be subject to tax as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2020. Subsequently, during a special meeting of stockholders held on November 9, 2020, the Company’s stockholders approved the merger of the Company with and into a wholly owned Maryland subsidiary (the “Merger”) in order to reincorporate in Maryland and facilitate its ongoing compliance with the REIT requirements by ensuring that certain standard REIT ownership limitations and transfer restrictions apply to CTO’s capital stock. See Note 25, “Subsequent Events” in the notes to the consolidated financial statements in Item 8 for information related to the effectuation and completion of the Merger.

As of December 31, 2020, the Company has completed certain internal reorganization transactions necessary to begin operating in compliance with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes for the taxable year ended December 31, 2020.

In order to comply with certain REIT requirements set forth in the Internal Revenue Code of 1986, as amended (the “Code”), we hold certain of our non-REIT assets and operations through taxable REIT subsidiaries (“TRSs”) and subsidiaries of TRSs. A TRS is a subsidiary of a REIT that is generally subject to U.S. federal corporate income tax on its earnings. Net income from our TRSs either will be retained by our TRSs and used to fund their operations, or will be distributed to us, where it will either be reinvested by us into our business or available for distribution to our stockholders. However, distributions from our TRSs to us will not produce qualifying income for purposes of the 75% gross income test applicable to REITs and thus may be limited.

To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income, without regard to the dividends paid deduction and excluding net capital gain, to its stockholders (which is computed and which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). As a REIT, the Company is generally not subject to U.S. federal corporate income tax to the extent of its distributions to stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax on its taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service (“IRS”) grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

In connection with the REIT conversion, on November 9, 2020, the Board declared a special distribution on its shares of common stock in an aggregate amount of $55.8 million (the “Special Distribution”), payable in cash and shares of the Company’s common stock, in order to distribute the Company’s previously undistributed earnings and profits attributable to taxable periods ended on or prior to December 31, 2019, as required in connection with the Company’s election to be taxable as a REIT. The Special Distribution was paid on December 21, 2020 to stockholders of record as of the close of business on November 19, 2020 through an aggregate of $5.6 million in cash and the issuance of 1,198,963 shares of the Company’s common stock.

COMPETITION

The real estate industry is, in general, a highly competitive industry. Our business plan is focused on investing in commercial real estate that produces income primarily through the leasing of assets to tenants. To identify investment opportunities in income-producing real estate assets and to achieve our investment objectives, we compete with numerous companies and organizations, both public as well as private, of varying sizes, ranging from organizations with local operations to organizations with national scale and reach, and in some cases, we compete with individual real estate investors. In all the markets in which we compete to acquire income properties, price is the principal method of competition, with transaction structure and certainty of execution also being significant considerations for potential sellers. Should we need to re-lease our single-tenant income properties or space(s) in our multi-tenant properties, we would compete with many other property owners in the local market based on, among other elements, price, location of our property, potential tenant improvements, and lease term.

Our business plan may also focus on investing in commercial real estate through the acquisition or origination of mortgage financings secured by commercial real estate. Competition for investing in commercial mortgage loans and similar financial instruments can include financial institutions such as banks, life insurance companies, institutional investors such as pension funds, and other lenders including mortgage REITs, REITs, and high net worth investors. The organizations that we compete with are of varying sizes, ranging from organizations with local operations to organizations with national scale and reach. Competition from these interested parties is based on, amongst other things, pricing or rate, financing structure, and other elements of the typical terms and conditions of a real estate financing.

ENVIRONMENTAL MATTERS

Federal, state and local environmental laws and regulations regulate, and impose liability for, releases of hazardous or toxic substances into the environment. Under various of these laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and clean up hazardous or toxic substances, hazardous wastes or petroleum product releases or threats of releases at the property, and may be held liable to a government entity or to third parties for property damage and for investigation, clean-up and monitoring costs incurred by those parties in connection with the actual or threatened contamination. These laws may impose clean-up responsibility and liability without regard to fault, or whether the owner, operator or tenant knew of or caused the presence of the contamination. The liability under these laws may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may seek to obtain contributions from other identified, solvent, responsible parties of their fair share toward these costs. These costs may be substantial and can exceed the value of the property. In addition, some environmental laws may create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. As the owner or operator of real estate, we also may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the real estate. The presence of contamination, or the failure to properly remediate contamination, on a property may adversely affect the ability of the owner, operator or tenant to sell or rent that property or to borrow using the property as collateral and may adversely impact our investment in that property.

Some of our properties contain, have contained or are adjacent to or near other properties that have contained or currently contain storage tanks for the storage of petroleum products or other hazardous or toxic substances. Similarly, some of our properties were used in the past for commercial or industrial purposes, or are currently used for commercial purposes, that involve or involved the use of petroleum products or other hazardous or toxic substances or are adjacent to or near properties that have been or are used for similar commercial or industrial purposes. These operations create a potential for the release of petroleum products or other hazardous or toxic substances, and we could potentially be required to pay to clean up any contamination. In addition, environmental laws regulate a variety of activities that can occur on a property, including the storage of petroleum products or other hazardous or toxic substances, air emissions, water discharges and exposure to lead-based paint. Such laws may impose fines or penalties for violations and may require permits or other governmental approvals to be obtained for the operation of a business involving such activities. As a result of the foregoing, we could be materially and adversely affected.

Environmental laws also govern the presence, maintenance and removal of asbestos-containing materials (“ACM”). Federal regulations require building owners and those exercising control over a building’s management to identify and warn, through signs and labels, of potential hazards posed by workplace exposure to installed ACM in their building. The regulations also have employee training, record keeping and due diligence requirements pertaining to ACM. Significant fines can be assessed for violation of these regulations. As a result of these regulations, building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to ACM. The regulations may affect the value of a building containing ACM in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of ACM when those materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. These laws may impose liability for improper handling or a release into the environment of ACM and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with ACM.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants or others if property damage or personal injury occurs.

The Company has obtained Phase I environmental assessments on all properties acquired. Phase I environmental site assessments are limited in scope and therefore may not reveal all environmental conditions affecting a property. However, if recommended in the initial assessments, we may undertake additional assessments such as soil and/or groundwater samplings or other limited subsurface investigations and ACM or mold surveys to test for substances of concern. A prior owner or operator of a property or historic operations at our properties may have created a material environmental condition that is not known to us or the independent consultants preparing the site assessments. Material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose material additional environmental liability. If environmental concerns are not satisfactorily resolved in any initial or additional assessments, we may obtain environmental insurance policies to insure against potential environmental risk or loss depending on the type of property, the availability and cost of the insurance and various other factors we deem relevant. Our ultimate liability for environmental conditions may exceed the policy limits on any environmental insurance policies we obtain, if any.

Generally, our leases require the lessee to comply with environmental law and provide that the lessee will indemnify us for any loss or expense we incur as a result of the lessee’s violation of environmental law or the presence, use or release of hazardous materials on our property attributable to the lessee. If our lessees do not comply with environmental law, or we are unable to enforce the indemnification obligations of our lessees, our results of operations would be adversely affected.

We cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist on our properties in the future. Compliance with existing and new laws and regulations may require us or our tenants to spend funds to remedy environmental problems. If we or our tenants were to become subject to significant environmental liabilities, we could be materially and adversely affected.

HUMAN CAPITAL

We believe that our employees are one of our greatest resources.  In order to attract and retain high performing individuals, we are committed to partnering with our employees to provide opportunities for their professional development and promote their well-being.  To that end, we have undertaken various initiatives, including the following:

●	providing opportunities to participate in industry conferences;
●	providing regular feedback to assist in employee development and providing opportunities for employees to provide suggestions to management and safely register complaints;
●	focusing on creating a workplace that values employee health and safety, and to that end, facilitating employees working from home during the COVID-19 pandemic;
●	committing to the full inclusion of all qualified employees and applicants and providing equal employment opportunities to all persons, in accordance with the principles of the Equal Employment Opportunities Commission and the principles of the Americans with Disabilities Act; and

●	appreciating the many contributions of a diverse workforce, understanding that diverse backgrounds bring diverse perspectives, resulting in unique insights.

At December 31, 2020, the Company had 17 full-time employees and considers its employee relations to be satisfactory.

AVAILABLE INFORMATION

The Company’s executive offices are located at 1140 N. Williamson Blvd., Suite 140 Daytona Beach, Florida, and its telephone number is (386) 274-2202.

The Company’s website is www.ctoreit.com. The Company intends to comply with the requirements of Item 5.05 of Form 8-K regarding amendments to and waivers under the code of business conduct and ethics applicable to its Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer by providing such information on its website within four days after effecting any amendment to, or granting any waiver under, that code, and we will maintain such information on our website for at least twelve months. The information contained on the Company’s website does not constitute part of this Form 10-K.

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

ITEM 1A.              RISK FACTORS

SUMMARY OF RISK FACTORS

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock.

●	The COVID-19 Pandemic, and the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our tenant’s business operations and as a result adversely impact our financial condition, results of operations, cash flows and performance.
●	We are subject to risks related to the ownership of commercial real estate that could affect the performance and value of our properties.
●	Adverse changes in U.S., global and local regions or markets that impact our tenants’ businesses may materially and adversely affect us generally and the ability of our tenants to make rental payments to us pursuant to our leases.
●	Our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could materially and adversely affect us.
●	Risks that affect the general retail environment in the United States, such as weakness in the economy, the level of consumer spending, the adverse financial condition of large consumer retail companies and competition from discount and internet retailers, any of which could adversely affect market rents for retail space and the willingness or ability of retail tenant to lease space in our multi-tenant properties.
●	The loss of revenues from our income property portfolio or certain tenants would adversely impact our results of operations and cash flows.

●	Retail properties, particularly those with multiple tenants, depend on the presence of and successful operation of an anchor tenant or tenants and the failure of such tenant’s business or the loss of the anchor tenant(s) could adversely affect the overall success of our property and thereby could adversely impact our financial condition, results of operations and cash flows.
●	We are subject to risks that affect the general retail environment in the United States, such as weakness in the economy, the level of consumer spending, the adverse financial condition of large consumer retail companies and competition from discount and internet retailers, any of which could adversely affect market rents for retail space and the willingness or ability of retail tenant to lease space in our multi-tenant properties.
●	A significant portion of the revenue we generate from our income property portfolio is concentrated in specific industry classifications and/or geographic locations and any prolonged dislocation in those industries or downturn in those geographic areas would adversely impact our results of operations and cash flows.
●	Our revenues include receipt of management fees and potentially incentive fees derived from our provision of management services to PINE and the loss or failure, or decline in the business or assets, of PINE could substantially reduce our revenues.
●	There are various potential conflicts of interest in our relationship with PINE, including our executive officers and/or directors who are also officers and/or directors of PINE, which could result in decisions that are not in the best interest of our stockholders.
●	A prolonged downturn in economic conditions could adversely impact our business, particularly with regard to our ability to maintain revenues from our income-producing assets and our ability to monetize parcels of land in the Land JV.
●	A part of our investment strategy is focused on investing in commercial loan and master lease investments which may involve credit risk.
●	We may invest in fixed-rate loan investments, and an increase in interest rates may adversely affect the value of these investments, which could adversely impact our financial condition, results of operations and cash flows.
●	The commercial loans or similar financings we may acquire that are secured by commercial real estate typically depend on the ability of the property owner to generate income from operating the property. Failure to do so may result in delinquency and/or foreclosure.
●	We may suffer losses when a borrower defaults on a loan and the value of the underlying collateral is less than the amount due.
●	The Company’s real estate investments are generally illiquid.
●	We may experience a decline in the fair value of our real estate assets or investments which could result in impairments and would impact our financial condition and results of operations.
●	The Company has several stockholders that beneficially own more than 5% of the Company’s outstanding common stock and exercise the related voting rights of those shares. Actions by these stockholders, including trading activity, could have a material adverse impact on the trading price of our stock.
●	The Company may be unable to obtain debt or equity capital on favorable terms, if at all, or additional borrowings may impact our liquidity or ability to monetize any assets securing such borrowings.
●	Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to service or pay our debt.

●	Our operations and properties could be adversely affected in the event of natural disasters, pandemics, or other significant disruptions.
●	We may encounter environmental problems which require remediation or the incurrence of significant costs to resolve, which could adversely impact our financial condition, results of operations, and cash flows.
●	Failure to qualify as a REIT, or failure to remain qualified as a REIT, would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.
●	Even if we qualify as a REIT, we may face other tax liabilities that could reduce our cash flows and negatively impact our results of operations and financial condition.
●	If we fail to distribute our Pre-REIT Conversion Earnings and Profits, we could fail to qualify as a REIT.
●	Failure to make required distributions would subject us to U.S. federal corporate income tax.
●	Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
●	The prohibited transactions tax may limit our ability to dispose of our properties.
●	The ability of the Board to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.
●	If we are not successful in utilizing the like-kind exchange structure in deploying the proceeds from dispositions of income properties, or our like-kind exchange transactions are disqualified, we could incur significant taxes and our results of operations and cash flows could be adversely impacted.
●	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

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

Risks Related to the COVID-19 Pandemic

The COVID-19 Pandemic, and the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our tenant’s business operations and as a result adversely impact our financial condition, results of operations, cash flows and performance.

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

Certain states and cities, including those in which we own properties, have also reacted by instituting quarantines, restrictions on travel, “shelter at home” rules, and importantly restrictions on the types of business that may continue to operate or requiring others to shut down completely. Additional states and cities may implement similar restrictions. As a result, the COVID-19 Pandemic is negatively impacting most every industry directly or indirectly. A number of our tenants have announced temporary closures of their stores and requested rent deferral, or in some instances, rent abatement while the pandemic remains. Many experts predict that the COVID-19 Pandemic will trigger, or even has already triggered, a period of global economic slowdown or possibly a global recession. The COVID-19 Pandemic, or a future pandemic, could have material and adverse effects on our ability to successfully operate our business and, as a result, our financial condition, results of operations and cash flows due to, among other factors:

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

The extent to which the COVID-19 Pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with any degree of certainty, including the scope, severity, and duration of the COVID-19 Pandemic, and the impact of actions taken by governmental and health organizations to contain the COVID-19 Pandemic or mitigate its impact, and the direct and indirect economic effects of the COVID-19 Pandemic and containment measures, among others. Additional closures by our tenants of their businesses and early terminations by our tenants of their leases could reduce our cash flows, which could impact our ability to continue paying dividends to our stockholders at expected levels or at all. The rapid onset of the COVID-19 Pandemic and the continued uncertainty of its duration and long-term impact precludes any prediction of the magnitude of the adverse impact on the U.S. economy, our tenant’s businesses and ours. Consequently, the COVID-19 Pandemic presents material uncertainty and risk with respect to our business operations, and therefore our financial condition, results of operations, and cash flows. Further, many risk factors disclosed in this Annual Report on Form 10-K for the year ended December 31, 2020, should be interpreted as heightened risks as a result of the impact of the COVID-19 Pandemic.

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

●	acts of God, including natural disasters and global pandemics, such as the COVID-19 Pandemic, which impact the United States, which may result in uninsured losses;
●	acts of war or terrorism, including consequences of terrorist attacks;
●	changes in tenant preferences that reduce the attractiveness and marketability of our properties to tenants or cause decreases in market rental rates;

●	costs associated with the need to periodically repair, renovate or re-lease our properties;
●	increases in the cost of our operations, particularly maintenance, insurance or real estate taxes which may occur even when circumstances such as market factors and competition cause a reduction in our revenues;

●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related

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

Certain of our tenants may account for a significant portion of our total revenues and or square footage in our income property portfolio (see Note 2, “Summary of Significant Accounting Policies” under the heading Concentration of Credit Risk in the notes to the consolidated financial statements in Item 8). The default, financial distress, or bankruptcy of one or all of our major tenants could cause substantial vacancies in some of the largest properties in our income property portfolio and reduce our revenues from our income property operations significantly, thereby adversely impacting our results of operations and cash flows. Vacancies reduce our revenue until the affected properties can be re-leased and could decrease the value of each such vacant property. Upon the expiration of the leases that are currently in place, we may not be able to re-lease a vacant property at a comparable lease rate or without incurring additional expenditures in connection with such re-leasing. If, following the loss of an income property tenant, we are unable to re-lease the income property at comparable rental rates and in a timely manner, our financial condition, results of operations and cash flows could be adversely affected.

A significant portion of the revenue we generate from our income property portfolio is concentrated in specific industry classifications and/or geographic locations and any prolonged dislocation in those industries or downturn in those geographic areas  would adversely impact our results of operations and cash flows.

Certain of our tenants and or geographic concentrations may account for a significant portion of our base rent revenue (see Note 2, “Summary of Significant Accounting Policies” under the heading Concentration of Credit Risk in the notes to the consolidated financial statements in Item 8). Such geographic concentrations could be heightened by the fact that our investments may be concentrated in certain areas that are affected by COVID-19 more than other areas. Any financial hardship and/or economic downturns in the financial industry, including a downturn similar to the financial crisis in 2007 through 2009, or in the states noted could have an adverse effect on our results of operations and cash flows.

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

We have recently and may in the future develop new income properties. In addition, we have in recent years and may in the future redevelop, significantly renovate or otherwise invest additional capital in certain of our existing income properties to improve the assets and enhance the opportunity for increased returns on our overall investment. These various development activities, particularly the development of new income properties, is subject to a number of risks, including risks associated with construction work and risks of cost overruns due to construction delays or other factors that may increase the expected costs of a project. Furthermore, the commencement of development projects is subject to other risks including the receipt of zoning or entitlements and other required governmental permits and authorizations. In addition, we may incur development costs in connection with projects that are ultimately not pursued to completion. Any of the development activities noted may be financed under our Credit Facility or through other forms of financing. If such financing is not available on acceptable terms, our development activities may not be pursued or may be curtailed. In addition, such development activities would likely reduce the available borrowing capacity on our Credit Facility which we use for the acquisition of income properties and other operating needs. The risks associated with development activities, including but not necessarily limited to those noted, could adversely impact our financial condition, results of operations, and liquidity.

Management of and Investment in PINE

Our revenues include receipt of management fees and potentially incentive fees derived from our provision of management services to PINE and the loss or failure, or decline in the business or assets, of PINE could substantially reduce our revenues.

The fees we earn from providing management services to PINE could become a substantial source of our revenues. The revenues we generate from managing PINE depend in large part on the ability of PINE to raise capital to invest in real estate assets and on the positive performance of their investments and stockholder returns. The performance of PINE is subject to a number of risks and uncertainties. Therefore, our operating results and our ability to maintain and grow our revenues depends upon the ability of PINE and their significant tenants to maintain and grow their respective businesses. Our operating results and our ability to maintain and grow our revenues also depend upon the ability of PINE to maintain and grow their market capitalizations and to achieve positive stockholder returns in excess of applicable total stockholder return indexes. Reduced business activities, market capitalizations or stockholder returns, sales of assets or the failure of PINE or the termination of our management agreement with PINE could materially reduce our revenues and our profitability thereby adversely impacting our cash flows and results of operations.

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

An internalization of PINE’s management functions could have a material adverse effect on our business, results of operations and financial condition.

In the future, PINE’s board of directors may consider internalizing the functions performed for PINE by us. We may be unable to replace the revenue that we would have received in the future in the absence of an internalization transaction. In the event that we and PINE agree to an internalization transaction, the payment of the internalization price to us would be in lieu of the payment of any termination fee. The internalization price would be payable in cash, shares of PINE’s common stock or OP Units, or a combination thereof, as determined by a majority of PINE’s independent directors in their sole discretion. Even if the internalization price paid to us in connection with an internalization is substantial, we cannot assure you that any cash, shares of PINE’s common stock or OP Units received in connection with an internalization transaction will ultimately lead to returns equal to or greater than the revenues lost as a result of the internalization transaction.

Internalization transactions, including without limitation, transactions involving the acquisition of external advisors or property managers affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions to our stockholders. All of these factors could have a material adverse effect on us.

We do not have significant experience managing a REIT.

In connection with PINE’s initial public offering we entered into a management agreement with PINE pursuant to which we manage the day-to-day operations of its business. We do not have significant experience managing a REIT, and our only experience managing a REIT stems from the experience of certain of our executives who previously worked for a REIT. We will be paid a management fee to manage PINE’s business and we may be paid an incentive fee which will depend on numerous factors, including our ability to make investments on behalf of PINE that generate attractive, risk-adjusted returns, and thereby result in PINE’s stockholders achieving a necessary level of return. A key element of PINE’s success will likely include its ability to raise additional equity capital to fund its goals for growth. Our successful performance as the manager of PINE will therefore depend, in part, our ability to assist PINE in raising equity capital in amounts sufficient to support PINE’s goals and on acceptable terms. Our successful performance as the manager of PINE will also depend on our ability to access financing for PINE, and on acceptable terms. There can be no assurance that we will be successful in this business, that PINE will achieve its objectives, will invest successfully in income properties and will generally operate successfully, or that we will earn fees from PINE sufficient to recover the costs we have incurred or to provide a suitable return on our investment in PINE.

Declines in the market values of our investment in PINE may adversely affect periodic reported results.

We hold a significant equity interest in PINE as of December 31, 2020, including the OP Units we hold in the Operating Partnership as further described in Note 1, “Organization” in the notes to the consolidated financial statements in Item 8. PINE is publicly traded and as such their common stock is subject to the risks associated with public equities, include, but are not limited to market risk broadly, risks associated with the REIT industry, and risks associated with the real estate industry more specifically.  The public equity markets can be volatile, and the value of PINE’s share  may fluctuate significantly over short periods of time. A significant decrease in the trading price of PINE’s shares  could result in losses that have a material adverse effect on the value of our investment in PINE  which could adversely impact our financial condition.

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

Our directors and executive officers have duties to our company under applicable Maryland law, and our executive officers and our directors who are also directors or officers of PINE also have duties to PINE under applicable Maryland law. Those duties may come in conflict from time to time. We have duties as the manager of PINE which may come in conflict with our duties to our stockholders from time to time. In addition, conflicts of interest may exist or could arise in the future with our duties to PINE as its manager in connection with future investment opportunities.

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

Commercial Loan and Master Lease Investments

A part of our investment strategy is focused on investing in commercial loan and master lease  investments which may involve credit risk.

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

If in the future we seek to invest in commercial loans or similar financings secured by underlying real estate, we may not be able to acquire such loan investments at favorable spreads over our borrowing costs. We will compete with many other investment groups including other REITs, public and private investment funds, life insurance companies, commercial and investment banks and, commercial finance companies, including some of the third parties with which we expect to have relationships. In most instances the competition has greater financial capacity, are larger organizations and has a greater operating presence in the market. As a result, we may not be able to acquire commercial loans or similar financings in the future at all or at favorable spreads over our borrowing costs, which could adversely impact our results of operations and cash flows and would likely result in the need for any growth in our portfolio of income-producing assets to be achieved through the acquisition of income properties.

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

Factors beyond our control can affect the performance and value of our real estate assets including our income properties, investments in commercial loans or similar financings secured by real estate or other investments, our Subsurface Interests, and our investment in the Land JV. Real estate assets are subject to various risks, including but not limited to the following:

●	Adverse changes in national, regional, and local economic and market conditions where our properties or the properties underlying a loan investment are located;
●	Competition from other real estate companies similar to ours and competition for tenants, including competition based on rental rates, age and location of the property and the quality of maintenance, insurance, and management services;
●	Changes in tenant preferences that reduce the attractiveness and marketability of our income properties to tenants or decreases in market rental rates;

●	Zoning or other local regulatory restrictions, or other factors pertaining to the local government institutions which inhibit interest in the markets in which our income-producing assets are located;
●	Costs associated with the need to periodically repair, renovate or re-lease our income properties;
●	Increases in the cost of our operations, particularly maintenance, insurance, or real estate taxes which may occur even when circumstances such as market factors and competition cause a reduction in our revenues;
●	Changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies, and ordinances;
●	Commodities prices;
●	Illiquidity of real estate investments which may limit our ability to modify our income-producing asset portfolios promptly in response to changes in economic or other conditions;
●	Acts of God, including natural disasters, which may result in uninsured losses; and
●	Acts of war or terrorism, including consequences of terrorist attacks.

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

Downturns in the U.S. economy and real estate markets have at times caused the fair value of certain of our properties to decrease. If the real estate market were to experience another decline, we may be required to take write-downs against our earnings for other than temporary impairments in the value of our real estate assets including our income properties, commercial loan and master lease investments and similar financings or other capitalized costs. Any such non-cash charges could have an adverse effect on our financial condition and results of operations.

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

Our level of indebtedness, as further described in Note 16 “Long-Term Debt” in the notes to the consolidated financial statements in Item 8, could have significant adverse consequences on our business and operations, including the following:

●	it may increase our vulnerability to changes in economic conditions (including increases in interest rates) and limit our flexibility in planning for, or reacting to, changes in our business and/or industry
●	we may be at a disadvantage compared to our competitors with comparatively less indebtedness;
●	we may be unable to hedge our debt, or such hedges may fail or expire, leaving us exposed to potentially volatile interest or currency exchange rates; and
●	we may be unable to refinance our indebtedness or obtain additional financing as needed or on favorable terms.

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

In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. However, the ICE Benchmark Administration, in its capacity as administrator of USD LIBOR, has announced that it intends to extend publication of USD LIBOR (other than one-week and two-month tenors) by 18 months to June 2023.  Notwithstanding this possible extension, a joint statement by key regulatory authorities calls on banks to cease entering into new contracts that use USD LIBOR as a reference rate by no later than December 31, 2021. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has proposed replacing USD-LIBOR with a new index calculated by short-term repurchase agreements - the Secured Overnight Financing Rate. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Such developments and any other legal or regulatory changes in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination and, in certain situations, could result in LIBOR no longer being determined and published. If a published USD LIBOR rate is unavailable after 2021 or June 2023, as applicable, the interest rates on our mortgage notes, which is indexed to LIBOR will be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if USD LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of USD LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

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

To the extent we issue shares of our common stock to satisfy all or a portion of the settlement of our Notes, conversions of the Notes will dilute the ownership interest of our existing stockholders, including holders who had previously converted their Notes into common stock.

To the extent we issue shares of our common stock to satisfy all or a portion of our conversion obligation pursuant to the Notes, the conversion of some or all of the Notes into common stock will dilute the ownership interests of our existing stockholders. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could depress the price of our common stock.

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

Under Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented because of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income (or greater net loss) in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, and/or the market price of our common stock.

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

Risks Related to Our Organization and Structure

Certain provisions of Maryland law could inhibit changes in control of our company.

Certain “business combination” and “control share acquisition” provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to  realize a premium over the then-prevailing market price of our common stock. Pursuant to the MGCL, the Board has by resolution exempted business combinations between us and any other person. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. However, there can be no assurance that these exemptions will not be amended or eliminated at any time in the future. Our charter and bylaws and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest.

Our charter contains stock ownership limits, which may delay, defer or prevent a change of control.

In order to qualify as a REIT for each taxable year beginning in 2021, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own our stock during at least 335 days for each taxable year beginning in 2021. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts and some charitable trusts. To assist us in complying with these limitations, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. These ownership limitations could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

Our charter’s constructive ownership rules are complex and may cause the outstanding shares owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than these percentages of the outstanding shares by an individual or entity could cause that individual or entity to own constructively in excess of these percentages of the outstanding shares and thus violate the share ownership limits. Our charter also provides that any attempt to own or transfer shares of our common stock or preferred stock (if and when issued) in excess of the stock ownership limits without the consent of the Board or in a manner that would cause us to be “closely held” under Section 856(h) of the Code (without regard to whether the shares are held during the last half of a taxable year) will result in the shares being automatically transferred to a trustee for a charitable trust or, if the transfer to the charitable trust is not automatically effective to prevent a violation of the share ownership limits or the restrictions on ownership and transfer of our shares, any such transfer of our shares will be null and void.

Our rights and the rights of our stockholders to take action against our directors and executive officers are limited,

which could limit your recourse in the event of actions not in your best interest.

Our charter limits the liability of our present and former directors and executive officers to us and our stockholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our present and former directors and executive officers will not have any liability to us or our stockholders for money damages other than liability resulting from (i) actual receipt of an improper benefit or profit in money, property or services or (ii) active and deliberate dishonesty by the director or executive officer that was established by a final judgment and is material to the cause of action. As a result, we and our stockholders have limited rights against our present and former directors and executive officers, which could limit your recourse in the event of actions not in your best interest.

Risks Related to Our Qualification and Operation as a REIT

Failure to qualify as a REIT, or failure to remain qualified as a REIT, would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.

We believe that our organization and method of operation has enabled us to meet the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2020, and we intend to continue to be organized and operate in such a manner. However, we cannot assure you that we will qualify and remain qualified as a REIT. Accordingly, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements.

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

●	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;
●	we could be subject increased state and local taxes; and
●	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect our business, financial condition, results of operations or ability to make distributions to our stockholders and the trading price of our common stock.

Even if we qualify as a REIT, we may face other tax liabilities that could reduce our cash flows and negatively impact our results of operations and financial condition.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure and state or local income, property and transfer taxes. In addition, any partnership in which we have an interest may be liable at the entity level for tax imposed under those procedures. Further, our TRSs will be subject to regular corporate U.S. federal, state and local taxes. The TRS rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Any of these taxes would decrease cash available for distributions to stockholders, which, in turn, could materially adversely affect our business, financial condition, results of operations or ability to make distributions to our stockholders and the trading price of our common stock.

If we fail to distribute our Pre-REIT Conversion Earnings and Profits, we could fail to qualify as a REIT.

To qualify as a REIT, we must not have any non-REIT accumulated earnings and profits, as measured for U.S. federal income tax purposes, at the end of any REIT taxable year. We were treated as a C corporation prior to our first REIT year, which was our taxable year ended December 31, 2020. Thus, we were required to distribute our Pre-REIT Conversion Earnings and Profits by the end of the 2020 taxable year. While we currently believe and intend that the Special Distribution has satisfied the requirements relating to the distribution of our Pre-REIT Conversion Earnings and Profits, the determination of the amount of accumulated earnings and profits attributable to non-REIT years is a complex factual and legal determination. There are substantial uncertainties relating to the computation of our Pre-REIT Earnings and Profits. Information used at the time we completed our analysis may have been less than complete or we may have interpreted the applicable law differently from the IRS. In addition, the IRS could, in auditing tax years through 2019, successfully assert that our taxable income should be increased, which could increase our Pre-REIT Conversion Earnings and Profits. Thus, we could fail to satisfy the requirement that we distribute all of our Pre-REIT Conversion Earnings and Profits by the close of our first taxable year as a REIT. Although there are procedures available to cure a failure to distribute all of our Pre-REIT Conversion Earnings and Profits, we cannot now determine whether we will be able to take advantage of them or the economic impact to us of doing so. If it is determined that we had undistributed Pre-REIT Conversion Earnings and Profits as of the end of any taxable year in which we elect to qualify as a REIT, and we are unable to cure the failure to distribute such earnings and profits, then we would fail to qualify as a REIT under the Code.

Failure to make required distributions would subject us to U.S. federal corporate income tax.

We intend to operate in a manner so as to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes. In order to qualify and maintain our qualification as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Code.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

To qualify and maintain our qualification as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of TRSs and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by the securities of one or more TRSs and no more than 25% of our assets can be represented by debt of “publicly offered REITs” (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act), unless secured by real property or interests in real property. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Our relative lack of experience in operating under the constraints imposed on us as a REIT may hinder the achievement of our investment objectives.

The Code imposes numerous constraints on the operations of REITs that do not apply to other investment vehicles. Our qualification as a REIT depends upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. Any failure to comply could cause us to fail to satisfy the requirements associated with qualifying for and maintaining REIT status. We have relatively limited experience operating under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objectives. As a result, we cannot assure you that we will be able to operate our business under these constraints. If we fail to qualify as a REIT for any taxable year, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

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

We have paid the Special Distribution, and may pay other distributions, as taxable dividends in our common stock and cash, in which case stockholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.

We believe we have satisfied the requirement that we have not retained any Pre-REIT Conversion Earnings and Profits at the end of any REIT taxable year with a taxable distribution made in a combination of cash and our common stock. The IRS has issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by “publicly offered REITs.” Pursuant to Revenue Procedure 2017-45, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Code (i.e., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied. On May 4, 2020, the IRS issued Revenue Procedure 2020-19, which temporarily reduced (through the end of 2020) the minimum amount of the distribution that must be available in cash to 10%.

With respect to any taxable dividend payable in cash and common stock, including the Special Distribution, taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If we make a taxable dividend payable in cash and our common stock and a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

The ability of the Board to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides that the Board may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines in good faith that it is no longer in our best interest to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders.

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

Although, as a REIT, we generally will not be subject to U.S. federal income tax on the taxable income that we distribute to our stockholders, we will nevertheless pay tax at the highest applicable regular U.S. federal corporate income tax rate (currently 21%) if we recognize built-in gain on the sale or disposition of any asset we held on January 1, 2020 (the first day of our first REIT year), during the five-year period after such date (the “Built-in Gains Tax”). Our strategy of investing in income-producing properties includes the utilization, when possible, of proceeds obtained from the disposition of income properties or from prior land transactions which qualify for deferral of the applicable income tax through the like-kind exchange provisions of the Code (“Section 1031”). Conducting Section 1031 exchanges generally will not trigger the Built-in Gains Tax. However, sales transactions that we completed in which we applied the provisions of Section 1031 may be disqualified for such treatment if we are deemed to have conducted activities on the land or in connection with the transaction that are inconsistent with the activities of a long-term investor such as the activities of a developer or a dealer. In addition, if we fail to complete a qualifying acquisition utilizing the aforementioned proceeds or complete the intended qualifying acquisition outside the specified period of time allowed for completing such transaction the application of the Section 1031 provisions would be disqualified. If a transaction we deemed qualifying for like-kind exchange treatment is subsequently disqualified by the IRS, we may be subject to increased income taxes, including the Built-in Gains Tax, which would adversely impact our results of operations and our cash flows.

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

The stock ownership restrictions of the Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our capital stock and restrict our business combination opportunities.

In order to qualify as a REIT for each taxable year beginning in 2021, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding capital stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our shares of capital stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of capital stock during at least 335 days of a taxable year for each taxable year beginning in 2021. To help insure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock.

Our charter, with certain exceptions, requires our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by the Board, our charter prohibits any person from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our shares of capital stock. The Board may not grant an exemption from this restriction to any person if such exemption would result in our failing to qualify as a REIT. This as well as other restrictions on transferability and ownership will not apply, however, if the Board determines in good faith that it is no longer in our best interest to continue to qualify as a REIT.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum U.S. federal income tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20% (plus the 3.8% surtax on net investment income, if applicable). Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. However, for taxable years beginning before January 1, 2026, ordinary REIT dividends constitute “qualified business income” and thus a 20% deduction is available to individual taxpayers with respect to such dividends, resulting in a 29.6% maximum U.S. federal income tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. stockholders. However, to qualify for this deduction, the stockholder receiving such dividends must hold the dividend-paying REIT stock for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the stock becomes ex-dividend, and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

We may be subject to adverse legislative or regulatory tax changes, in each instance with potentially retroactive effect, that could reduce the market price of our common stock.

At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in the U.S. federal income tax laws, regulations or administrative interpretations which, in turn, could materially adversely affect our ability to make distributions to our stockholders and the trading price of our common stock.

Risks Associated with our Common Stock

The Company has several stockholders that beneficially own more than 5% of the Company’s outstanding common stock and exercise the related voting rights of those shares. Actions by these stockholders, including trading activity, could have a material adverse impact on the trading price of our stock.

Certain of our stockholders, specifically several institutional investment funds, each beneficially own more than 5% of the outstanding common stock of the Company. The daily trading activity in our stock is substantially lower, on average, than the total amount of shares owned by these stockholders. Any substantial trading activity executed by these large stockholders could have an adverse impact on the trading price of the Company’s stock which may impact our ability to raise capital through equity financing, which may adversely impact our ability to execute our business plan.

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

The FASB has issued new accounting standards that will affect our financial reporting.

In January 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-01 which is in response to concerns about structural risks of interbank offered rates (“IBORs”), and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in numerous jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The amendments in ASU 2021-01 are effective immediately and clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The Company believes it’s interest rate swaps, hereinafter described in Note 17, “Interest Rate Swaps” in the notes to the consolidated financial statements in Item 8, meet the scope of Topic 848-10-15-3A and therefore, Company will be able to continue to apply a perfectly effective assessment method for each interest rate swap by electing the corresponding optional expedient for subsequent assessments.

In August 2020, the FASB issued ASU 2020-06 related to simplifying the accounting for convertible instruments by removing certain separation models for convertible instruments. Among other things, the amendments in the update also provide for improvements in the consistency in EPS calculations by amending the guidance by requiring that an entity use the if-converted method for convertible instruments. The amendments in ASU 2020-06 are effective for reporting periods beginning after December 15, 2021. The Company has not yet finalized the analysis related to the potential impact of ASU 2020-06.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") which was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments held by a reporting entity. This amendment replaces the incurred loss impairment methodology in current accounting principles generally accepted in the United States of America (“GAAP”) with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. The Company adopted the changes to ASC 326, Financial Instruments-Credit Losses on January 1, 2020 and there was no material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), and in July 2018, the FASB issued ASU 2018-11, Leases ("ASU 2018-11"), to address two requirements of ASU 2016-02. ASU 2016-02 and ASU 2018-11 are effective for interim and annual reporting periods beginning after December 15, 2018. ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating or finance leases. For operating and finance leases, a lessee will be required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its statement of financial position. Lessees under operating leases will be required to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis, and classify all cash payments within operating activities in its statement of cash flows. Lessees under finance leases will be required to recognize interest expense on the lease liability (under the effective interest method) and amortization expense of the right-of-use asset (generally on a straight-line basis), each reflected separately in its statement of operations. At the beginning of the period of adoption, January 1, 2019, through a cumulative-effect adjustment, the Company increased right-of use assets and lease liabilities for operating leases for which the Company is the lessee. The amount of the adjustment totaled $0.7 million and was reflected as an increase in Other Assets and Accrued and Other Liabilities for corporate leases totaling $0.5 million and an increase in Assets Held for Sale and Liabilities Held for sale for golf operations segment leases totaling $0.2 million. There were no adjustments related to the leases for which the Company is the lessor.

Management decided to elect the practical expedient package that allows us: (a) to not reassess whether any expired or existing contracts entered into prior to January 1, 2019 are or contain leases; (b) to not reassess the lease classification for any expired or existing leases entered into prior to January 1, 2019; and (c) to not reassess initial direct costs for any expired or existing leases entered into prior to January 1, 2019. In addition, we will elect to not record on our consolidated balance sheets leases whose term is less than 12 months at lease inception.

ASU 2018-11 amends ASU 2016-02 so that: (a) entities may elect to not recast the comparative periods presented when transitioning to ASC 842 by allowing entities to change their initial application to the beginning of the period of adoption; and (b) provides lessors with a practical expedient to not separate non-lease components from the associated lease component of the contractual payments if certain conditions are met. Management decided to elect both of these provisions.

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

Compliance with the ADA requirements could involve modifications to our income properties. Other federal, state and local laws may require modifications to or restrict further renovations of our income properties. Although we believe that our income properties are sufficiently in compliance with current requirements, noncompliance with the ADA or related laws or regulations could result in the imposition of governmental fines or in the award to private litigants of damages against us. Costs such as these, as well as the general costs of compliance with these laws or regulations, may adversely affect our financial condition, results of operations, and cash flows.

The impact of financial reform legislation and legislation promulgated thereunder on us is uncertain.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, instituted a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Many of these regulations have yet to be promulgated or are only recently promulgated In 2018, several changes were made to the Dodd-Frank Act, including the repeal of certain provisions that eased restrictions on small and medium-sized banks of the Dodd-Frank Act. It is expected that the Biden administration will reverse a number of U.S. President Trump’s policies, includes those that relate to deregulation, and will increase the number of financial regulators as current vacancies in the bureaucracy are prioritized and filled under the new administration. Given the uncertainty associated with the Dodd-Frank Act itself and the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to us and our stockholders.

The Company’s failure to maintain effective internal control over financial reporting could have a material adverse effect on its business, operating results, and price of our common stock.

Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) as amended or modified from time to time, requires annual management assessments of the effectiveness of the Company’s internal control over financial reporting. If the Company fails to maintain the adequacy of its internal control over financial reporting, the Company may not be able to ensure that it can conclude on an ongoing basis that it has effective internal control over financial reporting and therefore would likely not be in compliance with SOX. An effective system of internal controls over financial reporting, particularly those related to revenue recognition, are necessary for the Company to prepare and produce reliable financial reports and to maintain its qualification as a public company and are important in reducing the risk of financial fraud. If the Company cannot provide reliable financial reports or prevent fraud, its business and operating results could be harmed, qualification as a public company listed on the New York Stock Exchange (the “NYSE”) could be jeopardized, investors could lose confidence in the Company’s reported financial information, and the market price of the Company’s common stock could drop significantly.

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

We are subject to substantial regulation and numerous contractual obligations and internal policies. We are subject to regulation by the SEC, the NYSE, and other federal, state and local or international governmental bodies and agencies or self-regulatory organizations. Moreover, we must comply with the REIT rules, and we are also responsible for managing or assisting with the regulatory aspects of PINE’s compliance with applicable REIT rules. The level of regulation and supervision to which we and PINE are subject varies from jurisdiction to jurisdiction and is based on the type of business activity involved. The regulations to which we and PINE are subject are extensive, complex and require substantial management time and attention. Our failure or PINE’s failure to comply with any of the regulations, contractual obligations or policies applicable to it may subject us to extensive investigations, as well as substantial penalties and reputational risk, and our business and operations could be materially adversely affected. Our lack of compliance with applicable law could result in, among other things, our inability to enforce contracts, our default under contracts (including our management agreements with PINE) and our ineligibility to contract with and receive revenue from PINE. We have numerous contractual obligations with which we must comply on a continuous basis to operate our business, the default of which could have a material adverse effect on our business and financial condition. We have established internal policies designed to ensure that we manage our business in accordance with applicable law and regulation and in accordance with our contractual obligations. These internal policies may not be effective in all regards; and, if we fail to comply with our internal policies, we could be subjected to additional risk and liability.

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

General Risk Factors

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

As with other publicly-traded securities, the market price of the Company’s common stock and convertible notes depends on various factors, which may change from time to time and/or may be unrelated to the Company’s financial condition, results of operations, or cash flows and such factors may cause significant fluctuations or volatility in the market price of the Company’s common stock. These factors include, but are likely not limited to, the following:

●	General economic and financial market conditions including a weak economic environment;
●	Level and trend of interest rates;
●	The Company’s ability to access the capital markets to raise additional debt or equity capital;
●	Changes in the Company’s cash flows or results of operations;
●	The Company’s financial condition and performance;
●	Market perception of the Company compared to other real estate companies;
●	Market perception of the real estate sector compared to other investment sectors; and
●	Volume of average daily trading and the amount of the Company’s common stock available to be traded.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.              PROPERTIES

As of December 31, 2020, the Company owns the following properties: (i) 21 properties occupied by single-tenants located in Arizona, Florida, Maryland, New Mexico, New York, North Carolina, Texas, Virginia, and Washington; (ii) six multi-tenant properties located in Arizona, Florida, Georgia, and Texas; (iii) full or fractional subsurface oil, gas, and mineral interests underlying 454,000 “surface acres” in 20 counties in Florida; and (iv) a six-acre parcel of land in downtown Daytona Beach, Florida. Please refer to Item 1. “Business” for a more detailed discussion of our properties.

ITEM 3.              LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

On November 21, 2011, the Company, Indigo Mallard Creek LLC and Indigo Development LLC, as owners of the property leased to Harris Teeter, Inc. (“Harris Teeter”) in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving this property.  The proposed road modifications would impact access to the property but, in the Company’s view, did not provide a basis for Harris Teeter to terminate its lease.  Regardless, in January 2013, the North Carolina Department of Transportation (“NCDOT”) agreed to redesign the road modifications in several respects.  As redesigned, the project changed a signalized all-access point to an unsignalized access point, which permits all ingress and right-out egress.  The modification to the other existing vehicular access point  to a right-in/right-out access, was not altered, however, a third vehicular access point was added to the redesigned project.  Harris Teeter has expressed satisfaction with the redesigned project and indicated that it will not attempt to terminate its lease as a result of the road modifications.  The redesigned project was completed in late 2020.  The condemnation case had been placed in administrative closure pending completion of the project.  Now that the project has been completed, the Company expects that the stay of condemnation action will be lifted and, if requested by the parties, the trial and mediation may be scheduled and proceed.  The Company has retained local counsel and will be engaging experts to assist in evaluating its claim for diminution in value of the property.  Any proceedings regarding this matter would likely not be scheduled until late 2021 or early 2022.

ITEM 4.              MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES

COMMON STOCK PRICES AND DIVIDENDS

The Company’s common stock trades on the NYSE under the symbol “CTO”. The Company has paid dividends on a continuous basis since 1976, the year in which its initial dividends were paid. Aggregate annual dividends per share, which were paid quarterly and exclude the Special Distribution (hereinafter defined) totaled $1.90 and $0.44 during the years ended December 31, 2020 and 2019, respectively.

On November 9, 2020, the Board declared the Special Distribution on its shares of common stock in an aggregate amount of $55.8 million, payable in cash and shares of the Company’s common stock, in order to distribute the Company’s previously undistributed earnings and profits attributable to taxable periods ended on or prior to December 31, 2019, as required in connection with the Company’s election to be taxable as a REIT. The Special Distribution was paid on December 21, 2020 to stockholders of record as of the close of business on November 19, 2020 through an aggregate of $5.6 million in cash and the issuance of 1,198,963 shares of the Company’s common stock.

The level of future dividends will be subject to an ongoing review of the Company’s operating results and financial position, the annual distributions requirements under the REIT provisions of the Code and, among other factors, the overall economy, with an emphasis on our local real estate market and our capital needs.

The number of stockholders of record as of February 26, 2021 (without regard to shares held in nominee or street name) was 329. Many of the Company’s shares of common stock are held by brokers and institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2020 which were not previously reported.

Issuer Purchases of Equity Securities

In early 2017, the Company established a new $10.0 million stock repurchase program (the “$10.0 Million Repurchase Program”), in addition to the remaining approved repurchases under a prior plan totaling $2.6 million. The Company completed repurchases totaling $7.2 million during the year ended December 31, 2017. On July 18, 2018, the Board approved an increase of $7.1 million to the stock repurchase program, refreshing the total program to an aggregate of $10.0 million (the “2018 Increase”), as the Company had completed repurchases prior to the 2018 Increase. Including repurchases under the 2018 Increase, the Company repurchased a total of 168,602 shares of its common stock on the open market for a total cost of $9.8 million, or an average price per share of $58.35, during the year ended December 31, 2018. In January 2019, the Board approved an increase of $10.0 million to the stock repurchase program, refreshing the total program to an aggregate of $10.0 million. As of the quarter ended September 30, 2019 the Company had repurchased 211,736 shares for $12.7 million. In April 2019 the Board approved the repurchase of a block of shares from the Company’s largest stockholder whereby the Company repurchased 320,741 shares for $18.4 million, or $57.50 per share. In November 2019 the Board approved a $10.0 million buyback program. During the fourth quarter of 2019 the Company repurchased 158,625 shares for $10.0 million, or $63.04 per share. In February 2020, the Board approved a new $10.0 million stock repurchase program under which $4.1 million of the Company’s stock had been repurchased as of June 30, 2020. The repurchase program does not have an expiration date. The shares of the Company’s common stock repurchased during each of the aforementioned years through the year ended December 31, 2020 were returned to the Company’s treasury.

The following share repurchases were made during the year ended December 31, 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs ($000's)
1/01/2020 - 1/31/2020	—	$—	—	8
2/01/2020 - 2/29/2020	4,481	56.58	4,481	9,755	(1)
3/01/2020 - 3/31/2020	78,817	47.66	78,817	6,093
4/01/2020 - 4/30/2020	5,267	35.20	5,267	5,908
5/01/2020 - 5/31/2020	—	—	—	5,908
6/01/2020 - 6/30/2020	—	—	—	5,908
7/01/2020 - 7/31/2020	—	—	—	5,908
8/01/2020 - 8/30/2020	—	—	—	5,908
9/01/2020 - 9/30/2020	—	—	—	5,908
10/01/2020 - 10/31/2020	—	—	—	5,908
11/01/2020 - 11/30/2020	—	—	—	5,908
12/01/2020 - 12/31/2020	—	—	—	5,908
Total	88,565	$46.29	88,565
(1)	In February 2020, the Board approved a $10.0 million stock repurchase program under which $4.1 million of the Company’s stock had been repurchased as of June 30, 2020. The repurchase program does not have an expiration date.

STOCK PERFORMANCE GRAPH

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

Among CTO Realty Growth, Inc., the Russell 2000 Index,

the FTSE Nareit Equity REITs Index, the NYSE American Index, and a Peer Group

The following performance graph shows a comparison of cumulative total stockholder return from a $100 investment in stock of the Company over the five-year period ending December 31, 2020, with the cumulative stockholder return of the following: (i) the Russell 2000 Index; (ii) the FTSE Nareit Equity REITs Index;  (iii) the NYSE American Composite Index, a real estate industry index provided by Research Data Group; and (iv) a peer group of companies that consists of Agree Realty Corp., Cedar Realty Trust, Inc., Five Point Holdings, LLC, Four Corners Property Trust, Inc., Getty Realty Corp., Lexington Realty Trust, One Liberty Properties, Inc., Rexford Industrial Realty, Inc., St. Joe Company, Stratus Properties, Inc., Tejon Ranch Company, Trinity Place Holdings, Inc., Urstadt Biddle Properties, Inc., and Whitestone REIT.

Our common stock was listed on the NYSE American through January 29, 2021. On February 1, 2021, our common stock was listed on the NYSE.

	12/15	12/16	12/17	12/18	12/19	12/20
CTO Realty Growth, Inc.	100.00	101.59	121.16	100.60	116.41	106.75
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36
FTSE Nareit Equity REITs	100.00	108.52	114.19	108.91	137.23	126.25
NYSE American	100.00	119.69	120.89	103.04	116.61	113.76
Peer Group	100.00	132.61	141.49	132.32	171.19	180.60

ITEM 6.              SELECTED FINANCIAL DATA

The following table summarizes our selected historical financial information for each of the last five fiscal years (in thousands except per share amounts). The selected financial information has been derived from our audited Consolidated Financial Statements. Additional data for fiscal years 2020, 2019, and 2018 is included elsewhere in this report.

The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and notes along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Fiscal Years Ended
	2020	2019	2018	2017	2016
Summary of Operations:
Total Revenues	$56,381	$44,941	$43,658	$38,651	$31,415
Total Direct Cost of Revenues	(15,211)	(7,105)	(8,761)	(8,338)	(7,765)
General and Administrative	(11,567)	(9,818)	(9,785)	(10,253)	(10,298)
Impairment Charges	(9,147)	—	—	—	(2,181)
Depreciation and Amortization	(19,063)	(15,797)	(15,762)	(12,315)	(7,929)
Gain on Disposition of Assets	9,746	21,978	22,035	—	12,759
Gain on Extinguishment of Debt	1,141	—	—	—	—
Operating Income	12,280	34,199	31,385	7,745	16,001
Interest Expense, Net of Investment Income (Loss)	(17,270)	(12,122)	(10,371)	(8,485)	(9,284)
Income Tax Benefit (Expense) from Continuing Operations	83,499	(5,472)	(6,025)	22,481	(3,613)
Income from Continuing Operations	78,509	16,605	14,989	21,741	3,104
Income from Discontinued Operations (Net of Income Tax)	—	98,368	22,179	19,978	13,095
Net Income	78,509	114,973	37,168	41,719	16,199
Less: Net Loss Attributable to Noncontrolling Interest in Consolidated VIE	—	—	—	—	52
Net Income Attributable to CTO Realty Growth, Inc.	$78,509	$114,973	$37,168	$41,719	$16,251

Weighted Average Number of Common Shares:
Basic	4,704,877	4,991,656	5,495,792	5,538,859	5,680,165
Diluted	4,704,877	4,998,043	5,529,321	5,579,792	5,693,862

Basic:
Net Income from Continuing Operations Attributable to CTO Realty Growth, Inc.	$16.69	$3.32	$2.72	$3.92	$0.56
Net Income from Discontinued Operations Attributable to CTO Realty Growth, Inc. (Net of Income Tax)	—	19.71	4.04	3.61	2.30
Basic Net Income per Share	$16.69	$23.03	$6.76	$7.53	$2.86

Diluted:
Net Income from Continuing Operations Attributable to CTO Realty Growth, Inc.	$16.69	$3.32	$2.71	$3.90	$0.55
Net Income from Discontinued Operations Attributable to CTO Realty Growth, Inc. (Net of Income Tax)	—	19.68	4.01	3.58	2.30
Basic Net Income per Share	$16.69	$23.00	$6.72	$7.48	$2.85

Dividends Paid Per Share	$13.88	$0.44	$0.27	$0.18	$0.12

Summary of Financial Position:
Real Estate—Net	$442,384	$370,591	$368,751	$342,628	$267,611
Total Assets	$665,931	$703,286	$556,330	$466,130	$408,623
Stockholders’ Equity	$350,899	$285,413	$211,761	$184,178	$148,276
Long-Term Debt	$273,061	$287,218	$247,625	$195,816	$166,245

Non-GAAP Financial Measures

Our reported results are presented in accordance with GAAP. We also disclose Funds From Operations (“FFO”) and Adjusted Funds From Operations (“AFFO”), both of which are non-GAAP financial measures. We believe these two non-GAAP financial measures are useful to investors because they are widely accepted industry measures used by analysts and investors to compare the operating performance of REITs.

FFO and AFFO do not represent cash generated from operating activities and are not necessarily indicative of cash available to fund cash requirements; accordingly, they should not be considered alternatives to net income as a performance measure or cash flows from operating activities as reported on our statement of cash flows as a liquidity measure and should be considered in addition to, and not in lieu of, GAAP financial measures.

We compute FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO as GAAP net income or loss adjusted to exclude extraordinary items (as defined by GAAP), net gain or loss from sales of depreciable real estate assets, impairment write-downs associated with depreciable real estate assets and real estate related depreciation and amortization, including the pro rata share of such adjustments of unconsolidated subsidiaries. The Company also excludes the gains or losses from sales of assets incidental to the primary business of the REIT which specifically include the sales of mitigation credits, impact fee credits, subsurface sales, and the land sales gains included in discontinued operations. To derive AFFO, we modify the NAREIT computation of FFO to include other adjustments to GAAP net income related to non-cash revenues and expenses such as straight-line rental revenue, amortization of deferred financing costs, amortization of capitalized lease incentives and above- and below-market lease related intangibles, and non-cash compensation. Such items may cause short-term fluctuations in net income but have no impact on operating cash flows or long-term operating performance. We use AFFO as one measure of our performance when we formulate corporate goals.

FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers primarily because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. We believe that AFFO is an additional useful supplemental measure for investors to consider because it will help them to better assess our operating performance without the distortions created by other non-cash revenues or expenses. FFO and AFFO may not be comparable to similarly titled measures employed by other companies.

Reconciliation of Non-GAAP Measures (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Net Income	$78,509	$114,973	$37,168
Depreciation and Amortization	19,063	15,797	16,135
Gains on Disposition of Assets	(9,746)	(16,507)	(16,551)
Losses (Gains) on Other Assets (Including Discontinued Operations)	2,480	(99,978)	(25,582)
Impairment Charges	9,147	—	1,119
Unrealized (Gain) Loss on Investment Securities	8,240	(61)	—
Income Tax Benefit from Elimination of REIT Deferred Tax Liabilities	(80,225)	—	—
Funds from Operations	$27,468	$14,224	$12,289
Adjustments:
Straight-Line Rent Adjustment	$(2,564)	$(1,680)	$(1,697)
COVID-19 Rent Repayments (Deferrals), Net	(1,005)	—	—
Amortization of Intangibles to Lease Income	(1,754)	(2,383)	(2,339)
Lease Incentive Amortization	—	277	302
Contributed Leased Assets Accretion	(245)	(217)	(218)
Gain on Extinguishment of Debt	(1,141)	—	—
Amortization of Discount on Convertible Debt	1,379	1,357	1,273
Non-Cash Compensation	2,786	2,688	1,923
Non-Recurring G&A	1,426	462	1,204
Loan Cost Amortization	454	444	495
Accretion of Loan Origination Fees	(161)	(135)	—
Non-Cash Imputed Interest	(428)	(218)	(29)
Adjusted Funds from Operations	$26,215	$14,819	$13,203

Weighted Average Number of Common Shares:
Basic	4,704,877	4,991,656	5,495,792
Diluted	4,704,877	4,998,043	5,529,321

Dividends Declared and Paid	$13.88	$0.44	$0.27

Other Data (in thousands except per share data):

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
FFO	$27,468	$14,224	$12,289
FFO per diluted share	$5.84	$2.85	$2.22
AFFO	$26,215	$14,819	$13,203
AFFO per diluted share	$5.57	$2.97	$2.39

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

Our Business

We are a diversified real estate operating company that was founded in 1910. We own and manage, sometimes utilizing third-party property management companies, 27 commercial real estate properties in 10 states in the United States. As of December 31, 2020, we owned 21 single-tenant and six multi-tenant income-producing properties with 2.5 million square feet of gross leasable space. See Note 25, “Subsequent Events” in the notes to the consolidated financial statements in Item 8 for information related to the income properties acquired and sold subsequent to December 31, 2020.

In addition to our income property portfolio, as of December 31, 2020, our business included the following:

Management Services:

●	A fee-based management business that is engaged in managing Alpine Income Property Trust, Inc. (“PINE”) and the entity that holds approximately 1,600 acres of undeveloped land in Daytona Beach, Florida (the “Land JV”), see Note 6, “Related Party Management Services Business” in the notes to the consolidated financial statements in Item 8.

Commercial Loan and Master Lease Investments:

●	A portfolio of one commercial loan investment and two commercial properties, which are included in the 27 commercial real estate properties above, whose leases are classified as commercial loan and master lease investments.

Real Estate Operations:

●	A portfolio of subsurface mineral interests associated with 454,000 surface acres in 20 counties in the State of Florida and a portfolio of mitigation credits (see Note 25, “Subsequent Events” in the notes to the consolidated financial statements in Item 8 for information related to the subsurface acres sold subsequent to December 31, 2020);

●	A retained interest in the Land JV which is seeking to sell approximately 1,600 acres of undeveloped land in Daytona Beach, Florida; and

●	An interest in a joint venture (the “Mitigation Bank JV”) that owns a 2,500 acre parcel of land in the western part of Daytona Beach, Florida which is engaged in the operation of a mitigation bank, which, pursuant to a mitigation plan approved by the applicable state and federal authorities, produces mitigation credits that are marketed and sold to developers of land in the Daytona Beach area for the purpose of enabling the developers to obtain certain regulatory permits.

Our business also includes, as outlined above, the current value of our investment in PINE of $30.6 million, or 23.5% of the PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

Discontinued Operations. The Company reports the historical financial position and results of operations of disposed businesses as discontinued operations when it has no continuing interest in the business. On October 16, 2019, the Company sold a controlling interest in its wholly owned subsidiary that held 5,300 acres of undeveloped land in Daytona Beach, Florida. On October 17, 2019, the Company sold its interest in the golf operations. For the years ended December 31, 2019 and 2018, the Company has reported the historical financial position and the results of operations related to the Land JV and the golf operations as discontinued operations (see Note 24, “Assets and Liabilities Held for Sale and Discontinued Operations” in the notes to the consolidated financial statements in Item 8). The cash flows related to discontinued operations have been disclosed. There were no discontinued operations during the year ended December 31, 2020.

REIT Conversion

As of December 31, 2020, the Company has completed certain internal reorganization transactions necessary to begin operating in compliance with the requirements for qualification and taxation as a real estate investment trust “REIT” for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”), for the taxable year ended December 31, 2020. See Item 1, “Business” for information related to the Company’s REIT conversion and related transactions.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of the COVID-19 Pandemic, which has spread throughout the United States. The spread of the COVID-19 Pandemic has continued to cause significant volatility in the U.S. and international markets, and in many industries, business activity has experienced periods of almost complete shutdown. There continues to be uncertainty around the duration and severity of business disruptions related to the COVID-19 Pandemic, as well as its impact on the U.S. economy and international economies.

The actions taken by federal, state and local governments to mitigate the spread of COVID-19, initially by ordering closures of non-essential businesses and ordering residents to generally stay at home, and subsequent phased re-openings, have resulted in some of our tenants temporarily closing their businesses, and for some, impacting their ability to pay rent.

The Company collected 99% of the Contractual Base Rent (“CBR”) due for the three months ended December 31, 2020. CBR represents the amount owed to the Company under the terms of its lease agreements in each respective month. The Company has previously agreed to defer or abate certain CBRs in exchange for additional lease term or other lease enhancing additions. In general, repayment of the deferred CBR, whereby an agreement has been reached by the Company and the tenant, will generally occur from the time of deferment, with ratable payments continuing, in some cases, through the end of 2021. In connection with the leases in which rent was abated, other lease modifications, including extended lease terms and imposition of percentage rent, were agreed to by the Company and the tenants. Depending upon the duration of tenant closures and the overall economic downturn resulting from the COVID-19 Pandemic, we may find deferred rents difficult to collect. See Note 25, “Subsequent Events” in the notes to the consolidated financial statements in Item 8 for the Company’s disclosure related to 2021 rent collections.

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

An assessment of the current or identifiable potential financial and operational impacts on the Company as a result of the COVID-19 Pandemic are as follows:

●	The total borrowing capacity on the Credit Facility is based on the assets currently in the borrowing base, as defined by the Company’s Credit Facility agreement. Pursuant to the terms of the Credit Facility, any property in the borrowing base with a tenant that is more than 60 days past due on its contractual rent obligations would be automatically removed from the borrowing base and the Company’s borrowing capacity would be reduced. For the tenants requesting rent relief with which the Company has reached an agreement, such deferral and/or abatement agreements for current rent, under the terms of the credit facility, would not be past due if it adheres to such modification, and thus those properties would not be required to be removed from the borrowing base. The Company’s available borrowing capacity has not been limited as a result of the referenced terms of the revolving credit facility.
●	As a result of the outbreak of the COVID-19 Pandemic, the federal government and the state of Florida issued orders encouraging everyone to remain in their residence and not go into work. In response to these orders and in the best interest of our employees and directors, we have implemented significant preventative measures to ensure the health and safety of our employees and Board, including: (i) conducting all meetings of the Board and Committees of the Board telephonically or via a visual conferencing service, (ii) permitting the Company’s employees to work from home at their election, (iii) enforcing appropriate social distancing practices in the Company’s office, (iv) encouraging the Company’s employees to wash their hands often and use face masks, (v) providing hand sanitizer and other disinfectant products throughout the Company’s office, (vi) requiring employees who do not feel well in any capacity to stay at home, and (vii) requiring all third-party delivery services (e.g. mail, food delivery, etc.) to complete their service outside the front door of the Company’s office. The Company also offered COVID-19 testing to its employees to ensure a safe working environment. These preventative measures have not had any material adverse impact on the Company’s financial reporting systems, internal controls over financial reporting or disclosure controls and procedures. At this time, we have not laid off, furloughed, or terminated any employee in response to the COVID-19 Pandemic. As more information about the effects of the COVID-19 Pandemic become known, the Compensation Committee of the Board may reevaluate management’s 2020 performance goals and other aspects of the compensation arrangements of the Company’s executive officers in connection with the assessment of management’s 2020 performance.

SUMMARY OF OPERATING RESULTS FOR YEAR ENDED DECEMBER 31, 2020 COMPARED TO DECEMBER 31, 2019

REVENUE

Total revenue for the year ended December 31, 2020 is presented in the following summary and indicates the changes as compared to the year ended December 31, 2019 (in thousands):

	Revenue for the	Increase (Decrease)
	Year Ended	Vs. Same Period	Vs. Same Period
Operating Segment	12/31/2020	in 2019	in 2019 (%)
Income Properties	$49,953	$7,997	19.1%
Management Services	2,744	2,440	802.6%
Commercial Loan and Master Lease Investments	3,034	1,205	65.9%
Real Estate Operations	650	(202)	(23.7)%
Total Revenue	$56,381	$11,440	25.5%

Total revenue for the year ended December 31, 2020 increased to $56.4 million, compared to $44.9 million during the same period in 2019. The increase in total revenue reflects the net impact of an increase in revenue from our income property operations of $8.0 million, which is the result of an increase in revenue of $23.8 million from recent acquisitions partially offset by a decrease relating to our recent dispositions of income properties, which totaled $15.4 million. Revenues further benefited from the increase of $2.4 million in connection with the management fees we earned from PINE and the Land JV in addition to $1.2 million in increased revenues generated from the commercial loan and master lease investments portfolio due to the timing of investments.

	Revenue for the	Increase (Decrease)
	Year Ended	Vs. Same Period	Vs. Same Period
Income Property Operations Revenue (in thousands)	12/31/2020	in 2019	in 2019 (%)
Revenue from Recent Acquisitions	$23,816	$23,816	100.0%
Revenue from Recent Dispositions	—	(15,373)	(100.0)%
Revenue from Remaining Portfolio	24,383	183	0.8%
Accretion of Above Market/Below Market Intangibles	1,754	(629)	(26.4)%
Total Income Property Operations Revenue	$49,953	$7,997	19.1%

	Revenue for the	Increase (Decrease)
	Year Ended	Vs. Same Period	Vs. Same Period
Real Estate Operations Revenue (in thousands)	12/31/2020	in 2019	in 2019 (%)
Mitigation Credit Sales	$6	$6	100.0%
Subsurface Revenue	638	(110)	(14.8)%
Fill Dirt and Other Revenue	6	(98)	(94.0)%
Total Real Estate Operations Revenue	$650	$(202)	(23.7)%

NET INCOME

Net income and basic net income per share for the year ended December 31, 2020, as compared to the same period in 2019, was as follows (in thousands except per share data):

			Increase (Decrease)
	Year Ended	Year Ended	Vs. Same Period	Vs. Same Period
	12/31/2020	12/31/2019	in 2019	in 2019 (%)
Net Income from Continuing Operations	$78,509	$16,605	$61,904	372.8%
Income from Discontinued Operations (Net of Income Tax)	—	98,368	(98,368)	(100.0)%
Net Income	$78,509	$114,973	$(36,464)	(31.7)%

Basic Net Income from Continuing Operations Per Share	$16.69	$3.32	$13.37	402.7%
Basic Net Income from Discontinued Operations Per Share	—	19.71	(19.71)	(100.0)%
Basic Net Income Per Share	$16.69	$23.03	$(6.34)	(27.5)%

Our above results for the year ended December 31, 2020, as compared to the same period in 2019, reflected the following significant operating elements, in addition to the impacts on revenues described above:

●	An increase in the direct cost of real estate operations of $3.1 million primarily related to the 42 mitigation credits with a cost basis of $2.9 million provided at no cost to buyers during the year ended December 31, 2020;

●	An increase in general and administrative expense of $1.7 million of which increase is primarily related to legal, audit, and other professional fees incurred in connection with the Company’s REIT conversion which totaled $1.4 million;

●	An increase in impairment charges of $9.1 million primarily related to (i) a $7.1 million impairment of the Company’s retained interest in the Land JV and (ii) the Company’s implementation of CECL resulting in an allowance reserve of $0.3 million, in addition to the impairment totaling $1.6 million, recognized during the first quarter of 2020, related to marketing the Company’s loan portfolio in advance of their upcoming maturities, prior to the disposition of four commercial loan and master lease investments during the second quarter of 2020;

●	An increase in depreciation and amortization expense of $3.3 million which is primarily due to the increase in the Company’s income property portfolio;

●	A decrease in gain on disposition of assets totaling $12.2 million attributable to $10.1 million on the disposition of ten single-tenant income properties, one multi-tenant income property, one vacant land parcel and eight billboard sites during the year ended December 31, 2020, versus that of gains totaling $22.0 million on the disposition of three multi-tenant income properties and 21 single-tenant income properties, including the 20 single-tenant properties to sold to PINE, during the year ended December 31, 2019. The decrease in gain on disposition of assets was further impacted by the sale of four of the Company’s commercial loan and master lease investments, resulting in loss of $0.4 million, or $0.06 per share, after tax;

●	An increase in gain on extinguishment of debt of $1.1 million, or $0.18 per share, after tax related to the repurchase of $12.5 million aggregate amount of 2025 Notes at a discount totaling $2.6 million;

●	A decrease in investment and other income (loss) of $6.8 million primarily due to the decrease in the closing stock price of PINE on December 31, 2020 resulting in the unrealized, non-cash loss on the Company’s investment in PINE of $8.2 million, or $1.75 per share, after tax; and

●	Income tax benefit of $83.5 million during the year ended December 31, 2020 which includes $82.5 million related to the de-recognition of the deferred tax assets and liabilities associated with the entities included in the REIT, as a result of the Company’s REIT election, versus income tax expense of $5.5 million during the comparable period in the prior year.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled $50.0 million and $38.0 million, respectively, during the year ended December 31, 2020, compared to total revenue and operating income of $42.0 million and $35.0 million, respectively, for the year ended December 31, 2019. The direct costs of revenues for our income property operations totaled $12.0 million and $7.0 million for the year ended December 31, 2020 and 2019, respectively. The increase in revenues of $8.0 million, or 19.1%, during the year ended December 31, 2020 reflects our expanded portfolio of income properties including increases of $23.8 million due to recent acquisitions, offset by the decrease of $15.4 million related to our recent disposition of income properties. Revenue from our income properties during the year ended December 31, 2020 and 2019 also includes $1.8 million and $2.4 million, respectively, in revenue from the net accretion of the above-market and below-market lease intangibles, of which a significant portion is attributable to the property located in Raleigh, North Carolina, leased to Wells Fargo (“Wells Fargo Raleigh”). Our increased operating income from our income property operations reflects increased rent revenues, offset by an increase of $5.0 in our direct costs of revenues which was primarily comprised of $7.5 million in increased operating expenses related to our recent acquisitions, offset by the reduction in operating expenses related to our recent disposition of income properties. See our discussion above under the heading  “COVID-19 Pandemic” for a description of how the COVID-19 Pandemic has impacted our income property operations.

MANAGEMENT SERVICES

Revenue from our management services totaled $2.7 million during the year ended December 31, 2020, including $2.5 million and $0.2 million earned from PINE and the Land JV, respectively. During the year ended December 31, 2019, the Company earned management services revenue from PINE of $0.2 million which represents the initial stub period of PINE’s operations from November 26, 2019 to December 31, 2019 and $0.1 million from the Land JV which represents the initial stub period of the Land JV’s operations from October 16, 2019 to December 31, 2019.

COMMERCIAL LOAN AND MASTER LEASE INVESTMENTS

Interest income from our commercial loan and master lease investments totaled $3.0 million $1.8 million during the years ended December 31, 2020 and 2019, respectively. The increase is due to the timing of investing in the Company’s commercial loan and master lease investment portfolio, as the Company held no commercial loan and master lease investments until the second quarter 2019. The loans originated during, and subsequent to, the second quarter of 2019 through the remainder of 2019, were inclusive of four loans, two of which were sold during the second quarter of 2020 and one which was repaid in full by the buyer of the Company’s former golf operations during the fourth quarter of 2020. These decreased revenues were partially offset by the Company’s origination of two loans during the first quarter of 2020, which were sold during the second quarter of 2020, in addition to the origination of one loan during both the third and fourth quarter of 2020.

REAL ESTATE OPERATIONS

During the year ended December 31, 2020, operating loss from real estate operations was $2.6 million on revenues totaling $0.6 million. During the year ended December 31, 2019, operating income from real estate operations was $0.7 million on revenues totaling $0.9 million. The operating loss during the year ended December 31, 2020, was due to the decrease in revenue of $0.2 million, in addition to the 42 mitigation credits with a cost basis of $2.9 million that were provided at no cost to buyers during 2020.

GENERAL AND ADMINISTRATIVE AND OTHER CORPORATE EXPENSES

Total general and administrative expenses for the year ended December 31, 2020 is presented in the following summary and indicates the changes as compared to the year ended December 31, 2019 (in thousands):

	G&A Expense	(Increase) Decrease
	Year Ended	Vs. Same Period	Vs. Same Period
General and Administrative Expenses	12/31/2020	in 2019	in 2019 (%)
Recurring General and Administrative Expenses	$7,355	$(687)	(10.3)%
Non-Cash Stock Compensation	2,786	(98)	(3.6)%
REIT Conversion and Other Non-Recurring Items	1,426	(964)	(208.7)%
Total General and Administrative Expenses	$11,567	$(1,749)	(17.8)%

General and administrative expenses totaled $11.6 million and $9.8 million for the years ended December 31, 2020 and 2019, respectively, of which increase is primarily related to legal, audit, and other professional fees incurred in connection with the Company’s REIT conversion totaling $1.4 million.

GAINS (LOSSES) ON DISPOSITION OF ASSETS

2020 Dispositions. During the year ended December 31, 2020, the Company sold 11 income properties and one vacant land parcel for total disposition volume of $86.5 million. The sale of the properties generated a gain of $8.6 million. In addition to the income property and vacant land parcel dispositions, the Company sold eight of its remaining nine billboard sites for a sales price of $1.5 million, resulting in a gain equal to the sales price. See Note 25, “Subsequent Events” in the notes to the consolidated financial statements in Item 8 for information related to the single-tenant income properties sold subsequent to December 31, 2020.

The income properties disposed of during the year ended December 31, 2020 are described below:

Tenant Description	Tenant Type	Date of Disposition	Sales Price ($000's)	Gain (Loss) on Sale ($000's)	EPS, After Tax
CVS, Dallas, TX	Single-Tenant	04/24/20	$15,222	$854	$0.14
Wawa, Daytona Beach, FL	Single-Tenant	04/29/20	6,002	1,769	0.29
JPMorgan Chase Bank, Jacksonville, FL	Single-Tenant	06/18/20	6,715	959	0.15
7-Eleven, Dallas, TX	Multi-Tenant	06/26/20	2,400	(46)	(0.01)
Bank of America, Monterey, CA	Single-Tenant	06/29/20	9,000	3,892	0.63
Wawa, Jacksonville, FL	Single-Tenant	07/23/20	7,143	246	0.04
Carrabbas, Austin, TX	Single-Tenant	08/05/20	2,555	(84)	(0.01)
PDQ, Jacksonville, FL	Single-Tenant	09/08/20	2,540	128	0.02
Macaroni Grill, Arlington, TX	Single-Tenant	10/13/20	2,500	68	0.01
Aspen Development, Aspen, CO	Single-Tenant	12/21/20	28,500	501	0.11
Outback, Austin, TX	Single-Tenant	12/23/20	3,402	222	0.07
Total / Weighted Average			$85,979	$8,509	$1.44

2019 Dispositions. Twenty-one single-tenant income properties were disposed of during the year ended December 31, 2019 as follows:

●	On November 26, 2019, as part of PINE’s initial public offering (the “IPO”), the Company sold or contributed 20 single-tenant net-leased income properties to PINE and its operating partnership (the “Alpine OP”) for aggregate cash consideration of $125.9 million for 15 of the properties and an aggregate of 1,223,854 of the Alpine OP (“OP Units”) for 5 of the properties, with the OP Units having an initial value of $23.3 million, based on Alpine’s IPO price, resulting in a gain of $1.0 million, or $0.16 per share, after tax (the “PINE Income Property Sale Transactions”).
●	On August 7, 2019, the Company sold its 1.56-acre outparcel subject to a ground lease with Wawa located in Winter Park, Florida for $2.8 million (the “Wawa Sale”). The property is an outparcel to the Grove at Winter Park which the Company sold in May 2019. The gain on the Wawa Sale totaled $2.1 million, or $0.33 per share, after tax.

Additionally, three multi-tenant income properties, which were classified in assets held for sale as of December 31, 2018, were disposed of during the year ended December 31, 2019 (the “Multi-Tenant Dispositions”) as described below.

●	On June 24, 2019, the Company sold its 76,000 square foot multi-tenant retail property located in Santa Clara, California for $37.0 million (the “Peterson Sale”). The gain on the Peterson Sale totaled $9.0 million, or $1.36 per share, after tax.
●	On May 23, 2019, the Company sold its 112,000 square foot multi-tenant retail property, anchored by a 24 Hour Fitness, located in Winter Park, Florida for $18.3 million (the “Grove Sale”). The gain on the Grove Sale totaled $2.8 million, or $0.42 per share, after tax.
●	On February 21, 2019, the Company sold its 59,000 square foot multi-tenant retail property, anchored by a Whole Foods Market retail store, located in Sarasota, Florida for $24.6 million (the “Whole Foods Sale”). The gain on the Whole Foods Sale totaled $6.9 million, or $0.96 per share, after tax.

There were no impairment charges on the Company’s income property portfolio during the years ended December 31, 2020, 2019, or 2018.

During the years ended December 31, 2019, and 2018, the Company did not recognize any impairments on its undeveloped land holdings. During the year ended December 31, 2020, the Company recognized $7.2 million in impairment charges related to its undeveloped land holdings. The $7.2 million is comprised of a $0.1 million impairment charge on one of the land parcels included in the Daytona Beach Development and a $ 7.1 million impairment charge on the Company’s retained interest in the Land LV. The $7.1 million impairment on the retained interest in the Land JV is the result of a re-forecast of the anticipated undiscounted future cash flows to be received by the Company based on the estimated timing of future land sales from the Land JV. As the timing of land sales is a significant estimate, the Company deems that there is at least a remote possibility that this estimate could change in the near term.

INVESTMENT AND OTHER INCOME (LOSS)

During the year ended December 31, 2020, the closing stock price of PINE decreased by $4.04 per share, with a closing price of $14.99 on December 31, 2020 versus $19.03 on December 31, 2019. As a result, the Company recognized an unrealized, non-cash loss on its 2,039,644 shares (including OP Units) of $8.2 million, or $1.75 per share, after tax, which is included in investment and other income (loss).

DISCONTINUED OPERATIONS

During year ended December 31, 2020, there was no activity related to discontinued operations. During the year ended December 31, 2019, discontinued operations activity consisted of land operations and golf operations, which were sold during the fourth quarter of 2019, of which activity is further described below. For the years ended December 31, 2019 and 2018, the Company has reported the historical financial position and the results of operations related to the Land JV and the golf operations as discontinued operations.

Land Operations. On October 16, 2019,  the Company sold a controlling interest in its wholly owned subsidiary that held 5,300 acres of undeveloped land in Daytona Beach, Florida (the “Magnetar Land Sale”) for $97.0 million. The Magnetar Land Sale resulted in a gain of $127.5 million, which was comprised of a gain of $78.6 million, or $12.21 per share, after tax, on the land sale and a non-cash gain of $48.9 million on the Company’s retained interest in the Land JV, or $7.59 per share, after tax. Excluding the Magnetar Land Sale, the Company closed on five land sale transactions, generating proceeds of $11.0 million and the recognition of the cost basis in the land plus closing costs of $5.3 million.

Golf Operations. Revenues and direct cost of revenues from golf operations totaled $4.1 million and $5.3 million, respectively, for the year ended December 31, 2019. The Company did not recognize any deprecation or amortization expense for the year ended December 31, 2019 as the golf operations were treated as discontinued operations as of December 31, 2018. The Company’s golf operations had a net operating loss of $1.2 million during the year ended December 31, 2019.

INTEREST EXPENSE

Interest expense totaled $10.8 million and $12.5 million for the years ended December 31, 2020 and 2019, respectively. The decrease of $1.6 million is primarily attributable to the lower rate on the outstanding balance of the 2025 Notes, compared to the 2020 Notes.

SUMMARY OF OPERATING RESULTS FOR YEAR ENDED DECEMBER 31, 2019 COMPARED TO DECEMBER 31, 2018

REVENUE

Total revenue for the year ended December 31, 2019 is presented in the following summary and indicates the changes as compared to the year ended December 31, 2018 (in thousands):

	Revenue for the	Increase (Decrease)
	Year Ended	Vs. Same Period	Vs. Same Period
Operating Segment	12/31/2019	in 2018	in 2018 (%)
Income Properties	$41,956	$1,880	5%
Management Services	304	304	100%
Commercial Loan and Master Lease Investments	1,829	1,213	197%
Real Estate Operations	852	(2,114)	(71)%
Total Revenue	$44,941	$1,283	3%

Total revenue for the year ended December 31, 2019 increased to $44.9 million, compared to $43.7 million during the same period in 2018. The slight increase in total revenue reflects the net impact of an increase in revenue from our income property operations of $1.9 million, which is the result of an increase in revenue of $8.5 million from acquisitions during the year and a decrease relating to our dispositions of income properties during the year ended December 31, 2019 which totaled $5.3 million. In addition, our revenues increased by $0.3 million in connection with the management fees earned from PINE and the Land JV totaling $0.2 million and $0.1 million, respectively, and total revenues increased by $1.2 million based on the increase in revenue generated by our commercial loan and master lease investments portfolio. These increases were offset by a decrease of $2.1 million in the revenue we generated from our real estate operations segment, which does not include any results of the land sales we achieved in 2019, which pertains to the termination of the subsurface lease as well as a decrease of $1.3 million in impact fee and mitigation credit sales.

	Revenue for the	Increase (Decrease)
	Year Ended	Vs. Same Period	Vs. Same Period
Income Property Operations Revenue (in thousands)	12/31/2019	in 2018	in 2018 (%)
Revenue from Recent Acquisitions	$11,124	$8,529	329%
Revenue from Recent Dispositions	9,138	(5,260)	(37)%
Revenue from Remaining Portfolio	19,311	(1,433)	(7)%
Accretion of Above Market/Below Market Intangibles	2,383	44	2%
Total Income Property Operations Revenue	$41,956	$1,880	5%

	Revenue for the	Increase (Decrease)
	Year Ended	Vs. Same Period	Vs. Same Period
Real Estate Operations Revenue (in thousands)	12/31/2019	in 2018	in 2018 (%)
Impact Fee and Mitigation Credit Sales	$—	$(1,338)	(100)%
Subsurface Revenue	748	(877)	(54)%
Fill Dirt and Other Revenue	104	101	100%
Total Real Estate Operations Revenue	$852	$(2,114)	(71)%

NET INCOME

Net income and basic net income per share for the years ended December 31, 2019, as compared to the same period in 2018, was as follows (in thousands except per share data):

			Increase (Decrease)
	Year Ended	Year Ended	Vs. Same Period	Vs. Same Period
	12/31/2019	12/31/2018	in 2018	in 2018 (%)
Net Income from Continuing Operations	$16,605	$14,989	$1,616	11%
Income from Discontinued Operations (Net of Income Tax)	98,368	22,179	76,189	344%
Net Income	$114,973	$37,168	$77,805	209%

Basic Net Income from Continuing Operations Per Share	$3.32	$2.72	$0.60	22%
Basic Net Income from Discontinued Operations Per Share	19.71	4.04	15.67	388%
Basic Net Income Per Share	$23.03	$6.76	$16.27	241%

Our above results for the year ended December 31, 2019, as compared to the same period in 2018, reflected the following significant operating elements in addition to the impacts on revenues described above:

●	The $127.5 million gain on the sale of the controlling interest in the wholly-owned subsidiary that held the Company’s land holdings of 5,300 acres, for $97.0 million which resulted in a gain of $78.6 million, or $12.21 per share, after tax, on the land sale and a non-cash gain of $48.9 million on the Company’s retained interest in the Land JV, or $7.59 per share, after tax;
●	A decrease in direct cost of revenues of $1.7 million primarily reflecting the decrease of $1.2 million in the direct cost of revenues of the income property operations segment reflecting the income property disposition during 2019; and
●	Increased interest expense of $2.0 million resulting from increased borrowings under our Credit Facility.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled $42.0 million and $35.0 million, respectively, during the year ended December 31, 2019, compared to total revenue and operating income of $40.1 million and $31.9 million, respectively, for the year ended December 31, 2018. The direct costs of revenues for our income property operations totaled $7.0 million and $8.2 million for the years ended December 31, 2019 and 2018, respectively. The increase in revenues of $1.9 million, or 5%, during the year ended December 31, 2019 reflects our expanded portfolio of income properties including increases of $8.5 million due to recent acquisitions, offset by the decrease of $5.3 million related to properties we sold during 2019. Revenue from our income properties during years ended December 31, 2019 and 2018 also includes $2.4 million in revenue from the accretion of the below-market lease intangible, of which a significant portion is attributable to Wells Fargo Raleigh. Our increased operating income from our income property operations reflects increased rent revenues and a decrease of $1.2 million in our direct costs of revenues which was primarily comprised of $0.2 million in increased operating expenses related to our recent acquisitions, offset by the reduction in operating expenses related to the recent PINE Income Property Sale Transactions and Multi-Tenant Dispositions.

MANAGEMENT SERVICES

Revenue from our management services totaled $0.3 million during the year ended December 31, 2019 with no revenue recognized during the year ended December 31, 2018. During the year ended December 31, 2019, the Company earned management services revenue from PINE of $0.2 million which represents the initial stub period of PINE’s operations from November 26, 2019 to December 31, 2019 and $0.1 million from the Land JV which represents the initial stub period of the Land JV’s operations from October 16, 2019 to December 31, 2019.

COMMERCIAL LOAN AND MASTER LEASE INVESTMENTS

Interest income from our commercial loan and master lease investments totaled $1.8 million and $0.6 million during the years ended December 31, 2019 and 2018, respectively. The increase is primarily attributable to investment in three commercial loans during 2019 totaling $18.3 million and with a weighted-average interest rate of 11.3%.

REAL ESTATE OPERATIONS

During the year ended December 31, 2019, operating income from real estate operations was $0.7 million on revenues totaling $0.9 million. During the year ended December 31, 2018, operating income was $2.4 million on revenues totaling $3.0 million. The decrease in revenue of $2.1 million and operating income of $1.6 million is primarily attributable to the decrease in the subsurface revenue  and impact fee and mitigation credit sales revenue of $0.9 million and $1.3 million, respectively. The decrease of $0.5 million in direct costs of real estate operations is primarily the result of the reduction of cost basis in the impact fees and the mitigation credits sold in December 31, 2018.

GENERAL AND ADMINISTRATIVE AND OTHER CORPORATE EXPENSES

Total general and administrative expenses for the year ended December 31, 2019 is presented in the following summary and indicates the changes as compared to the year ended December 31, 2018 (in thousands):

	G&A Expense	(Increase) Decrease
	Year Ended	Vs. Same Period	Vs. Same Period
General and Administrative Expenses	12/31/2019	in 2018	in 2018 (%)
Recurring General and Administrative Expenses	$6,668	$(149)	(2)%
Non-Cash Stock Compensation	2,688	(765)	(40)%
Stockholder, Proxy Matter and Alpine IPO Costs	462	881	65%
Total General and Administrative Expenses	$9,818	$(33)	0%

General and administrative expenses totaled $9.8 million for the years ended December 31, 2019 and 2018, respectively. While total general and administrative expenses for the year in 2019 were relatively flat compared to the same period in 2018, recurring general and administrative expense increased $0.1 million while the costs associated with certain stockholder matters was down $0.9 million. Non-cash stock compensation increased by $0.8 million which was due to the Company’s third year of performance share awards and a grant of stock to our directors in January of 2019.

GAINS ON DISPOSITION OF ASSETS

We recognized gains on dispositions of $22.0 million for the year ended December 31, 2019 which was the same amount we recognized on gains from dispositions in the same period of 2018.

The gains recognized for the year ended December 31, 2019 included the gain of $1.0 million we recognized from the sale of 20 single-tenant net lease properties to PINE in November 2019. In addition, the Company completed the sale of four other income properties during the year ended December 31, 2019. In February 2019, the Company sold its 59,000 square foot multi-tenant retail property located in Sarasota, Florida that was anchored by a Whole Foods Market grocery store, for $24.6 million. In May 2019, the Company sold its 112,000 square foot retail strip center, anchored by a 24-Hour Fitness, for $18.3 million. In June 2019 the Company sold its 76,000 square foot two-tenant office property in Santa Clara, California for $37.0 million. And finally, in August of 2019, the Company sold its property that was subject to a ground lease with WaWa for $2.8 million. In aggregate, the four dispositions generated $82.6 million in proceeds with gains recognized of $20.8 million, or $3.06 per share, after tax.

DISCONTINUED REAL ESTATE OPERATIONS

	Revenue for the	Increase (Decrease)
	Year Ended	Vs. Same Period	Vs. Same Period
Real Estate Operations Revenue (in thousands)	12/31/2019	in 2018	in 2018 (%)
Land Sales Revenue	$10,975	$(30,477)	(74)%
Revenue from Reimbursement of Infrastructure Costs	—	(1,556)	(100)%
Agriculture	68	45	196%
Total Real Estate Operations Revenue	$11,043	$(31,988)	(74)%

On October 16, 2019,  the Company completed the Magnetar Land Sale for $97.0 million, resulting in a gain of $127.5 million, which was comprised of a gain of $78.6 million, or $12.21 per share, after tax, on the land sale and a non-cash gain of $48.9 million on the Company’s retained interest in the Land JV, or $7.59 per share, after tax.

With regard to the revenue and direct cost of revenues for the year ended December 31, 2019 as compared to the same period in 2018 the decreases are attributable to the land sales transactions completed in 2019. During the year ended December 31, 2019 we closed five land sales transactions, excluding the Magnetar Land Sale, generating proceeds of $11.0 million and the recognition of the cost basis in the land plus closing costs of $5.3 million. In the year ended December 31, 2018 we closed 12 land sales transactions, excluding the Mitigation Bank transaction, generating proceeds of $42.9 million and the recognition of the cost basis in the land plus closing costs of $8.1 million.

DISCONTINUED GOLF OPERATIONS

Revenues from golf operations totaled $4.1 million and $4.9 million for the years ended December 31, 2019 and 2018, respectively. The total direct cost of golf operations revenues totaled $5.3 million and $5.8 million for the years ended December 31, 2019 and 2018, respectively. As a result of treating the golf operations as a discontinued operation as of December 31, 2018, the Company did not recognize any deprecation or amortization expense for the year ended December 31, 2019. The Company’s golf operations had a net operating loss of $1.2 million and $0.9 million during the years ended December 31, 2019 and 2018, respectively, an increase in operating results of $0.3 million.

INTEREST EXPENSE

Interest expense totaled $12.5 million and $10.4 million for the years ended December 31, 2019 and 2018, respectively. The increase of $2.0 million is primarily the result of increased borrowings under the Company’s Credit Facility generally for income property acquisitions and our stock buyback program.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled $33.8 million at December 31, 2020, including restricted cash of $29.5 million, see Note 2 “Summary of Significant Accounting Policies” under the heading Restricted Cash in the notes to the consolidated financial statements in Item 8 for the Company’s disclosure related to its restricted cash balance at December 31, 2020.

Our total cash balance at December 31, 2020, reflected cash flows provided by our operating activities totaling $16.9 million during the year ended December 31, 2020, compared to the prior year’s cash flows provided by operating activities totaling $16.4 million for the year ended December 31, 2019, an increase of $0.5 million. The increase of $0.5 million primarily consists of the aggregate increase in the cash flows provided by income properties, management fee income, and interest from commercial loan and master lease investments of $6.7 million, offset by a decrease in cash flows from real estate operations of $3.3 million, which is primarily due to the mitigation credits put to the Company by the Mitigation Bank JV. Cash flows from operating activities were also impacted by increased general and administrative expenses of $1.7 million, primarily related to the Company’s REIT conversion. Additionally, the Company’s operating activities related to discontinued golf and land operations totaled $3.5 million during the year ended December 31, 2019 with no such cash flows during the year ended December 31, 2020. The net change in operating cash was also impacted by various other differences with regards to timing of payments within other assets, accounts payable, and accrued and other liabilities for an increase of $2.8 million.

Our cash flows used in investing activities totaled $91.1 million for the year ended December 31, 2020, compared to cash flows provided by investing activities of $103.1 million for the year ended December 31, 2019, a decrease of $194.2 million. The decrease of $194.2 million is primarily the result of a decrease of cash inflows of $121.9 million related to the additional proceeds received during the year ended December 31, 2019 for three multi-tenant and 21 single-tenant dispositions, including the 20 single-tenant income properties sold to PINE, as compared to dispositions during the year ended December 31, 2020, a decrease of cash inflows of $96.1 million related to the proceeds received during the year ended December 31, 2019 for the disposition of the Land JV offset by an increase of cash inflows in 2020 totaling $23.0 million related to principal payments received on commercial loan and master lease investments.

Our cash flows used in financing activities totaled $26.9 million for the year ended December 31, 2020, compared to cash flows used in financing activities of $5.8 million for the year ended December 31, 2019, a decrease in cash of $21.1 million. The decrease of $21.1 million is primarily related to the net draws on the Company’s Credit Facility totaling $5.0 million during the year ended December 31, 2020, as compared to net draws on the Credit Facility of $39.1 million during the year ended December 31, 2019, partially offset by the cash outlay of $9.9 million to repurchase $12.5 million principal amount of the 2025 Notes, at a discount. The increase in cash outflows was also impacted by an increase of $12.3 million of dividends paid during the year ended December 31, 2020 as compared the prior year, primarily related to the Special Distribution (hereinafter defined). Offsetting the impact of our net borrowings, 2025 Note repurchases, and dividends paid, were the use of funds of $4.1 million for stock buybacks during the year ended December 31, 2020, versus $41.1 million of stock buybacks during the same period in 2019.

See Note 16, “Long-Term Debt” in the notes to the consolidated financial statements in Item 8 for the Company’s disclosure related to its long-term debt balance at December 31, 2020.

Acquisitions and Investments. As noted previously, the Company acquired two multi-tenant income properties and two single-tenant income properties during the year ended December 31, 2020 for an aggregate purchase price of $185.1 million. See Note 25, “Subsequent Events” in the notes to the consolidated financial statements in Item 8 for information related to the multi-tenant income property acquired subsequent to December 31, 2020.

Pursuant to the Company’s updated guidance for 2020, investments in income-producing properties totaled $185.0 million, which totals acquisitions made through December 31, 2020. We expect to fund future acquisitions utilizing cash on hand, cash from operations, proceeds from the dispositions of income properties through 1031 like-kind exchanges, and potentially the sale of all or a portion of our Subsurface Interests, and borrowings on our Credit Facility, if available. We expect dispositions of income properties and subsurface interests will qualify under the like-kind exchange deferred-tax structure, and additional financing sources.

Dispositions. During the year ended December 31, 2020, the Company sold 11 income properties and one vacant land parcel for total disposition volume of $86.5 million. The sale of the properties generated a gain of $8.6 million. In addition to the income property and vacant land parcel dispositions, the Company sold eight of its remaining nine billboard sites for a sales price of $1.5 million, resulting in a gain equal to the sales price. See Note 25, “Subsequent Events” in the notes to the consolidated financial statements in Item 8 for information related to the single-tenant income properties sold subsequent to December 31, 2020.

Contractual Commitments. The following are commitments as of December 31, 2020 related to the Company’s multi-tenant income property acquisitions completed during the first quarter of 2020:

●	In connection with the acquisition of Ashford Lane in Atlanta, Georgia on February 21, 2020, the Company received $0.5 million from the seller of the property for tenant improvement allowances and leasing commissions for multiple tenants. This amount is included in accrued and other liabilities. During the year ended December 31, 2020, payments totaling $0.4 million were made, leaving a remaining commitment of $0.1 million. Additionally, as of December 31, 2020, the Company is obligated to fund $1.9 million of tenant improvement and leasing commissions on new and amended leases entered into subsequent to acquisition. Lastly, in connection with the rebranding of this property, the Company has executed $0.2 million in architectural and civil engineering agreements which is committed as of December 31, 2020.
●	In connection with the acquisition of the Crossroads Towne Center property in Chandler, Arizona on January 24, 2020, the Company received $1.3 million from the seller of the property for tenant improvement allowances and leasing commissions for two tenants. This amount is included in accrued and other liabilities. During the year ended December 31, 2020, payments totaling $0.8 million were made, leaving a remaining commitment of $0.5 million.

The following are commitments as of December 31, 2020 pursuant to agreements executed related to the Company’s income property portfolio and undeveloped land holdings:

●	During the year ended December 31, 2020, the Company approved the funding of $1.6 million in capital improvements for building automation systems at the property located in Raleigh, NC leased to Wells Fargo. Wells Fargo completed the capital improvements during the three months ended December 31, 2020 and accordingly, $1.6 million was accrued and committed as of December 31, 2020 which was funded subsequent to December 31, 2020. In addition to the $1.6 million committed as of December 31, 2020, in January 2021, the Company executed an agreement for the replacement of cooling towers in the amount of $0.9 million.
●	During the year ended December 31, 2020, the Company entered into a lease amendment which includes $1.1 million of tenant improvement allowances at the property located in Daytona Beach, Florida leased to Crabby’s. Pursuant to the lease amendment, the tenant will expand their existing operations onto an adjacent piece of land currently owned by the Company, of which construction is scheduled to be completed over a one-year time period leaving a commitment of $1.1 million as of December 31, 2020.
●	Subsequent to December 31, 2020, the Company entered into a lease amendment which includes tenant improvements at the property located in Falls Church, Virginia leased to 24 Hour Fitness in the amount of $0.4 million.
●	In connection with the Daytona Beach Development, the Company has executed agreements for the demolition of certain existing structures, which commitments totaled $0.1 million as of December 31, 2020.

Off-Balance Sheet Arrangements. The operating agreement of the Mitigation Bank JV (the “Operating Agreement”) executed in conjunction with the mitigation bank transaction stipulates that the Company shall arrange for sales of the Mitigation Bank JV’s mitigation credits to unrelated third parties totaling no less than $6.0 million of revenue to the Mitigation Bank JV, net of commissions, by the end of 2020, utilizing a maximum of 60 mitigation credits (the “Minimum Sales Requirement”). The Operating Agreement stipulates that if the Minimum Sales Requirement is not achieved, then BlackRock has the right, but is not required, to cause the Company to purchase the number of mitigation credits necessary to reach the Minimum Sales Requirement (the “Minimum Sales Guarantee”). Subsequent to December 31, 2020, the Company has had active discussion with BlackRock regarding the Minimum Sales Guarantee. Based on those discussions, the Company currently anticipates that the Minimum Sales Guarantee payment would be paid to BlackRock in the latter half of 2021. The Company is also in discussion with BlackRock regarding the Company’s potential buyout of BlackRock’s position in the Mitigation Bank JV, the timing of which could occur in the latter half of 2021. There can be no assurances regarding the likelihood, timing, or final terms of such potential buyout.

During June 2018, upon closing the Mitigation Bank JV, the Company estimated the fair value of the Minimum Sales Guarantee at $0.1 million which was recorded as a reduction in the gain on the transaction and is included in accrued and other liabilities in the Company’s consolidated balance sheet. As of December 31, 2020, the Company considers the $0.1 million reasonable as upon payment of the Minimum Sales Guarantee, the Company will obtain mitigation credits, or the right to such credits, which would be recorded as an asset at the time of payment.

Other Matters. In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $0.2 million was accrued as of December 31, 2015, for which payment was made during the quarter ended September 30, 2016. Also, during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to 148.4 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from $1.7 million to $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of $1.7 million, representing the low end of the estimated range of possible restoration costs, and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of June 30, 2016, the final proposal from the Company’s third-party environmental engineer was received reflecting a total cost of $2.0 million. Accordingly, an increase in the accrual of $0.3 million was made during the second quarter of 2016. During the first quarter of 2019, the Company received a revised estimate for completion of the restoration work for which the adjusted final total cost was $2.4 million. Accordingly, an increase in the accrual of $0.4 million was recorded during the first quarter of 2019. The Company funded $2.4 million through December 31, 2020. On August 10, 2020, the Company transferred 13.31 federal mitigation credits to the permit related to the land that gave rise to the environmental restoration matter. The credits were transferred in anticipation of completing the steps necessary to receive the final acceptance from the federal regulatory agency. These credits had an aggregate cost basis of $0.1 million and were included in general and administrative expenses in the consolidated statements of operations during the year ended December 31, 2020. The Company received a closure letter during the first quarter of 2021 leaving no expected remaining commitment.

During the first quarter of 2017, the Company completed the sale of 1,581 acres of land to Minto Communities LLC which acreage represents a portion of the Company’s remaining $0.4 million obligation. Accordingly, the Company deposited $0.4 million of cash in escrow to secure performance on the obligation. The funds in escrow can be drawn upon completion of certain milestones including completion of restoration and annual required monitoring. The first such milestone was achieved during the fourth quarter of 2017 and $0.2 million of the escrow was refunded. The second milestone related to the completion of the first-year maintenance and monitoring was achieved during the first quarter of 2019 and $0.1 million of the escrow was refunded, leaving an escrow balance of $0.2 million as of December 31, 2019. The third milestone related to the completion of the second-year maintenance and monitoring was achieved during the first quarter of 2020 and $0.1 million of the escrow was refunded, leaving an escrow balance of $0.1 million as of December 31, 2020. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. Resolution of this matter allowed the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. As of June 30, 2017, the Company determined that 36 mitigation credits were required to be utilized, which represents $0.3 million in cost basis of the Company’s mitigation credits. Accordingly, the Company transferred the mitigation credits through a charge to direct cost of revenues of real estate operations during the three months ended June 30, 2017, thereby resolving the required mitigation activities related to the 54.66 acres.

As of December 31, 2020, we have no other contractual requirements to make capital expenditures.

We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations and $35.2 million of available capacity on the existing $200.0 million Credit Facility, based on our current borrowing base of income properties, as of December 31, 2020.

In early 2017, the Company established a new $10.0 million stock repurchase program (the “$10.0 Million Repurchase Program”), in addition to the remaining approved repurchases under a prior plan totaling $2.6 million. The Company completed repurchases totaling $7.2 million during the year ended December 31, 2017. On July 18, 2018, the Board approved an increase of $7.1 million to the stock repurchase program, refreshing the total program to an aggregate of $10.0 million (the “2018 Increase”), as the Company had completed repurchases prior to the 2018 Increase. Including repurchases under the 2018 Increase, the Company repurchased a total of 168,602 shares of its common stock on the open market for a total cost of $9.8 million, or an average price per share of $58.35, during the year ended December 31, 2018. In January 2019, the Board approved an increase of $10.0 million to the stock repurchase program, refreshing the total program to an aggregate of $10.0 million. As of the quarter ended September 30, 2019 the Company had repurchased 211,736 shares for $12.7 million. In April 2019 the Board approved the repurchase of a block of shares from the Company’s largest stockholder whereby the Company repurchased 320,741 shares for $18.4 million, or $57.50 per share. In November 2019 the Board approved a $10.0 million buyback program. During the fourth quarter of 2019 the Company repurchased 158,625 shares for $10.0 million, or $63.04 per share. In February 2020, the Board approved a new $10.0 million stock repurchase program under which $4.1 million of the Company’s stock had been repurchased as of June 30, 2020. The repurchase program does not have an expiration date. The shares of the Company’s common stock repurchased during each of the aforementioned years through the year ended December 31, 2020 were returned to the Company’s treasury.

Our Board and management consistently review the allocation of capital with the goal of providing the best long-term return for our stockholders. These reviews consider various alternatives, including increasing or decreasing regular dividends, repurchasing the Company’s securities, and retaining funds for reinvestment. Annually, the Board reviews our business plan and corporate strategies, and makes adjustments as circumstances warrant. Management’s focus is to continue our strategy to diversify our portfolio by redeploying proceeds from like-kind exchange transactions and utilizing our Credit Facility to increase our portfolio of income-producing properties, providing stabilized cash flows with strong risk-adjusted returns primarily in larger metropolitan areas and growth markets.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as certain development obligations, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed.

The following table summarizes our significant contractual obligations and commercial commitments on an undiscounted basis at December 31, 2020, and the future periods in which such obligations are expected to be settled in cash (in thousands). In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.

PAYMENT DUE BY PERIOD

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations	$280,496	$23,183	$164,845	$62,468	$30,000
Operating Leases Obligations	274	123	151	—	—
Construction and Other Commitments	6,863	6,863	—	—	—
Total	$287,633	$30,169	$164,996	$62,468	$30,000

CRITICAL ACCOUNTING POLICIES

The consolidated condensed financial statements included in this Annual Report are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. The development and selection of these critical accounting policies have been determined by management and the related disclosures have been reviewed with the Audit Committee of the Board. Actual results could differ from those estimates.

Our significant accounting policies are more fully described in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K; however, the most critical accounting policies, which involve the use of estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates, are as follows:

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

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease. Investments in real estate are carried at cost less accumulated depreciation and impairment losses, if any. The cost of investments in real estate reflects their purchase price or development cost. We evaluate each acquisition transaction to determine whether the acquired asset meets the definition of a business. Under Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic

805): Clarifying the Definition of a Business, an acquisition does not qualify as a business when there is no substantive process acquired or substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets or the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. Transaction costs related to acquisitions that are asset acquisitions are capitalized as part of the cost basis of the acquired assets, while transaction costs for acquisitions that are deemed to be acquisitions of a business are expensed as incurred. Improvements and replacements are capitalized when they extend the useful life or improve the productive capacity of the asset. Costs of repairs and maintenance are expensed as incurred.

In accordance with the Financial Accounting Standards Board (“FASB”) guidance, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term unless the management believes that it is likely that the tenant will renew the lease upon expiration, in which case the Company amortizes the value attributable to the renewal over the renewal period. The value of in-place leases and leasing costs are amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

Income Property Leases. The rental of the Company’s income properties are classified as operating leases. The Company recognizes lease income on these properties on a straight-line basis over the term of the lease. The periodic difference between lease income recognized under this method and contractual lease payment terms (i.e., straight-line rent) is recorded as a deferred operating lease receivable and is included in straight-line rent adjustment on the accompanying consolidated balance sheets. The Company’s leases provide for reimbursement from tenants for variable lease payments including common area maintenance, insurance, real estate taxes and other operating expenses. A portion of our variable lease payment revenue is estimated each period and is recognized as rental income in the period the recoverable costs are incurred and accrued.

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

Sales of Real Estate. Gains and losses on sales of real estate are accounted for as required by FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The Company recognizes revenue from the sales of real estate when the Company transfers the promised goods and/or services in the contract based on the transaction price allocated to the performance obligations within the contract. As market information becomes available, real estate cost basis is analyzed and recorded at the lower of cost or market.

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

Stock-Based Compensation. At the Annual Meeting of Stockholders of the Company held on April 28, 2010, the Company’s stockholders approved the Consolidated-Tomoka Land Co. 2010 Equity Incentive Plan (the “Original 2010 Plan”). At the Annual Meeting of Stockholders of the Company held on April 24, 2013, the Company’s stockholders approved an amendment and restatement of the entire Original 2010 Plan, which among other things, incorporated claw back provisions and clarified language regarding the shares available subsequent to forfeiture of any awards of restricted shares. At the Annual Meeting of Stockholders of the Company held on April 23, 2014, the Company’s stockholders approved an amendment to the Original 2010 Plan increasing the number of shares authorized for issuance by 240,000 shares, bringing the total number of shares authorized for issuance to 454,000. At the Annual Meeting of Stockholders of the Company held on April 25, 2018, the Company’s stockholders approved the Second Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”) which, among other things, increased the number of shares available thereunder to 720,000. At the Annual Meeting of Stockholders of the Company held on April 29, 2020, the Company’s stockholders approved an amendment to the 2010 Plan increasing the number of shares authorized for issuance by 175,000 shares, bringing the total number of shares authorized for issuance to 895,000. Awards under the 2010 Plan may be in the form of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, and performance units. Employees of the Company and its subsidiaries and non-employee directors may be selected by the Compensation Committee to receive awards under the 2010 Plan. The maximum number of shares of which stock awards may be granted under the 2010 Plan is 895,000 shares. No participant may receive awards during any one calendar year representing more than 50,000 shares of common stock. In no event will the number of shares of common stock issued under the plan upon the exercise of incentive stock options exceed 895,000 shares. These limits are subject to adjustments by the Compensation Committee as provided in the 2010 Plan for stock splits, stock dividends, recapitalizations, and other similar transactions or events. The 2010 Plan currently provides that it will expire on the tenth anniversary of the date that it was adopted by the Board, and that no awards will be granted under the plan after that date.

All non-qualified stock option awards, restricted share awards, and performance share awards granted under the 2010 Plan were determined to be equity-based awards under FASB ASC Topic, Share-Based Payments.

The Company used the Black-Scholes valuation pricing model to determine the fair value of its non-qualified stock option awards. The determination of the fair value of the awards is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the expected term of the awards, annual dividends, and a risk-free interest rate assumption. Compensation cost is recognized over the vesting period.

The Company used a Monte Carlo simulation pricing model to determine the fair value and vesting period of the restricted share awards subject to market conditions. The determination of the fair value of market condition-based awards is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the requisite performance term of awards, the performance of the Company’s stock price, annual dividends, and a risk-free interest rate assumptions. Compensation cost is recognized regardless of the achievement of the market conditions, provided the requisite service period is met.

New Accounting Pronouncements. Refer to Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our Credit Facility, as this facility carries a variable rate of interest. Our borrowings on our $200.0 million revolving Credit Facility bear a variable rate of interest based on the 30-day LIBOR plus a rate of between 135 basis points and 195 basis points based on our level of borrowing as a percentage of our total asset value. Effective March 31, 2020, the Company utilized an interest rate swap to achieve a fixed interest rate of 0.7325% plus the applicable spread on $100.0 million of the outstanding principal balance. Effective August 31, 2020, the Company entered into a separate interest rate swap to fix the interest rate on an additional $50.0 million of the outstanding Credit Facility balance. As of December 31, 2020, the outstanding balance on our Credit Facility was $164.8 million. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by $1.6 million. The $23.2 million mortgage loan which closed on April 15, 2016, bears a variable rate of interest based on the 30-day LIBOR plus a rate of 190 basis points. The interest rate for this mortgage loan has been fixed through the use of an interest rate swap that fixed the rate at 3.17%. By virtue of fixing the variable rate, our exposure to changes in interest rates is minimal but for the impact on other comprehensive income and loss. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

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

The Company’s website is located at www.cotreit.com. The Company intends to comply with the requirements of Item 5.05 of Form 8-K regarding amendments to and waivers under the code of business conduct and ethics applicable to its Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer by providing such information on its website within four days after effecting any amendment to, or granting any waiver under, that code, and we will maintain such information on our website for at least twelve months. The information contained on the Company’s website does not constitute part of this Form 10-K.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In conducting this assessment, it used the criteria set forth by COSO in the 2013 Framework. Based on management’s assessment and those criteria, management believes that the Company has maintained effective internal control over financial reporting as of December 31, 2020. The audit report, of Grant Thornton LLP, the Company’s independent registered public accounting firm, on the effectiveness of our internal control over financial reporting as of December 31, 2020, is included in this Annual Report on Form 10-K and is incorporated herein as Item 15.

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

ITEM 9B.            OTHER INFORMATION

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be set forth herein will be included in the Company’s definitive proxy statement for its 2021 annual stockholders’ meeting to be filed with the SEC within 120 days after the end of the registrant’s fiscal year ended December 31, 2020 (the “Proxy Statement”), which sections are incorporated herein by reference.

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

3. EXHIBITS

See Exhibit Index on page 76 of this Annual Report on Form 10-K.

ITEM 16.              FORM 10-K SUMMARY

Not applicable

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

EXHIBITS

TO

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2020

COMMISSION FILE NO. 001-11350

CTO REALTY GROWTH, INC.

(Exact name of registrant as specified in the charter)

EXHIBIT INDEX

(2.1)

Agreement and Plan of Merger by and between CTO Realty Growth, Inc., a Florida corporation and CTO Realty Growth, Inc. (formerly CTO NEWCO REIT, Inc.), a Maryland corporation, dated September 3, 2020, filed as Exhibit 2.1 to the registrant’s current report on Form 8-K filed September 3, 2020, and incorporated herein by reference.

(3.1)

Articles of Amendment and Restatement of CTO Realty Growth, Inc., as amended by the Articles of Amendment (Name Change), filed as Exhibit 3.1 to the registrant’s current report on Form 8-K12B filed February 1, 2021, and incorporated herein by reference.

(3.2)

Second Amended and Restated Bylaws of CTO Realty Growth, Inc., effective as of January 29, 2021, filed as Exhibit 3.2 to the registrant’s current report on Form 8-K12B filed February 1, 2021, and incorporated herein by reference.

(4.1)	Specimen Common Stock Certificate of CTO Realty Growth, Inc., filed as Exhibit 4.2 to the registrant’s current report on Form 8-K12B filed February 1, 2021, and incorporated herein by reference.

(4.2)

Registration Rights Agreement between Alpine Income Property Trust, Inc. and Consolidated-Tomoka Land Co. filed as Exhibit 4.21 to the registrant’s current report on Form 8-K filed November 27, 2019, and incorporated herein by reference.

(4.3)

Indenture related to the 3.875% Convertible Senior Notes due 2025, dated as of February 3, 2020, among Consolidated-Tomoka Land Co. and U.S. Bank National Association as trustee, filed as Exhibit 4.1 with the registrant’s current report on Form 8-K filed February 6, 2020, and incorporated herein by reference.

(4.4)

Supplemental Indenture No. 1, dated as of January 29, 2021, among CTO Realty Growth, Inc. (formerly CTO NEWCO REIT, Inc.), a Maryland corporation, CTO Realty Growth, Inc., a Florida corporation, and U.S. Bank National Association, as trustee, filed as Exhibit 4.3 to the registrant’s current report on Form 8-K12B filed February 1, 2021, and incorporated herein by reference.

(4.5)	Form of 3.875% Convertible Senior Notes due 2025, included with Exhibit 4.3 with the registrant’s current report on Form 8-K filed February 6, 2020, and incorporated herein by reference.

(4.6)	Description of the Registrant’s Securities, filed as Exhibit 4.1 with the registrant’s current report on Form 8-K12B filed February 1, 2021, and incorporated herein by reference.

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

*(10.6)	Form of Restricted Share Award Agreement under the Consolidated-Tomoka Land Co. 2010 Equity Incentive Plan (filed herewith).

*(10.7)

Consolidated-Tomoka Land Co. Annual Cash Bonus Plan, amended and adopted July 22, 2015, filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed July 28, 2015, and incorporated herein by reference.

*(10.8)

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

(10.11)

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

*(10.13)

Consolidated-Tomoka Land Co. 2017 Executive Annual Cash Incentive Plan, dated February 22, 2017, filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.

*(10.14)

Form of February 27, 2019 Non-Employee Director Stock Award Agreement, filed as Exhibit 10.31 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.

*(10.15)	Form of January 23, 2019 Performance Share Award Agreement (filed herewith).

*(10.16)

Form of February 24, 2020 Performance Share Award Agreement, filed as Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, and incorporated herein by reference.

*(10.17)	Form of February 10, 2021 Performance Share Award Agreement (filed herewith).

(10.18)

Second Amended and Restated Credit Agreement, which supersedes the Company’s existing Amended and Restated Credit Agreement, with Bank of Montreal (“BMO”) and the other lenders thereunder, with BMO acting as Administrative Agent, dated September 7, 2017, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 13, 2017, and incorporated herein by reference.

(10.19)

Second Amendment to Second Amended and Restated Credit Agreement Dated May 24, 2019, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 3, 2019, and incorporated herein by reference.

(10.20)

Third Amendment to Second Amended and Restated Credit Agreement Dated November 26, 2019 filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 27, 2019, and incorporated herein by reference.

(10.21)

Management Agreement among Alpine Income Property Trust, Inc., Alpine Income Property OP, LP and Alpine Income Property Manager, LLC filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed November 27, 2019, and incorporated herein by reference.

(10.22)

Exclusivity and Right of First Offer Agreement between Alpine Income Property Trust, Inc. and Consolidated-Tomoka Land Co. filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed November 27, 2019, and incorporated herein by reference.

(10.23)

Tax Protection Agreement among Alpine Income Property Trust, Inc., Alpine Income Property Trust OP, LP, Consolidated-Tomoka Land Co. and Indigo Group Ltd. filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed November 27, 2019, and incorporated herein by reference.

(10.24)

Interest Purchase Agreement, dated as of October 15, 2019, by and among Consolidated-Tomoka Land Co., Flacto, LLC, Magnetar Longhorn Fund LP and Magnetar Structured Credit Fund, LP. filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A filed October 22, 2019, and incorporated herein by reference.

(10.25)

Amended and Restated Limited Liability Company Agreement of Crisp39 SPV LLC, dated as of October 15, 2019, by and among Consolidated-Tomoka Land Co., Flacto, LLC, Magnetar Longhorn Fund LP and Magnetar Structured Credit Fund, LP. filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K/A filed October 22, 2019, and incorporated herein by reference.

***(10.26)

Purchase and Sale Agreement, dated October 29, 2019 by and between Consolidated-Tomoka Land Co. and PGP Jacksonville TC, LLC for the purchase of the property known as The Strand located in Jacksonville, Florida filed as Exhibit 10.32 to the registrant’s Annual Report on Form 10-K filed March 6, 2020, and incorporated herein by reference.

***(10.27)

Purchase and Sale Agreement, dated December 23, 2019 by and between Consolidated-Tomoka Land Co., Vestar CTC Chandler, L.L.C. and Vestar CTC Chandler Phase 2, L.L.C. for the purchase of the property known as the Crossroads Towne Center located in Chandler, Arizona filed as Exhibit 10.33 to the registrant’s Annual Report on Form 10-K filed March 6, 2020, and incorporated herein by reference.

(10.28)

Fourth Amendment to Second Amended and Restated Credit Agreement between CTO Realty Growth, Inc., the Borrower, the Guarantors party thereto, the Lenders party thereto and Bank of Montreal, as Administrative Agent, dated July 1, 2020 filed as Exhibit 10.34 to registrant’s Quarterly Report on Form 10-Q filed August 7, 2020, and incorporated herein by reference.

*(10.29)

Purchase and Sale Agreement, dated February 6, 2020 by and between Consolidated-Tomoka Land Co. and GLL Perimeter Place, L.P. for the purchase of the property known as Perimeter Place located in Atlanta, Georgia filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed August 7, 2020, and incorporated herein by reference.

*(10.30)

Employment Agreement between CTO Realty Growth, Inc. and Matthew M. Partridge entered into September 2, 2020 filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed September 9, 2020, and incorporated herein by reference.

(10.31)

Fifth Amendment to Second Amended and Restated Credit Agreement between CTO Realty Growth, Inc., the Borrower, the Guarantors party thereto, the Lenders party thereto and Bank of Montreal, as Administrative Agent, dated November 9, 2020, filed as Exhibit 10.1 to registrant’s current report on Form 8-K filed November 13, 2020, and incorporated herein by reference.

(10.32)

Reaffirmation Agreement, dated as of January 29, 2021, among CTO Realty Growth, Inc., certain subsidiaries of CTO Realty Growth, Inc. and Wilmington Trust, National Association, as trustee, for the benefit of the registered holders of WFRBS Commercial Mortgage Trust 2014-C24, Commercial Mortgage Pass-Through Certificates, Series 2014-C24, filed as Exhibit 10.1 to registrant’s current report on Form 8-K12B filed February 1, 2021, and incorporated herein by reference.

(21.1)	Subsidiaries of the Registrant.

(23.1)	Consent of Independent Registered Public Accounting Firm.

** (31.1)	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

** (31.2)	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

** (32.1)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** (32.2)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.1)

The following materials from CTO Realty Growth, Inc. Annual Report on Form 10-K for the period ended December 31, 2020, are formatted in Extensible Business Reporting Language: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of stockholders' equity (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

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

CTO REALTY GROWTH, INC. (Registrant)

Date: March 5, 2021	By:	/S/ JOHN P. ALBRIGHT
John P. Albright
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 5, 2021	President and Chief Executive Officer (Principal Executive Officer), and Director	/S/ JOHN P. ALBRIGHT

March 5, 2021	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	/S/ MATTHEW M. PARTRIDGE

March 5, 2021	Vice President and Chief Accounting Officer	/S/ LISA M. VORAKOUN
(Principal Accounting Officer)

March 5, 2021	Chairman of the Board, Director	/S/ LAURA M. FRANKLIN
March 5, 2021	Vice Chairman of the Board, Director	/S/ HOWARD C. SERKIN
March 5, 2021	Director	/S/ GEORGE R. BROKAW
March 5, 2021	Director	/S/ R. BLAKESLEE GABLE
March 5, 2021	Director	/S/ CHRISTOPHER W. HAGA
March 5, 2021	Director	/S/ CASEY R. WOLD

CTO REALTY GROWTH, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CTO Realty Growth, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CTO Realty Growth, Inc. (a  Florida corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 5, 2021 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair value of real estate acquired

As described further in note 4 to the consolidated financial statements, during 2020, the Company acquired two multi-tenant income properties and two single-tenant income properties for a total acquisition cost of $185.7 million.  As described further in note 2 to the consolidated financial statements, the acquisition cost of real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values.  In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. We identified the evaluation of the fair value of real estate acquired with in-place leases as a critical audit matter.

The principle considerations for our determination that the evaluation of the fair value of real estate acquired subject to in-place leases was a critical audit matter is that auditing the estimates of fair values of the acquired tangible assets and identified intangible assets and liabilities was complex due to the significant assumptions being sensitive to changes, including discount rates, terminal rates, and market rental rates that can be impacted by expectations about future market or economic conditions.

Our audit procedures related to the evaluation of the fair value of real estate acquired with in-place leases included the following among others.

●	We evaluated the design and tested the operating effectiveness of the key controls relating to the Company’s process to account for real estate acquisitions, including those addressing the development of the significant assumptions, including discount rates, terminal rates and market rental rates.
●	We involved internal valuation professionals who assisted in comparing the discount rates, terminal rates and market rental rates to independently developed ranges.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2012.

Orlando, FL

March 5, 2021

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CTO Realty Growth, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of CTO Realty Growth, Inc. (a Florida corporation)  and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020 and our report dated March 5, 2021 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Orlando, FL

March 5, 2021

CTO REALTY GROWTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2020	December 31, 2019
ASSETS
Real Estate:
Land, at cost	$166,512	$160,090
Building and Improvements, at cost	305,614	232,752
Other Furnishings and Equipment, at cost	672	733
Construction in Process, at cost	323	24
Total Real Estate, at cost	473,121	393,599
Less, Accumulated Depreciation	(30,737)	(23,008)
Real Estate—Net	442,384	370,591
Land and Development Costs	7,083	6,732
Intangible Lease Assets—Net	50,176	49,022
Assets Held for Sale—See Note 24	833	833
Investment in Joint Ventures	48,677	55,737
Investment in Alpine Income Property Trust, Inc.	30,574	38,814
Mitigation Credits	2,622	2,323
Commercial Loan and Master Lease Investments	38,320	34,625
Cash and Cash Equivalents	4,289	6,475
Restricted Cash	29,536	128,430
Refundable Income Taxes	26	—
Other Assets—See Note 13	11,411	9,704
Total Assets	$665,931	$703,286
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$1,047	$1,387
Accrued and Other Liabilities—See Note 18	9,090	5,687
Deferred Revenue—See Note 19	3,319	5,831
Intangible Lease Liabilities—Net	24,163	26,198
Liabilities Held for Sale—See Note 24	831	831
Income Taxes Payable	—	439
Deferred Income Taxes—Net	3,521	90,282
Long-Term Debt	273,061	287,218
Total Liabilities	315,032	417,873
Commitments and Contingencies—See Note 22
Stockholders’ Equity:
Common Stock – 25,000,000 shares authorized; $1 par value, 7,310,680 shares issued and 5,915,756 shares outstanding at December 31, 2020; 6,076,813 shares issued and 4,770,454 shares outstanding at December 31, 2019	7,250	6,017
Treasury Stock – 1,394,924 shares at December 31, 2020 and 1,306,359 shares at December 31, 2019	(77,541)	(73,441)
Additional Paid-In Capital	83,183	26,690
Retained Earnings	339,917	326,073
Accumulated Other Comprehensive Income (Loss)	(1,910)	74
Total Stockholders’ Equity	350,899	285,413
Total Liabilities and Stockholders’ Equity	$665,931	$703,286

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share, per share and dividend data)

	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Revenues
Income Properties	$49,953	$41,956	$40,076
Management Fee Income	2,744	304	—
Interest Income from Commercial Loan and Master Lease Investments	3,034	1,829	616
Real Estate Operations	650	852	2,966
Total Revenues	56,381	44,941	43,658
Direct Cost of Revenues
Income Properties	(11,988)	(7,000)	(8,170)
Real Estate Operations	(3,223)	(105)	(591)
Total Direct Cost of Revenues	(15,211)	(7,105)	(8,761)
General and Administrative Expenses	(11,567)	(9,818)	(9,785)
Impairment Charges	(9,147)	—	—
Depreciation and Amortization	(19,063)	(15,797)	(15,762)
Total Operating Expenses	(54,988)	(32,720)	(34,308)
Gain on Disposition of Assets	9,746	21,978	22,035
Gain on Extinguishment of Debt	1,141	—	—
Other Gains and Income	10,887	21,978	22,035
Total Operating Income	12,280	34,199	31,385
Investment and Other Income (Loss)	(6,432)	344	52
Interest Expense	(10,838)	(12,466)	(10,423)
Income (Loss) from Continuing Operations Before Income Tax Expense	(4,990)	22,077	21,014
Income Tax Benefit (Expense) from Continuing Operations	83,499	(5,472)	(6,025)
Income from Continuing Operations	78,509	16,605	14,989
Income from Discontinued Operations (Net of Income Tax)—See Note 24	—	98,368	22,179
Net Income	$78,509	$114,973	$37,168

Per Share Information—See Note 14:
Basic
Net Income from Continuing Operations	$16.69	$3.32	$2.72
Net Income from Discontinued Operations (Net of Income Tax)	—	19.71	4.04
Basic Net Income per Share	$16.69	$23.03	$6.76
Diluted
Net Income from Continuing Operations	$16.69	$3.32	$2.71
Net Income from Discontinued Operations (Net of Income Tax)	—	19.68	4.01
Diluted Net Income per Share	$16.69	$23.00	$6.72

Weighted Average Number of Common Shares
Basic	4,704,877	4,991,656	5,495,792
Diluted	4,704,877	4,998,043	5,529,321

Dividends Declared and Paid	$13.88	$0.44	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Net Income	$78,509	$114,973	$37,168
Other Comprehensive Income (Loss):
Cash Flow Hedging Derivative - Interest Rate Swap (Net of Income Tax Benefit (Expense) of $0, $(0.1) million and Less Than $0.1 million, Respectively)	(1,984)	(413)	114
Total Other Comprehensive Income (Loss), Net of Income Tax	(1,984)	(413)	114
Total Comprehensive Income	$76,525	$114,560	$37,282

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance January 1, 2018	$5,964	$(22,508)	$22,735	$177,614	$373	$184,178
Net Income	—	—	—	37,168	—	37,168
Stock Repurchase	—	(9,837)	—	—	—	(9,837)
Exercise of Stock Options	8	—	190	—	—	198
Vested Restricted Stock	19	—	(517)	—	—	(498)
Stock Issuance	4	—	235	—	—	239
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	1,684	—	—	1,684
Cash Dividends ($0.27 per share)	—	—	—	(1,484)	—	(1,484)
Other Comprehensive Income, Net of Income Tax	—	—	—	—	114	114
Balance December 31, 2018	5,995	(32,345)	24,327	213,298	487	211,762
Net Income	—	—	—	114,973	—	114,973
Stock Repurchase	—	(41,096)	—	—	—	(41,096)
Vested Restricted Stock	13	—	(316)	—	—	(303)
Stock Issuance	9	—	523	—	—	532
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	2,156	—	—	2,156
Cash Dividends ($0.44 per share)	—	—	—	(2,198)	—	(2,198)
Other Comprehensive Loss, Net of Income Tax	—	—	—	—	(413)	(413)
Balance December 31, 2019	6,017	(73,441)	26,690	326,073	74	285,413
Net Income	—	—	—	78,509	—	78,509
Stock Repurchase	—	(4,100)	—	—	—	(4,100)
Equity Component of Convertible Debt	—	—	5,248	—	—	5,248
Vested Restricted Stock	24	—	(562)	—	—	(538)
Stock Issuance	10	—	503	—	—	513
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	2,308	—	—	2,308
Cash Dividends ($1.90 per share)	—	—	—	(8,866)	—	(8,866)
Special Distribution - REIT Conversion ($11.98 per share)	1,199	—	48,996	(55,799)	—	(5,604)
Other Comprehensive Loss	—	—	—	—	(1,984)	(1,984)
Balance December 31, 2020	$7,250	$(77,541)	$83,183	$339,917	$(1,910)	$350,899

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Cash Flow from Operating Activities:
Net Income	$78,509	$114,973	$37,168
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	19,063	15,797	16,135
Amortization of Intangible Liabilities to Income Property Revenue	(1,754)	(2,383)	(2,339)
Loan Cost Amortization	454	444	495
Amortization of Discount on Convertible Debt	1,379	1,357	1,273
Gain on Disposition of Property, Plant, and Equipment and Intangible Assets	(7,509)	(3,296)	(3,651)
Gain on Disposition of Assets Held for Sale	(2,590)	(18,697)	—
Gain on Sale of Equity Interest in Joint Ventures	—	(127,518)	(18,385)
Loss on Disposition of Commercial Loan and Master Lease Investments	353	—	—
Gain on Extinguishment of Debt	(1,141)	—	—
Impairment Charges	9,147	—	1,119
Discount Accretion on Commercial Loan and Master Lease Investments	—	—	(35)
Accretion of Commercial Loan and Master Lease Investments Origination Fees	(161)	(135)	—
Non-Cash Imputed Interest on Commercial Loan and Master Lease Investments	(428)	(218)	(29)
Deferred Income Taxes	(90,532)	35,100	12,590
Unrealized Gain on Investment Securities	8,240	(61)	—
Non-Cash Compensation	2,786	2,688	1,923
Decrease (Increase) in Assets:
Refundable Income Taxes	(26)	225	892
Assets Held for Sale	—	3,893	—
Land and Development Costs	(493)	(1,107)	5,477
Mitigation Credits	3,323	(1,861)	664
Other Assets	(1,802)	(3,479)	(492)
Increase (Decrease) in Liabilities:
Accounts Payable	(340)	349	(631)
Accrued and Other Liabilities	3,402	490	(4,596)
Deferred Revenue	(2,511)	(540)	245
Liabilities Held for Sale	—	(49)	—
Income Taxes Payable	(439)	439	—
Net Cash Provided By Operating Activities	16,930	16,411	47,823
Cash Flow from Investing Activities:
Acquisition of Property, Plant, and Equipment and Intangible Lease Assets and Liabilities	(167,811)	(150,705)	(109,394)
Acquisition of Commercial Loan and Master Lease Investments	(28,235)	(34,296)	—
Acquisition of Mitigation Credits	(3,621)	—	—
Acquisition of Land	—	—	(4,702)
Cash Contribution for Interest in Joint Venture	(41)	(84)	(2,137)
Proceeds from Disposition of Property, Plant, and Equipment, Net, and Assets Held for Sale	85,621	207,552	11,077
Proceeds from Sale of Equity Interests in Joint Ventures	—	96,132	15,300
Principal Payments Received on Commercial Loan and Master Lease Investments	22,965	—	11,960
Acquisition of Investment Securities	—	(15,500)	—
Net Cash Provided By (Used In) Investing Activities	(91,122)	103,099	(77,896)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	66,640	141,500	106,300
Payments on Long-Term Debt	(72,269)	(103,073)	(55,997)
Cash Paid for Loan Fees	(2,187)	(635)	(263)
Cash Proceeds from Exercise of Stock Options and Stock Issuance	—	—	437
Cash Used to Purchase Common Stock	(4,100)	(41,096)	(9,837)
Cash Paid for Vesting of Restricted Stock	(502)	(303)	(498)
Dividends Paid	(14,470)	(2,198)	(1,484)
Net Cash Provided By (Used In) Financing Activities	(26,888)	(5,805)	38,658
Net Increase (Decrease) in Cash and Cash Equivalents	(101,080)	113,705	8,585
Cash and Cash Equivalents, Beginning of Period	134,905	21,200	12,615
Cash and Cash Equivalents, End of Period	$33,825	$134,905	$21,200

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$4,289	$6,475	$2,310
Restricted Cash	29,536	128,430	18,890
Total Cash as of December 31, 2020, 2019 and 2018, respectively	$33,825	$134,905	$21,200

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Taxes, net of Refunds Received	$(5,026)	$(1,793)	$(118)
Cash Paid for Interest	$(9,716)	$(10,782)	$(8,419)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Gain on Disposition of Land JV	$—	$48,865	$—
Gain on Disposition of Mitigation Bank Venture	$—	$—	$5,091
Contribution of Income Properties to Alpine Income Property Trust, Inc. in Exchange for OP Units	$—	$23,253	$—
Right-of-use Assets and Corresponding Lease Liability Recorded Upon ASC 842 Adoption	$—	$681	$—
Convertible Note Exchange	$57,359	$—	$—
Equity Component of Convertible Debt	$5,248	$—	$—
Capital Expenditures Included in Accrued and Other Liabilities	$1,600	$—	$—
Special Distribution Paid in Stock	$50,194	$—	$—
Tenant Contributions	$—	$—	$3,388

Supplemental Disclosure of Cash Provided by Discontinued Operations:
Cash Provided by Operating Activities	$—	$6,486	$36,762
Cash Provided by Investing Activities	$—	$98,386	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019, and 2018

NOTE 1.       ORGANIZATION

NATURE OF OPERATIONS

The terms “us,” “we,” “our,” and “the Company” as used in this report refer to CTO Realty Growth, Inc. together with our consolidated subsidiaries.

We are a diversified real estate operating company that was founded in 1910. We own and manage, sometimes utilizing third-party property management companies, 27 commercial real estate properties in 10 states in the United States. As of December 31, 2020, we owned 21 single-tenant and six multi-tenant income-producing properties with 2.5 million square feet of gross leasable space. See Note 25, “Subsequent Events” for information related to the income properties acquired and sold subsequent to December 31, 2020.

In addition to our income property portfolio, as of December 31, 2020, our business included the following:

Management Services:

●	A fee-based management business that is engaged in managing Alpine Income Property Trust, Inc. (“PINE”) and the entity that currently holds approximately 1,600 acres of undeveloped land in Daytona Beach, Florida (the “Land JV”), see Note 6, “Related Party Management Services Business”.

Commercial Loan and Master Lease Investments:

●	A portfolio of one commercial loan investment and two commercial properties, which are included in the 27 commercial real estate properties above, whose leases are classified as commercial loan and master lease investments.

Real Estate Operations:

●	A portfolio of subsurface mineral interests associated with 454,000 surface acres in 20 counties in the State of Florida and a portfolio of mitigation credits (see Note 25, “Subsequent Events” for information related to the subsurface acres sold subsequent to December 31, 2020);

●	A retained interest in the Land JV which is seeking to sell approximately 1,600 acres of undeveloped land in Daytona Beach, Florida; and

●	An interest in a joint venture (the “Mitigation Bank JV”) that owns a 2,500 acre parcel of land in the western part of Daytona Beach, Florida which is engaged in the operation of a mitigation bank, which, pursuant to a mitigation plan approved by the applicable state and federal authorities, produces mitigation credits that are marketed and sold to developers of land in the Daytona Beach area for the purpose of enabling the developers to obtain certain regulatory permits.

Our business also includes, as outlined above, the current value of our investment in PINE of $30.6 million, or 23.5% of the PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “Operating Partnership”), which are exchangeable into common stock of PINE on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

Discontinued Operations. The Company reports the historical financial position and results of operations of disposed businesses as discontinued operations when it has no continuing interest in the business. On October 16, 2019, the Company sold a controlling interest in its wholly owned subsidiary that held 5,300 acres of undeveloped land in Daytona Beach, Florida, hereinafter defined as the Land JV. On October 17, 2019, the Company sold its interest in the golf operations. For the years ended December 31, 2019 and 2018, the Company has reported the historical financial position and the results of operations related to the Land JV and the golf operations as discontinued operations (see Note 24, “Assets and Liabilities Held for Sale and Discontinued Operations”). The cash flows related to discontinued operations have been disclosed. There were no discontinued operations during the year ended December 31, 2020.

REIT CONVERSION

As of December 31, 2020, the Company has completed certain internal reorganization transactions necessary to begin operating in compliance with the requirements for qualification and taxation as a real estate investment trust “REIT” for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”), for the taxable year ended December 31, 2020. See Item 1, “Business” for information related to the Company’s REIT conversion and related transactions.

NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SEGMENT REPORTING

ASC Topic 280, Segment Reporting, establishes standards related to the manner in which enterprises report operating segment information. The Company operates in four primary business segments including income properties, management services, commercial loan and master lease investments, and real estate operations, as further discussed within Note 23, “Business Segment Data”.  The Company has no other reportable segments. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating and evaluating financial performance.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Cessation of LIBOR. In January 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-01 which is in response to concerns about structural risks of interbank offered rates (“IBORs”), and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in numerous jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The amendments in ASU 2021-01 are effective immediately and clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The Company believes it’s interest rate swaps, hereinafter described in Note 17, “Interest Rate Swaps”, meet the scope of Topic 848-10-15-3A and therefore, Company will be able to continue to apply a perfectly effective assessment method for each interest rate swap by electing the corresponding optional expedient for subsequent assessments.

Debt with Conversion and Other Options. In August 2020, the FASB issued ASU 2020-06 related to simplifying the accounting for convertible instruments by removing certain separation models for convertible instruments. Among other things, the amendments in the update also provide for improvements in the consistency in EPS calculations by amending the guidance by requiring that an entity use the if-converted method for convertible instruments. The amendments in ASU 2020-06 are effective for reporting periods beginning after December 15, 2021. The Company has not yet finalized the analysis related to the potential impact of ASU 2020-06.

Lease Modifications. In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of the COVID-19 Pandemic. In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions and, instead, treat the concession as if it was a part of the existing contract. This guidance is only applicable to lease concessions related to the COVID-19 Pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. As of and for the year ended December 31, 2020, the Company elected to not apply lease modification accounting with respect to rent deferrals as the concessions were related to the COVID-19 Pandemic and there was not a substantial increase in the lessor’s rights under the lease agreement. Accordingly, for leases in which deferred rent agreements were reached, the Company has continued to account for the lease by recognizing the normal straight-line rental income and as the deferred rents are repaid by the tenant, the straight-line receivable will be reduced. The portion of the straight-line adjustment related to the COVID-19 Pandemic concessions has been reflected separately in the Company’s statement of cash flows for the year ended December 31, 2020. With respect to rent abatement agreements, lease modification accounting applies as an extended term was a part of such agreements, accordingly the Company re-calculated straight-line rental income for such leases to recognize over the new lease term.

ASC Topic 326, Financial Instruments-Credit Losses. In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, which amends its guidance on the measurement of credit losses on financial instruments. The amendments in this update are effective for annual reporting periods beginning after December 31, 2019. ASU 2016-13 affects entities holding financial assets that are not accounted for at fair value through net income, including but not limited to, loans, trade receivables, and net investments in leases. The Company adopted the changes to FASB ASC 326, Financial Instruments-Credit Losses on January 1, 2020. The Company’s evaluation of current expected credit losses (“CECL”) resulted in a reserve of $0.3 million on the Company’s commercial loan and master lease investments portfolio during the year ended December 31, 2020. See Note 5 “Commercial Loan and Master Lease Investments” for further information.

RECLASSIFICATIONS

Certain items in the prior period’s consolidated statements of operations have been reclassified to conform to the presentation as of and for the year ended December 31, 2019. Specifically, in the fourth quarter of 2019, the Company completed the sale of its remaining land holdings through the Land JV transaction. Accordingly, the results of the real estate operations related to land sales have been classified as discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2019 and 2018. Additionally, the identifiable assets and liabilities related to the discontinued real estate operations were reclassified as assets and liabilities held for sale as of December 31, 2019.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of December 31, 2020 include certain amounts over the Federal Deposit Insurance Corporation limits.

RESTRICTED CASH

Restricted cash totaled $29.5 million at December 31, 2020, which is comprised of the following:

●	$26.7 million is being held in separate escrow accounts to be reinvested through the like-kind exchange structure into other income properties;
●	$2.1 million is being held in a general tenant improvement reserve account with Wells Fargo Bank, NA (“Wells Fargo”) in connection with our financing of the property located in Raleigh, NC leased to Wells Fargo (“Wells Fargo Raleigh”);
●	$0.5 million is being held in a capital replacement reserve account in connection with our financing of six income properties secured by Wells Fargo;
●	$0.1 million is being held in an escrow account in connection with the sale of the Company’s ground lease located in Daytona Beach, FL; and
●	$0.1 million is being held in an escrow account related to a separate land transaction which closed in February 2017.

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

Effective March 31, 2020, in conjunction with the variable-rate Credit Facility (hereinafter defined in Note 16, “Long-Term Debt”), the Company entered into an interest rate swap to fix the interest rate on $100.0 million of the outstanding Credit Facility balance (the “Credit Facility $100.0 Million Interest Rate Swap”). Effective August 31, 2020, the Company entered into a separate interest rate swap to fix the interest rate on an additional $50.0 million of the outstanding Credit Facility balance (the “Credit Facility $50.0 Million Interest Rate Swap”).

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at December 31, 2020 and 2019, approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s Credit Facility as of December 31, 2020 and 2019, as defined in Note 16, “Long-Term Debt,” approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s fixed rate commercial loan and master lease investments held as of December 31, 2020 and 2019 and the mortgage notes and convertible debt held as of December 31, 2020 and 2019 are measured at fair value based on current market rates for financial instruments with similar risks and maturities. See Note 10, “Fair Value of Financial Instruments.”

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

ACCOUNTS RECEIVABLE

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of accrued tenant reimbursable expenses and other tenant receivables. Receivables related to income property tenants totaled $2.3 million and $0.5 million as of December 31, 2020 and December 31, 2019, respectively. The increase of $1.8 million is primarily attributable to an increase in accrued receivables for variable lease payments including common area maintenance, insurance, real estate taxes and other operating expenses due largely to the significant multi-tenant acquisitions during the fourth quarter of 2019 and the first quarter of 2020.

Accounts receivable related to real estate operations, which are classified in other assets on the consolidated balance sheets, totaled $1.3 million and $1.6 million as December 31, 2020 and 2019, respectively. The accounts receivable as of December 31, 2020 and 2019 are primarily related to the reimbursement of certain infrastructure costs completed by the Company in conjunction with two land sale transactions that closed during the fourth quarter of 2015 as more fully described in Note 13, “Other Assets.”

Trade accounts receivable primarily consists of receivables related to golf operations, which were classified in assets held for sale on the consolidated balance sheets as of December 31, 2018 and thereafter until the sale of the golf operations during the fourth quarter of 2019. As of December 31, 2020, $0.5 million is due from the buyer of the golf operations for the rounds surcharge the Company paid to the City of Daytona Beach.

The collectability of the aforementioned receivables shall be considered and adjusted through an allowance for credit losses pursuant to ASC 326, Financial Instruments-Credit Losses. As of December 31, 2020 and 2019, the Company recorded an allowance for doubtful accounts of $0.5 million and less than $0.1 million, respectively.

PURCHASE ACCOUNTING FOR ACQUISITIONS OF REAL ESTATE SUBJECT TO A LEASE

Investments in real estate are carried at cost less accumulated depreciation and impairment losses, if any. The cost of investments in real estate reflects their purchase price or development cost. We evaluate each acquisition transaction to determine whether the acquired asset meets the definition of a business. Under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, an acquisition does not qualify as a business when there is no substantive process acquired or substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets or the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. Transaction costs related to acquisitions that are asset acquisitions are capitalized as part of the cost basis of the acquired assets, while transaction costs for acquisitions that are deemed to be acquisitions of a business are expensed as incurred. Improvements and replacements are capitalized when they extend the useful life or improve the productive capacity of the asset. Costs of repairs and maintenance are expensed as incurred.

In accordance with FASB guidance, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term unless the management believes that it is likely that the tenant will renew the lease upon expiration, in which case the Company amortizes the value attributable to the renewal over the renewal period. The value of in-place leases and leasing costs are amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

LAND AND DEVELOPMENT COSTS

The carrying value of land and development costs includes the initial acquisition costs of land and improvements thereto. Subsurface Interests (hereinafter defined) are also included in land and development costs. These costs are allocated to properties on a relative sales value basis and are charged to costs of sales as specific properties are sold. Due to the nature of the business, land and development costs have been classified as an operating activity on the consolidated statements of cash flows.

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

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. Such properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the consolidated statement of operations. The amount of depreciation of property, plant, and equipment, exclusive of amortization related to intangible assets, recognized for the years ended December 31, 2020, 2019, and 2018, was $11.3 million, $9.9 million, and $10.3 million, respectively. No interest was capitalized during the years ended December 31, 2020, 2019, or 2018.

The range of estimated useful lives for property, plant, and equipment is as follows:

Income Properties Buildings and Improvements	3 - 48	Years
Other Furnishings and Equipment	3 - 20	Years

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

INCOME PROPERTY LEASES

The rental of the Company’s income properties are classified as operating leases. The Company recognizes lease income on these properties on a straight-line basis over the term of the lease. The periodic difference between lease income recognized under this method and contractual lease payment terms (i.e., straight-line rent) is recorded as a deferred operating lease receivable and is included in straight-line rent adjustment on the accompanying consolidated balance sheets. The Company’s leases provide for reimbursement from tenants for variable lease payments including common area maintenance, insurance, real estate taxes and other operating expenses. A portion of our variable lease payment revenue is estimated each period and is recognized as rental income in the period the recoverable costs are incurred and accrued.

OPERATING LEASE EXPENSE

The Company leases property and equipment, which are classified as operating leases. The Company recognizes lease expense on a straight-line basis over the term of the lease.

GOLF OPERATIONS

The Company previously owned the LPGA International Golf Club (the “Club”), which consists of two 18-hole golf courses and a 3-hole practice facility, a clubhouse facility, including food and beverage operations, and a fitness center. Revenues from this operation, including greens fees, cart rentals, merchandise, and food and beverage sales, were recognized at the time of sale pursuant to FASB ASC Topic 606, Revenue from Contracts with Customers. Initiation fees and membership dues were recognized over the life of the membership, pursuant to FASB ASC Topic 606, Revenue from Contracts with Customers, which was generally twelve months.

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

STOCK-BASED COMPENSATION

At the Annual Meeting of Stockholders of the Company held on April 28, 2010, the Company’s stockholders approved the Consolidated-Tomoka Land Co. 2010 Equity Incentive Plan (the “Original 2010 Plan”). At the Annual Meeting of Stockholders of the Company held on April 24, 2013, the Company’s stockholders approved an amendment and restatement of the entire Original 2010 Plan, which among other things, incorporated claw back provisions and clarified language regarding the shares available subsequent to forfeiture of any awards of restricted shares. At the Annual Meeting of Stockholders of the Company held on April 23, 2014, the Company’s stockholders approved an amendment to the Original 2010 Plan increasing the number of shares authorized for issuance by 240,000 shares, bringing the total number of shares authorized for issuance to 454,000. At the Annual Meeting of Stockholders of the Company held on April 25, 2018, the Company’s stockholders approved the Second Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”) which, among other things, increased the number of shares available thereunder to 720,000. At the Annual Meeting of Stockholders of the Company held on April 29, 2020, the Company’s stockholders approved an amendment to the 2010 Plan increasing the number of shares authorized for issuance by 175,000 shares, bringing the total number of shares authorized for issuance to 895,000. Awards under the 2010 Plan may be in the form of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, and performance units. Employees of the Company and its subsidiaries and non-employee directors may be selected by the Compensation Committee to receive awards under the 2010 Plan. The maximum number of shares of which stock awards may be granted under the 2010 Plan is 895,000 shares. No participant may receive awards during any one calendar year representing more than 50,000 shares of common stock. In no event will the number of shares of common stock issued under the plan upon the exercise of incentive stock options exceed 895,000 shares. These limits are subject to adjustments by the Compensation Committee as provided in the 2010 Plan for stock splits, stock dividends, recapitalizations, and other similar transactions or events. The 2010 Plan currently provides that it will expire on the tenth anniversary of the date that it was adopted by the Board, and that no awards will be granted under the plan after that date. All non-qualified stock option awards, restricted share awards, and performance share awards granted under the 2010 Plan were determined to be equity-based awards under FASB ASC Topic, Share-Based Payments.

The Company used the Black-Scholes valuation pricing model to determine the fair value of its non-qualified stock option awards. The determination of the fair value of the awards is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the expected term of the awards, annual dividends, and a risk-free interest rate assumption. Compensation cost is recognized over the vesting period.

The Company used a Monte Carlo simulation pricing model to determine the fair value and vesting period of the restricted share awards subject to market conditions. The determination of the fair value of market condition-based awards is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the requisite performance term of awards, the performance of the Company’s stock price, annual dividends, and a risk-free interest rate assumptions. Compensation cost is recognized regardless of the achievement of the market conditions, provided the requisite service period is met.

INCOME TAXES

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under the Code commencing with its taxable year ended on December 31, 2020. The Company believes that, commencing with such taxable year, it has been organized and has operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws. The Company intends to continue to operate in such a manner. As a REIT, the Company will be subject to U.S. federal and state income taxation at corporate rates on its net taxable income; the Company, however, may claim a deduction for the amount of dividends paid to its stockholders. Amounts distributed as dividends by the Company will be subject to taxation at the stockholder level only. While the Company must distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to qualify as a REIT, the Company intends to distribute all of its net taxable income. The Company is allowed certain other non-cash deductions or adjustments, such as depreciation expense, when computing its REIT taxable income and distribution requirement. These deductions permit the Company to reduce its dividend payout requirement under U.S. federal income tax laws. Certain states may impose minimum franchise taxes. To comply with certain REIT requirements, we hold certain of our non-REIT assets and operations through taxable REIT subsidiaries (“TRSs”) and subsidiaries of TRSs, which will be subject to applicable U.S. federal, state and local corporate income tax on their taxable income. For the periods presented, the Company held a total of five TRSs subject to taxation. The Company’s TRSs will file separately as C-Corporations for the taxable year ended December 31, 2020.

The Company uses the asset and liability method to account for income taxes. Deferred income taxes result primarily from the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes (see Note 21, “Income Taxes”). In June 2006, the FASB issued additional guidance, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements included in income taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. In accordance with FASB guidance included in income taxes, the Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. Additionally, the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to the FASB guidance.

EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income for the period by the weighted average number of shares outstanding for the period. Diluted earnings per common share are based on the assumption of the conversion of stock options using the treasury stock method at average cost for the year, see Note 14, “Common Stock and Earnings Per Share.”

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.

The Company also has certain tenants within our income property portfolio that make up more than 10% of our geographic concentration and/or revenues, as described below:

●	Square Footage Concentrations. As of December 31, 2020, a total of 11%, 12%, 17%, 20%, and 26% of the Company’s income property portfolio, based on square footage, were located in the state of Georgia, Arizona, Texas, North Carolina, and Florida, respectively. As of December 31, 2019, a total of 12%, 21%, 24%, and 28% of the Company’s income property portfolio, based on square footage, were located in the state of New Mexico, Texas, Florida, and North Carolina, respectively. Additionally, as of December 31, 2019, all of the Company’s land holdings, golf operations, and agriculture operations, were located in the state of Florida.
●	Tenant Concentrations. We had one tenant, Wells Fargo, located in Raleigh, North Carolina, that accounted for 10.9%, 12.5%, and 13.5% of our total revenue during the year ended December 31, 2020, 2019 and 2018, respectively. This property also represented 18.1% of the total square footage of our income property portfolio as of December 31, 2020.
●	Base Rent Concentrations. A total of 11%, 13%, 15%, and 26% of our base rent revenue during the year ended December 31, 2020 was generated from tenants located in Georgia, Arizona, North Carolina, and Florida, respectively. Additionally, more than 20% of our base rent revenue during the year ended December 31, 2020 was generated from tenants in the financial services industry including Wells Fargo, Fidelity Investments, Bank of America, and JP Morgan Chase.

NOTE 3.      REVENUE RECOGNITION

The Company implemented FASB ASC Topic 606, Revenue from Contracts with Customers effective January 1, 2018 utilizing the modified retrospective method.

The following table summarizes the Company’s revenue from continuing operations by segment, major good and/or service, and the related timing of revenue recognition for the year ended December 31, 2020 (in thousands):

	Income Properties	Management Services	Commercial Loan and Master Lease Investments	Real Estate Operations	Total Revenues
Major Good / Service:
Lease Revenue - Base Rent	$37,826	$—	$—	$—	$37,826
Lease Revenue - CAM	3,154	—	—	—	3,154
Lease Revenue - Reimbursements	6,182	—	—	—	6,182
Lease Revenue - Billboards	231	—	—	—	231
Above / Below Market Lease Accretion	1,754	—	—	—	1,754
Contributed Leased Assets Accretion	245	—	—	—	245
Management Services	—	2,744	—	—	2,744
Commercial Loan and Master Lease Investments	—	—	3,034	—	3,034
Mitigation Credit Sales	—	—	—	6	6
Subsurface Revenue - Other	—	—	—	638	638
Fill Dirt and Other Revenue	—	—	—	6	6
Interest and Other Revenue	561	—	—	—	561
Total Revenues	$49,953	$2,744	$3,034	$650	$56,381

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$—	$6	$6
Services Transferred Over Time	561	2,744	—	644	3,949
Over Lease Term	49,392	—	—	—	49,392
Commercial Loan and Master Lease Investments Related Revenue	—	—	3,034	—	3,034
Total Revenues	$49,953	$2,744	$3,034	$650	$56,381

The following table summarizes the Company’s revenue from continuing operations by segment, major good and/or service, and the related timing of revenue recognition for the year ended December 31, 2019 (in thousands):

	Income Properties	Management Services	Commercial Loan and Master Lease Investments	Real Estate Operations	Total Revenues
Major Good / Service:
Lease Revenue - Base Rent	$35,108	$—	$—	$—	$35,108
Lease Revenue - CAM	1,422	—	—	—	1,422
Lease Revenue - Reimbursements	2,759	—	—	—	2,759
Lease Revenue - Billboards	243	—	—	—	243
Above / Below Market Lease Accretion	2,383	—	—	—	2,383
Contributed Leased Assets Accretion	217	—	—	—	217
Lease Incentive Amortization	(277)	—	—	—	(277)
Management Services	—	304	—	—	304
Commercial Loan and Master Lease Investments	—	—	1,829	—	1,829
Subsurface Lease Revenue	—	—	—	598	598
Subsurface Revenue - Other	—	—	—	150	150
Fill Dirt and Other Revenue	—	—	—	104	104
Interest and Other Revenue	101	—	—	—	101
Total Revenues	$41,956	$304	$1,829	$852	$44,941

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$—	$254	$254
Services Transferred Over Time	101	304	—	—	405
Over Lease Term	41,855	—	—	598	42,453
Commercial Loan and Master Lease Investments Related Revenue	—	—	1,829	—	1,829
Total Revenues	$41,956	$304	$1,829	$852	$44,941

The following table summarizes the Company’s revenue from continuing operations by segment, major good and/or service, and the related timing of revenue recognition for the year ended December 31, 2018 (in thousands):

	Income Properties	Commercial Loan and Master Lease Investments	Real Estate Operations	Total Revenues
Major Good / Service:
Lease Revenue - Base Rent	$31,587	$—	$—	$31,587
Lease Revenue - CAM	2,905	—	—	2,905
Lease Revenue - Reimbursements	2,934	—	—	2,934
Lease Revenue - Billboards	250	—	—	250
Above / Below Market Lease Accretion	2,339	—	—	2,339
Contributed Leased Assets Accretion	218	—	—	218
Lease Incentive Amortization	(302)	—	—	(302)
Commercial Loan and Master Lease Investments	—	616	—	616
Impact Fee and Mitigation Credit Sales	—	—	1,338	1,338
Subsurface Lease Revenue	—	—	957	957
Subsurface Revenue - Other	—	—	668	668
Fill Dirt and Other Revenue	—	—	3	3
Interest and Other Revenue	145	—	—	145
Total Revenues	$40,076	$616	$2,966	$43,658

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$2,009	$2,009
Services Transferred Over Time	145	—	—	145
Over Lease Term	39,931	—	957	40,888
Commercial Loan and Master Lease Investments Related Revenue	—	616	—	616
Total Revenues	$40,076	$616	$2,966	$43,658

NOTE 4.       INCOME PROPERTIES

Leasing revenue consists of long-term rental revenue from retail, office, and commercial income properties, and billboards, which is recognized as earned, using the straight-line method over the life of each lease. Lease payments below include straight-line base rental revenue as well as the non-cash accretion of above and below market lease amortization.

The components of leasing revenue are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Leasing Revenue
Lease Payments	$39,825	$37,431	$33,842
Variable Lease Payments	10,128	4,525	6,234
Total Leasing Revenue	$49,953	$41,956	$40,076

Minimum future base rental revenue on non-cancelable leases subsequent to December 31, 2020, for the next five years ended December 31 are summarized as follows (in thousands):

Year Ending December 31,	Amounts
2021	$38,395
2022	37,053
2023	34,622
2024	31,476
2025	30,742
2026 and thereafter (cumulative)	376,917
Total	$549,205

2020 Acquisitions. During the year ended December 31, 2020, the Company acquired two multi-tenant income properties and two single-tenant income properties for an aggregate purchase price of $185.1 million, or a total acquisition cost of $185.7 million, which includes capitalized acquisition costs. Of the total acquisition cost, $50.0 million was allocated to land, $94.6 million was allocated to buildings and improvements, $21.9 million was allocated to intangible assets pertaining to the in-place lease value, leasing costs, and above market lease value, and $1.8 million was allocated to intangible liabilities for the below market lease value. The remaining $21.0 million was classified as a commercial loan investment, see below in addition to  Note 5, “Commercial Loan and Master Lease Investments.”  The weighted average amortization period for the intangible assets and liabilities was 4.5 years at acquisition.

The properties acquired during the year ended December 31, 2020 are described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Purchase Price ($000's)	Percentage Leased at Acquisition	Remaining Lease Term at Acquisition Date (in years)
Crossroads Towne Center	Multi-Tenant	Chandler, AZ	01/24/20	254,109	$61,800	99%	5.0
Ashford Lane	Multi-Tenant	Atlanta, GA	02/21/20	268,572	75,435	80%	3.6
Ford Motor Credit	Single-Tenant	Tampa, FL	08/21/20	120,500	26,900	100%	5.6
Master Tenant - Hialeah (1)	Single-Tenant	Hialeah, FL	09/25/20	108,029	21,000	100%	25.0
		Total / Weighted Average		751,210	$185,135		6.5
(1)

The lease with the Master Tenant – Hialeah (“Master Tenant – Hialeah Lease”) includes three tenant repurchase options. Pursuant to FASB ASC Topic 842, Leases, the $21.0 million investment has been recorded in the accompanying consolidated balance sheet as of December 31, 2020 as a commercial loan and master lease investment.

See Note 25, “Subsequent Events” for information related to the multi-tenant income property acquired subsequent to December 31, 2020.

2020 Dispositions. During the year ended December 31, 2020, the Company sold 11 income properties and one vacant land parcel for total disposition volume of $86.5 million. The sale of the properties generated a gain of $8.6 million. In addition to the income property and vacant land parcel dispositions, the Company sold eight of its remaining nine billboard sites for a sales price of $1.5 million, resulting in a gain equal to the sales price. See Note 25, “Subsequent Events” for information related to the single-tenant income properties sold subsequent to December 31, 2020.

The income properties disposed of during the year ended December 31, 2020 are described below:

Tenant Description	Tenant Type	Date of Disposition	Sales Price ($000's)	Gain (Loss) on Sale ($000's)	EPS, After Tax
CVS, Dallas, TX	Single-Tenant	04/24/20	$15,222	$854	$0.14
Wawa, Daytona Beach, FL	Single-Tenant	04/29/20	6,002	1,769	0.29
JPMorgan Chase Bank, Jacksonville, FL	Single-Tenant	06/18/20	6,715	959	0.15
7-Eleven, Dallas, TX	Multi-Tenant	06/26/20	2,400	(46)	(0.01)
Bank of America, Monterey, CA	Single-Tenant	06/29/20	9,000	3,892	0.63
Wawa, Jacksonville, FL	Single-Tenant	07/23/20	7,143	246	0.04
Carrabbas, Austin, TX	Single-Tenant	08/05/20	2,555	(84)	(0.01)
PDQ, Jacksonville, FL	Single-Tenant	09/08/20	2,540	128	0.02
Macaroni Grill, Arlington, TX	Single-Tenant	10/13/20	2,500	68	0.01
Aspen Development, Aspen, CO	Single-Tenant	12/21/20	28,500	501	0.11
Outback, Austin, TX	Single-Tenant	12/23/20	3,402	222	0.07
Total / Weighted Average			$85,979	$8,509	$1.44

Operational Activities. During the three months ended September 30, 2020, the Company commenced rebranding and repositioning efforts on its 269,000-square foot Perimeter Place retail center in Atlanta, Georgia. As part of the rebranding efforts, the Company relaunched the property as Ashford Lane. The revitalized property will include a redesign of the existing public areas to provide more green space, a series of outreach and marketing campaigns to drive engagement and brand awareness, and a focused effort on leasing the existing vacancy with new, complimentary tenants that will deliver an improved experience for the community.

2019 Acquisitions. During the year ended December 31, 2019, the Company acquired ten single-tenant income properties and one multi-tenant income property, for an aggregate purchase price of $164.7 million, or an aggregate acquisition cost of $165.7 million including capitalized acquisition costs. Of the total acquisition cost, $45.6 million was allocated to land, $83.5 million was allocated to buildings and improvements, $23.4 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees and above market lease value, and $3.1 million was allocated to intangible liabilities for the below market lease value. The remaining $16.3 million was classified as a commercial loan investment as described in Note 5, “Commercial Loan and Master Lease Investments.” The weighted average amortization period for the intangible assets and liabilities was 9.7 years at acquisition.

2019 Dispositions. Twenty-one single-tenant income properties were disposed of during the year ended December 31, 2019 as follows:

●	On November 26, 2019, as part of PINE’s initial public offering (the “IPO”), the Company sold or contributed 20 single-tenant net-leased income properties to PINE and its operating partnership (the “Alpine OP”) for aggregate cash consideration of $125.9 million for 15 of the properties and an aggregate of 1,223,854 of the Alpine OP (“OP Units”) for 5 of the properties, with the OP Units having an initial value of $23.3 million, based on Alpine’s IPO price, resulting in a gain of $1.0 million, or $0.16 per share, after tax (the “PINE Income Property Sale Transactions”).

In addition to investing in PINE by way of receipt of the OP Units, the Company invested $15.5 million of cash in PINE at its IPO, receiving 815,790 shares of PINE’s common stock. In aggregate, the Company owns 2.04 million shares of PINE, or 22.3% of its total initial shares outstanding.

●	On August 7, 2019, the Company sold its 1.56-acre outparcel subject to a ground lease with Wawa located in Winter Park, Florida for $2.8 million (the “Wawa Sale”). The property is an outparcel to the Grove at Winter Park which the Company sold in May 2019. The gain on the Wawa Sale totaled $2.1 million, or $0.33 per share, after tax.

Additionally, three multi-tenant income properties, which were classified in Assets Held for Sale as of December 31, 2018, were disposed of during the year ended December 31, 2019 (the “Multi-Tenant Dispositions”) as described below.

●	On June 24, 2019, the Company sold its 76,000 square foot multi-tenant retail property located in Santa Clara, California for $37.0 million (the “Peterson Sale”). The gain on the Peterson Sale totaled $9.0 million, or $1.36 per share, after tax.
●	On May 23, 2019, the Company sold its 112,000 square foot multi-tenant retail property, anchored by a 24 Hour Fitness, located in Winter Park, Florida for $18.3 million (the “Grove Sale”). The gain on the Grove Sale totaled $2.8 million, or $0.42 per share, after tax.
●	On February 21, 2019, the Company sold its 59,000 square foot multi-tenant retail property, anchored by a Whole Foods Market retail store, located in Sarasota, Florida for $24.6 million (the “Whole Foods Sale”). The gain on the Whole Foods Sale totaled $6.9 million, or $0.96 per share, after tax.

2019 Leasing Activity. On July 16, 2019, the Company entered into a lease termination agreement (the “Termination Agreement”) with Cocina 214, the tenant of one of the Company’s beachfront restaurant properties located in Daytona Beach, Florida. Pursuant to the Termination Agreement, the Company agreed to fund Cocina 214 $1.0 million of their original contribution towards the completion of the building and tenant improvements and other personal property as described in Note 19, “Deferred Revenue.” Additionally, pursuant to the Termination Agreement, the Company collected the balance of unpaid rent totaling $0.3 million that was due through the date Cocina 214 vacated the property. Accordingly, the Company made a net payment to Cocina 214 of $0.7 million in August 2019.

On July 18, 2019, the Company entered into a lease agreement with Broken Hook, LLC to operate the beachfront restaurant as Crabby’s Oceanside Daytona Beach (the “Crabby’s Lease”). The Crabby’s Lease commenced on August 4, 2019 with rent commencing on August 26, 2019 and has an original lease term of ten years with four five-year renewal options.

2018 Acquisitions. During the year ended December 31, 2018, the Company acquired eleven single-tenant income properties, for an aggregate purchase price of $106.6 million, or an aggregate acquisition cost of $107.8 million including capitalized acquisition costs. Of the total acquisition cost, $47.9 million was allocated to land, $45.6 million was allocated to buildings and improvements, $15.6 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees and above market lease value, and $1.3 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 13.2 years at acquisition.

2018 Dispositions. Four income properties were disposed of during the year ended December 31, 2018. On March 26, 2018, the Company sold its four self-developed, multi-tenant office properties located in Daytona Beach, Florida, for $11.4 million. The sale included the 22,012 square-foot Concierge office building, the 30,720 square-foot Mason Commerce Center comprised of two office buildings, and the 15,360 square-foot Williamson Business Park office building. The gain on the sale totaled $3.7 million, or $0.49 per share, after tax. The Company utilized the proceeds to fund a portion of the previously acquired income property located near Portland, Oregon, leased to Wells Fargo, through a reverse 1031 like-kind exchange structure. As part of the transaction, the Company entered into a lease of its 7,600 square-foot office space in Williamson Business Park for 5 years at a market rental rate.

NOTE 5.       COMMERCIAL LOAN AND MASTER LEASE INVESTMENTS

Our investments in commercial loans or similar structured finance investments, such as mezzanine loans or other subordinated debt, have been and are expected to continue to be secured by real estate or the borrower’s pledge of its ownership interest in the entity that owns the real estate. The loans we invest in or originate are for commercial real estate located in the United States and its territories, and are current or performing with either a fixed or floating rate. Some of these loans may be syndicated in either a pari-passu or senior/subordinated structure. Commercial first mortgage loans generally provide for a higher recovery rate due to their senior position in the underlying collateral. Commercial mezzanine loans are typically secured by a pledge of the borrower’s equity ownership in the underlying commercial real estate. Unlike a mortgage, a mezzanine loan is not secured by a lien on the property. An investor’s rights in a mezzanine loan are usually governed by an intercreditor agreement that provides holders with the rights to cure defaults and exercise control on certain decisions of any senior debt secured by the same commercial property.

2020 Activity. In light of the COVID-19 Pandemic, the Company began marketing its commercial loan portfolio in advance of their upcoming maturities to further strengthen the Company’s liquidity. The Company received multiple bids for the portfolio including a bid offering a value that was at a discount to par. Additionally, the Company implemented the guidance regarding CECL effective January 1, 2020, which resulted in an allowance reserve of $0.3 million. The CECL reserve combined with the impairment related to marketing the loan portfolio resulted in an aggregate impairment charge on the loan portfolio of $1.9 million, or $0.30 per share, after tax during the three months ended March 31, 2020.

During the three months ended June 30, 2020, the Company sold four of its commercial loan and master lease investments in two separate transactions generating aggregate proceeds of $20.0 million and resulting in a second quarter loss of $0.4 million, or $0.06 per share, after tax. For the year ended December 31, 2020, the total loss on the loan portfolio disposition, including the $1.9 million impairment and CECL reserve charges on the four loans disposed of was $2.1 million, or $0.33 per share, after tax.

On September 25, 2020, the Company acquired a 108,000 square foot retail property in Hialeah, Florida for $21.0 million which is master-leased to a national retail developer (the “Master Tenant”) . The 25-year lease includes annual rent escalations as well as certain future purchase rights by the Master Tenant (“Master Tenant – Hialeah Lease”). Pursuant to FASB ASC Topic 842, Leases, due to the future repurchase rights, the Master Tenant – Hialeah Lease does not qualify for treatment as a property purchase and has been accounted for on the consolidated balance sheets as a commercial loan and master lease investment. The Company has imputed interest on the Master Tenant – Hialeah Lease which is being recognized as interest income on commercial loan and master lease investments in the Company’s consolidated statements of operations.

On October 13, 2020, the Company originated a loan in connection with the sale of a vacant land parcel located adjacent to the formerly owned property in Dallas, Texas, leased to 7-Eleven which was sold in June 2020. The principal loan amount of $0.4 million bears interest at a fixed rate of 7.50% and has an initial term of 2.5 years.

On November 3, 2020, the Company’s $2.0 million loan with the buyer of the Company’s former golf operations was repaid by the borrower generating proceeds of $2.0 million.

The Company’s commercial loan and master lease investments were comprised of the following at December 31, 2020 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Ground Lease Loan – 400 Josephine Street, Austin, TX	July 2019	N/A	$16,250	$16,250	$16,827	N/A
Master Tenant – Hialeah Lease Loan – Hialeah, FL	September 2020	N/A	21,085	21,085	21,101	N/A
Mortgage Note – 4311 Maple Avenue – Dallas, TX	October 2020	April 2023	400	400	392	7.50%
			$37,735	$37,735	$38,320

The Company’s commercial loan and master lease investments were comprised of the following at December 31, 2019 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
First Mortgage – 72-Acre Land Parcel, Orlando, FL	June 2019	June 2020	$8,000	$8,000	$7,928	12.00%
Mortgage Note – 400 Josephine Street, Austin, TX	July 2019	July 2020	8,250	8,250	8,208	11.50%
Ground Lease Loan – 400 Josephine Street, Austin, TX	July 2019	N/A	16,250	16,250	16,444	N/A
LPGA Buyer Loan – Daytona Beach, FL	Oct 2019	Oct 2020	2,070	2,070	2,045	7.50%
			$34,570	$34,570	$34,625

The carrying value of the commercial loan and master lease investment portfolio at December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31,
	2020	2019
Current Face Amount	$37,735	$34,570
Imputed Interest over Rent Payments Received	593	194
Unaccreted Origination Fees	(4)	(139)
Impairment / CECL Reserve	(4)	—
Total Commercial Loan and Master Lease Investments	$38,320	$34,625

2019 Activity. On July 5, 2019, the Company originated an $8.3 million first mortgage loan secured by the leasehold interest in the Carpenter Hotel in Austin, Texas. The loan was interest-only with a term of one-year with a fixed interest rate of 11.50%. The Company received an origination fee of 1%, or $0.1 million.

On July 5, 2019, the Company acquired 1.4 acres of land under the Carpenter Hotel in Austin, Texas (the “Carpenter Purchase”), for $16.25 million. Separately, the Company entered into a new 99-year ground lease (the “Ground Lease”) whereby the Company leased back the land to the seller. The Ground Lease includes annual escalations and certain future repurchase rights. Pursuant to FASB ASC Topic 842, Leases, due to the future repurchase rights, the Ground Lease does not qualify for treatment as a property purchase and has been accounted for on the consolidated balance sheets as a commercial loan and master lease investment (the “Ground Lease Loan”). The Company has imputed interest on the Ground Lease Loan which is being recognized as interest income on commercial loan and master lease investments in the Company’s consolidated statements of operations.

On June 14, 2019, the Company originated an $8.0 million first mortgage bridge loan secured by 72 acres of land in Orlando, Florida. The loan was interest-only with a term of one-year with two 1-year extensions with a fixed interest rate of 12.00%. The Company received an origination fee of 2%, or $0.2 million.

On October 17, 2019, the Company originated an $2.1 million first mortgage loan secured by the LPGA golf assets which were sold on October 17, 2019. The loan was interest-only with a term of one-year with two six-month extensions with a fixed interest rate of 7.50%. The Company received an origination fee of 1.5%, or less than $0.1 million.

NOTE 6.       RELATED PARTY MANAGEMENT SERVICES BUSINESS

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

During the years ended December 31, 2020 and 2019, the Company earned management fee revenue from PINE totaling $2.5 million and $0.2 million, respectively, which is included in management services in the accompanying consolidated statements of operations. Dividend income for the years ended December 31, 2020 and 2019 totaled $1.7 million and $0.1 million and is included in investment and other income (loss) in the accompanying consolidated statements of operations. The management fee revenue and dividend income for the year ended December 31, 2019 represents the initial stub period of PINE’s operations from November 26, 2019 to December 31, 2019.

The following table represents amounts due from PINE to the Company as of December 31, 2020 and December 31, 2019 which are included in other assets on the consolidated balance sheets (in thousands):

	As of
Description	December 31, 2020	December 31, 2019
Management Services Fee due from PINE	$631	$254
Dividend Receivable	—	71
Other	35	56
Total	$666	$381

Land JV. Pursuant to the terms of the operating agreement for the Land JV, the initial amount of the management fee was $20,000 per month. The management fee is evaluated quarterly and as land sales occur in the Land JV, the basis for our management fee is reduced as the management fee is based on the value of real property that remains in the Land JV. The monthly management fee as of December 31, 2020 was $11,000 per month. During the years ended December 31, 2020 and 2019 the Company earned management fee revenue from the Land JV totaling $0.2 million and $0.1 million, respectively, which is included in management services in the accompanying consolidated statements of operations and was collected in full during the periods earned. The management fee revenue earned during the year ended December 31, 2019 represents the initial stub period of the Land JV’s operations from October 16, 2019 to December 31, 2019.

NOTE 7.       REAL ESTATE OPERATIONS

Real Estate Operations

Land and development costs at December 31, 2020 and 2019 were as follows (in thousands):

	December 31,
	2020	2019
Land and Development Costs	$6,377	$6,069
Subsurface Interests	706	663
Total Land and Development Costs	$7,083	$6,732

Revenue from continuing real estate operations consisted of the following for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	December 31,
Revenue Description	2020	2019	2018
Impact Fee and Mitigation Credit Sales	$6	$—	$1,338
Subsurface Revenue	638	748	1,625
Fill Dirt and Other Revenue	6	104	3
Total Real Estate Operations Revenue	$650	$852	$2,966

Daytona Beach Development. During 2018, the Company acquired a 5-acre parcel of land with existing structures in downtown Daytona Beach, for a purchase price of $2.0 million. Through December 31, 2019, the Company has also acquired other contiguous parcels totaling one-acre for $2.1 million. Combined, these parcels represent the substantial portion of an entire city block in downtown Daytona Beach adjacent to International Speedway Boulevard, a major thoroughfare in Daytona Beach. We have engaged a national real estate brokerage firm to assist us in identifying a developer or investor to acquire a portion or all of the property or to contribute into a potential joint venture to redevelop the property. We are pursuing entitlements for the potential redevelopment of these parcels, along with certain other adjacent land parcels, some of which we have under contract for purchase. As of December 31, 2020, we have incurred $1.6 million in raze and entitlement costs related to these parcels which is included in land and development costs on the consolidated balance sheets.

Other Real Estate Assets. The Company owns mitigation credits with a cost basis of $2.6 million as of December 31, 2020. As of December 31, 2019, the Company owned mitigation credits with a cost basis of $2.3 million. The increase in mitigation credit cost basis for the year ended December 31, 2020 compared to the year ended December 31, 2019 is primarily the result of the 48 mitigation credits acquired from the Mitigation Bank (as defined in Note 8, “Investments in Joint Ventures”) totaling $3.6 million, or $75,000 per credit. The cost basis was reduced by (i) the impact of 42 mitigation credits with a cost basis of $2.9 million that were provided at no cost to buyers during the year ended December 31, 2020, (ii) two mitigation credits purchased by the Company from the Mitigation Bank JV for $0.2 million during the first quarter of 2020, and (iii) 31 mitigation credits with a cost basis of less than $0.1 million transferred to buyers of land previously sold, which costs were accrued for in prior years at the time of the original land sale. The aggregate cost of sales charge of  $3.0 million was included in direct costs of revenues of real estate operations during the year ended December 31, 2020 in the consolidated statements of operations. Additionally, the Company transferred 13.31 federal mitigation credits to the permit related to the land that gave rise to the environmental restoration matter more fully described in Note 22, “Commitment and Contingencies”. These credits had an aggregate cost basis of $0.1 million and are included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2020.

Mitigation credit sales totaled less than $0.1 million and $1.0 million during the years ended December 31, 2020 and 2018, respectively, with no mitigation credit sales during the year ended December 31, 2019. During the year ended December 31, 2018, the Company transferred mitigation credits with a basis of $0.1 million to the land acquired by Buc-ee’s with no such transfers during the year ended December 31, 2019. During the year ended December 31, 2018, the Company received cash payments of $0.3 million for impact fees with a cost basis that was generally of equal value, with no such impact fee sales during the year ended December 31, 2020 or 2019 as the balance of impact fees is nominal. Additionally, during the year ended December 31, 2018, impact fees with a cost basis of $0.1 million were transferred to the beachfront restaurant leased to LandShark Bar & Grill.

Subsurface Interests. As of December 31, 2020, the Company owns full or fractional subsurface oil, gas, and mineral interests underlying 454,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage. During the year ended December 31, 2020, the Company sold 345 acres of subsurface interests totaling $0.4 million, of which revenues are included within real estate operations in the consolidated statements of operations for the year ended December 31, 2020 (see Note 25, “Subsequent Events” for information related to the subsurface acres sold subsequent to December 31, 2020). There were no subsurface sales during the years ended December 31, 2019 or 2018.

Prior to September 2019, the Company leased certain of the Subsurface Interests to a mineral exploration organization for exploration. The lessee had previously exercised renewal options through the eighth year of the lease which ended on September 22, 2019. The Lessee elected not to renew the oil exploration lease beyond September 22, 2019. Lease income generated by the annual lease payments was recognized on a straight-line basis over the guaranteed lease term. For the year ended December 31, 2019 and 2018, lease income of $0.6 million and $0.8 million was recognized, respectively, with no lease income recognized during the year ended December 31, 2020.

During the year ended December 31, 2020, 2019 and 2018, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled less than $0.1 million during each respective year.

The Company is not prohibited from selling any or all of its Subsurface Interests. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee typically based on a percentage of the surface value. Should the Company complete a transaction to sell all or a portion of its Subsurface Interests or complete a release transaction, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments including income-producing properties. Cash payments for the release of surface entry rights totaled $0.2 million and $0.1 million during the years ended December 31, 2020 and 2019. During the year ended December 31, 2018, the Company completed a transaction releasing our surface entry rights on 600 acres in exchange for $0.2 million in cash and fee title to 40 additional acres in Hendry County, valued at $0.3 million. Including the non-cash value received, the gain from the transaction totaled $0.4 million, or $0.06 per share, after tax. Additional cash payments for the release of surface entry rights during 2018 totaled $0.1 million.

Real Estate Operations – Discontinued Operations

As of December 31, 2020, the Company continues to pursue land sales of the approximately 1,600 acres that formerly comprised its land holdings on behalf of the partners of the Land JV (“JV Partners”) in its role as manager of the Land JV. The Company’s retained interest in the Land JV represents a notional 33.5% stake in the venture, the value of which may be realized in the form of distributions based on the timing and the amount of proceeds achieved when the land is ultimately sold by the Land JV. As of December 31, 2020, the Land JV has completed $79.7 million in land sales since its inception in mid-October 2019 and currently has a pipeline of two purchase and sale agreements for potential land sale transactions representing $5.0 million of potential proceeds to the Land JV. The roughly 55 acres under contract represents 3% of the total remaining land in the Land JV.

The Company currently serves as the manager of the Land JV and is responsible for day-to-day operations at the direction of the JV Partners. All major decisions and certain other actions that can be taken by the manager must be approved by the unanimous consent of the JV Partners (the “Unanimous Actions”). Unanimous Actions include such matters as the approval of pricing for all land parcels in the Land JV; approval of contracts for the sale of land that contain material revisions to the standard purchase contract of the Land JV; entry into any lease agreement affiliated with the Land JV;  entering into listing or brokerage agreements; approval and amendment of the Land JV’s operating budget; obtaining financing for the Land JV; admission of additional members; and dispositions of the Land JV’s real property for amounts less than market value. Pursuant to the Land JV’s operating agreement, the Land JV paid the manager a management fee in the initial amount of $20,000 per month. The management fee is evaluated quarterly and as land sales occur in the Land JV, the basis for our management fee is reduced as the management fee is based on the value of real property that remains in the Land JV. The monthly management fee as of December 31, 2020 was $11,000 per month.

Since the transition in our land operations occurred late in 2019, the impact of land sales for the periods prior to October 2019 are no longer germane to our financial condition, results of operations and cash flows. As such the following  summarized information is provided regarding land sales activity prior to October 2019.

Revenue from discontinued real estate operations consisted of the following for the years ended December 31, 2020, 2019 and 2018 (in thousands):

Revenue Description	December 31, 2019	December 31, 2018
Land Sales Revenue	$10,975	$41,452
Revenue from Reimbursement of Infrastructure Costs	—	1,556
Agriculture	68	23
Total Real Estate Operations Revenue	$11,043	$43,031

2019 Land Sales. During the year ended December 31, 2019, the Company completed five land sales transactions, including: (i) the Magnetar Land Sale for 5,300 acres of land, for total proceeds of $97.0 million; (ii) two transactions with Unicorp Development representing 23.6 acres and generating aggregate proceeds of $7.1 million; (iii) the sale of 38 acres for total proceeds of $0.7 million, and (iv) a land sale to NADG for 13 acres generating proceeds of $3.0 million. In total, during 2019, the Company sold 5,400 acres generating proceeds of $108.0 million. Including the $48.9 million recognized on the retained interest in the Land JV, gains of $133.0 million, or $20.60 per share, after tax, were recognized.

2018 Land Sales. During the year ended December 31, 2018, the Company completed land transactions representing 2,697 acres including: (i) the sale of a 70% interest in the Mitigation Bank (hereinafter defined) that holds 2,500 acres for proceeds of $15.3 million and (ii) twelve land sales totaling 205 acres for aggregate proceeds of $43.7 million. The twelve land sales generated gains of $32.6 million, or $4.44 per share, after tax.

Land Impairments. During the years ended December 31, 2019, and 2018, the Company did not recognize any impairments on its undeveloped land holdings. During the year ended December 31, 2020, the Company recognized $7.2 million in impairment charges related to its undeveloped land holdings. The $7.2 million is comprised of a $0.1 million impairment charge on one of the land parcels included in the Daytona Beach Development and a $ 7.1 million impairment charge on the Company’s retained interest in the Land LV. The $7.1 million impairment on the retained interest in the Land JV is the result of a re-forecast of the anticipated undiscounted future cash flows to be received by the Company based on the estimated timing of future land sales from the Land JV. As the timing of land sales is a significant estimate, the Company deems that there is at least a remote possibility that this estimate could change in the near term.

NOTE 8. INVESTMENT IN JOINT VENTURES

The Company’s investment in joint ventures were as follows as of December 31, 2020 and December 31, 2019 (in thousands):

	As of
	December 31, 2020	December 31, 2019
Land JV	$41,765	$48,865
Mitigation Bank JV	6,912	6,872
Total Investment in Joint Ventures	$48,677	$55,737

Land JV. The Investment in Joint Ventures on the Company’s consolidated balance sheets includes the Company’s ownership interest in the Land JV. We have concluded the Land JV is a variable interest entity and is accounted for under the equity method of accounting as the Company is not the primary beneficiary as defined in FASB ASC Topic 810, Consolidation. The significant factors related to this determination include, but are not limited to, the Land JV being jointly controlled by the members through the use of unanimous approval for all material actions. Under the guidance of FASB ASC 323, Investments-Equity Method and Joint Ventures, the Company uses the equity method to account for the Land JV investment.

During the year ended December 31, 2020, the Company recognized an impairment on its retained interest in the Land JV totaling $7.1 million which is included in investment in joint ventures on the consolidated balance sheet. The $7.1 million impairment on the retained interest in the Land JV is the result of a re-forecast of the anticipated undiscounted future cash flows to be received by the Company based on the estimated timing of future land sales from the Land JV. As the timing of land sales is a significant estimate, the Company deems that there is at least a remote possibility that this estimate could change in the near term.

The following table provides summarized financial information of the Land JV as of December 31, 2020 and December 31, 2019 (in thousands):

	As of
	December 31, 2020	December 31, 2019
Assets, Cash and Cash Equivalents	$802	$15,066
Assets, Prepaid Expenses	117	61
Assets, Investment in Land Assets	5,658	17,058
Total Assets	$6,577	$32,185

Liabilities, Accounts Payable, Accrued Expenses, Deferred Revenue	$228	$987
Equity	$6,349	$31,198
Total Liabilities & Equity	$6,577	$32,185

The following table provides summarized financial information of the Land JV for the years ended December 31, 2020 and 2019 (in thousands). There was no activity for the year ended December 31, 2018.

	Year Ended
	December 31, 2020	December 31, 2019
Revenues	$65,446	$14,635
Direct Cost of Revenues	(13,012)	(1,268)
Operating Income	$52,434	$13,367
Other Operating Expenses	(462)	(90)
Net Income	$51,972	$13,277

The Company’s share of the Land JV’s net income was zero for the years ended December 31, 2020 and 2019. Pursuant to ASC 323, certain adjustments are made when calculating the Company’s share of net income, including adjustments required to reflect the investor’s share of changes in investee’s capital to reflect distributions from the venture. Additionally, basis differences are also considered. The Company recorded the retained interest in the Land JV of $48.9 million at the estimated fair market value based on the relationship of the $97.0 million sales price of the 66.5% equity interest to the 33.5% retained interest. The Land JV recorded the assets contributed by the Company at carry-over basis pursuant to ASC 845 which states that transfers of nonmonetary assets to should typically be recorded at the transferor’s historical cost basis. Accordingly, the Company’s basis difference in the 33.5% retained equity interest will be evaluated each quarter upon determining the Company’s share of the Land JV’s net income. No adjustment was required for the year ended December 31, 2020.

Mitigation Bank. The mitigation bank transaction completed in June 2018 consists of the sale of a 70% interest in the Mitigation Bank JV. The purchaser of the 70% interest in the Mitigation Bank JV is comprised of certain funds and accounts managed by an investment advisor subsidiary of BlackRock, Inc. (“BlackRock”). The Company retained an 30% non-controlling interest in the Mitigation Bank JV. A third-party was retained by the Mitigation Bank JV as the day-to-day manager of the Mitigation Bank property, responsible for the maintenance, generation, tracking, and other aspects of wetland mitigation credits. The $6.9 million investment in joint ventures included on the Company’s consolidated balance sheets is comprised of the fair market value of the 30% retained interest in the Mitigation Bank JV.

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

The operating agreement of the Mitigation Bank JV (the “Operating Agreement”) executed in conjunction with the mitigation bank transaction stipulates that the Company shall arrange for sales of the Mitigation Bank JV’s mitigation credits to unrelated third parties totaling no less than $6.0 million of revenue to the Mitigation Bank JV, net of commissions, by the end of 2020, utilizing a maximum of 60 mitigation credits (the “Minimum Sales Requirement”). The Operating

Agreement stipulates that if the Minimum Sales Requirement is not achieved, then BlackRock has the right, but is not required, to cause the Company to purchase the number of mitigation credits necessary to reach the Minimum Sales Requirement (the “Minimum Sales Guarantee”). Subsequent to December 31, 2020, the Company has had active discussion with BlackRock regarding the Minimum Sales Guarantee. Based on those discussions, the Company currently anticipates that the Minimum Sales Guarantee payment would be paid to BlackRock in the latter half of 2021. The Company is also in discussion with BlackRock regarding the Company’s potential buyout of BlackRock’s position in the Mitigation Bank JV, the timing of which could occur in the latter half of 2021. There can be no assurances regarding the likelihood, timing, or final terms of such potential buyout.

During June 2018, upon closing the Mitigation Bank JV, the Company estimated the fair value of the Minimum Sales Guarantee at $0.1 million which was recorded as a reduction in the gain on the transaction and is included in accrued and other liabilities in the Company’s consolidated balance sheet. As of December 31, 2020, the Company considers the $0.1 million reasonable as upon payment of the Minimum Sales Guarantee, the Company will obtain mitigation credits, or the right to such credits, which would be recorded as an asset at the time of payment.

Additionally, the Operating Agreement provides BlackRock the right to cause the Company to purchase a maximum of 8.536 mitigation credits per quarter (the “Commitment Amount”) from the Mitigation Bank JV at a price equal to 60% of the then fair market value for mitigation credits (the “Put Right”). The Put Right is applicable even if the Mitigation Bank JV has not yet been awarded a sufficient number of mitigation credits by the applicable federal and state regulatory agencies. Further, in any quarter that BlackRock does not exercise its Put Right, the unexercised Commitment Amount for the applicable quarter may be rolled over to future calendar quarters. However, the Operating Agreement also stipulates that any amount of third-party sales of mitigation credits will reduce the Put Rights outstanding on a one-for-one basis, if the sales price of the third-party sales equals or exceeds the prices stipulated by the Put Right. Further, any sales of mitigation credits to third parties at the requisite minimum prices in a quarter that exceeds the quarterly amount of the Put Right will reduce the Put Rights in future calendar quarters on a one-for-one basis. The initial maximum potential of future payments for the Company pursuant to the Put Right was $27.0 million. The Company estimates the fair value of the Put Right to be $0.2 million, which was recorded as a reduction in the gain on the transaction and is included in accrued and other liabilities in the Company’s consolidated balance sheet.

During the year ended December 31, 2020, BlackRock exercised its Put Right and put 48 mitigation credits to the Company inclusive of (i) 20 mitigation credits acquired during the three months ended March 31, 2020 totaling $1.5 million, or $75,000 per credit, (ii) 20 mitigation credits acquired during the three months ended September 30, 2020 totaling $1.5 million, or $75,000 per credit, and (iii) 8 mitigation credits acquired during the three months ended December 31, 2020 totaling $0.6 million, or $75,000 per credit. In December 2019, BlackRock exercised its Put Right and put 25 mitigation credits to the Company, which the Company purchased for $1.9 million, or $75,000 per credit. The credits acquired were included as an increase to mitigation credits on the accompanying consolidated balance sheets as of December 31, 2020 and December 31, 2019, respectively. The Company evaluated the impact of the exercised Put Right on the fair value of the Company’s investment in the Mitigation Bank JV of $6.9 million and on the fair value of the mitigation credits purchased as of December 31, 2020 and December 31, 2019, noting no impairment. The Company evaluates its estimates of fair value on an ongoing basis; however, actual results may differ from those estimates.

The following tables provide summarized financial information of the Mitigation Bank JV as of December 31, 2020 and 2019 (in thousands):

	As of
	December 31, 2020	December 31, 2019
Assets, Cash and Cash Equivalents	$1,890	$4,015
Assets, Prepaid Expenses	20	19
Assets, Investment in Mitigation Credit Assets	1,409	1,521
Assets, Property, Plant, and Equipment—Net	14	17
Total Assets	$3,333	$5,572

Liabilities, Accounts Payable, Accrued Liabilities, Deferred Mitigation Credit Sale Revenue	$17	$39
Equity	$3,316	$5,533
Total Liabilities & Equity	$3,333	$5,572

The following table provides summarized financial information of the Mitigation Bank JV for the years ended December 31, 2020, 2019 and 2018 (in thousands).

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Revenues	$4,109	$1,922	$—
Direct Cost of Revenues	(167)	(76)	—
Operating Income	$3,942	$1,846	$—
Other Operating Expenses	(175)	(197)	(117)
Net Income	$3,767	$1,649	$(117)

The Company’s share of the Mitigation Bank JV’s net income was zero for the years ended December 31, 2020, 2019, and 2018. Pursuant to ASC 323, certain adjustments are made when calculating the Company’s share of net income, including adjustments required to reflect the investor’s share of changes in investee’s capital to reflect distributions from the venture. Additionally, basis differences are also considered. The Company recorded the initial retained interest in the Mitigation Bank JV of $6.8 million in June 2018 at the estimated fair market value based on the relationship of the $15.3 million sales price of the 70% equity interest to the 30% retained interest. The Mitigation Bank JV recorded the assets contributed by the Company at carry-over basis pursuant to ASC 845 which states that transfers of nonmonetary assets to should typically be recorded at the transferor’s historical cost basis. Accordingly, the Company’s basis difference in the 30% retained equity interest will be evaluated each quarter upon determining the Company’s share of the Mitigation Bank JV’s net income.

NOTE 9.       INVESTMENT SECURITIES

On November 26, 2019, the Company purchased 394,737 shares of PINE common stock for a total purchase price of $7.5 million. Also, on November 26, 2019, the Company purchased 421,053 shares of PINE common stock in the IPO for a total purchase price of $8.0 million. Including the 1,223,854 OP Units the Company received in exchange for the contribution of certain income properties to the Operating Partnership, as of December 31, 2020, the Company owns, in the aggregate, 2.04 million shares of PINE, or 23.5% of PINE’s total shares outstanding for an initial investment of $38.8 million.  The Company has elected the fair value option related to the aggregate investment in securities of PINE pursuant to ASC 825, otherwise such investments would have been accounted for under the equity method.

During the year ended December 31, 2020, the closing stock price of PINE decreased by $4.04 per share, with a closing price of $14.99 on December 31, 2020. This decrease resulted in an unrealized, non-cash loss on the Company’s investment in PINE of $8.2 million, or $1.75 per share, after tax, which is included in investment and other income (loss) in the consolidated statements of operations for the year ended December 31, 2020.

During the initial stub period from November 26, 2019 through December 31, 2019, the closing stock price of PINE increased by $0.03 per share, with a closing price of $19.03 on December 31, 2019. This increase resulted in an unrealized, non-cash gain on the Company’s investment in PINE of less than $0.1 million, or $0.01 per share, after tax, which is included in investment and other income (loss) in the consolidated statements of operations for the year ended December 31, 2019.

The Company’s available-for-sale securities as of December 31, 2020 and December 31, 2019 are summarized below (in thousands):

The Company’s available-for-sale securities as of December 31, 2020 and December 31, 2019 are summarized below (in thousands):
	As of December 31, 2020
	Cost	Unrealized Gains in Investment Income	Unrealized Losses in Investment Income	Estimated Fair Value (Level 1 and 2 Inputs)
Common Stock	$15,500	$—	$(3,271)	$12,229
Operating Units	23,253	—	(4,908)	18,345
Total Equity Securities	38,753	—	(8,179)	30,574
Total Available-for-Sale Securities	$38,753	$—	$(8,179)	$30,574

	As of December 31, 2019
	Cost	Unrealized Gains in Investment Income	Unrealized Losses in Investment Income	Estimated Fair Value (Level 1 and 2 Inputs)
Common Stock	$15,500	$24	$—	$15,524
Operating Units	23,253	37	—	23,290
Total Equity Securities	38,753	61	—	38,814
Total Available-for-Sale Securities	$38,753	$61	$—	$38,814

NOTE 10.       FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at December 31, 2020 and 2019 (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$4,289	$4,289	$6,475	$6,475
Restricted Cash - Level 1	$29,536	$29,536	$128,430	$128,430
Commercial Loan and Master Lease Investments - Level 2	$38,320	$38,318	$34,625	$35,002
Long-Term Debt - Level 2	$273,061	$282,884	$287,218	$288,830

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

The following table presents the fair value of assets (liabilities) measured on a recurring basis by level as of December 31, 2020 (in thousands):

		Fair Value at Reporting Date Using
	12/31/2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Flow Hedge - Interest Rate Swap - Wells Fargo	$(88)	$—	$(88)	$—
Cash Flow Hedge - Interest Rate Swap - BMO (1)	$(1,772)	$—	$(1,772)	$—
Cash Flow Hedge - Interest Rate Swap - BMO (2)	$(50)	$—	$(50)	$—
Investment Securities	$30,574	$30,574	$—	$—
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

The following table presents the fair value of assets measured on a recurring basis by level as of December 31, 2019 (in thousands):

		Fair Value at Reporting Date Using
	12/31/2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Flow Hedge - Interest Rate Swap - Wells Fargo	$99	$—	$99	$—
Investment Securities	$38,814	$38,814	$—	$—

No assets were measured on a non-recurring basis as of December 31, 2020 or 2019.

NOTE 11.       INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of December 31, 2020 and 2019 (in thousands):

	As of
	December 31, 2020	December 31, 2019
Intangible Lease Assets:
Value of In-Place Leases	$44,558	$42,584
Value of Above Market In-Place Leases	10,604	7,119
Value of Intangible Leasing Costs	13,285	14,646
Sub-total Intangible Lease Assets	68,447	64,349
Accumulated Amortization	(18,271)	(15,327)
Sub-total Intangible Lease Assets—Net	50,176	49,022
Intangible Lease Liabilities (included in accrued and other liabilities):
Value of Below Market In-Place Leases	(36,817)	(36,507)
Sub-total Intangible Lease Liabilities	(36,817)	(36,507)
Accumulated Amortization	12,654	10,309
Sub-total Intangible Lease Liabilities—Net	(24,163)	(26,198)
Total Intangible Assets and Liabilities—Net	$26,013	$22,824

During the year ended December 31, 2020, the value of in-place leases increased by $2.0 million, the value of above-market in-place leases increased by $3.5 million, the value of intangible leasing costs decreased by $1.4 million, and the value of below-market in-place leases decreased by $0.3 million. Such increases reflect 2020 acquisitions, net of 2020 dispositions. Net accumulated amortization decreased by $0.6 million, for a net increase during the year ended December 31, 2020 of $3.2 million.

As of December 31, 2020 and December 31, 2019, $19.9 and $22.2 million, respectively, of the total below market in-place lease value is related to Wells Fargo Raleigh, which was acquired on November 18, 2015.

The following table reflects the net amortization of intangible assets and liabilities during the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Depreciation and Amortization Expense	$7,805	$5,854	$5,872
Increase to Income Properties Revenue	(1,754)	(2,383)	(2,339)
Net Amortization of Intangible Assets and Liabilities	$6,051	$3,471	$3,533

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

		Future Accretion	Net Future
	Future	to Income	Amortization of
	Amortization	Property	Intangible Assets
Year Ending December 31,	Amount	Revenue	and Liabilities
2021	$7,207	$(1,684)	$5,523
2022	6,799	(1,755)	5,044
2023	6,676	(1,752)	4,924
2024	6,641	(1,668)	4,973
2025	4,643	(1,614)	3,029
2026 and thereafter	10,116	(7,596)	2,520
Total	$42,082	$(16,069)	$26,013

As of December 31, 2020, the weighted average amortization period of total intangible assets and liabilities was 9 years and 13 years, respectively.

NOTE 12.       IMPAIRMENT OF LONG-LIVED ASSETS

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

There were no impairment charges on the Company’s income property portfolio during the years ended December 31, 2020, 2019, or 2018.

During the years ended December 31, 2019, and 2018, the Company did not recognize any impairments on its undeveloped land holdings. During the year ended December 31, 2020, the Company recognized $7.2 million in impairment charges related to its undeveloped land holdings. The $7.2 million is comprised of a $0.1 million impairment charge on one of the land parcels included in the Daytona Beach Development and a $ 7.1 million impairment charge on the Company’s retained interest in the Land LV. The $7.1 million impairment on the retained interest in the Land JV is the result of a re-forecast of the anticipated undiscounted future cash flows to be received by the Company based on the estimated timing of future land sales from the Land JV. As the timing of land sales is a significant estimate, the Company deems that there is at least a remote possibility that this estimate could change in the near term.

During the year ended December 31, 2018, the Company wrote down the value of the golf assets comprising the Club, which resulted in a corresponding impairment charge of $1.1 million, or $0.15 per share, after tax. The write-down of the golf operation assets to $3.1 million and the related $1.1 million impairment charge were the result of the Company’s assessment of certain triggering events, including activities related to a review of strategic alternatives for the golf operations, occurring during the third quarter of 2018, which required an assessment of the carrying value of the golf assets comprising the Club. In the fourth quarter of 2018, the Company commenced efforts to pursue the monetization of the golf operations and assets comprising the Club. Accordingly, as of December 31, 2018, the golf assets comprising the Club were classified as held for sale until the completion of the sale of the golf operation assets during the fourth quarter of 2019, which resulted in a nominal gain of less than $0.1 million.

NOTE 13.       OTHER ASSETS

Other assets consisted of the following as of December 31, 2020 and 2019 (in thousands):

	As of
	December 31, 2020	December 31, 2019
Income Property Tenant Receivables	$2,330	$533
Income Property Straight-line Rent Adjustment and COVID-19 Deferral Balance	4,686	3,352
Interest Receivable from Commercial Loan and Master Lease Investments	—	97
Operating Leases - Right-of-Use Asset	246	364
Golf Rounds Surcharge	454	549
Cash Flow Hedge - Interest Rate Swap	—	99
Infrastructure Reimbursement Receivables	1,336	1,591
Deferred Deal Costs	—	5
Prepaid Expenses, Deposits, and Other	1,693	2,733
Due from Alpine Income Property Trust, Inc.	666	381
Total Other Assets	$11,411	$9,704

Income Property Straight-Line Rent Adjustment..  As of December 31, 2020, the straight-line rent adjustment includes a balance of $1.0 million of deferred rent related to the COVID-19 Pandemic. Pursuant to the April 2020 FASB guidance on lease modifications, for leases in which deferred rent agreements were reached, the Company has continued to account for the lease concessions by recognizing the normal straight-line rental income and as the deferred rents are repaid by the tenant, the straight-line receivable will be reduced.

Infrastructure Reimbursement Receivables. As of December 31, 2020 and December 31, 2019, the infrastructure reimbursement receivables were all related to the land sales within the Tomoka Town Center. The balance as of December 31, 2020 consisted of $0.9 million due from Tanger for infrastructure reimbursement to be repaid in six remaining annual installments of $0.2 million each, net of a discount of $0.1 million, and $0.4 million due from Sam’s Club for infrastructure reimbursement to be repaid in four remaining annual installments of $0.1 million each, net of a discount of less than $0.1 million.

NOTE 14.       COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income during the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is based on the assumption of the conversion of stock options and vesting of restricted stock at the beginning of each period using the treasury stock method at average cost for the periods.

The following is a reconciliation of basic and diluted earnings per common share for each of the periods presented (in thousands, except share and per share data):

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Income Available to Common Stockholders:
Net Income	$78,509	$114,973	$37,168

Weighted Average Shares Outstanding	4,704,877	4,991,656	5,495,792
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	—	6,387	33,529
Total Shares Applicable to Diluted Earnings Per Share	4,704,877	4,998,043	5,529,321

Per Share Information:
Basic and Diluted
Net Income from Continuing Operations	$16.69	$3.32	$2.72
Net Income from Discontinued Operations (Net of Tax)	—	19.71	4.04
Net Income	$16.69	$23.03	$6.76

Diluted
Net Income from Continuing Operations	$16.69	$3.32	$2.71
Net Income from Discontinued Operations (Net of Tax)	—	19.68	4.01
Net Income	$16.69	$23.00	$6.72

There were no potentially dilutive securities for years ended December 31, 2020, 2019 or 2018. The effect of 39,558, 7,500, and 15,000 potentially dilutive securities were not included for the years ended December 31, 2020, 2019 and 2018, respectively, as the effect would be anti-dilutive.

The Company intends to settle its 3.875% Convertible Senior Notes due 2025 (the “Convertible Notes”) in cash upon conversion with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Convertible Notes will be included in our calculation of diluted net income per share using the treasury stock method. As such, the Convertible Notes have no impact on diluted net income per share until the price of our common stock exceeds the current conversion price of $54.77. The average price of our common stock during the year ended December 31, 2020 did not exceed the conversion price which resulted in no additional diluted outstanding shares.

See Note 25, “Subsequent Events” for information related to the effectuation and completion of the Merger (hereinafter defined) whereby existing shares of CTO common stock were automatically converted, on a one-for-one basis, into shares of the surviving entity.

NOTE 15.       TREASURY STOCK

In January 2019 and November 2019, the Company’s Board of Directors (the “Board”) approved two equal increases totaling $20.0 million to the open market stock repurchase program. During the year ended December 31, 2019, the Company repurchased 691,102 shares of its common stock for a total cost of $41.1 million, or an average price per share of $59.46, which includes both open market purchases and the Block Share Repurchase (hereinafter defined). The shares of the Company’s common stock repurchased during the year ended December 31, 2019 were returned to the Company’s treasury and substantially completed the aggregate $20.0 million buyback program.

On April 10, 2019, the Company repurchased 320,741 shares of common stock, or 6% of the Company’s outstanding shares, for $18.4 million (the “Block Share Repurchase”). The shares were purchased from investment vehicles managed by Wintergreen Advisers, LLC (collectively, the “Wintergreen Entities”) in connection with the disposition of their entire position in the Company’s common stock (28% of the Company’s outstanding shares of common stock at the time of the Block Share Repurchase). The shares that were sold by the Wintergreen Entities and not repurchased by the Company were acquired by multiple third-party investors. The Block Share Repurchase was completed outside of the Company’s aggregate $20.0 million buyback program, which was substantially complete as of December 31, 2019.

In February 2020, the Company’s Board approved a $10.0 million stock repurchase program (the “$10.0 Million Repurchase Program”). During the year ended December 31, 2020, the Company repurchased 88,565 shares of its common stock on the open market for a total cost of $4.1 million, or an average price per share of $46.29. The shares of the Company’s common stock repurchased during the year ended December 31, 2020 were returned to the Company’s treasury. The $10.0 Million Repurchase Program does not have an expiration date.

NOTE 16.       LONG-TERM DEBT

Our consolidated indebtedness as of December 31, 2020 was $280.5 million, representing a leverage ratio of 47.1%, net of cash and restricted cash related to like-kind exchange transactions. This consolidated indebtedness was comprised of (i) $62.5 million principal amount of 2025 Notes, (ii) $53.2 in mortgage loans on various properties, and (iii) $ 164.8 million outstanding under our Credit Facility.

Long-term debt, at face value, totaled $280.5 million at December 31, 2020, representing a decrease of $8.2 million from the balance of $288.7 million at December 31, 2019. The decrease in the long-term debt was primarily related to the $12.5 million aggregate amount of 2025 Notes purchased at a discount during the year ended December 31, 2020, which was partially offset by net draws on our credit facility of $5.0 million.

As of December 31, 2020, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face	Maturity	Interest
	Value Debt	Date	Rate
Credit Facility (1)	$164,845	May 2023	30-day LIBOR plus [1.35% - 1.95%]
Mortgage Note Payable (originated with Wells Fargo) (2)	30,000	October 2034	4.330%
Mortgage Note Payable (originated with Wells Fargo) (3)	23,183	April 2021	3.170%
3.875% Convertible Senior Notes due 2025	62,468	April 2025	3.875%
Total Long-Term Face Value Debt	$280,496

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

Credit Facility. The Credit Facility, with Bank of Montreal (“BMO”) as the administrative agent for the lenders thereunder, is unsecured with regard to our income property portfolio but is guaranteed by certain wholly owned subsidiaries of the Company. The Credit Facility bank group is led by BMO and also includes Wells Fargo and Branch Banking & Trust Company. On September 7, 2017, the Company executed the second amendment and restatement of the Credit Facility (the “2017 Amended Credit Facility”).

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

On November 26, 2019, the Company entered into the third amendment to the 2017 Amended Credit Facility (the “Second 2019 Revolver Amendment”), which further amends the 2017 Amended Credit Facility. The Second 2019 Revolver Amendment included, among other things, an adjustment of certain financial maintenance covenants, including a temporary reduction of the minimum fixed charge coverage ratio to allow the Company to redeploy the proceeds received from the sale of certain income properties to PINE (the “PINE Income Property Sale Transactions”),  and an increase in the maximum amount the Company may invest in stock and stock equivalents of real estate investment trusts to allow the Company to invest in the common stock and OP Units.

On July 1, 2020, the Company entered into the fourth amendment to the 2017 Amended Credit Facility (the “2020 Revolver Amendment”) whereby the tangible net worth covenant was adjusted to be more reflective of market terms. The 2020 Revolver Amendment was effective as of March 31, 2020.

On November 12, 2020, the Company entered into the Fifth Amendment to the 2017 Amended Credit Facility (the “November 2020 Revolver Amendment”). The November 2020 Revolver Amendment provided that, among other things, (i) the Company must comply with certain adjusted additional financial maintenance requirements, including (x) a new restricted payments covenant which limits the type and amount of cash distributions that may be made by the Company and (y) an adjusted fix charges ratio, which now excludes certain onetime expenses for purposes of calculation and (ii) the Company must, from and after the date that the Company elects to qualify as a REIT, maintain its status as a REIT.

At December 31, 2020, the current commitment level under the Credit Facility was $200.0 million. The available borrowing capacity under the Credit Facility was $35.2 million, based on the level of borrowing base assets. As of December 31, 2020, the Credit Facility had a $164.8 million balance outstanding. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview” for a discussion of the potential impact on borrowing base availability due to the COVID-19 Pandemic.

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

Convertible Debt. The Company’s $75.0 million aggregate principal amount of 4.50% Convertible Notes (the “2020 Notes”) were scheduled to mature on March 15, 2020; however, the Company completed the Note Exchanges, hereinafter defined, on February 4, 2020. The initial conversion rate was 14.5136 shares of common stock for each $1,000 principal amount of the 2020 Notes, which represented an initial conversion price of $68.90 per share of common stock.

On February 4, 2020, the Company closed privately negotiated exchange agreements with certain holders of its outstanding 2020 Notes pursuant to which the Company issued $57.4 million principal amount of 3.875% Convertible Senior Notes due 2025 (the “2025 Notes”) in exchange for $57.4 million principal amount of the 2020 Notes (the “Note Exchanges”).  In addition, the Company closed a privately negotiated purchase agreement with an investor, who had not invested in the 2020 Notes, and issued $17.6 million principal amount of the 2025 Notes (the “New Notes Placement,” and together with the Note Exchanges, the “Convert Transactions”). The Company used $5.9 million of the proceeds from the New Notes Placement to repurchase $5.9 million of the 2020 Notes. As a result of the Convert Transactions there was a total of $75.0 million aggregate principal amount of 2025 Notes outstanding.

In exchange for issuing the 2025 Notes pursuant to the Note Exchanges, the Company received and cancelled the exchanged 2020 Notes. The $11.7 million of net proceeds from the New Notes Placement were used to redeem at maturity on March 15, 2020 $11.7 million of the aggregate principal amount of the 2020 Notes that remained outstanding.

Through December 31, 2020, the Company repurchased $12.5 million aggregate principal amount of 2025 Notes at an approximate $2.6 million discount, resulting in a gain on the extinguishment of debt of $1.1 million. All such repurchases were made during the first and second quarter of 2020. Following the repurchase of the 2025 Notes, $62.5 million aggregate principal amount of the 2025 Notes remains outstanding at December 31, 2020.

The 2025 Notes represent senior unsecured obligations of the Company and pay interest semi-annually in arrears on each April 15th and October 15th, commencing on April 15, 2020, at a rate of 3.875% per annum. The 2025 Notes mature on April 15, 2025 and may not be redeemed by the Company prior to the maturity date. The conversion rate for the 2025 Notes is initially 12.7910 shares of the Company’s common stock per $1,000 of principal of the 2025 Notes (equivalent to an initial conversion price of $78.18 per share of the Company’s common stock). The initial conversion price of the 2025 Notes represents a premium of 20% to the $65.15 closing sale price of the Company’s common stock on the NYSE American on January 29, 2020. If the Company’s Board increases the quarterly dividend above the $0.13 per share in place at issuance, the conversion rate is adjusted with each such increase in the quarterly dividend amount. After the fourth quarter 2020 regular dividend and the Special Distribution, the conversion rate is equal to 18.2596 shares of common stock for each $1,000 principal amount of 2025 Notes, which represents an adjusted conversion price of $54.77 per share of common stock. At the maturity date, the 2025 Notes are convertible into cash, common stock or a combination thereof, subject to various conditions, at the Company’s option. Should certain corporate transactions or events occur prior to the stated maturity date, the Company will increase the conversion rate for a holder that elects to convert its 2025 Notes in connection with such corporate transaction or event.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their 2025 Notes for conversion prior to January 15, 2025 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of 2025 Notes, or specified corporate events including a change in control of the Company. The Company may not redeem the 2025 Notes prior to the stated maturity date and no sinking fund is provided for the 2025 Notes. The 2025 Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the 2025 Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with U.S. GAAP, the 2025 Notes were accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the 2025 Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the 2025 Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. As of December 31, 2020, the unamortized debt discount of our 2025 Notes was $6.2 million.

Long-term debt consisted of the following (in thousands):

	December 31, 2020		December 31, 2019
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$164,845	$—	$159,845	$—
Mortgage Note Payable (originated with Wells Fargo)	30,000	—	30,000	—
Mortgage Note Payable (originated with Wells Fargo)	23,183	23,183	23,884	—
4.500% Convertible Senior Notes, net of discount	—	—	74,706	75,000
3.875% Convertible Senior Notes, net of discount	56,296	—	—	—
Loan Costs, net of accumulated amortization	(1,263)	—	(1,217)	—
Total Long-Term Debt	$273,061	$23,183	$287,218	$75,000

Payments applicable to reduction of principal amounts as of December 31, 2020 will be required as follows (in thousands):

Year Ending December 31,	Amount
2021	$23,183
2022	—
2023	164,845
2024	—
2025	62,468
2026 and thereafter	30,000
Total Long-Term Debt - Face Value	$280,496

The carrying value of long-term debt as of December 31, 2020 consisted of the following (in thousands):

Total
Current Face Amount	$280,496
Unamortized Discount on Convertible Debt	(6,172)
Loan Costs, net of accumulated amortization	(1,263)
Total Long-Term Debt	$273,061

The following table reflects a summary of interest expense incurred and paid during the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Interest Expense	$9,005	$10,665	$8,655
Amortization of Loan Costs	454	444	495
Amortization of Discount on Convertible Notes	1,379	1,357	1,273
Capitalized Interest	—	—	—
Total Interest Expense	$10,838	$12,466	$10,423

Total Interest Paid	$9,716	$10,782	$8,419

The Company was in compliance with all of its debt covenants as of December 31, 2020 and 2019.

NOTE 17.       INTEREST RATE SWAP

During April 2016, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the $25.0 million mortgage note payable as discussed in Note 16, “Long-Term Debt.” During the year ended December 31, 2020, the interest rate swap agreement was 100% effective.

Accordingly, the change in fair value on the interest rate swap has been classified in accumulated other comprehensive income (loss). As of December 31, 2020, the fair value of our interest rate swap agreement, which was a loss of $0.1 million is included in accrued and other liabilities on the consolidated balance sheets. As of December 31, 2019, the fair value of our interest rate swap agreement, which was a gain of $0.1 million, was included in other assets on the consolidated balance sheets. The interest rate swap was effective on April 7, 2016 and matures on April 7, 2021. The interest rate swap fixed the variable rate debt on the notional amount of related debt of $23.2 million to a rate of 3.17%.

During March 2020, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for $100.0 million of the outstanding balance on the Credit Facility as discussed in Note 16, “Long-Term Debt.” During the year ended December 31, 2020, the interest rate swap agreement was 100% effective. Accordingly, the change in fair value on the interest rate swap has been classified in accumulated other comprehensive income (loss). As of December 31, 2020, the fair value of our interest rate swap agreement, which was a loss of $1.8 million, was included in accrued and other liabilities on the consolidated balance sheets. The interest rate swap was effective on March 31, 2020 and matures on March 29, 2024. The interest rate swap fixed the variable rate debt on the notional amount of related debt of $100.0 million to a rate of 0.73250% plus the applicable spread.

During August 2020, the Company entered into a separate interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for $50.0 million of the outstanding balance on the Credit Facility as discussed in Note 16, “Long-Term Debt.” During the year ended December 31, 2020, the interest rate swap agreement was 100% effective. Accordingly, the change in fair value on the interest rate swap has been classified in accumulated other comprehensive income (loss). As of December 31, 2020, the fair value of our interest rate swap agreement, which was a loss of less than $0.1 million, was included in accrued and other liabilities on the consolidated balance sheets. The interest rate swap was effective on August 31, 2020 and matures on March 29, 2024. The interest rate swap fixed the variable rate debt on the notional amount of related debt of $50.0 million to a rate of 0.22000% plus the applicable spread.

NOTE 18.       ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following (in thousands):

	As of
	December 31, 2020	December 31, 2019
Accrued Property Taxes	$945	$44
Reserve for Tenant Improvements	1,353	618
Accrued Construction Costs	1,783	93
Accrued Interest	602	1,313
Environmental Reserve and Restoration Cost Accrual	106	206
Interest Rate Swaps	1,910	—
Operating Leases - Liability	245	365
Other	2,146	3,048
Total Accrued and Other Liabilities	$9,090	$5,687

Reserve for Tenant Improvements. In connection with the acquisition of Ashford Lane in Atlanta, Georgia on February 21, 2020, the Company received $0.5 million from the seller of the property for tenant improvement allowances and leasing commissions for multiple tenants. This amount is included in accrued and other liabilities on the consolidated balance sheets. During the year ended December 31, 2020, payments totaling $0.4 million were made, leaving a remaining commitment of $0.1 million.

In connection with the acquisition of the Crossroads Towne Center property in Chandler, Arizona on January 24, 2020, the Company received $1.3 million from the seller of the property for tenant improvement allowances and leasing commissions for two tenants. This amount was included in accrued and other liabilities on the consolidated balance sheets. During the year ended December 31, 2020, payments totaling $0.8 million were made, leaving a remaining commitment of $0.5 million.

Accrued Construction Costs. During the year ended December 31, 2020, the Company approved the funding of $1.6 million in capital improvements for building automation systems at the property located in Raleigh, NC leased to Wells Fargo. Wells Fargo completed the capital improvements during the three months ended December 31, 2020 and accordingly, $1.6 million was accrued and committed as of December 31, 2020. The Company funded the payment of $1.6 million to Wells Fargo subsequent to December 31, 2020.

Environmental Reserve. During the year ended December 31, 2014, the Company accrued an environmental reserve of $0.1 million in connection with an estimate of additional costs required to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida, on which environmental remediation work had previously been performed. The Company engaged legal counsel who, in turn, engaged environmental engineers to review the site and the prior monitoring test results. During the year ended December 31, 2015, their review was completed, and the Company made an additional accrual of $0.5 million, representing the low end of the range of possible costs estimated by the engineers to be between $0.5 million and $1.0 million to resolve this matter subject to the approval of the state department of environmental protection (the “FDEP”). The FDEP issued a Remedial Action Plan Modification Approval Order (the “FDEP Approval”) in August 2016 which supports the approximate $0.5 million accrual made in 2015. The Company is implementing the remediation plan pursuant to the FDEP Approval. During the fourth quarter of 2017, the Company made an additional accrual of less than $0.1 million for the second year of monitoring as the low end of the original range of estimated costs was increased for the amount of monitoring now anticipated. Since the total accrual of $0.7 million was made, $0.6 million in costs have been incurred through December 31, 2020, leaving a remaining accrual of $0.1 million.

Restoration Cost Accrual. As part of the resolution of a regulatory matter pertaining to the Company’s prior agricultural activities on certain of the Company’s land located in Daytona Beach, Florida, as of December 31, 2015, the Company accrued an obligation of $1.7 million, representing the low end of the estimated range of possible wetlands restoration costs for 148.4 acres within such land, and such estimated costs were included on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. The final proposal for restoration work was received during the second quarter of 2016 which totaled $2.0 million. Accordingly, an increase in the accrual of $0.3 million was recorded during the second quarter of 2016. During the first quarter of 2019, the Company received a revised estimate for completion of the restoration work for which the adjusted final total cost was $2.4 million. Accordingly, an increase in the accrual of $0.4 million was recorded during the first quarter of 2019. The Company funded $2.4 million through December 31, 2020. On August 10, 2020, the Company transferred 13.31 federal mitigation credits to the permit related to the land that gave rise to the environmental restoration matter. The credits were transferred in anticipation of completing the steps necessary to receive the final acceptance from the federal regulatory agency. These credits had an aggregate cost basis of $0.1 million and were included in general and administrative expenses in the consolidated statements of operations during the year ended December 31, 2020. The Company received a closure letter during the first quarter of 2021 leaving no expected remaining commitment. This matter is more fully described in Note 22 “Commitments and Contingencies.”

Operating Leases – Liability. The Company implemented FASB ASC Topic 842, Leases, effective January 1, 2019, resulting in a cumulative effect adjustment to increase right-of-use assets and related liabilities for operating leases for which the Company is the lessee.

NOTE 19.       DEFERRED REVENUE

Deferred revenue consisted of the following (in thousands):

	As of
	December 31, 2020	December 31, 2019
Interest Reserve from Commercial Loan and Master Lease Investments	$—	$835
Prepaid Rent	2,684	2,063
Tenant Contributions	625	2,889
Other Deferred Revenue	10	44
Total Deferred Revenue	$3,319	$5,831

Interest Reserve from Commercial Loan and Master Lease Investments. In conjunction with certain of the Company’s commercial loan and master lease investments, the borrower has deposited interest and real estate tax reserves in escrow accounts held by the Company. The corresponding liability is recorded in deferred revenue on the Company’s consolidated balance sheets as the interest reserves are utilized to fund the monthly interest due on the loans. As of December 31, 2020, the escrow balance, related to four of the Company’s commercial loan and master lease investments, had been released in connection with the sale transactions completed during the second quarter of 2020, see Note 5, “Commercial Loan and Master Lease Investments”, for further disclosure.

Tenant Contributions. In connection with the acquisition of the property in Aspen, Colorado, the master tenant contributed $1.5 million of the $28.0 million purchase price at closing on February 21, 2018. Additionally, the master tenant funded, from its leasing reserve escrow, $1.0 million of the Company’s acquisition-related costs. The tenant contributions were recognized ratably over the then remaining term of the lease into income property rental revenue. A total of $0.3 million was recognized into income property rental revenue through September 30, 2020, leaving an aggregate balance of $2.1 million, related to the Company’s total acquisition cost of $29.0 million, which was transferred to assets held for sale as of September 30, 2020. The property was subsequently sold on December 21, 2020.

In connection with the construction of the Company’s beachfront restaurant formerly leased to Cocina 214 in Daytona Beach, Florida, pursuant to the lease agreement, the tenant contributed $1.9 million towards the completion of the building and tenant improvements through direct payments to various third-party construction vendors. The tenant contribution is being recognized ratably over the remaining term of the lease into income property rental revenue. As a result of the lease termination agreement, entered into on July 16, 2019 by the Company and Cocina 214, the balance of the tenant contribution liability was reduced by $1.0 million, leaving a balance of $0.7 million to be recognized into income property rental revenue ratably over the remaining term of the original Cocina 214 lease. A total of $0.1 million was recognized into income property rental revenue through December 31, 2020, leaving a balance of $0.6 million to be recognized over the remaining term of the lease.

NOTE 20.       STOCK-BASED COMPENSATION

SUMMARY OF STOCK-BASED COMPENSATION

A summary of share activity for all equity classified stock compensation during the year ended December 31, 2020, is presented below:

Type of Award	Shares Outstanding at 1/1/2020	Granted Shares	Vested / Exercised Shares	Expired Shares	Forfeited Shares	Shares Outstanding at 12/31/2020
Equity Classified - Performance Share Awards - Peer Group Market Condition Vesting	49,275	26,441	(12,635)	—	(7,230)	55,851
Equity Classified - Market Condition Restricted Shares - Stock Price Vesting	22,000	—	—	—	—	22,000
Equity Classified - Three Year Vest Restricted Shares	37,595	23,451	(18,054)	—	(4,513)	38,479
Equity Classified - Non-Qualified Stock Option Awards	80,000	—	—	—	—	80,000
Total Shares	188,870	49,892	(30,689)	—	(11,743)	196,330

Amounts recognized in the financial statements for stock options, stock appreciation rights, and restricted stock are as follows (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Total Cost of Share-Based Plans Charged Against Income Before Tax Effect	$2,786	$2,688	$1,923

Income Tax Expense Recognized in Income	$(678)	$(681)	$(487)

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

EQUITY-CLASSIFIED STOCK COMPENSATION

Performance Share Awards – Peer Group Market Condition Vesting

Performance shares have been granted to certain employees under the Original 2010 Plan. The performance shares awards entitle the recipient to receive, upon the vesting thereof, shares of common stock of the Company equal to between 0% and 150% of the number of performance shares awarded. The number of shares of common stock vesting is determined based on the Company’s total stockholder return as compared to the total stockholder return of a certain peer group during a three-year performance period. The Company granted a total of 26,441, 21,195, and 15,445  performance shares during the years ended December 31, 2020, 2019, and 2018, respectively.

During the three months ended March 31, 2020, pursuant to the calculation of the vesting criteria, as performed by an independent third party, 14,214 shares vested in the aggregate, related to the 12,635 shares outstanding as of January 1, 2020 as the actual vested percentage of the performance shares was 112.5%.

The Company used a Monte Carlo simulation pricing model to determine the fair value of its awards that are based on market conditions. The determination of the fair value of market condition-based awards is affected by the Company’s stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the requisite performance term of the awards, the relative performance of the Company’s stock price and stockholder returns to companies in its peer group, annual dividends, and a risk-free interest rate assumption.

Compensation cost is recognized regardless of the achievement of the market conditions, provided the requisite service period is met.

As of December 31, 2020, there was $1.6 million of unrecognized compensation cost, adjusted for estimated 1.6 years.

A summary of activity during the years ended December 31, 2020, 2019, and 2018 is presented below:

Performance Shares with Market Conditions	Shares	Wtd. Avg. Fair Value
Outstanding at January 1, 2018	12,635	$55.66
Granted	15,445	$74.99
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2018	28,080	$66.29
Granted	21,195	$64.66
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2019	49,275	$65.59
Granted	26,441	$55.82
Vested	(12,635)	$55.66
Expired	—	—
Forfeited	(7,230)	$63.81
Outstanding at December 31, 2020	55,851	$63.44

Market Condition Restricted Shares– Stock Price Vesting

Restricted Company common stock has been granted to certain employees under the Original 2010 Plan. The restricted Company common stock outstanding from these grants vest in increments based upon the price per share of the Company common stock during the term of employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing thirty-day average closing prices. As of December 31, 2020, 22,000 shares remain outstanding which consists of 18,000 shares with a $70 per share price vesting criteria and 4,000 shares with a $75 per share price vesting criteria. Effective January 28, 2021, the 22,000 shares outstanding were forfeited.

The Company used a Monte Carlo simulation pricing model to determine the fair value of its awards that are based on market conditions. The determination of the fair value of market condition-based awards is affected by the Company’s stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the requisite performance term of the awards, the relative performance of the Company’s stock price and stockholder returns to companies in its peer group, annual dividends, and a risk-free interest rate assumption. Compensation cost is recognized regardless of the achievement of the market conditions, provided the requisite service period is met.

As of December 31, 2020, there is no unrecognized compensation cost related to market condition restricted stock. The 22,000 shares outstanding as of December 31, 2020 were forfeited on January 28, 2021 as they expired without vesting.

A summary of the activity for these awards during the years ended December 31, 2020, 2019 and 2018 is presented below:

Market Condition Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value
Outstanding at January 1, 2018	29,750	$39.07
Granted	—	—
Vested	(7,750)	$31.58
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2018	22,000	$41.71
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2019	22,000	$41.71
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2020	22,000	$41.71

Three Year Vest Restricted Shares

Restricted shares have been granted to certain employees under the 2010 Plan. One-third of the restricted shares will vest on each of the first, second, and third anniversaries of January 28 of the applicable year provided the grantee is an employee of the Company on those dates. In addition, any unvested portion of the restricted shares will vest upon a change in control. The Company granted a total of 23,451, 20,696, and 17,712 shares of three-year restricted Company common stock during the years ended December 31, 2020, 2019, and 2018, respectively.

The Company’s determination of the fair value of the three-year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date, less the present value of expected dividends during the vesting period. Compensation cost is recognized on a straight-line basis over the vesting period.

As of December 31, 2020, there was $1.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three-year vest non-vested restricted shares, which will be recognized over a remaining weighted average period of 1.7 years.

A summary of activity for these awards during the years ended December 31, 2020, 2019, and 2018 is presented below:

Three Year Vest Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value Per Share
Outstanding at January 1, 2018	37,390	$51.39
Granted	17,712	$65.33
Vested	(18,883)	$51.57
Expired	—	—
Forfeited	(1,267)	$59.39
Outstanding at December 31, 2018	34,952	$58.07
Granted	20,696	$58.78
Vested	(18,053)	$54.43
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2019	37,595	$60.21
Granted	23,451	$55.89
Vested	(18,054)	$59.69
Expired	—	—
Forfeited	(4,513)	$60.14
Outstanding at December 31, 2020	38,479	$57.82

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

A summary of the activity for these awards during the years ended December 31, 2020, 2019, and 2018 is presented below:

Non-Qualified Stock Option Awards	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	90,000	$52.71
Granted	—	—
Exercised	(10,000)	29.34
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2018	80,000	$55.63
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2019	80,000	$55.63
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2020	80,000	$55.63	4.26	—
Exercisable at January 1, 2020	80,000	$55.63	6.50	$25,000
Exercisable at December 31, 2020	80,000	$55.63	4.26	—

A summary of the non-vested options for these awards during the years ended December 31, 2018 is presented below:

Non-Qualified Stock Option Awards	Shares	Fair Value of Shares Vested
Non-Vested at January 1, 2018	17,000	—
Granted	—	—
Vested	(17,000)	$952,068
Expired	—	—
Forfeited	—	—
Non-Vested at December 31, 2018	—	—

No options were granted or exercised during the year ended December 31, 2020 or 2019.

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

During the years ended December 31, 2020, 2019, and 2018, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.5 million or 10,128 shares, $0.5 million, or 9,004 shares, and $0.2 million, or 3,822 shares, respectively. The 2020 amount includes the $120,000 Annual Award received during the first quarter of 2020.

NOTE 21.       INCOME TAXES

The Company intends to elect to be taxed as a REIT for U.S. federal income tax purposes under the Internal Revenue Code commencing with its taxable year ended on December 31, 2020, upon filing of its tax return for such taxable year. The Company believes that, commencing with such taxable year, it has been organized and has operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws. The Company intends to continue to operate in such a manner. As a REIT, the Company will be subject to U.S. federal and state income taxation at corporate rates on its net taxable income; the Company, however, may claim a deduction for the amount of dividends paid to its stockholders. Amounts distributed as dividends by the Company will be subject to taxation at the stockholder level only. While the Company must distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to qualify as a REIT, the Company intends to distribute all of its net taxable income. The Company is allowed certain other non-cash deductions or adjustments, such as depreciation expense, when computing its REIT taxable income and distribution requirement. These deductions permit the Company to reduce its dividend payout requirement under U.S. federal income tax laws. Certain states may impose minimum franchise taxes. To comply with certain REIT requirements, the Company holds certain of its non-REIT assets and operations through taxable REIT subsidiaries (“TRSs”) and subsidiaries of TRSs, which will be subject to applicable U.S. federal, state and local corporate income tax on their taxable income. For the periods presented, the Company held a total of five TRSs subject to taxation. The Company’s TRSs will file separately as C-Corporations for the taxable year ended December 31, 2020.

As a result of the Company’s election to be taxed as a REIT, the income tax provision for the year ended December 31, 2020 includes an $82.5 million deferred tax benefit from the de-recognition of the deferred tax assets and liabilities associated with the entities included in the REIT. A significant portion of the deferred tax benefit recognized relates to the de-recognition of deferred tax liabilities resulting from Internal Revenue Code Section 1031 like-kind exchanges (“1031 Exchanges”). The Company will be subject to corporate income taxes related to assets held by it that are sold during the 5-year period following the date of conversion to the extent such sold assets had a built-in gain as of January 1, 2020. The

Company generally does not intend to dispose of any REIT assets after the REIT conversion within the 5-year period, unless various tax planning strategies, including 1031 Exchanges or other deferred tax structures are available to mitigate the built-in gain tax liability of conversion.

Total income tax benefit (expense) are summarized as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Income Tax (Expense) Benefit from Continuing Operations	$83,499	$(5,472)	$(6,025)
Income Tax Expense from Discontinued Operations	—	(32,641)	(7,530)
Total Consolidated Income Tax Benefit (Expense)	$83,499	$(38,113)	$(13,555)

The provisions for income tax benefit (expense) from continuing operations are summarized as follows (in thousands):

	2020		2019		2018
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$341	$70,106	$(225)	$(4,974)	$(231)	$(5,381)
State	63	12,989	20	(293)	(127)	(286)
Total	$404	$83,095	$(205)	$(5,267)	$(358)	$(5,667)

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

The sources of these differences and the related deferred income tax assets (liabilities) are summarized as follows (in thousands):

	Deferred Tax
	2020	2019
Deferred Income Tax Assets
Depreciation	$—	$4,786
Intangible Lease Liabilities	—	6,504
Income Property Tenant Contributions	—	732
Impairment Reserves	—	93
Stock Options and Restricted Stock	—	1,275
Net Operating Loss Carryforward	1,103	—
Capital Loss Carryforward	—	21
Other - Net	—	6
Gross Deferred Income Tax Assets	1,103	13,417
Less - Valuation Allowance	—	(273)
Net Deferred Income Tax Assets	1,103	13,144
Deferred Income Tax Liabilities
Sales of Real Estate	—	(87,353)
Discount on Equity Component of Convertible Debt	—	(43)
Basis Differences in Joint Ventures	(4,624)	(11,789)
Basis Difference in Alpine Income Property OP, LP	—	(3,980)
Interest Rate Swap	—	(74)
Deferred Revenue (Net of Straight-line Rent Adjustments)	—	(187)
Total Deferred Income Tax Liabilities	(4,624)	(103,426)
Net Deferred Income Tax Liabilities	$(3,521)	$(90,282)

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. We consider past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2019, we believed it was more likely than not that a portion of the Company’s deferred income tax assets would not be realized, and accordingly, a valuation allowance has been provided in the amount of $0.3 million. As of December 31, 2019, the valuation allowance related solely to a basis difference in a joint venture with a wholly owned and fully consolidated subsidiary which was eliminated during the year ended December 31, 2020 due to the de-recognition of the deferred tax assets and liabilities associated with the entities included in the REIT. As of December 31, 2020, the Company has $1.1 million in net operating loss (“NOL”) carryforwards. The Tax Cuts and Jobs Act allows for indefinite carryforwards for all NOLs generated in taxable years beginning after December 31, 2017. Additionally, there is no taxable income limitation, thus allowing an NOL carryforward to fully offset taxable income in tax years beginning before January 1, 2021. Accordingly, as of December 31, 2020, no valuation allowance was considered necessary.

Following is a reconciliation of the income tax computed at the federal statutory rate of 21% for 2020, 2019, and 2018, individually, for continuing operations (in thousands):

	Year ended December 31,
	2020		2019		2018
Income Tax (Expense) Benefit Computed at Federal Statutory Rate	$971	(19.5)%	$(4,410)	(20.0)%	$(4,557)	(20.7)%
Increase (Decrease) Resulting from:
State Income Tax, Net of Federal Income Tax Benefit	180	(3.6)%	(1,076)	(5.0)%	(1,363)	(5.5)%
Income Tax on Permanently Non-Deductible Items	(112)	2.2%	(86)	(0.4)%	(32)	(0.2)%
Tax Benefit due to De-Recognition of REIT Deferred Tax Liabilities	82,460	(1652.6)%	—	0.0%	—	0.0%
Other Reconciling Items	—	0.0%	100	0.5%	(73)	(0.3)%
Benefit (Expense) for Income Taxes	$83,499	(1673.4)%	$(5,472)	(24.9)%	$(6,025)	(26.7)%

The effective income tax rate assumes a blended rate for estimated state and local taxes on its income and property. The effective income tax rate for the years ended December 31, 2020, 2019, and 2018, including the discontinued operations, was 1673.4%, (24.9)%, and (26.7)%, respectively. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. The year ended December 31, 2020 included the impact for the discrete event described above related to the de-recognition of the deferred tax assets and liabilities associated with the entities included in the REIT. There were no discrete events during the years ended December 31, 2019 or 2018.

For prior taxable years through the year ended December 31, 2019, the Company has filed a consolidated income tax return in the United States Federal jurisdiction and the states of Alabama, Arizona, California, Colorado, Florida, Georgia, Maryland, Massachusetts, Nevada, New Mexico, New York, North Carolina, Oregon, Texas, Virginia, Washington, and Wisconsin. The Internal Revenue Service (“IRS”) has audited the federal tax returns through the year 2012, with all proposed adjustments settled. The Florida Department of Revenue has audited the Florida tax returns through the year 2014, with all proposed adjustments settled. For the years ended December 31, 2020, 2019, and 2018, the Company recognized no uncertain tax positions or accrued interest and penalties for uncertain tax positions. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision (benefit) in the applicable period.

Income taxes totaling $5.0 million, $2.5 million, and $0.3 million were paid during the years ended December 31, 2020, 2019 and 2018, respectively. Additionally, income taxes totaling $0.7 million and $0.2 million were refunded during the years ended December 31, 2019 and 2018, respectively, with no income taxes refunded during the year ended December 31, 2020.

NOTE 22.       COMMITMENTS AND CONTINGENCIES

MINIMUM FUTURE RENTAL PAYMENTS

The Company leases, as lessee, certain equipment under operating leases.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2020, are summarized as follows (in thousands):

Year Ending December 31,	Amounts
2021	$123
2022	118
2023	33
2024	—
2025	—
2026 and thereafter (cumulative)	—
Total	$274

Rental expense under all operating leases amounted to $0.1 million, $0.3 million, and $0.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.

LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

On November 21, 2011, the Company, Indigo Mallard Creek LLC and Indigo Development LLC, as owners of the property leased to Harris Teeter, Inc. (“Harris Teeter”) in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving this property.  The proposed road modifications would impact access to the property but, in the Company’s view, did not provide a basis for Harris Teeter to terminate its lease.  Regardless, in January 2013, the North Carolina Department of Transportation (“NCDOT”) agreed to redesign the road modifications in several respects.  As redesigned, the project changed a signalized all-access point to an unsignalized access point, which permits all ingress and right-out egress.  The modification to the other existing vehicular access point  to a right-in/right-out access, was not altered, however, a third vehicular access point was added to the redesigned project.  Harris Teeter has expressed satisfaction with the redesigned project and indicated that it will not attempt to terminate its lease as a result of the road modifications.  The redesigned project was completed in late 2020.  The condemnation case had been placed in administrative closure pending completion of the project.  Now that the project has been completed, the Company expects that the stay of condemnation action will be lifted and, if requested by the parties, the trial and mediation may be scheduled and proceed.  The Company has retained local counsel and will be engaging experts to assist in evaluating its claim for diminution in value of the property.  Any proceedings regarding this matter would likely not be scheduled until late 2021 or early 2022.

CONTRACTUAL COMMITMENTS – EXPENDITURES

The following are commitments as of December 31, 2020 related to the Company’s multi-tenant income property acquisitions completed during the first quarter of 2020:

●	In connection with the acquisition of Ashford Lane in Atlanta, Georgia on February 21, 2020, the Company received $0.5 million from the seller of the property for tenant improvement allowances and leasing commissions for multiple tenants. This amount is included in accrued and other liabilities. During the year ended December 31, 2020, payments totaling $0.4 million were made, leaving a remaining commitment of $0.1 million. Additionally, as of December 31, 2020, the Company is obligated to fund $1.9 million of tenant improvement and leasing commissions on new and amended leases entered into subsequent to acquisition. Lastly, in connection with the rebranding of this property, the Company has executed $0.2 million in architectural and civil engineering agreements which is committed as of December 31, 2020.

●	In connection with the acquisition of the Crossroads Towne Center property in Chandler, Arizona on January 24, 2020, the Company received $1.3 million from the seller of the property for tenant improvement allowances and leasing commissions for two tenants. This amount is included in accrued and other liabilities. During the year ended December 31, 2020, payments totaling $0.8 million were made, leaving a remaining commitment of $0.5 million.

The following are commitments as of December 31, 2020 pursuant to agreements executed related to the Company’s income property portfolio and undeveloped land holdings:

●	During the year ended December 31, 2020, the Company approved the funding of $1.6 million in capital improvements for building automation systems at the property located in Raleigh, NC leased to Wells Fargo. Wells Fargo completed the capital improvements during the three months ended December 31, 2020 and accordingly, $1.6 million was accrued and committed as of December 31, 2020 which was funded subsequent to December 31, 2020. In addition to the $1.6 million committed as of December 31, 2020, in January 2021, the Company executed an agreement for the replacement of cooling towers in the amount of $0.9 million.
●	During the year ended December 31, 2020, the Company entered into a lease amendment which includes $1.1 million of tenant improvement allowances at the property located in Daytona Beach, Florida leased to Crabby’s. Pursuant to the lease amendment, the tenant will expand their existing operations onto an adjacent piece of land currently owned by the Company, of which construction is scheduled to be completed over a one-year time period leaving a commitment of $1.1 million as of December 31, 2020.
●	Subsequent to December 31, 2020, the Company entered into a lease amendment which includes tenant improvements at the property located in Falls Church, Virginia leased to 24 Hour Fitness in the amount of $0.4 million.
●	In connection with the Daytona Beach Development, the Company has executed agreements for the demolition of certain existing structures, which commitments totaled $0.1 million as of December 31, 2020.

OFF-BALANCE SHEET ARRANGEMENTS

The Operating Agreement of the Mitigation Bank JV executed in conjunction with the mitigation bank transaction stipulates that the Company shall arrange for sales of the Mitigation Bank JV’s mitigation credits to unrelated third parties totaling no less than $6.0 million of revenue to the Mitigation Bank JV, net of commissions, by the end of 2020, utilizing the Minimum Sales Requirement. The Operating Agreement stipulates that if the Minimum Sales Requirement is not achieved, then BlackRock has the right, but is not required, to cause the Company to purchase the number of mitigation credits necessary to reach the Minimum Sales Guarantee. Subsequent to December 31, 2020, the Company has had active discussion with BlackRock regarding the Minimum Sales Guarantee. Based on those discussions, the Company currently anticipates that the Minimum Sales Guarantee payment would be paid to BlackRock in the latter half of 2021. The Company is also in discussion with BlackRock regarding the Company’s potential buyout of BlackRock’s position in the Mitigation Bank JV, the timing of which could occur in the latter half of 2021. There can be no assurances regarding the likelihood, timing, or final terms of such potential buyout.

During June 2018, upon closing the Mitigation Bank JV, the Company estimated the fair value of the Minimum Sales Guarantee at $0.1 million which was recorded as a reduction in the gain on the transaction and is included in accrued and other liabilities in the Company’s consolidated balance sheet. As of December 31, 2020, the Company considers the $0.1 million reasonable as upon payment of the Minimum Sales Guarantee, the Company will obtain mitigation credits, or the right to such credits, which would be recorded as an asset at the time of payment.

OTHER MATTERS

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $0.2 million was accrued as of December 31, 2015, for which payment was made during the quarter ended September 30, 2016. Also, during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to 148.4 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from $1.7 million to $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of $1.7 million, representing the low end of the estimated range of possible restoration costs, and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of June 30, 2016, the final proposal from the Company’s third-party environmental engineer was received reflecting a total cost of $2.0 million. Accordingly, an increase in the accrual of $0.3 million was made during the second quarter of 2016. During the first quarter of 2019, the Company received a revised estimate for completion of the restoration work for which the adjusted final total cost was $2.4 million. Accordingly, an increase in the accrual of $0.4 million was recorded during the first quarter of 2019. The Company funded $2.4 million through December 31, 2020. On August 10, 2020, the Company transferred 13.31 federal mitigation credits to the permit related to the land that gave rise to the environmental restoration matter. The credits were transferred in anticipation of completing the steps necessary to receive the final acceptance from the federal regulatory agency. These credits had an aggregate cost basis of $0.1 million and were included in general and administrative expenses in the consolidated statements of operations during the year ended December 31, 2020. The Company received a closure letter during the first quarter of 2021 leaving no expected remaining commitment.

During the first quarter of 2017, the Company completed the sale of 1,581 acres of land to Minto Communities LLC which acreage represents a portion of the Company’s remaining $0.4 million obligation. Accordingly, the Company deposited $0.4 million of cash in escrow to secure performance on the obligation. The funds in escrow can be drawn upon completion of certain milestones including completion of restoration and annual required monitoring. The first such milestone was achieved during the fourth quarter of 2017 and $0.2 million of the escrow was refunded. The second milestone related to the completion of the first-year maintenance and monitoring was achieved during the first quarter of 2019 and $0.1 million of the escrow was refunded, leaving an escrow balance of $0.2 million as of December 31, 2019. The third milestone related to the completion of the second-year maintenance and monitoring was achieved during the first quarter of 2020 and $0.1 million of the escrow was refunded, leaving an escrow balance of $0.1 million as of December 31, 2020. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. Resolution of this matter allowed the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. As of June 30, 2017, the Company determined that 36 mitigation credits were required to be utilized, which represents $0.3 million in cost basis of the Company’s mitigation credits. Accordingly, the Company transferred the mitigation credits through a charge to direct cost of revenues of real estate operations during the three months ended June 30, 2017, thereby resolving the required mitigation activities related to the 54.66 acres.

NOTE 23.       BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, management services, commercial loan and master lease investments, and real estate operations. The management services segment consists of the revenue generated from managing PINE and the Land JV. The management services segment had $0.7 million and $0.4 million in assets as of December 31, 2020 and 2019, respectively. The real estate operations segment previously included land sales from the Daytona Beach land portfolio as well as revenue and expenses related to the sale of mitigation credits and subsurface operations. Upon the completion of the Land JV transaction in the fourth quarter of 2019, the real estate operations related to land sales have been classified as discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2019 and 2018 and the real estate operations segment remaining consists of subsurface operations and mitigation credit sales. The identifiable assets and liabilities related to the discontinued real estate operations have been separately disclosed as discontinued real estate operations for the periods presented.

Our income property operations consist primarily of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 80.0% and 66.0% of our identifiable assets as of December 31, 2020 and December 31, 2019, respectively, and 88.6%, 93.4%, and 91.8% of our consolidated revenues for the years ended December 31, 2020, 2019, and 2018, respectively. Our management fee income consists of the management fees earned for the management of PINE and the Land JV. As of December 31, 2020, our commercial loan and master lease investments portfolio consisted of one commercial loan investment and two commercial properties whose leases are classified as commercial loan and master lease investments. Our continuing real estate operations primarily consist of revenues generated from leasing and royalty income from our interests in subsurface oil, gas and mineral rights, and the sale of mitigation credits.

The Company evaluates performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in different segments for the years ended December 31, 2020, 2019, and 2018 is as follows (in thousands):

	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Revenues:
Income Properties	$49,953	$41,956	$40,076
Management Fee Income	2,744	304	—
Interest Income from Commercial Loan and Master Lease Investments	3,034	1,829	616
Real Estate Operations	650	852	2,966
Total Revenues	$56,381	$44,941	$43,658
Operating Income (Loss):
Income Properties	$37,965	$34,955	$31,906
Management Fee Income	2,744	304	—
Interest Income from Commercial Loan and Master Lease Investments	3,034	1,829	616
Real Estate Operations	(2,573)	748	2,375
General and Corporate Expense	(30,630)	(25,615)	(25,547)
Impairment Charges	(9,147)	—	—
Gain on Disposition of Assets	9,746	21,978	22,035
Gain on Extinguishment of Debt	1,141	—	—
Total Operating Income	$12,280	$34,199	$31,385
Depreciation and Amortization:
Income Properties	$19,036	$15,774	$15,728
Corporate and Other	27	23	34
Total Depreciation and Amortization	$19,063	$15,797	$15,762
Capital Expenditures:
Income Properties	$188,849	$166,684	$108,997
Commercial Loan and Master Lease Investments	7,150	18,047	—
Discontinued Real Estate Operations	—	2,791	4,659
Discontinued Golf Operations	—	—	94
Corporate and Other	30	4	14
Total Capital Expenditures	$196,029	$187,526	$113,764

Identifiable assets of each segment as of December 31, 2020 and December 31, 2019 are as follows (in thousands):

	As of
	December 31, 2020	December 31, 2019
Identifiable Assets:
Income Properties	$531,325	$464,285
Management Services	700	381
Commercial Loan and Master Lease Investments	38,321	35,742
Real Estate Operations	59,717	65,555
Discontinued Land Operations	833	833
Corporate and Other	35,035	136,490
Total Assets	$665,931	$703,286

Operating income represents income from continuing operations before loss on early extinguishment of debt, interest expense, investment income, and income taxes. General and corporate expenses are an aggregate of general and administrative expenses and depreciation and amortization expense. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Real Estate Operations includes the identifiable assets of the Mitigation Bank JV and Land JV. Corporate and other assets consist primarily of cash, property, plant, and equipment related to the other operations, as well as the general and corporate operations.

NOTE 24. ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets and liabilities held for sale as of December 31, 2020 and December 31, 2019 are summarized below (in thousands).

	As of December 31, 2020
	Land JV	Total Assets (Liabilities) Held for Sale
Restricted Cash	$833	$833
Total Assets Held for Sale	$833	$833

Deferred Revenue	(831)	(831)
Total Liabilities Held for Sale	$(831)	$(831)

	As of December 31, 2019
	Land JV	Total Assets (Liabilities) Held for Sale
Restricted Cash	$833	$833
Total Assets Held for Sale	$833	$833

Deferred Revenue	$(831)	$(831)
Total Liabilities Held for Sale	$(831)	$(831)

Deferred Revenue on Land Sales. In conjunction with the land sale to Buc-ee’s in March 2018, the Company funded an escrow account for $0.8 million related to the portion of the acreage sold for which the Company remains obligated to perform wetlands mitigation. As a result of the Company’s continuing obligation, $0.8 million of the sales price collected at closing was deferred and the revenue will be recognized upon the Company’s performance of the obligation. The Company estimates the obligation related to the wetlands mitigation will total less than $0.1 million.

There were no discontinued operations for the year ended December 31, 2020. The following is a summary of discontinued operations for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended
	December 31, 2019	December 31, 2018
Golf Operations Revenue	$4,097	$4,941
Golf Operations Direct Cost of Revenues	(5,259)	(5,848)
Loss from Operations	(1,162)	(907)
Impairment Charges	—	(1,119)
Depreciation and Amortization	—	(373)
Gain on Disposition of Assets	15	—
Loss from Discontinued Operations Before Income Tax	(1,147)	(2,399)
Income Tax Benefit	291	608
Loss from Discontinued Operations (Net of Income Tax)	$(856)	$(1,791)

Land Operations Revenue	$11,043	$43,031
Land Operations Direct Cost of Revenues	(6,405)	(10,923)
Income from Operations	4,638	32,108
Gain on Disposition of Assets	127,518	—
Income from Discontinued Operations Before Income Tax	132,156	32,108
Income Tax Expense	(32,932)	(8,138)
Income from Discontinued Operations (Net of Income Tax)	$99,224	$23,970

Total Income from Discontinued Operations (Net of Income Tax)	$98,368	$22,179

NOTE 25.     SUBSEQUENT EVENTS

The Company reviewed all subsequent events and transactions through March 5, 2021, the date the consolidated financial statements were issued.

Merger

On January 29, 2021, the Company completed the Merger (as defined within Item 1, “Business”) of CTO with and into CTO NEWCO REIT, Inc., a wholly owned subsidiary of CTO. The Merger was undertaken in connection with the Company’s plan to elect to be subject to tax as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2020.

As a result of the Merger, existing shares of CTO common stock were automatically converted, on a one-for-one basis, into shares of common stock of the surviving entity (the “CTO Company”). The CTO Company is a corporation organized in the state of Maryland and has been renamed “CTO Realty Growth, Inc.”  The CTO Company’s charter includes certain standard REIT provisions, including ownership limitations and transfer restrictions applicable to the Company’s capital stock.

In connection with the REIT conversion and the Merger, CTO applied to list the CTO Company’s common stock on the New York Stock Exchange (the “NYSE”) under CTO’s current ticker symbol, “CTO.”  This application was approved, and the CTO Company’s common stock began trading on the NYSE on February 1, 2021 under the ticker symbol “CTO.”

COVID-19 Pandemic – 2021 Collections Update

The Company received payments for CBR due in January and February 2021 from tenants representing 99%, individually, of the CBR due during such periods.

Income Property Acquisition

On March 2, 2021, the Company acquired a multi-tenant income property for a purchase price of $20.0 million. The property is located in West Jordan, Utah and is occupied by Burlington, Planet Fitness, and At Home. The property was purchased through a 1031 like-kind exchange using restricted cash generated from prior income property dispositions.

Income Property Dispositions

On January 20, 2021, the Company completed the sale of the property located in Brandon, Florida, formerly leased to two tenants operating as World of Beer and Fuzzy’s Taco Shop for a sales price of $2.3 million. The gain on the sale was $0.6 million, of which proceeds are expected to be a part of a 1031 like-kind exchange transaction.

On February 23, 2021, the Company completed the sale of the property located in Jacksonville, Florida, formerly leased to Moe’s for a sales price of $2.5 million. The gain on the sale was $0.1 million, of which proceeds are expected to be a part of a 1031 like-kind exchange transaction.

Subsurface Sales

On January 28, 2021, the Company sold 25,300 acres of subsurface oil, gas and mineral rights for a sales price of $1.9 million, resulting in a gain on the sale of $1.8 million.

There were no other reportable subsequent events or transactions.

NOTE 26.     QUARTERLY FINANCIAL DATA

QUARTERLY FINANCIAL DATA

(UNAUDITED)

(In thousands)

	March 31,		June 30,		September 30,		December 31,
	2020	2019	2020	2019	2020	2019	2020	2019
Revenues
Income Properties	$11,003	$10,724	$11,473	$10,375	$12,933	$10,261	$14,544	$10,595
Management Fee Income	702	—	695	—	682	—	664	304
Interest Income from Commercial Loan and Master Lease Investments	1,052	—	835	53	413	855	734	921
Real Estate Operations	81	235	7	261	544	214	19	143
Total Revenues	12,838	10,959	13,010	10,689	14,572	11,330	15,961	11,963
Direct Cost of Revenues
Income Properties	(2,113)	(1,932)	(2,568)	(1,635)	(3,593)	(1,476)	(3,715)	(1,956)
Real Estate Operations	(1,524)	(46)	(57)	(40)	(1,681)	(8)	40	(10)
Total Direct Cost of Revenues	(3,637)	(1,978)	(2,625)	(1,675)	(5,274)	(1,484)	(3,675)	(1,966)
General and Administrative Expenses	(3,092)	(2,502)	(2,171)	(2,119)	(3,342)	(2,261)	(2,963)	(2,936)
Impairment Charges	(1,905)	—	—	—	—	—	(7,242)	—
Depreciation and Amortization	(4,552)	(3,346)	(5,021)	(4,075)	(4,762)	(4,287)	(4,729)	(4,090)
Total Operating Expenses	(13,186)	(7,826)	(9,817)	(7,869)	(13,378)	(8,032)	(18,609)	(8,992)
Gain on Disposition of Assets	—	6,870	7,076	11,812	290	2,187	2,381	1,108
Gain on Extinguishment of Debt	637	—	504	—	—	—	—	—
Other Gains and Income	637	6,870	7,580	11,812	290	2,187	2,381	1,108
Operating Income	289	10,003	10,773	14,632	1,484	5,485	(267)	4,079
Investment and Other Income (Loss)	(13,186)	39	8,470	15	(1,030)	33	(686)	258
Interest Expense	(3,453)	(2,923)	(2,453)	(3,042)	(2,477)	(3,254)	(2,454)	(3,247)
Income from Continuing Operations Before Income Tax Benefit (Expense)	(16,350)	7,119	16,790	11,605	(2,023)	2,264	(3,407)	1,090
Income Tax Benefit (Expense) from Continuing Operations	4,088	(1,775)	(4,179)	(2,941)	501	(574)	83,089	(182)
Income (Loss) from Continuing Operations	(12,262)	5,344	12,611	8,664	(1,522)	1,690	79,682	908
Income (Loss) from Discontinued Operations (Net of Tax)	—	1,124	—	1,933	—	(204)	—	95,514
Net Income (Loss)	$(12,262)	$6,468	$12,611	$10,597	$(1,522)	$1,486	$79,682	$96,422

Per Share Information:
Basic
Income (Loss) from Continuing Operations	$(2.60)	$1.00	$2.71	$1.75	$(0.33)	$0.35	$16.60	$0.19
Income (Loss) from Discontinued Operations (Net of Tax)	—	0.21	—	0.39	—	(0.04)	—	19.86
Net Income (Loss)	$(2.60)	$1.21	$2.71	$2.14	$(0.33)	$0.31	$16.60	$20.05

Diluted
Income (Loss) from Continuing Operations	$(2.60)	$1.00	$2.71	$1.75	$(0.33)	$0.35	$16.60	$0.19
Income (Loss) from Discontinued Operations (Net of Tax)	—	0.21	—	0.39	—	(0.04)	—	19.85
Net Income (Loss)	$(2.60)	$1.21	$2.71	$2.14	$(0.33)	$0.31	$16.60	$20.04

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2020

(In thousands)

							Costs Capitalized
			Initial Cost to Company				Subsequent to Acquisition
Description	Encumbrances		Land		Buildings & Improvements		Improvements		Carrying Costs
Income Properties:	$		$		$		$		$
24 Hour Fitness USA, Inc., Falls Church, VA		—		7,308		11,560		—		—
Big Lots, Germantown, MD		3,300		1,782		2,951		7		—
Big Lots, Phoenix, AZ		3,400		1,716		3,050		—		—
Burlington Coat Stores, Inc., North Richland Hills, TX		—		3,916		7,029		—		—
Chuy's Restaurant & Bar, Jacksonville, FL		—		5,504		—		—		—
Crabby's Restaurant, Daytona Beach, FL		—		5,836		4,249		8		—
Crossroads, Phoenix, AZ		—		11,731		41,956		109		—
General Dynamic's Corporation, Reston, VA		—		7,530		9,068		—		—
Fidelity Investments (affiliate of), Albuquerque, NM		—		5,739		29,537		12		—
Firebirds Wood Fired Grill, Jacksonville, FL		—		4,203		—		—		—
Ford Motor Credit, Tampa, FL		—		3,265		20,629		—		—
Harris Teeter , Charlotte, NC		6,600		5,602		3,409		—		—
LandShark Bar & Grill, Daytona Beach, FL		—		5,836		4,577		9		—
Lowe's Corporation, Katy, TX		8,500		9,412		3,481		—		—
Moe's Southwest Grill, Jacksonville, FL		—		1,862		—		—		—
Party City Corporation, Oceanside, NY		—		2,965		3,289		—		—
Ashford Lane, Atlanta, GA		—		34,995		32,048		224		—
Rite Aid Corp., Renton, WA		4,700		2,036		4,148		—		—
Riverside Avenue, Jacksonville, FL		—		6,020		14,240		1,347		—
Staples, Sarasota, FL		—		2,728		1,145		—		—
The Strand, Jacksonville, FL		—		13,886		38,833		—		—
Walgreens, Clermont, FL		3,500		3,022		1,269		—		—
Wells Fargo, Raleigh, NC		23,183		8,680		59,167		2,791		—
Westcliff Shopping Center, Fort Worth, TX		—		10,521		4,196		91		—
World of Beer/Fuzzy's Taco Shop, Brandon, FL		—		417		1,185		—		—
		$53,183		$166,512		$301,016		$4,598		$—

Gross Amount at Which

Carried at Close of Period

December 31, 2020

(In thousands)

	Land	Buildings	Total	Accumulated Depreciation	Date of Completion of Construction	Date Acquired	Life
Income Properties:
24 Hour Fitness USA, Inc., Falls Church, VA	$7,308	$11,560	$18,868	$548	N/A	10/14/16	30 Yrs.
Big Lots, Germantown, MD	1,782	2,958	4,740	543	N/A	09/13/13	40 Yrs.
Big Lots, Phoenix, AZ	1,716	3,050	4,766	604	N/A	01/23/13	40 Yrs.
Burlington Coat Stores, Inc., North Richland Hills, TX	3,916	7,029	10,945	402	N/A	10/28/2019	30 Yrs.
Chuy's Restaurant & Bar, Jacksonville, FL	5,504	—	5,504	—	N/A	10/10/18	N/A
Crabby's Restaurant, Daytona Beach, FL	5,836	4,257	10,093	680	01/25/18	N/A	40 Yrs.
Crossroads, Phoenix, AZ	11,731	42,065	53,796	1,339	N/A	1/24/2020	35 Yrs.
General Dynamic's Corporation, Reston, VA	7,530	9,068	16,598	730	N/A	7/12/2019	35 Yrs.
Fidelity Investments (affiliate of), Albuquerque, NM	5,739	29,549	35,288	2,530	N/A	10/04/18	45 Yrs.
Firebirds Wood Fired Grill, Jacksonville, FL	4,203	—	4,203	—	N/A	10/10/18	N/A
Ford Motor Credit, Tampa, FL	3,265	20,629	23,894	312	N/A	8/21/2020	40 Yrs.
Harris Teeter , Charlotte, NC	5,602	3,409	9,011	1,087	N/A	04/17/08	40 Yrs.
LandShark Bar & Grill, Daytona Beach, FL	5,836	4,586	10,422	646	01/25/18	N/A	40 Yrs.
Lowe's Corporation, Katy, TX	9,412	3,481	12,893	891	N/A	04/22/14	30 Yrs.
Moe's Southwest Grill, Jacksonville, FL	1,862	—	1,862	—	N/A	10/10/18	N/A
Party City Corporation, Oceanside, NY	2,965	3,289	6,254	132	N/A	9/24/2019	35 Yrs.
Ashford Lane, Atlanta, GA	34,995	32,272	67,267	979	N/A	2/21/2020	36 Yrs.
Rite Aid Corp., Renton, WA	2,036	4,148	6,184	769	N/A	07/25/13	40 Yrs.
Riverside Avenue, Jacksonville, FL	6,020	15,587	21,607	3,544	N/A	07/16/15	43 Yrs.
Staples, Sarasota, FL	2,728	1,145	3,873	225	N/A	01/27/17	40 Yrs.
The Strand, Jacksonville, FL	13,886	38,833	52,719	1,603	N/A	12/9/2019	48 Yrs.
Walgreens, Clermont, FL	3,022	1,269	4,291	526	N/A	05/27/04	40 Yrs.
Wells Fargo, Raleigh, NC	8,680	61,958	70,638	10,403	N/A	11/18/15	45 Yrs.
Westcliff Shopping Center, Fort Worth, TX	10,521	4,287	14,808	1,641	N/A	03/01/17	10 Yrs.
World of Beer/Fuzzy's Taco Shop, Brandon, FL	417	1,185	1,602	182	N/A	4/28/2017	30 Yrs.
	$166,512	$305,614	$472,126	$30,316

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2020

(In thousands)

	2020	2019	2018
Cost:
Balance at Beginning of Year	$392,842	$463,704	$358,130
Additions and Improvements	147,359	130,005	104,044
Cost of Real Estate Sold	(68,075)	(200,867)	(10,142)
Reclassification from Land and Development Costs	—	—	11,672
Balance at End of Year	$472,126	$392,842	$463,704

Accumulated Depreciation:
Balance at Beginning of Year	22,552	28,733	21,879
Depreciation and Amortization	11,207	9,892	9,827
Depreciation on Real Estate Sold	(3,443)	(16,073)	(2,973)
Balance at End of Year	$30,316	$22,552	$28,733

(1) Reconciliation to Consolidated Balance Sheet at December 31, 2020
Income Properties, Land, Buildings, and Improvements			$472,126
			472,126
(2) Cost Basis of Assets Classified as Held for Sale on Balance Sheet			—
Total Per Schedule			$472,126

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

FOR THE YEAR ENDED DECEMBER 31, 2020

There was a portfolio of one commercial loan investment and two commercial properties whose leases were classified as commercial loan and master lease investments as of December 31, 2020 (in thousands).

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amounts of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Ground Lease Loan – 400 Josephine Street, Austin, TX	N/A	N/A	Monthly Rent Payments	$—	$16,250	$16,827	$—
Master Tenant – Hialeah Lease Loan – Hialeah, FL	N/A	N/A	Monthly Rent Payments	—	21,085	21,101	—
Mortgage Note – 4311 Maple Avenue, Dallas, TX	7.50%	April 2023	Principal payable in full at maturity	—	400	392	—
Totals				$—	$37,735	$38,320	$—

The following represents the activity within the Company’s commercial loan and master lease investments segment for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	2020	2019	2018
Balance at Beginning of Year	$34,625	$—	$11,926
Additions During the Year:
New Mortgage Loans	28,360	34,570	—
Collection of Origination Fees	(125)	—	—
Accretion of Origination Fees (1)	161	(139)	35
Imputed Interest Over Rent Payments on Ground Lease Loan	399	194	—
Deductions During the Year:
Collection of Principal	(23,132)	—	(11,961)
Impairment / CECL Reserve	(1,968)	—	—
Balance at End of Year	$38,320	$34,625	$—
(1)	Non-cash accretion of loan origination fees