Form 10-Q
period 2021-03-31
CTO Realty Growth, Inc.
filed 2021-04-29
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 01-11350

CTO REALTY GROWTH, INC.

(Exact name of registrant as specified in its charter)

Maryland	59-0483700
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1140 N. Williamson Blvd., Suite 140
Daytona Beach, Florida	32114
(Address of principal executive offices)	(Zip Code)

(386) 274-2202

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
COMMON STOCK, $0.01 PAR VALUE	CTO	NYSE

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

As of April 22, 2021, there were 5,958,589 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CTO REALTY GROWTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	(Unaudited) March 31, 2021	December 31, 2020
ASSETS
Real Estate:
Land, at cost	$179,923	$166,512
Building and Improvements, at cost	317,870	305,614
Other Furnishings and Equipment, at cost	679	672
Construction in Process, at cost	551	323
Total Real Estate, at cost	499,023	473,121
Less, Accumulated Depreciation	(33,319)	(30,737)
Real Estate—Net	465,704	442,384
Land and Development Costs	7,074	7,083
Intangible Lease Assets—Net	53,215	50,176
Assets Held for Sale—See Note 25	4,505	833
Investment in Joint Ventures	48,686	48,677
Investment in Alpine Income Property Trust, Inc.	35,408	30,574
Mitigation Credits	2,622	2,622
Commercial Loan and Master Lease Investments	38,417	38,320
Cash and Cash Equivalents	4,691	4,289
Restricted Cash	609	29,536
Refundable Income Taxes	277	26
Other Assets—See Note 13	12,227	12,180
Total Assets	$673,435	$666,700
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$739	$1,047
Accrued and Other Liabilities—See Note 19	7,042	9,090
Deferred Revenue—See Note 20	3,463	3,319
Intangible Lease Liabilities—Net	23,396	24,163
Liabilities Held for Sale—See Note 25	831	831
Deferred Income Taxes—Net	3,343	3,521
Long-Term Debt	280,248	273,830
Total Liabilities	319,062	315,801
Commitments and Contingencies—See Note 23
Stockholders’ Equity:
Preferred Stock – 100,000,000 shares authorized; $0.01 par value, no shares issued or outstanding at March 31, 2021; 50,000 shares authorized; $100.00 par value, no shares issued or outstanding at December 31, 2020	—	—
Common Stock – 500,000,000 shares authorized; $0.01 par value, 5,957,079 shares issued and outstanding at March 31, 2021; 25,000,000 shares authorized; $1.00 par value, 7,310,680 shares issued and 5,915,756 shares outstanding at December 31, 2020	60	7,250
Treasury Stock – 0 shares at March 31, 2021 and 1,394,924 shares at December 31, 2020	—	(77,541)
Additional Paid-In Capital	13,341	83,183
Retained Earnings	341,645	339,917
Accumulated Other Comprehensive Loss	(673)	(1,910)
Total Stockholders’ Equity	354,373	350,899
Total Liabilities and Stockholders’ Equity	$673,435	$666,700

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share, per share and dividend data)

	Three Months Ended
	March 31,	March 31,
	2021	2020
Revenues
Income Properties	$11,449	$11,003
Management Fee Income	669	702
Interest Income from Commercial Loan and Master Lease Investments	701	1,052
Real Estate Operations	1,893	81
Total Revenues	14,712	12,838
Direct Cost of Revenues
Income Properties	(2,917)	(2,113)
Real Estate Operations	(82)	(1,524)
Total Direct Cost of Revenues	(2,999)	(3,637)
General and Administrative Expenses	(3,132)	(3,092)
Impairment Charges	—	(1,905)
Depreciation and Amortization	(4,830)	(4,552)
Total Operating Expenses	(10,961)	(13,186)
Gain on Disposition of Assets	708	—
Gain on Extinguishment of Debt	—	637
Other Gains and Income	708	637
Total Operating Income	4,459	289
Investment and Other Income (Loss)	5,332	(13,186)
Interest Expense	(2,444)	(3,453)
Income (Loss) Before Income Tax Expense	7,347	(16,350)
Income Tax Benefit	438	4,088
Net Income (Loss)	$7,785	$(12,262)

Per Share Information—See Note 15:
Basic Net Income (Loss) per Share	$1.32	$(2.60)
Diluted Net Income (Loss) per Share	$1.32	$(2.60)

Weighted Average Number of Common Shares
Basic	5,879,085	4,711,396
Diluted	5,879,085	4,711,396

Dividends Declared and Paid	$1.00	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
Net Income (Loss)	$7,785	$(12,262)
Other Comprehensive Income (Loss):
Cash Flow Hedging Derivative - Interest Rate Swap (Net of Income Tax Expense of $0 and $(0.5) million, respectively)	1,237	(1,373)
Total Other Comprehensive Income (Loss), Net of Income Tax	1,237	(1,373)
Total Comprehensive Income (Loss)	$9,022	$(13,635)

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

For the three months ended March 31, 2021:

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance January 1, 2021	$7,250	$(77,541)	$83,183	$339,917	$(1,910)	$350,899
Net Income	—	—	—	7,785	—	7,785
Vested Restricted Stock and Performance Shares	—	—	(436)	—	—	(436)
Exercise of Stock Options and Stock Issuance	—	—	292	—	—	292
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	669	—	—	669
Par Value $0.01 per Share and Treasury Stock Derecognized at January 29, 2021	(7,190)	77,541	(70,351)	—	—	—
Equity Issuance Costs	—	—	(16)	—	—	(16)
Dividends Declared for the Period	—	—	—	(6,057)	—	(6,057)
Other Comprehensive Income	—	—	—	—	1,237	1,237
Balance March 31, 2021	$60	$—	$13,341	$341,645	$(673)	$354,373

For the three months ended March 31, 2020:

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance January 1, 2020	$6,017	$(73,441)	$26,690	$326,073	$74	$285,413
Net Loss	—	—	—	(12,262)	—	(12,262)
Stock Repurchase	—	(3,915)	—	—	—	(3,915)
Equity Component of Convertible Debt	—	—	5,248	—	—	5,248
Vested Restricted Stock and Performance Shares	24	—	(562)	—	—	(538)
Stock Issuance	4	—	237	—	—	241
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	578	—	—	578
Dividends Declared for the Period	—	—	—	(1,184)	—	(1,184)
Other Comprehensive Loss, Net of Income Tax	—	—	—	—	(1,373)	(1,373)
Balance March 31, 2020	$6,045	$(77,356)	$32,191	$312,627	$(1,299)	$272,208

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31,	March 31,
	2021	2020
Cash Flow from Operating Activities:
Net Income (Loss)	$7,785	$(12,262)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	4,830	4,552
Amortization of Intangible Liabilities to Income Property Revenue	(396)	(474)
Amortization of Deferred Financing Costs to Interest Expense	165	150
Amortization of Discount on Convertible Debt	310	504
Gain on Disposition of Property, Plant, and Equipment and Intangible Assets	(708)	—
Gain on Extinguishment of Debt	—	(637)
Impairment Charges	—	1,905
Accretion of Commercial Loan Origination Fees	—	(88)
Non-Cash Imputed Interest	(103)	(103)
Deferred Income Taxes	(178)	(6,473)
Unrealized (Gain) Loss on Investment Securities	(4,834)	13,706
Non-Cash Compensation	958	819
Decrease (Increase) in Assets:
Refundable Income Taxes	(252)	—
Assets Held for Sale	(1)	—
Land and Development Costs	9	(73)
Impact Fees and Mitigation Credits	—	(237)
Other Assets	143	(574)
Increase (Decrease) in Liabilities:
Accounts Payable	(308)	(146)
Accrued and Other Liabilities	(1,225)	2,888
Deferred Revenue	143	(196)
Income Taxes Payable	—	559
Net Cash Provided By Operating Activities	6,338	3,820
Cash Flow from Investing Activities:
Acquisition of Property, Plant, and Equipment	(39,115)	(137,997)
Acquisition of Commercial Loan Investments and Master Lease Investments	—	(6,754)
Cash Contribution to Interest in Joint Venture	(9)	(5)
Proceeds from Disposition of Property, Plant, and Equipment, Net, and Assets Held for Sale	4,702	—
Net Cash Used In Investing Activities	(34,422)	(144,756)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	84,000	56,641
Payments on Long-Term Debt	(77,183)	(21,589)
Cash Paid for Loan Fees	(873)	(1,880)
Cash Payments for Exercise of Stock Options and Stock Issuance	(4)	—
Cash Used to Purchase Common Stock	—	(3,915)
Cash Paid for Vesting of Restricted Stock	(436)	(538)
Cash Paid for Equity Issuance Costs	(16)	—
Dividends Paid	(5,929)	(1,184)
Net Cash Provided By (Used In) Financing Activities	(441)	27,535
Net Decrease in Cash and Cash Equivalents	(28,525)	(113,401)
Cash and Cash Equivalents, Beginning of Period	33,825	134,904
Cash and Cash Equivalents, End of Period	$5,300	$21,503

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$4,691	$18,593
Restricted Cash	609	2,910
Total Cash	$5,300	$21,503

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, in thousands)

	Three Months Ended
	March 31,	March 31,
	2021	2020
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Taxes, net of Refunds Received	$(8)	$(5)
Cash Paid for Interest	$(1,395)	$(3,140)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Convertible Note Exchange	$—	$57,359
Equity Component of Convertible Debt	$—	$5,248
Dividends Declared and Unpaid	$128	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS

Description of Business

We are a publicly traded diversified real estate investment trust (“REIT”) that was founded in 1910. We own and manage, sometimes utilizing third-party property management companies, 27 commercial real estate properties in 12 states in the United States. As of March 31, 2021, we owned 20 single-tenant and seven multi-tenant income-producing properties comprising 2.8 million square feet of gross leasable space. See Note 26, “Subsequent Events” for information related to the single-tenant income property sold subsequent to March 31, 2021.

In addition to our income property portfolio, as of March 31, 2021, our business included the following:

Management Services:

●	A fee-based management business that is engaged in managing Alpine Income Property Trust, Inc. (“PINE”) and the entity that currently holds 1,600 acres of undeveloped land in Daytona Beach, Florida (the “Land JV”), see Note 6, “Related Party Management Services Business”.

Commercial Loan and Master Lease Investments:

●	A portfolio of one commercial loan investment and two commercial properties, which are included in the 27 commercial real estate properties above, whose leases are classified as commercial loan and master lease investments.

Real Estate Operations:

●	A portfolio of subsurface mineral interests associated with approximately 429,000 surface acres in 20 counties in the State of Florida and a portfolio of mitigation credits;

●	A retained interest in the Land JV which is seeking to sell 1,600 acres of undeveloped land in Daytona Beach, Florida; and

●	An interest in a joint venture (the “Mitigation Bank JV”) that owns a 2,500 acre parcel of land in the western part of Daytona Beach, Florida which is engaged in the operation of a mitigation bank, which, pursuant to a mitigation plan approved by the applicable state and federal authorities, produces mitigation credits that are marketed and sold to developers of land in the Daytona Beach area for the purpose of enabling the developers to obtain certain regulatory permits.

Our business also includes, as outlined above, the value of our investment in PINE. As of March 31, 2021, our investment totaled $35.4 million, or 22.4% of the PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

REIT Conversion

During the fourth quarter of 2020, the Company completed certain internal reorganization transactions necessary to begin operating in compliance with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes for the taxable year ended December 31, 2020.

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

Merger

On January 29, 2021, in connection with the REIT conversion, the Company completed the merger of CTO Realty Growth, Inc., a Florida corporation (“CTO FL”), with and into CTO NEWCO REIT, Inc. (“CTO”), a wholly owned subsidiary of CTO FL (the “Merger”) in order to reincorporate in Maryland and facilitate its ongoing compliance with the REIT requirements by ensuring that certain standard REIT ownership limitations and transfer restrictions apply to CTO’s capital stock.

As a result of the Merger, existing shares of CTO FL common stock were automatically converted, on a one-for-one basis, into shares of common stock of CTO. CTO is a corporation organized in the state of Maryland and has been renamed “CTO Realty Growth, Inc.”  CTO’s charter includes certain standard REIT provisions, including ownership limitations and transfer restrictions applicable to the Company’s capital stock. See Note 14, “Equity” for the Company’s disclosure related to the equity adjustments recorded during the three months ended March 31, 2021 in connection with the Merger.

In connection with the REIT conversion and the Merger, CTO FL applied to list CTO’s common stock on the New York Stock Exchange (the “NYSE”) under CTO FL’s ticker symbol, “CTO.”  This application was approved, and CTO’s common stock began trading on the NYSE on February 1, 2021 under the ticker symbol “CTO.”

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

The Company collected 100% of the Contractual Base Rent (“CBR”) due for the three months ended March 31, 2021. CBR represents the amount owed to the Company under the terms of its lease agreements in each respective month. The Company has previously agreed to defer or abate certain CBRs in exchange for additional lease term or other lease enhancing additions. In general, repayment of the deferred CBR, whereby an agreement has been reached by the Company and the tenant, will generally occur from the time of deferment, with ratable payments continuing, in some cases, into 2023. In connection with the leases in which rent was abated, other lease modifications, including extended lease terms and imposition of percentage rent, were agreed to by the Company and the tenants. Depending upon the duration of tenant closures and the overall economic downturn resulting from the COVID-19 Pandemic, we may find deferred rents difficult to collect. See Note 26, “Subsequent Events” for the Company’s disclosure related to April 2021 rent collections.

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

An assessment of the current or identifiable potential financial and operational impacts on the Company as a result of the COVID-19 Pandemic are as follows:

●	The total borrowing capacity on the revolving credit facility (the “Credit Facility”) is based on the assets currently in the borrowing base, as defined by the Company’s Credit Facility agreement. Pursuant to the terms of the Credit Facility, any property in the borrowing base with a tenant that is more than 60 days past due on its contractual rent obligations would be automatically removed from the borrowing base and the Company’s borrowing capacity would be reduced. For the tenants requesting rent relief with which the Company has reached an agreement, such deferral and/or abatement agreements for current rent, under the terms of the Credit Facility, would not be past due if it adheres to such modification, and thus those properties would not be required to be removed from the borrowing base. The Company’s available borrowing capacity has not been limited as a result of the referenced terms of the Credit Facility.
●	As a result of the outbreak of the COVID-19 Pandemic, the federal government and the state of Florida issued orders encouraging everyone to remain in their residence and not go into work. In response to these orders and in the best interest of our employees and directors, we have implemented significant preventative measures to ensure the health and safety of our employees and members of our Board of Directors (the “Board”), including: (i) conducting all meetings of the Board and Committees of the Board telephonically or via a visual conferencing service, (ii) permitting the Company’s employees to work from home at their election, (iii) enforcing appropriate social distancing practices in the Company’s office, (iv) encouraging the Company’s employees to wash their hands often and use face masks, (v) providing hand sanitizer and other disinfectant products throughout the Company’s office, (vi) requiring employees who do not feel well in any capacity to stay at home, and (vii) requiring all third-party delivery services (e.g. mail, food delivery, etc.) to complete their service outside the front door of the Company’s office. The Company also offered COVID-19 testing to its employees to ensure a safe working environment. These preventative measures have not had any material adverse impact on the Company’s financial reporting systems, internal controls over financial reporting or disclosure controls and procedures. At this time, we have not laid off, furloughed, or terminated any employee in response to the COVID-19 Pandemic.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and the results of operations for the interim periods.

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021.

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

Recently Issued Accounting Standards

Debt with Conversion and Other Options. In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 related to simplifying the accounting for convertible instruments by removing certain separation models for convertible instruments. Among other things, the amendments in the update also provide for improvements in the consistency in EPS calculations by amending the guidance by requiring that an entity use the if-converted method for convertible instruments. The amendments in ASU 2020-06 are effective for reporting periods beginning after December 15, 2021. The Company has not yet finalized the analysis related to the potential impact of ASU 2020-06.

ASC Topic 326, Financial Instruments-Credit Losses. In June 2016, the FASB issued ASU 2016-13, which amends its guidance on the measurement of credit losses on financial instruments. The amendments in this update are effective for annual reporting periods beginning after December 31, 2019. ASU 2016-13 affects entities holding financial assets that are not accounted for at fair value through net income, including but not limited to, loans, trade receivables, and net investments in leases. The Company adopted the changes to FASB ASC 326, Financial Instruments-Credit Losses on January 1, 2020. The Company’s evaluation of current expected credit losses (“CECL”) resulted in a reserve of $0.3 million on the Company’s commercial loan and master lease investments portfolio during the three months ended March 31, 2020. See Note 5 “Commercial Loan and Master Lease Investments” for further information.

Reclassifications

Certain items in the consolidated balance sheet as of December 31, 2020 have been reclassified to conform to the presentation as of March 31, 2021. Specifically, in the first quarter of 2021, the Company reclassified deferred financing costs incurred in connection with its Credit Facility (as further described in Note 17, Long-Term Debt), net of accumulated amortization, as a component of other assets on the accompanying consolidated balance sheet. Accordingly, deferred financing costs of $1.2 million, net of accumulated amortization of $0.5 million, were reclassified from long-term debt to other assets as of December 31, 2020. Additionally, in the first quarter of 2021, the Company increased non-cash compensation for the three months ended March 31, 2020 by $0.2 million through a reclassification from cash payments for exercise of stock options and stock issuance within financing activities on the accompanying consolidated statements of cash flows which is the result of timing related to the issuance of shares for director retainers.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of March 31, 2021 include certain amounts over the Federal Deposit Insurance Corporation limits.

Restricted Cash

Restricted cash totaled $0.6 million at March 31, 2021, of which $0.5 million is being held in a capital replacement reserve account in connection with our financing of six income properties and $0.1 million is being held in an escrow account in connection with the sale of a ground lease located in Daytona Beach, Florida.

Derivative Financial Instruments and Hedging Activity

Interest Rate Swaps. During the year ended December 31, 2016, in conjunction with the variable-rate mortgage loan secured by the Company’s income properly leased to Wells Fargo located in Raleigh, North Carolina (“Wells Fargo Raleigh”), the Company entered into an interest rate swap to fix the interest rate (the “Wells Interest Rate Swap”). The Wells Interest Rate Swap was terminated on March 12, 2021 in connection with the payoff of the variable-rate mortgage loan secured by Wells Fargo Raleigh (see Note 17, “Long-Term Debt”).

Effective March 31, 2020, in conjunction with the variable-rate Credit Facility, the Company entered into an interest rate swap to fix the interest rate on $100.0 million of the outstanding Credit Facility balance (the “Credit Facility $100.0 Million Interest Rate Swap”). Effective August 31, 2020, the Company entered into a separate interest rate swap to fix the interest rate on an additional $50.0 million of the outstanding Credit Facility balance. On March 10, 2021, the Company entered into a $50.0 million term loan agreement under its Credit Facility (the “Term Loan”), as further described in Note 17, “Long-Term Debt”. In connection with the Term Loan origination, the Company redesignated the rate swap that previously hedged $50.0 million of the outstanding Credit Facility balance to the Term Loan (the “Term Loan $50.0 Million Interest Rate Swap”).

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

The Company documented the relationship between the hedging instruments and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transactions. At the hedges’ inception, the Company formally assessed whether the derivatives that are used in hedging the transactions are highly effective in offsetting changes in cash flows of the hedged items, and we will continue to do so on an ongoing basis. As the terms of the Wells Interest Rate Swap, Credit Facility $100.0 Million Interest Rate Swap, and Term Loan $50.0 Million Interest Rate Swap, and the associated debts are identical, both hedging instruments qualify for the shortcut method, therefore, it is assumed that there is no hedge ineffectiveness throughout the entire term of the hedging instruments.

Changes in fair value of the hedging instruments that are highly effective and designated and qualified as cash-flow hedges are recorded in other comprehensive income and loss, until earnings are affected by the variability in cash flows of the designated hedged items.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at March 31, 2021 and December 31, 2020, approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s Credit Facility as of March 31, 2021 and December 31, 2020, as defined in Note 17, “Long-Term Debt,” approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s fixed rate commercial loan and master lease investments held as of March 31, 2021 and December 31, 2020 and the mortgage notes and convertible debt held as of March 31, 2021 and December 31, 2020 are measured at fair value based on current market rates for financial instruments with similar risks and maturities. See Note 10, “Fair Value of Financial Instruments.”

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

Accounts Receivable

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of accrued tenant reimbursable expenses and other tenant receivables. Receivables related to income property tenants totaled $1.9 million and $2.3 million as of March 31, 2021 and December 31, 2020, respectively.

Accounts receivable related to real estate operations, which are classified in other assets on the consolidated balance sheets, totaled $1.3 million as of March 31, 2021 and December 31, 2020, respectively. The accounts receivable as of March 31, 2021 and December 31, 2020 are primarily related to the reimbursement of certain infrastructure costs completed by the Company in conjunction with two land sale transactions that closed during the fourth quarter of 2015 as more fully described in Note 13, “Other Assets.”

The collectability of the aforementioned receivables shall be considered and adjusted through an allowance for credit losses pursuant to ASC 326, Financial Instruments-Credit Losses. As of March 31, 2021 and December 31, 2020, the Company recorded an allowance for doubtful accounts of $0.6 million and $0.5 million, respectively.

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

Income Taxes

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under the Code commencing with its taxable year ended December 31, 2020. The Company believes that, commencing with such taxable year, it has been organized and has operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws. The Company intends to continue to operate in such a manner. As a REIT, the Company will be subject to U.S. federal and state income taxation at corporate rates on its net taxable income; the Company, however, may claim a deduction for the amount of dividends paid to its stockholders. Amounts distributed as dividends by the Company will be subject to taxation at the stockholder level only. While the Company must distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to qualify as a REIT, the Company intends to distribute all of its net taxable income. The Company is allowed certain other non-cash deductions or adjustments, such as depreciation expense, when computing its REIT taxable income and distribution requirement. These deductions permit the Company to reduce its dividend payout requirement under U.S. federal income tax laws. Certain states may impose minimum franchise taxes. To comply with certain REIT requirements, we hold certain of our non-REIT assets and operations through TRSs and subsidiaries of TRSs, which will be subject to applicable U.S. federal, state and local corporate income tax on their taxable income. For the periods presented, the Company held a total of five TRSs subject to taxation. The Company’s TRSs will file separately as C-Corporations.

For the Company’s TRSs, and prior to the three months ended December 31, 2020 preceding the Company’s REIT election, the Company uses the asset and liability method to account for income taxes. Deferred income taxes result primarily from the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes (see Note 22, “Income Taxes”). In June 2006, the FASB issued additional guidance, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements included in income taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. In accordance with FASB guidance included in income taxes, the Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. Additionally, the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to the FASB guidance.

NOTE 3. REVENUE RECOGNITION

The Company implemented FASB ASC Topic 606, Revenue from Contracts with Customers effective January 1, 2018 utilizing the modified retrospective method.

The following table summarizes the Company’s revenue from continuing operations by segment, major good and/or service, and the related timing of revenue recognition for the three months ended March 31, 2021 (in thousands):

	Income Properties	Management Services	Commercial Loan Investments	Real Estate Operations	Total Revenues
Major Good / Service:
Lease Revenue - Base Rent	$9,181	$—	$—	$—	$9,181
Lease Revenue - CAM	512	—	—	—	512
Lease Revenue - Reimbursements	1,206	—	—	—	1,206
Above / Below Market Lease Accretion	396	—	—	—	396
Contributed Leased Assets Accretion	121	—	—	—	121
Management Services	—	669	—	—	669
Commercial Loan and Master Lease Investments	—	—	701	—	701
Subsurface Revenue	—	—	—	1,893	1,893
Interest and Other Revenue	33	—	—	—	33
Total Revenues	$11,449	$669	$701	$1,893	$14,712

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$—	$1,893	$1,893
Services Transferred Over Time	33	669	—	—	702
Over Lease Term	11,416	—	—	—	11,416
Commercial Loan Investment Related Revenue	—	—	701	—	701
Total Revenues	$11,449	$669	$701	$1,893	$14,712

The following table summarizes the Company’s revenue from continuing operations by segment, major good and/or service, and the related timing of revenue recognition for the three months ended March 31, 2020 (in thousands):

	Income Properties	Management Services	Commercial Loan Investments	Real Estate Operations	Total Revenues
Major Good / Service:
Lease Revenue - Base Rent	$8,751	$—	$—	$—	$8,751
Lease Revenue - CAM	784	—	—	—	784
Lease Revenue - Reimbursements	790	—	—	—	790
Lease Revenue - Billboards	44	—	—	—	44
Above / Below Market Lease Accretion	474	—	—	—	474
Contributed Leased Assets Accretion	43	—	—	—	43
Management Services	—	702	—	—	702
Commercial Loan and Master Lease Investments	—	—	1,052	—	1,052
Mitigation Credit Sales	—	—	—	4	4
Subsurface Revenue	—	—	—	77	77
Interest and Other Revenue	117	—	—	—	117
Total Revenues	$11,003	$702	$1,052	$81	$12,838

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$—	$81	$81
Services Transferred Over Time	117	702	—	—	819
Over Lease Term	10,886	—	—	—	10,886
Commercial Loan Investment Related Revenue	—	—	1,052	—	1,052
Total Revenues	$11,003	$702	$1,052	$81	$12,838

NOTE 4. INCOME PROPERTIES AND LEASES

Leasing revenue consists of long-term rental revenue from retail, office, and commercial income properties, and billboards, which is recognized as earned, using the straight-line method over the life of each lease. Lease payments below include straight-line base rental revenue as well as the non-cash accretion of above and below market lease amortization.

The components of leasing revenue are as follows (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Leasing Revenue
Lease Payments	$9,698	$9,268
Variable Lease Payments	1,751	1,735
Total Leasing Revenue	$11,449	$11,003

Minimum future base rental revenue on non-cancelable leases subsequent to March 31, 2021, for the next five years ended December 31 are summarized as follows (in thousands):

Year Ending December 31,	Amounts
Remainder of 2021	$40,655
2022	40,554
2023	38,432
2024	35,665
2025	34,941
2026 and thereafter (cumulative)	170,430
Total	$360,677

2021 Acquisitions. During the three months ended March 31, 2021, the Company acquired two multi-tenant income properties for an aggregate purchase price of $38.5 million, or a total acquisition cost of $38.6 million including capitalized acquisition costs. Of the total acquisition cost, $18.4 million was allocated to land, $14.3 million was allocated to buildings and improvements, and $5.9 million was allocated to intangible assets pertaining to the in-place lease value, leasing costs, and above market lease value. The weighted average amortization period for the intangible assets and liabilities was 7.6 years at acquisition.

The properties acquired during the three months ended March 31, 2021 are described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Purchase Price ($000's)	Percentage Leased at Acquisition	Remaining Lease Term at Acquisition Date (in years)
Jordan Landing	Multi-Tenant	West Jordan, UT	03/02/21	183,320	$20,000	93%	7.9
Eastern Commons	Multi-Tenant	Henderson, NV	03/10/21	146,667	18,500	88%	6.9
		Total / Weighted Average		329,987	$38,500		7.4

2021 Dispositions. During the three months ended March 31, 2021, the Company disposed of one multi-tenant income property and one single-tenant income property. See Note 25, “Assets and Liabilities Held for Sale” for information related to the single-tenant income property transferred to held for sale as of March 31, 2021 and Note 26, “Subsequent Events”, for information related to the single-tenant income property sold subsequent to March 31, 2021.

The properties disposed of during the three months ended March 31, 2021 are described below (in thousands):

Tenant Description	Tenant Type	Date of Disposition	Sales Price	Gain on Sale
World of Beer/Fuzzy's Taco Shop, Brandon, FL	Multi-Tenant	01/20/21	$2,310	$599
Moe's Southwest Grill, Jacksonville, FL	Single-Tenant	02/23/21	2,541	109
Total			$4,851	$708

2021 Operational Highlights. During the three months ended, the Company signed leases totaling 133,500 square feet. A summary of the Company’s leasing activity is as follows (in thousands, except square foot and lease term data):

Retail	Square Feet	Weighted Average Lease Term	Cash Rent Per Square Foot	Tenant Improvements	Leasing Commissions
New Leases	3.5	9.1	$46.95	$56	$99
Renewals & Extensions	130.0	5.2	$12.19	97	88
Total	133.5	5.5	$13.12	$153	$187

2020 Acquisitions. During the three months ended March 31, 2020, the Company acquired two multi-tenant income properties for an aggregate purchase price of $137.2 million, or a total acquisition cost of $137.7 million including capitalized acquisition costs. Of the total acquisition cost, $46.7 million was allocated to land, $74.0 million was allocated to buildings and improvements, $18.8 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and $1.8 million was allocated to intangible liabilities for the below market lease value. No income properties were disposed of during the three months ended March 31, 2020.

The properties acquired during the three months ended March 31, 2020 are described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Purchase Price ($000's)	Percentage Leased at Acquisition	Remaining Lease Term at Acquisition Date (in years)
Crossroads Towne Center	Multi-Tenant	Chandler, AZ	01/24/20	254,109	$61,800	99%	5.0
Ashford Lane	Multi-Tenant	Atlanta, GA	02/21/20	268,572	75,435	80%	3.6
		Total / Weighted Average		522,681	$137,235		4.2

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

The Company’s commercial loan and master lease investments were comprised of the following at March 31, 2021  (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Ground Lease Loan – 400 Josephine Street, Austin, TX	July 2019	N/A	$16,250	$16,250	$16,915	N/A
Master Tenant – Hialeah Lease Loan – Hialeah, FL	September 2020	N/A	21,085	21,085	21,109	N/A
Mortgage Note – 4311 Maple Avenue – Dallas, TX	October 2020	April 2023	400	400	393	7.50%
			$37,735	$37,735	$38,417

The Company’s commercial loan and master lease investments were comprised of the following at December 31, 2020 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Ground Lease Loan – 400 Josephine Street, Austin, TX	July 2019	N/A	$16,250	$16,250	$16,827	N/A
Master Tenant – Hialeah Lease Loan – Hialeah, FL	September 2020	N/A	21,085	21,085	21,101	N/A
Mortgage Note – 4311 Maple Avenue – Dallas, TX	October 2020	April 2023	400	400	392	7.50%
			$37,735	$37,735	$38,320

The carrying value of the commercial loan and master lease investments portfolio at March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	As of
	March 31, 2021	December 31, 2020
Current Face Amount	$37,735	$37,735
Imputed Interest over Rent Payments Received	689	593
Unaccreted Origination Fees	(3)	(4)
CECL Reserve	(4)	(4)
Total Commercial Loan and Master Lease Investments	$38,417	$38,320

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

During each of the three months ended March 31, 2021 and 2020, the Company earned management fee revenue from PINE totaling $0.6 million, which is included in management services in the accompanying consolidated statements of operations. Dividend income for the three months ended March 31, 2021 and 2020 totaled $0.5 million and $0.4 million, respectively, and is included in investment and other income (loss) in the accompanying consolidated statements of operations.

The following table represents amounts due from PINE to the Company as of March 31, 2021 and December 31, 2020 which are included in other assets on the consolidated balance sheets (in thousands):

	As of
Description	March 31, 2021	December 31, 2020
Management Services Fee due from PINE	$638	$631
Other	—	35
Total	$638	$666

Land JV. Pursuant to the terms of the operating agreement for the Land JV, the initial amount of the management fee was $20,000 per month. The management fee is evaluated quarterly and as land sales occur in the Land JV, the basis for our management fee is reduced as the management fee is based on the value of real property that remains in the Land JV. The monthly management fee as of March 31, 2021 was $10,000 per month. During the three months ended March 31, 2021 and 2020 the Company earned management fee revenue from the Land JV totaling $0.03 million and $0.05 million, respectively, which is included in management services in the accompanying consolidated statements of operations and was collected in full during the periods earned.

NOTE 7. REAL ESTATE OPERATIONS

Real Estate Operations

Land and development costs at March 31, 2021 and December 31, 2020 were as follows (in thousands):

	As of
	March 31, 2021	December 31, 2020
Land and Development Costs	$6,383	$6,377
Subsurface Interests	691	706
Total Land and Development Costs	$7,074	$7,083

Revenue from continuing real estate operations consisted of the following for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
Revenue Description	March 31, 2021	March 31, 2020
Mitigation Credit Sales	$—	$4
Subsurface Revenue	1,893	77
Total Real Estate Operations Revenue	$1,893	$81

Daytona Beach Development. The Company owns a 5-acre parcel of land with existing structures in downtown Daytona Beach that was acquired for $2.0 million and other contiguous parcels totaling one-acre acquired for $2.1 million. Combined, these parcels represent the substantial portion of an entire city block in downtown Daytona Beach adjacent to International Speedway Boulevard, a major thoroughfare in Daytona Beach. We have engaged a national real estate brokerage firm to assist us in identifying a developer or investor to acquire a portion or all of the property or to contribute into a potential joint venture to redevelop the property. We are pursuing entitlements for the potential redevelopment of these parcels, along with certain other adjacent land parcels, some of which we have under contract for purchase. As of March 31, 2021, we have incurred $1.6 million in raze and entitlement costs related to these parcels which is included in land and development costs on the consolidated balance sheets.

Other Real Estate Assets. The Company owns mitigation credits with a cost basis of $2.6 million as of March 31, 2021, representing no change from the balance as of December 31, 2020. During the three months ended March 31, 2020, the Company provided 16 mitigation credits with a cost basis of $1.2 million at no cost to buyers. Additionally, the Company purchased 2 mitigation credits from the Mitigation Bank JV, for $0.2 million during the three months ended March 31, 2020. The aggregate cost of sales charge of  $1.4 million, was included in direct costs of revenues of real estate operations during the three months ended March 31, 2020 in the consolidated statements of operations. Mitigation credit sales totaled less than $0.01 million during the three months ended March 31, 2020 with no such sales occurring during the three months ended March 31, 2021.

Subsurface Interests. As of March 31, 2021, the Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 429,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage. During the three months ended March 31, 2021, the Company sold approximately 25,000 acres of subsurface oil, gas, and mineral rights for a sales price of $1.9 million, of which revenues are included within real estate operations in the consolidated statements of operations. There were no subsurface sales during the three months ended March 31, 2020. Revenues received from oil royalties totaled $0.01 million during the three months ended March 31, 2021 and 2020, respectively.

The Company is not prohibited from selling any or all of its Subsurface Interests. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee typically based on a percentage of the surface value. Should the Company complete a transaction to sell all or a portion of its Subsurface Interests or complete a release transaction, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments including income-producing properties. Cash payments for the release of surface entry rights totaled $0.01 million and $0.07 million during the three months ended March 31, 2021 and 2020, respectively.

Land Impairments. During the three months ended March 31, 2021 and 2020, the Company did not recognize any impairments on its undeveloped land holdings.

NOTE 8. INVESTMENTS IN JOINT VENTURES

The Company’s Investment in Joint Ventures were as follows as of March 31, 2021 and December 31, 2020 (in thousands):

	As of
	March 31, 2021	December 31, 2020
Land JV	$41,765	$41,765
Mitigation Bank JV	6,921	6,912
Total Investment in Joint Ventures	$48,686	$48,677

Land JV. As of March 31, 2021, the Company continues to pursue land sales of the 1,600 acres that formerly comprised its land holdings on behalf of the partners of the Land JV (“JV Partners”) in its role as manager of the Land JV. The Company’s retained interest in the Land JV represents a notional 33.5% stake in the venture, the value of which may be realized in the form of distributions based on the timing and the amount of proceeds achieved when the land is ultimately sold by the Land JV. As of March 31, 2021, the Land JV has completed $79.7 million in land sales since its inception in mid-October 2019 and currently has a pipeline of five purchase and sale agreements for potential land sale transactions representing $16.6 million of potential proceeds to the Land JV. The approximately 300 acres under contract represents 19% of the total remaining land in the Land JV.

The Company currently serves as the manager of the Land JV and is responsible for day-to-day operations at the direction of the JV Partners. All major decisions and certain other actions that can be taken by the manager must be approved by the unanimous consent of the JV Partners (the “Unanimous Actions”). Unanimous Actions include such matters as the approval of pricing for all land parcels in the Land JV; approval of contracts for the sale of land that contain material revisions to the standard purchase contract of the Land JV; entry into any lease agreement affiliated with the Land JV;  entering into listing or brokerage agreements; approval and amendment of the Land JV’s operating budget; obtaining financing for the Land JV; admission of additional members; and dispositions of the Land JV’s real property for amounts less than market value. Pursuant to the Land JV’s operating agreement, the Land JV paid the manager a management fee in the initial amount of $20,000 per month. The management fee is evaluated quarterly and as land sales occur in the Land JV, the basis for our management fee is reduced as the management fee is based on the value of real property that remains in the Land JV. The monthly management fee as of March 31, 2021 was $10,000 per month.

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

The following table provides summarized financial information of the Land JV as of March 31, 2021 and December 31, 2020 (in thousands):

	As of
	March 31, 2021	December 31, 2020
Assets, Cash and Cash Equivalents	$110	$802
Assets, Prepaid Expenses	122	117
Assets, Investment in Land Assets	6,120	5,658
Total Assets	$6,352	$6,577

Liabilities, Accounts Payable, Accrued Expenses, Deferred Revenue	$134	$228
Equity	$6,218	$6,349
Total Liabilities & Equity	$6,352	$6,577

The following table provides summarized financial information of the Land JV for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenues	$21	$7,146
Direct Cost of Revenues	(81)	(3,106)
Operating Income (Loss)	$(60)	$4,040
Other Operating Expenses	(71)	(137)
Net Income (Loss)	$(131)	$3,903

The Company’s share of the Land JV’s net income (loss) was zero for the three months ended March 31, 2021 and 2020. Pursuant to ASC 323, certain adjustments are made when calculating the Company’s share of net income, including adjustments required to reflect the investor’s share of changes in investee’s capital to reflect distributions from the venture. Additionally, basis differences are also considered. The Company recorded the retained interest in the Land JV of $48.9 million at the estimated fair market value based on the relationship of the $97.0 million sales price of the 66.5% equity interest to the 33.5% retained interest. The Land JV recorded the assets contributed by the Company at carry-over basis pursuant to ASC 845 which states that transfers of nonmonetary assets should typically be recorded at the transferor’s historical cost basis. Accordingly, the Company’s basis difference in the 33.5% retained equity interest will be evaluated each quarter upon determining the Company’s share of the Land JV’s net income. No adjustment was required for the three months ended March 31, 2021 or 2020.

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

The operating agreement of the Mitigation Bank JV (the “Operating Agreement”) executed in conjunction with the mitigation bank transaction stipulates that the Company shall arrange for sales of the Mitigation Bank JV’s mitigation credits to unrelated third parties totaling no less than $6.0 million of revenue to the Mitigation Bank JV, net of commissions, by the end of 2020, utilizing a maximum of 60 mitigation credits (the “Minimum Sales Requirement”). The Operating Agreement stipulates that if the Minimum Sales Requirement is not achieved, then BlackRock has the right, but is not required, to cause the Company to purchase the number of mitigation credits necessary to reach the Minimum Sales Requirement (the “Minimum Sales Guarantee”). During the first quarter of 2021, the Company had active discussions with BlackRock regarding the Minimum Sales Guarantee. Based on those discussions, the Company currently anticipates that the Minimum Sales Guarantee payment would be paid to BlackRock in the latter half of 2021. The Company is also in discussion with BlackRock regarding the Company’s potential buyout of BlackRock’s position in the Mitigation Bank JV, the timing of which could occur in the latter half of 2021. There can be no assurances regarding the likelihood, timing, or final terms of such potential buyout.

During June 2018, upon closing the Mitigation Bank JV, the Company estimated the fair value of the Minimum Sales Guarantee at $0.1 million which was recorded as a reduction in the gain on the transaction and is included in accrued and other liabilities in the Company’s consolidated balance sheet. As of March 31, 2021, the Company considers the $0.1 million reasonable as upon payment of the Minimum Sales Guarantee, the Company will obtain mitigation credits, or the right to such credits, which would be recorded as an asset at the time of payment.

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

During the year ended December 31, 2020, BlackRock exercised its Put Right and put 48 mitigation credits to the Company inclusive of (i) 20 mitigation credits acquired during the three months ended March 31, 2020 totaling $1.5 million, or $75,000 per credit, (ii) 20 mitigation credits acquired during the three months ended September 30, 2020 totaling $1.5 million, or $75,000 per credit, and (iii) 8 mitigation credits acquired during the three months ended December 31, 2020 totaling $0.6 million, or $75,000 per credit. During the three months ended March 31, 2021, BlackRock did not exercise its Put Right. The Company evaluated the impact of the exercised Put Right on the fair value of the Company’s investment in the Mitigation Bank JV of $6.9 million, and on the fair value of the mitigation credits purchased as of March 31, 2021 and December 31, 2020, noting no impairment issues. The Company evaluates its estimates of fair value on an ongoing basis; however, actual results may differ from those estimates.

The following tables provide summarized financial information of the Mitigation Bank JV as of March 31, 2021 and December 31, 2020 (in thousands):

	As of
	March 31, 2021	December 31, 2020
Assets, Cash and Cash Equivalents	$1,808	$1,890
Assets, Prepaid Expenses	9	20
Assets, Investment in Mitigation Credit Assets	1,413	1,409
Assets, Property, Plant, and Equipment—Net	14	14
Total Assets	$3,244	$3,333

Liabilities, Accounts Payable, Accrued Liabilities	$18	$17
Equity	$3,226	$3,316
Total Liabilities & Equity	$3,244	$3,333

The following table provides summarized financial information of the Mitigation Bank JV for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenues	$104	$1,866
Direct Cost of Revenues	(7)	(80)
Operating Income	$97	$1,786
Other Operating Expenses	(100)	(75)
Net Income (Loss)	$(3)	$1,711

The Company’s share of the Mitigation Bank JV’s net income (loss) was zero for the three months ended March 31, 2021 and 2020. Pursuant to ASC 323, certain adjustments are made when calculating the Company’s share of net income, including adjustments required to reflect the investor’s share of changes in investee’s capital to reflect distributions from the venture. Additionally, basis differences are also considered. The Company recorded the initial retained interest in the Mitigation Bank JV of $6.8 million in June 2018 at the estimated fair market value based on the relationship of the $15.3 million sales price of the 70% equity interest to the 30% retained interest. The Mitigation Bank JV recorded the assets contributed by the Company at carry-over basis pursuant to ASC 845 which states that transfers of nonmonetary assets  should typically be recorded at the transferor’s historical cost basis. Accordingly, the Company’s basis difference in the 30% retained equity interest will be evaluated each quarter upon determining the Company’s share of the Mitigation Bank JV’s net income.

NOTE 9. INVESTMENT SECURITIES

On November 26, 2019, the Company purchased 394,737 shares of PINE common stock for a total purchase price of $7.5 million in a private placement. Also, on November 26, 2019, the Company purchased 421,053 shares of PINE common stock in PINE’s initial public offering for a total purchase price of $8.0 million. Including the 1,223,854 OP Units the Company received in exchange for the contribution of certain income properties to the Operating Partnership, as of March 31, 2021, the Company owns, in the aggregate, 2.04 million shares of PINE, or 22.4% of PINE’s total shares outstanding for an initial investment of $38.8 million.  The Company has elected the fair value option related to the aggregate investment in securities of PINE pursuant to ASC 825, otherwise such investments would have been accounted for under the equity method.

During the three months ended March 31, 2021, the closing stock price of PINE increased by $2.37 per share, with a closing price of $17.36 on March 31, 2021. This increase resulted in an unrealized, non-cash gain on the Company’s investment in PINE of $4.8 million which is included in investment and other income (loss) in the consolidated statements of operations for the three months ended March 31, 2021.

During the three months ended March 31, 2020, the closing stock price of PINE decreased by $6.72 per share, with a closing price of $12.31 on March 31, 2020. This decrease resulted in an unrealized, non-cash loss on the Company’s investment in PINE of $13.7 million which is included in investment and other income (loss) in the consolidated statements of operations for the three months ended March 31, 2020.

The Company’s available-for-sale securities as of March 31, 2021 and December 31, 2020 are summarized below (in thousands):

	As of March 31, 2021
	Cost	Unrealized Gains in Investment Income	Unrealized Losses in Investment Income	Estimated Fair Value (Level 1 Inputs)
Common Stock	$15,500	$—	$(1,338)	$14,162
Operating Units	23,253	—	(2,007)	21,246
Total Equity Securities	38,753	—	(3,345)	35,408
Total Available-for-Sale Securities	$38,753	$—	$(3,345)	$35,408

	As of December 31, 2020
	Cost	Unrealized Gains in Investment Income	Unrealized Losses in Investment Income	Estimated Fair Value (Level 1 Inputs)
Common Stock	$15,500	$—	$(3,271)	$12,229
Operating Units	23,253	—	(4,908)	18,345
Total Equity Securities	38,753	—	(8,179)	30,574
Total Available-for-Sale Securities	$38,753	$—	$(8,179)	$30,574

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$4,691	$4,691	$4,289	$4,289
Restricted Cash - Level 1	$609	$609	$29,536	$29,536
Commercial Loan and Master Lease Investments - Level 2	$38,417	$38,428	$38,320	$38,318
Long-Term Debt - Level 2	$280,248	$285,735	$273,830	$282,884

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

The following table presents the fair value of assets (liabilities) measured on a recurring basis by level as of March 31, 2021 and December 31, 2020 (in thousands):

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Cash Flow Hedge - Interest Rate Swap - BMO (1)	$(965)	$—	$(965)	$—
Cash Flow Hedge - Interest Rate Swap - BMO (2)	$292	$—	$292	$—
Investment Securities	$35,408	$35,408	$—	$—
December 31, 2020
Cash Flow Hedge - Interest Rate Swap - BMO (1)	$(1,772)	$—	$(1,772)	$—
Cash Flow Hedge - Interest Rate Swap - BMO (2)	$(50)	$—	$(50)	$—
Cash Flow Hedge - Interest Rate Swap - Wells Fargo (3)	$(88)	$—	$(88)	$—
Investment Securities	$30,574	$30,574	$—	$—
(1)

Effective March 31, 2020, utilized interest rate swap to achieve fixed interest rate of 0.7325% plus the applicable spread on $100.0 million of the outstanding principal balance on the Credit Facility.

(2)

Effective March 10, 2021, the Company redesignated the interest rate swap utilized to achieve a fixed interest rate of 0.2200% plus the applicable spread on the $50.0 million of the outstanding principal balance under the Credit Facility to the Term Loan. The interest rate swap was entered into as of August 31, 2020.

(3)	Effective March 12, 2021, in connection with the payoff of the $23.2 million variable-rate mortgage loan secured by Wells Fargo Raleigh, the interest rate swap was terminated.

No assets were measured on a non-recurring basis as of March 31, 2021 or December 31, 2020.

NOTE 11. INTANGIBLE LEASE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	As of
	March 31, 2021	December 31, 2020
Intangible Lease Assets:
Value of In-Place Leases	$47,271	$44,558
Value of Above Market In-Place Leases	11,580	10,604
Value of Intangible Leasing Costs	14,313	13,285
Sub-total Intangible Lease Assets	73,164	68,447
Accumulated Amortization	(19,949)	(18,271)
Sub-total Intangible Lease Assets—Net	53,215	50,176
Intangible Lease Liabilities (included in accrued and other liabilities):
Value of Below Market In-Place Leases	(36,655)	(36,817)
Sub-total Intangible Lease Liabilities	(36,655)	(36,817)
Accumulated Amortization	13,259	12,654
Sub-total Intangible Lease Liabilities—Net	(23,396)	(24,163)
Total Intangible Assets and Liabilities—Net	$29,819	$26,013

During the three months ended March 31, 2021, the value of in-place leases increased by $2.7 million, the value of above-market in-place leases increased by $1.0 million, the value of intangible leasing costs increased by $1.0 million, and the value of below-market in-place leases increased by $0.2 million. Such increases reflect 2021 acquisitions, net of 2021 dispositions and the transference of one single-tenant income property transferred to held for sale as of March 31, 2021. Net accumulated amortization decreased by $1.1 million, for a net increase during the three months ended March 31, 2021 of $3.8 million.

As of March 31, 2021 and December 31, 2020, $19.3 million and $19.9 million, respectively, of the total below market in-place lease value is related to Wells Fargo Raleigh, which was acquired on November 18, 2015.

The following table reflects the net amortization of intangible assets and liabilities during the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Amortization Expense	$1,827	$1,881
Increase to Income Properties Revenue	(396)	(474)
Net Amortization of Intangible Assets and Liabilities	$1,431	$1,407

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Amount	Future Accretion to Income Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
Remainder of 2021	$5,678	$(1,152)	$4,526
2022	7,308	(1,612)	5,696
2023	7,167	(1,614)	5,553
2024	7,132	(1,529)	5,603
2025	5,160	(1,475)	3,685
2026 and thereafter	12,019	(7,263)	4,756
Total	$44,464	$(14,645)	$29,819

As of March 31, 2021, the weighted average amortization period of total intangible assets and liabilities was 8.5 years and 12.9 years, respectively.

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

During the three months ended March 31, 2021 and 2020 there were no impairment charges on the Company’s undeveloped land holdings, or its income property portfolio.

NOTE 13. OTHER ASSETS

Other assets consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	As of
	March 31, 2021	December 31, 2020
Income Property Tenant Receivables	$1,934	$2,330
Income Property Straight-line Rent Adjustment and COVID-19 Deferral Balance	5,076	4,686
Operating Leases - Right-of-Use Asset	218	246
Golf Rounds Surcharge	426	454
Cash Flow Hedge - Interest Rate Swap	292	—
Infrastructure Reimbursement Receivables	1,343	1,336
Prepaid Expenses, Deposits, and Other	1,642	1,693
Due from Alpine Income Property Trust, Inc.	638	666
Financing Costs, Net of Accumulated Amortization	658	769
Total Other Assets	$12,227	$12,180

Income Property Straight-Line Rent Adjustment. As of March 31, 2021 and December 31, 2020, the straight-line rent adjustment includes a balance of $0.8 million and $1.0 million, respectively, of deferred rent related to the COVID-19 Pandemic. Pursuant to the interpretive guidance issued by the FASB in April 2020 on lease modifications, for leases in which deferred rent agreements were reached, the Company has continued to account for the lease concessions by recognizing the normal straight-line rental income and as the deferred rents are repaid by the tenant, the straight-line receivable will be reduced.

Infrastructure Reimbursement Receivables. As of March 31, 2021 and December 31, 2020, the infrastructure reimbursement receivables were all related to the land sales within the Tomoka Town Center. The balance as of March 31, 2021 consisted of $0.9 million due from Tanger for infrastructure reimbursement to be repaid in six remaining annual installments of approximately $0.2 million each, net of a discount of $0.1 million, and $0.4 million due from Sam’s Club for infrastructure reimbursement to be repaid in four remaining annual installments of $0.1 million each, net of a discount of $0.04 million.

NOTE 14. EQUITY

MERGER

As a result of the Merger, as described in Note 1, “Description of Business”, the Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. Prior to the Merger, the Company’s CTO FL common stock had a par value of $1.00 per share. Accordingly, a $7.2 million adjustment to reduce common stock with a corresponding increase to additional paid-in capital was made during the three months ended March 31, 2021 and is reflected in the accompanying consolidated statements of stockholders’ equity.

Additionally, as a result of the Merger and pursuant to Maryland state law, the Company’s treasury stock ceased to be outstanding and was returned to unissued status. Accordingly, a $77.5 million adjustment to eliminate treasury stock with a corresponding decrease to additional paid-in capital was made during the three months ended March 31, 2021 and is reflected in the accompanying consolidated statements of stockholders’ equity.

SHELF REGISTRATION

On April 1, 2021, the Company filed a shelf registration statement on Form S-3, relating to the registration and potential issuance of its common stock, preferred stock, debt securities, warrants, rights, and units with a maximum aggregate offering price of up to $350.0 million. The Securities and Exchange Commission declared the Form S-3 effective on April 19, 2021.

DIVIDENDS

 The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under the Code commencing with its taxable year ended December 31, 2020. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the Company. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the three months ended March 31, 2021, the Company declared and paid cash dividends on its common stock and OP Units of $1.00 per share. See Note 26, “Subsequent Events” for disclosure related to the second quarter 2021 dividend.

NOTE 15. COMMON STOCK AND EARNINGS (LOSS) PER SHARE

Basic earnings per common share is computed by dividing net income (loss) during the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is based on the assumption of the conversion of stock options and vesting of restricted stock at the beginning of each period using the treasury stock method at average cost for the periods.

The following is a reconciliation of basic and diluted earnings per common share for each of the periods presented (in thousands, except share and per share data):

	Three Months Ended
	March 31, 2021	March 31, 2020
Income Available to Common Stockholders:
Net Income (Loss)	$7,785	$(12,262)

Weighted Average Shares Outstanding	5,879,085	4,711,396
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	—	—
Total Shares Applicable to Diluted Earnings Per Share	5,879,085	4,711,396

Per Share Information:
Basic Net Income (Loss) per Share	$1.32	$(2.60)
Diluted Net Income (Loss) per Share	$1.32	$(2.60)

There were no potentially dilutive securities for three months ended March 31, 2021 or 2020. The effect of 19,490 and 14,402 potentially dilutive securities were not included for the three months ended March 31, 2021 and 2020, respectively, as the effect would be anti-dilutive.

The Company intends to settle its 3.875% Convertible Senior Notes due 2025 (the “Convertible Notes”) in cash upon conversion with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Convertible Notes will be included in our calculation of diluted net income (loss) per share using the treasury stock method. As such, the Convertible Notes have no impact on diluted net income (loss) per share until the price of our common stock exceeds the current conversion price of $53.91. The average price of our common stock during the three months ended March 31, 2021 did not exceed the conversion price which resulted in no additional diluted outstanding shares.

NOTE 16. SHARE REPURCHASES

In February 2020, the Company’s Board approved a $10.0 million stock repurchase program (the “$10.0 Million Repurchase Program”). During the year ended December 31, 2020, the Company repurchased 88,565 shares of its common stock on the open market for a total cost of $4.1 million, or an average price per share of $46.29, of which 83,298 shares were purchased during the three months ended March 31, 2020 for a total cost of $3.9 million, or at an average price per share of $47.00. The shares of the Company’s common stock repurchased during the year ended December 31, 2020 were returned to the Company’s treasury. The $10.0 Million Repurchase Program does not have an expiration date.

As a result of the Merger and pursuant to Maryland state law, the Company’s treasury stock ceased to be outstanding and was returned to unissued status. Accordingly, a $77.5 million adjustment to eliminate treasury stock with a corresponding decrease to additional paid-in capital was made during the three months ended March 31, 2021 and is reflected in the accompanying consolidated statements of stockholders’ equity.

NOTE 17. LONG-TERM DEBT

Our consolidated indebtedness as of March 31, 2021 was $287.3 million. This consolidated indebtedness was comprised of (i) $62.5 million principal amount of 2025 Notes, (ii) $30.0 in mortgage loans on various properties, and (iii) $194.8 million outstanding under our Credit Facility, inclusive of the $50.0 million Term Loan balance.

Long-term debt, at face value, totaled $287.3 million at March 31, 2021, representing an increase of $6.8 million from the balance of $280.5 million at December 31, 2020. The $6.8 million increase in the long-term debt was related to the net impact of (i) origination of the $50.0 million Term Loan under the Company’s Credit Facility, (ii) payoff of the $23.2 million variable-rate mortgage note payable originated with Wells Fargo, and (iii) net repayments on the Credit Facility totaling $20.0 million. In connection with the payoff of the variable-rate mortgage note payable originated with Wells Fargo, the Wells Interest Rate Swap was terminated on March 12, 2021.

As of March 31, 2021, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face	Maturity	Interest
	Value Debt	Date	Rate
Credit Facility (1)	$144,845	May 2023	30-day LIBOR plus [1.35% - 1.95%]
Term Loan (2)	50,000	March 2026	0.22% plus [1.35% - 1.95%]
Mortgage Note Payable (originated with Wells Fargo) (3)	30,000	October 2034	4.330%
3.875% Convertible Senior Notes due 2025	62,468	April 2025	3.875%
Total Long-Term Face Value Debt	$287,313

(1)      Effective March 31, 2020, utilized interest rate swap to achieve fixed interest rate of 0.7325% plus the applicable spread on $100.0 million of the outstanding principal balance.

(2)

Effective March 10, 2021, the Company redesignated the interest rate swap utilized to achieve a fixed interest rate of 0.2200% plus the applicable spread on the $50.0 million of the outstanding principal balance under the Credit Facility to the Term Loan. The interest rate swap was entered into as of August 31, 2020.

(3)

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

Credit Facility. The Credit Facility, with Bank of Montreal (“BMO”) as the administrative agent for the lenders thereunder, is unsecured with regard to our income property portfolio but is guaranteed by certain wholly owned subsidiaries of the Company. The Credit Facility bank group is led by BMO and also includes Truist Bank and Wells Fargo. On September 7, 2017, the Company executed the second amendment and restatement of the Credit Facility (the “2017 Amended Credit Facility”). As a result of the 2021 Revolver Amendment, as defined below, The Huntington National Bank has been added as a lender to the Company’s Credit Facility and Term Loan.

On May 24, 2019, the Company executed the second amendment to the 2017 Amended Credit Facility (the “May 2019 Revolver Amendment”). As a result of the May 2019 Revolver Amendment, the Credit Facility had a total borrowing capacity of $200.0 million with the ability to increase that capacity up to $300.0 million during the term, subject to lender approval. The Credit Facility provides the lenders with a security interest in the equity of the Company subsidiaries that own the properties included in the borrowing base. The indebtedness outstanding under the Credit Facility accrues interest at a rate ranging from the 30-day LIBOR plus 135 basis points to the 30-day LIBOR plus 195 basis points based on the total balance outstanding under the Credit Facility as a percentage of the total asset value of the Company, as defined in the 2017 Amended Credit Facility, as amended by the May 2019 Revolver Amendment. The Credit Facility also accrues a fee of 15 to 25 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity. Pursuant to the May 2019 Revolver Amendment, the Credit Facility matures on May 24, 2023, with the ability to extend the term for 1 year.

On November 26, 2019, the Company entered into the third amendment to the 2017 Amended Credit Facility (the “November 2019 Revolver Amendment”), which further amends the 2017 Amended Credit Facility. The November 2019 Revolver Amendment included, among other things, an adjustment of certain financial maintenance covenants, including a temporary reduction of the minimum fixed charge coverage ratio to allow the Company to redeploy the proceeds received from the sale of certain income properties to PINE,  and an increase in the maximum amount the Company may invest in stock and stock equivalents of real estate investment trusts to allow the Company to invest in the common stock and OP Units.

On July 1, 2020, the Company entered into the fourth amendment to the 2017 Amended Credit Facility (the “July 2020 Revolver Amendment”) whereby the tangible net worth covenant was adjusted to be more reflective of market terms. The July 2020 Revolver Amendment was effective as of March 31, 2020.

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

On March 10, 2021, the Company entered into the sixth amendment to the 2017 Amended Credit Facility (the “2021 Revolver Amendment”). The 2021 Revolver Amendment included, among other things, (i) increase of the revolving credit commitment from $200.0 million to $210.0 million (ii) addition of the Term Loan in the aggregate amount of $50.0 million, (iii) updates to certain financing rate provisions provided therein, and (iv) joinder of The Huntington National Bank as a Term Loan lender and Credit Facility lender. The 2021 Revolver Amendment also includes accordion options that allow the Company to request additional Term Loan lender commitments up to a total of $150.0 million and additional Credit Facility lender commitments up to a total of $300.0 million.

At March 31, 2021, the current commitment level under the Credit Facility was $210.0 million. The available borrowing capacity under the Credit Facility was $52.9 million, based on the level of borrowing base assets. As of March 31, 2021, the Credit Facility had a $144.8 million balance outstanding. See Note 1, “Description of Business” for a discussion of the potential impact on borrowing base availability due to the COVID-19 Pandemic.

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

Mortgage Notes Payable. In addition to the Credit Facility, as of March 31, 2021, the Company has one non-recourse first mortgage loan originated with Wells Fargo, as noted in the table above. On March 12, 2021, the Company repaid its $23.2 million variable-rate mortgage note payable originated with Wells Fargo and terminated the associated rate swap utilized to achieve a fixed interest rate of 3.17%.

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

During the year ended December 31, 2020, the Company repurchased $12.5 million aggregate principal amount of 2025 Notes at an approximate $2.6 million discount, resulting in a gain on the extinguishment of debt of $1.1 million. All such repurchases were made during the first and second quarter of 2020. Following the repurchase of the 2025 Notes, $62.5 million aggregate principal amount of the 2025 Notes remains outstanding at March 31, 2021.

The 2025 Notes represent senior unsecured obligations of the Company and pay interest semi-annually in arrears on each April 15th and October 15th, commencing on April 15, 2020, at a rate of 3.875% per annum. The 2025 Notes mature on April 15, 2025 and may not be redeemed by the Company prior to the maturity date. The conversion rate for the 2025 Notes was initially 12.7910 shares of the Company’s common stock per $1,000 of principal of the 2025 Notes (equivalent to an initial conversion price of $78.18 per share of the Company’s common stock). The initial conversion price of the 2025 Notes represented a premium of 20% to the $65.15 closing sale price of the Company’s common stock on the NYSE American on January 29, 2020. If the Company’s Board increases the quarterly dividend above the $0.13 per share in place at issuance, the conversion rate is adjusted with each such increase in the quarterly dividend amount. After the first quarter 2021 dividend, the conversion rate is equal to 18.5501 shares of common stock for each $1,000 principal amount of 2025 Notes, which represents an adjusted conversion price of $53.91 per share of common stock. At the maturity date, the 2025 Notes are convertible into cash, common stock or a combination thereof, subject to various conditions, at the Company’s option. Should certain corporate transactions or events occur prior to the stated maturity date, the Company will increase the conversion rate for a holder that elects to convert its 2025 Notes in connection with such corporate transaction or event.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their 2025 Notes for conversion prior to January 15, 2025 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of 2025 Notes, or specified corporate events including a change in control of the Company. The Company may not redeem the 2025 Notes prior to the stated maturity date and no sinking fund is provided for the 2025 Notes. The 2025 Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the 2025 Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with U.S. GAAP, the 2025 Notes were accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the 2025 Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the 2025 Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. As of March 31, 2021, the unamortized debt discount of our 2025 Notes was $5.9 million.

Long-term debt consisted of the following (in thousands):

	March 31, 2021		December 31, 2020
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$144,845	$—	$164,845	$—
Term Loan	50,000	—	—	—
Mortgage Note Payable (originated with Wells Fargo)	30,000	—	30,000	—
Mortgage Note Payable (originated with Wells Fargo)	—	—	23,183	23,183
3.875% Convertible Senior Notes, net of discount	56,606	—	56,296	—
Financing Costs, net of accumulated amortization	(1,203)		(494)	—
Total Long-Term Debt	$280,248	$—	$273,830	$23,183

Payments applicable to reduction of principal amounts as of March 31, 2021 will be required as follows (in thousands):

As of March 31, 2021	Amount
Remainder of 2021	$—
2022	—
2023	144,845
2024	—
2025	62,468
2026 and thereafter	80,000
Total Long-Term Debt - Face Value	$287,313

The carrying value of long-term debt as of March 31, 2021 consisted of the following (in thousands):

Total
Current Face Amount	$287,313
Unamortized Discount on Convertible Debt	(5,862)
Financing Costs, net of accumulated amortization	(1,203)
Total Long-Term Debt	$280,248

In addition to the $1.2 million of financing costs, net of accumulated amortization included in the table above, as of March 31, 2021, the Company also had financing costs, net of accumulated amortization related to the Credit Facility of $0.7 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the Company’s accompanying consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Interest Expense	$1,969	$2,799
Amortization of Deferred Financing Costs	165	150
Amortization of Discount on Convertible Notes	310	504
Total Interest Expense	$2,444	$3,453

Total Interest Paid	$1,395	$3,140

The Company was in compliance with all of its debt covenants as of March 31, 2021 and December 31, 2020.

NOTE 18. INTEREST RATE SWAPS

During April 2016, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the $25.0 million mortgage note payable. During the period from January 1, 2021 through termination on March 12, 2021, the interest rate swap agreement was 100% effective. The interest rate swap fixed the variable rate debt on the notional amount of related debt of $23.2 million to a rate of 3.17%.

During March 2020, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for $100.0 million of the outstanding balance on the Credit Facility. During the three months ended March 31, 2021, the interest rate swap agreement was 100% effective. Accordingly, the change in fair value on the interest rate swap has been classified in accumulated other comprehensive income (loss). As of March 31, 2021, the fair value of our interest rate swap agreement, which was a loss of $1.0 million, was included in accrued and other liabilities on the consolidated balance sheets. The interest rate swap was effective on March 31, 2020 and matures on March 29, 2024. The interest rate swap fixed the variable rate debt on the notional amount of related debt of $100.0 million to a rate of 0.73250% plus the applicable spread.

During August 2020, the Company entered into a separate interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for $50.0 million of the outstanding balance on the Credit Facility. Effective March 10, 2021, the rate swap that previously hedged $50.0 million of the outstanding Credit Facility balance was redesignated to the $50.0 million Term Loan. During the three months ended March 31, 2021, the interest rate swap agreement was 100% effective. Accordingly, the change in fair value on the interest rate swap has been classified in accumulated other comprehensive income (loss). As of March 31, 2021, the fair value of our interest rate swap agreement, which was a gain of $0.3 million, was included in other assets on the consolidated balance sheets. The interest rate swap was effective on August 31, 2020 and matures on March 29, 2024. The interest rate swap fixed the variable rate debt on the notional amount of related debt of $50.0 million to a rate of 0.22000% plus the applicable spread.

NOTE 19. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following (in thousands):

	As of
	March 31, 2021	December 31, 2020
Accrued Property Taxes	$1,757	$945
Reserve for Tenant Improvements	382	1,353
Accrued Construction Costs	484	1,783
Accrued Interest	1,176	602
Environmental Reserve	106	106
Cash Flow Hedge - Interest Rate Swap	965	1,910
Operating Leases - Liability	217	245
Other	1,955	2,146
Total Accrued and Other Liabilities	$7,042	$9,090

Reserve for Tenant Improvements. In connection with the acquisition of Ashford Lane in Atlanta, Georgia on February 21, 2020, the Company received $0.5 million from the seller of the property for tenant improvement allowances and leasing commissions for multiple tenants. This amount was included in accrued and other liabilities on the consolidated balance sheets. Through the period ended March 31, 2021, payments totaling $0.4 million were made, leaving a remaining commitment of $0.1 million.

In connection with the acquisition of the Crossroads Towne Center property in Chandler, Arizona on January 24, 2020, the Company received $1.3 million from the seller of the property for tenant improvement allowances and leasing commissions for two tenants. This amount was included in accrued and other liabilities on the consolidated balance sheets. Through the period ended March 31, 2021, payments totaling $1.3 million were made, leaving no remaining commitment.

Accrued Construction Costs. During the year ended December 31, 2020, the Company approved the funding of $1.6 million in capital improvements for building automation systems at the property located in Raleigh, NC leased to Wells Fargo. Wells Fargo completed the capital improvements during the three months ended December 31, 2020 and accordingly, $1.6 million was accrued and committed as of December 31, 2020. The Company funded the payment of $1.6 million to Wells Fargo during the three months ended March 31, 2021 leaving no remaining commitment.

Environmental Reserve. During the year ended December 31, 2014, the Company accrued an environmental reserve of $0.1 million in connection with an estimate of additional costs required to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida, on which environmental remediation work had previously been performed. The Company engaged legal counsel who, in turn, engaged environmental engineers to review the site and the prior monitoring test results. During the year ended December 31, 2015, their review was completed, and the Company made an additional accrual of $0.5 million, representing the low end of the range of possible costs estimated by the engineers to be between $0.5 million and $1.0 million to resolve this matter subject to the approval of the state department of environmental protection (the “FDEP”). The FDEP issued a Remedial Action Plan Modification Approval Order (the “FDEP Approval”) in August 2016 which supports the approximate $0.5 million accrual made in 2015. The Company is implementing the remediation plan pursuant to the FDEP Approval. During the fourth quarter of 2017, the Company made an additional accrual of less than $0.1 million for the second year of monitoring as the low end of the original range of estimated costs was increased for the amount of monitoring now anticipated. Since the total accrual of $0.7 million was made, $0.6 million in costs have been incurred through March 31, 2021, leaving a remaining accrual of $0.1 million.

Operating Leases – Liability. The Company implemented FASB ASC Topic 842, Leases, effective January 1, 2019, resulting in a cumulative effect adjustment to increase right-of-use assets and related liabilities for operating leases for which the Company is the lessee.

NOTE 20. DEFERRED REVENUE

Deferred revenue consisted of the following (in thousands):

	As of
	March 31, 2021	December 31, 2020
Prepaid Rent	$2,661	$2,684
Tenant Contributions	613	625
Other Deferred Revenue	189	10
Total Deferred Revenue	$3,463	$3,319

Tenant Contributions. In connection with the construction of the Company’s beachfront restaurant formerly leased to Cocina 214 in Daytona Beach, Florida, pursuant to the lease agreement, the tenant contributed $1.9 million towards the completion of the building and tenant improvements through direct payments to various third-party construction vendors. The tenant contribution is being recognized ratably over the remaining term of the lease into income property rental revenue. As a result of the lease termination agreement, entered into on July 16, 2019 by the Company and Cocina 214, the balance of the tenant contribution liability was reduced by $1.0 million, leaving a balance of $0.7 million to be recognized into income property rental revenue ratably over the remaining term of the original Cocina 214 lease. A total of $0.1 million was recognized into income property rental revenue through March 31, 2021, leaving a balance of $0.6 million to be recognized over the remaining term of the lease.

NOTE 21. STOCK-BASED COMPENSATION

SUMMARY OF STOCK-BASED COMPENSATION

A summary of share activity for all equity classified stock compensation during the three months ended March 31, 2021, is presented below:

Type of Award	Shares Outstanding at 1/1/2021	Granted Shares	Vested / Exercised Shares	Expired Shares	Forfeited Shares	Shares Outstanding at 3/31/2021
Equity Classified - Performance Share Awards - Peer Group Market Condition Vesting	55,851	48,134	(17,418)	—	—	86,567
Equity Classified - Market Condition Restricted Shares - Stock Price Vesting	22,000	—	—	(22,000)	—	—
Equity Classified - Three Year Vest Restricted Shares	38,479	43,050	(21,220)	—	—	60,309
Equity Classified - Non-Qualified Stock Option Awards	80,000	20,332	(43,624)	—	—	56,708
Total Shares	196,330	111,516	(82,262)	(22,000)	—	203,584

As contemplated under the terms of the Second Amended and Restated 2010 Equity Incentive Plan (together with its predecessor plan, the “2010 Plan”), on January 20, 2021, in order to address the dilutive effect of the stock component of the special distribution that was paid to the Company’s stockholders on December 21, 2020 in connection with the Company’s REIT conversion, the Board’s Compensation Committee made an equitable adjustment (the “Equitable Adjustment”) to certain of  the awards outstanding as of December 31, 2020. Accordingly, during the three months ended March 31, 2021, the number of granted shares (111,516) includes 46,237 shares attributable to the Equitable Adjustment.

Amounts recognized in the financial statements for stock options, stock appreciation rights, and restricted stock are as follows (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Total Cost of Share-Based Plans Charged Against Income Before Tax Effect	$958	$819

Income Tax Expense Recognized in Income	$—	$204

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

EQUITY-CLASSIFIED STOCK COMPENSATION

Performance Share Awards – Peer Group Market Condition Vesting

Performance shares have been granted to certain employees under the 2010 Plan. The performance share awards entitle the recipient to receive, upon the vesting thereof, shares of common stock of the Company equal to between 0% and 150% of the number of performance shares awarded. The number of shares of common stock ultimately received by the award recipient is determined based on the Company’s total stockholder return as compared to the total stockholder return of a certain peer group during a three-year performance period. The Company granted a total of 48,134 performance shares during the three months ended March 31, 2021, of which 15,988 were attributable to the Equitable Adjustment.

During the three months ended March 31, 2021, pursuant to the calculation of the vesting criteria for the three-year performance period ended December 31, 2020, as performed by an independent third party, the grantees of performance shares received an aggregate of 15,197 shares of Company common stock related to the 17,418 shares outstanding as of January 20, 2021, post Equitable Adjustment, as the actual vesting percentage achieved  during the relevant three-year performance period was 87.2%.

During the three months ended March 31, 2020, pursuant to the calculation of the vesting criteria for the three-year performance period ended December 31, 2019, as performed by an independent third party, the grantees of performance shares received an aggregate of 14,214 shares of Company common stock related to the 12,635 shares outstanding as of January 1, 2020 as the actual vesting percentage achieved during the relevant three-year performance period was 112.5%.

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

As of March 31, 2021, there was $2.5 million of unrecognized compensation cost, adjusted for estimated 2.1 years.

A summary of activity during the three months ended March 31, 2021 is presented below:

Performance Shares with Market Conditions	Shares	Wtd. Avg. Fair Value
Outstanding at January 1, 2021	55,851	$63.44
Granted	48,134	$32.04
Vested	(17,418)	$58.30
Expired	—	—
Forfeited	—	—
Outstanding at March 31, 2021	86,567	$47.01

Market Condition Restricted Shares– Stock Price Vesting

Restricted Company common stock has been granted to certain employees under the 2010 Plan. The restricted Company common stock outstanding from these grants vest in increments based upon the price per share of the Company common stock during the term of employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing thirty-day average closing prices. Effective January 28, 2021, the 22,000 shares outstanding, consisting of 18,000 shares with a $70 per share price vesting criteria and 4,000 shares with a $75 per share price vesting criteria, expired prior to vesting.

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

As of March 31, 2021, there is no unrecognized compensation cost related to market condition restricted stock.

A summary of the activity for these awards during the three months ended March 31, 2021 is presented below:

Market Condition Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value
Outstanding at January 1, 2021	22,000	$41.71
Granted	—	—
Vested	—	—
Expired	(22,000)	$41.71
Forfeited	—	—
Outstanding at March 31, 2021	—	—

Three Year Vest Restricted Shares

Restricted shares have been granted to certain employees under the 2010 Plan. One-third of the restricted shares will vest on each of the first, second, and third anniversaries of January 28 of the applicable year provided the grantee is an employee of the Company on those dates. In addition, any unvested portion of the restricted shares will vest upon a change in control. The Company granted a total of 43,050 shares of three-year restricted Company common stock during the three months ended March 31, 2021, of which 9,917 were attributable to the Equitable Adjustment.

The Company’s determination of the fair value of the three-year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date, less the present value of expected dividends during the vesting period. Compensation cost is recognized on a straight-line basis over the vesting period.

As of March 31, 2021, there was $2.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three-year vest non-vested restricted shares, which will be recognized over a remaining weighted average period of 2.3 years.

A summary of activity for these awards three months ended March 31, 2021 is presented below:

Three Year Vest Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value Per Share
Outstanding at January 1, 2021	38,479	$57.82
Granted	43,050	$35.47
Vested	(21,220)	$48.55
Expired	—	—
Forfeited	—	—
Outstanding at March 31, 2021	60,309	$45.13

Non-Qualified Stock Option Awards

On October 22, 2014, the Company granted to Mr. Smith an option to purchase 10,000 shares of the Company’s common stock under the 2010 Plan, with an exercise price of $50.00. Effective January 20, 2021, as a result of the Equitable Adjustment, the number of shares covered by the option was increased to 12,541 and the exercise price was  adjusted to $39.87. The option vested for one-third of the shares on each of the first, second, and third anniversaries of the grant date. The option expires on the earliest of: (a) the tenth anniversary of the grant date; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability. During the three months ended March 31, 2021, the option was exercised on 3,541 shares, leaving 9,000 outstanding as of March 31, 2021.

On February 9, 2015, the Company granted to Mr. Albright an option to purchase 20,000 shares of the Company’s common stock under the 2010 Plan, with an exercise price of $57.50. Effective January 20, 2021, as a result of the Equitable Adjustment, the number of shares covered by the option was increased to 25,083 and the exercise price was adjusted to $45.85. The option vested on January 28, 2016. The option expires on the earliest of: (a) January 28, 2025; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability. During the three months ended March 31, 2021, the option was exercised on 25,083 shares, leaving none outstanding as of March 31, 2021.

On May 20, 2015, the Company granted to Mr. Albright an option to purchase 40,000 shares of the Company’s common stock under the 2010 Plan, with an exercise price of $55.62. On February 26, 2016, this option was surrendered and an option to purchase 40,000 shares was granted on February 26, 2016, with identical terms. Effective January 20, 2021, as a result of the Equitable Adjustment, the number of shares covered by the option was increased to 50,167 and the exercise price was adjusted to $44.35. The option vested for one-third of the shares immediately when granted, and the option for the remaining two-thirds of the shares vested one-third each on January 28, 2017 and January 28, 2018. The option expires on the earliest of: (a) January 28, 2025; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability. During the three months ended March 31, 2021, the option was exercised on 15,000 shares, leaving 35,167 outstanding as of March 31, 2021.

On June 29, 2015, the Company granted to an officer of the Company an option to purchase 10,000 shares of the Company’s common stock under the 2010 Plan, with an exercise price of $57.54. Effective January 20, 2021, as a result of the Equitable Adjustment, the number of shares covered by the option was increased to 12,541 and the exercise price was adjusted to $45.88. The option vested for one-third of the shares on each of the first, second, and third anniversaries of the grant date. The option expires on the earliest of: (a) June 29, 2025; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability.

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

A summary of the activity for these awards during the three months ended March 31, 2021 is presented below:

Non-Qualified Stock Option Awards	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	80,000	$55.63
Granted	20,332	—
Exercised	(43,624)	$44.85
Expired	—	—
Forfeited	—	—
Outstanding at March 31, 2021	56,708	$43.98	4.07	$455,516
Exercisable at January 1, 2021	80,000	$55.63	4.26	—
Exercisable at March 31, 2021	56,708	$43.98	4.07	$455,516

The total intrinsic value of options exercised during the three months ended March 31, 2021 totaled $0.5 million. As of March 31, 2021, there is no unrecognized compensation cost related to non-qualified, non-vested stock option awards.

NON-EMPLOYEE DIRECTOR STOCK COMPENSATION

Each member of the Company’s Board of Directors has the option to receive his or her annual retainer and meeting fees in shares of Company common stock rather than cash. The number of shares awarded to the directors making such election is calculated quarterly by dividing (i) the sum of (A) the amount of the quarterly retainer payment due to such director plus (B) meeting fees earned by such director during the quarter, by (ii) the closing price of the Company’s common stock on the last business day of the quarter for which such payment applied, rounded down to the nearest whole number of shares.

Commencing in 2019, each non-employee director serving as of the beginning of each calendar year shall receive an annual award of the Company’s common stock valued at $20,000 for the years ended December 31, 2019 and 2020 and $35,000 for the year ended December 31, 2021 (the “Annual Award”). The number of shares awarded is calculated based on the trailing 20-day average price of the Company’s common stock as of the date two business days prior to the date of the award, rounded down to the nearest whole number of shares. Commencing in 2021, non-employee directors will no longer receive meeting fees, but will receive additional retainers for service on Board committees, as set forth in the Company’s Non-Employee Director Compensation Policy available on the Company’s website (www.ctoreit.com).

During the three months ended March 31, 2021 and 2020, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.3 million or 6,788 shares, and $0.2 million, or 3,861 shares, respectively. The expense recognized during the three months ended March 31, 2021 and 2020 includes the Annual Award received during the first quarter of each respective year which totaled $0.2 million and $0.1 million, respectively.

NOTE 22. INCOME TAXES

The Company intends to elect to be taxed as a REIT for U.S. federal income tax purposes under the Code commencing with its taxable year ended on December 31, 2020, upon filing of its tax return for such taxable year. The Company believes that, commencing with such taxable year, it has been organized and has operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws. The Company intends to continue to operate in such a manner. As a REIT, the Company will be subject to U.S. federal and state income taxation at corporate rates on its net taxable income; the Company, however, may claim a deduction for the amount of dividends paid to its stockholders. Amounts distributed as dividends by the Company will be subject to taxation at the stockholder level only. While the Company must distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to qualify as a REIT, the Company intends to distribute all of its net taxable income. The Company is allowed certain other non-cash deductions or adjustments, such as depreciation expense, when computing its REIT taxable income and distribution requirement. These deductions permit the Company to reduce its dividend payout requirement under U.S. federal income tax laws. Certain states may impose minimum franchise taxes. To comply with certain REIT requirements, the Company holds certain of its non-REIT assets and operations through TRS and subsidiaries of TRSs, which will be subject to applicable U.S. federal, state and local corporate income tax on their taxable income. For the periods presented, the Company held a total of five TRSs subject to taxation. The Company’s TRSs will file separately as C-Corporations.

As a result of the Company’s election to be taxed as a REIT, during the year ended December 31, 2020, a $82.5 million deferred tax benefit was recorded to de-recognize the deferred tax assets and liabilities associated with the entities included in the REIT. A significant portion of the deferred tax benefit recognized relates to the de-recognition of deferred tax liabilities resulting from Internal Revenue Code Section 1031 like-kind exchanges (“1031 Exchanges”). The Company will be subject to corporate income taxes related to assets held by it that are sold during the 5-year period following the date of conversion to the extent such sold assets had a built-in gain as of January 1, 2020. The Company generally does not intend to dispose of any REIT assets after the REIT conversion within the 5-year period, unless various tax planning strategies, including 1031 Exchanges or other deferred tax structures are available to mitigate the built-in gain tax liability of conversion.

NOTE 23. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Harris Teeter. On November 21, 2011, the Company, Indigo Mallard Creek LLC and Indigo Development LLC, as owners of the property leased to Harris Teeter, Inc. (“Harris Teeter”) in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving this property. The proposed road modifications would impact access to the property but, in the Company’s view, did not provide a basis for Harris Teeter to terminate its lease. Regardless, in January 2013, the North Carolina Department of Transportation (“NCDOT”) agreed to redesign the road modifications in several respects. As redesigned, the project changed a signalized all-access point to an unsignalized access point, which permits all ingress and right-out egress. The modification to the other existing vehicular access point  to a right-in/right-out access, was not altered, however, a third vehicular access point was added to the redesigned project. Harris Teeter has expressed satisfaction with the redesigned project and indicated that it will not attempt to terminate its lease as a result of the road modifications. The redesigned project was completed in late 2020. The condemnation case had been placed in administrative closure pending completion of the project.  Now that the project has been completed, the Company expects that the stay of condemnation action will be lifted and, if requested by the parties, the trial and mediation may be scheduled and proceed. The Company retained local counsel to engage experts to assist in evaluating its claim for diminution in value of the property. In the first quarter 2021, the Company, through counsel, consulted with an appraiser who opined that the property had not been damaged beyond what the NCDOT had initially offered ($101,150) and that any additional delay damages for the length of time for the work to be completed would be nominal. The Company directed counsel to reopen the case for the purpose of filing a consent order for obtaining the proceeds. Any proceedings regarding this matter would likely not be scheduled until late 2021 or early 2022.

Buc-ee’s. On March 31, 2021, the Company and its wholly-owned subsidiary, Indigo Development LLC, a Florida limited liability company (collectively, “CTO”) filed a Complaint for Declaratory Relief in the Circuit Court, Seventh Judicial Circuit, in and for Volusia County, Florida (Case No. 2021-30415-CICI) against Buc-ee’s Ltd., a Texas limited partnership (“Buc-ee’s”), in connection with a dispute over funds deposited in escrow by CTO in the amount of $0.8 million (the “Escrowed Funds”). The Escrowed Funds were deposited simultaneously with CTO’s sale to Buc-ee’s in March 2018 of 35 acres of real property located in Daytona Beach, Volusia County, Florida (the “Buc-ee’s Parcel”). Pursuant to a post-closing escrow agreement between CTO and Buc-ee’s, the Escrowed Funds were to be released to CTO once CTO had obtained certain wetlands-related permits for the benefit of a portion of the Buc-ee’s Parcel. CTO was ultimately successful in obtaining the permits, although the permits were issued later than originally contemplated by the escrow agreement. Buc-ee’s was aware of and acquiesced to CTO’s continuing efforts and expenditures in obtaining the permits, including after the date originally contemplated in the escrow agreement; however, not until after the permits were issued did Buc-ee’s inform CTO that Buc-ee’s would not  agree to release the Escrowed Funds to CTO. CTO’s complaint seeks a declaratory judgment determining the parties’ entitlement to the Escrowed Funds and to reimburse CTO for its costs associated with seeking legal relief.

Contractual Commitments – Expenditures

The following commitment as of March 31, 2021 relates to the Company’s multi-tenant income property acquisition completed during the first quarter of 2020:

●	In connection with the acquisition of Ashford Lane in Atlanta, Georgia on February 21, 2020, the Company received $0.5 million from the seller of the property for tenant improvement allowances and leasing commissions for multiple tenants. This amount was included in accrued and other liabilities on the consolidated balance sheets. Through the period ended March 31, 2021, payments totaling $0.4 million were made, leaving a remaining commitment of $0.1 million. Additionally, as of March 31, 2021, the Company is obligated to fund $1.9 million of tenant improvement and leasing commissions on new and amended leases entered into subsequent to acquisition. Lastly, in connection with the rebranding of this property, the Company has executed $0.3 million in architectural and civil engineering agreements which is committed as of March 31, 2021, for an aggregate of $2.3 million in commitments on this property as of March 31, 2021.

The following are commitments as of March 31, 2021 pursuant to agreements executed related to the Company’s income property portfolio and undeveloped land holdings:

●	During the three months ended March 31, 2021, the Company executed an agreement for the replacement of cooling towers in the amount of $0.9 million at the property located in Raleigh, NC leased to Wells Fargo. Through March 31, 2021, payments totaling $0.4 million were made, leaving a remaining commitment of $0.5 million.
●	During the year ended December 31, 2020, the Company entered into a lease amendment which includes $1.1 million of tenant improvement allowances at the property located in Daytona Beach, Florida leased to Crabby’s. Pursuant to the lease amendment, the tenant will expand their existing operations onto an adjacent piece of land currently owned by the Company, of which construction is scheduled to be completed over a one-year time period. The commitment as of March 31, 2021 totals $1.1 million.
●	During the year ended December 31, 2020, the Company entered into a lease amendment which includes tenant improvements at the property located in Falls Church, Virginia leased to 24 Hour Fitness in the amount of $0.4 million which is committed as of March 31, 2021.

Off-Balance Sheet Arrangements

The Operating Agreement of the Mitigation Bank JV executed in conjunction with the mitigation bank transaction stipulates that the Company shall arrange for sales of the Mitigation Bank JV’s mitigation credits to unrelated third parties totaling no less than $6.0 million of revenue to the Mitigation Bank JV, net of commissions, by the end of 2020, utilizing the Minimum Sales Requirement. The Operating Agreement stipulates that if the Minimum Sales Requirement is not achieved, then BlackRock has the right, but is not required, to cause the Company to purchase the number of mitigation credits necessary to reach the Minimum Sales Guarantee. During the first quarter of 2021, the Company had active discussions with BlackRock regarding the Minimum Sales Guarantee. Based on those discussions, the Company currently anticipates that the Minimum Sales Guarantee payment would be paid to BlackRock in the latter half of 2021. The Company is also in discussion with BlackRock regarding the Company’s potential buyout of BlackRock’s position in the Mitigation Bank JV, the timing of which could occur in the latter half of 2021. There can be no assurances regarding the likelihood, timing, or final terms of such potential buyout.

During June 2018, upon closing the Mitigation Bank JV, the Company estimated the fair value of the Minimum Sales Guarantee at $0.1 million which was recorded as a reduction in the gain on the transaction and is included in accrued and other liabilities in the Company’s consolidated balance sheet. As of March 31, 2021, the Company considers the $0.1 million reasonable as upon payment of the Minimum Sales Guarantee, the Company will obtain mitigation credits, or the right to such credits, which would be recorded as an asset at the time of payment.

Other Matters

During the first quarter of 2017, the Company completed the sale of 1,581 acres of land to Minto Communities LLC which acreage represents a portion of the Company’s remaining $0.4 million obligation. Accordingly, the Company deposited $0.4 million of cash in escrow to secure performance on the obligation. The funds in escrow can be drawn upon completion of certain milestones including completion of restoration and annual required monitoring. The first three  milestones were achieved as of December 31, 2020, resulting in $0.3 million in refunds from escrow, leaving an escrow balance of $0.1 million as of December 31, 2020. The final milestone related to the completion of the third-year maintenance and monitoring was achieved during the first quarter of 2021 and the remaining $0.1 million of the escrow was refunded as of March 31, 2021.

NOTE 24. BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, management services, commercial loan and master lease investments, and real estate operations. Our income property operations consist primarily of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 84.1% and 80.0% of our identifiable assets as of March 31, 2021 and December 31, 2020, respectively, and 77.8% and 85.7% of our consolidated revenues for the three months ended March 31, 2021 and 2020, respectively. Our management fee income consists of the management fees earned for the management of PINE and the Land JV. As of March 31, 2021, our commercial loan and master lease investments portfolio consisted of one commercial loan investment and two commercial properties whose leases are classified as commercial loan and master lease investments. Our continuing real estate operations consists of revenues generated from leasing and royalty income from our interests in subsurface oil, gas, and mineral rights, and the sale of mitigation credits.

The Company evaluates performance based on profit or loss from operations. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in different segments for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenues:
Income Properties	$11,449	$11,003
Management Fee Income	669	702
Interest Income from Commercial Loan and Master Lease Investments	701	1,052
Real Estate Operations	1,893	81
Total Revenues	$14,712	$12,838
Operating Income (Loss):
Income Properties	$8,532	$8,890
Management Fee Income	669	702
Interest Income from Commercial Loan and Master Lease Investments	701	1,052
Real Estate Operations	1,811	(1,444)
General and Corporate Expense	(7,962)	(7,643)
Impairment Charges	—	(1,905)
Gain on Disposition of Assets	708	—
Gain on Extinguishment of Debt	—	637
Total Operating Income	$4,459	$289
Depreciation and Amortization:
Income Properties	$4,825	$4,547
Corporate and Other	5	5
Total Depreciation and Amortization	$4,830	$4,552
Capital Expenditures:
Income Properties	$39,340	$137,992
Commercial Loan and Master Lease Investments	—	6,754
Corporate and Other	7	6
Total Capital Expenditures	$39,347	$144,752

Identifiable assets of each segment as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

	As of
	March 31, 2021	December 31, 2020
Identifiable Assets:
Income Properties	$566,209	$531,325
Management Services	638	700
Commercial Loan and Master Lease Investments	38,417	38,321
Real Estate Operations	59,724	59,717
Discontinued Land Operations	833	833
Corporate and Other	7,614	35,804
Total Assets	$673,435	$666,700

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

The Management Services segment had no capital expenditures as of March 31, 2021 or December 31, 2020.

NOTE 25. ASSETS AND LIABILITIES HELD FOR SALE

Assets and liabilities held for sale as of March 31, 2021 and December 31, 2020 are summarized below (in thousands). One single-tenant income property was classified as held for sale as of March 31, 2021.

	As of March 31, 2021
	Land JV	Single-Tenant Income Properties	Total Assets (Liabilities) Held for Sale
Plant, Property, and Equipment - Net	$—	$3,635	$3,635
Restricted Cash	833	—	833
Intangible Lease Assets - Net	—	65	65
Intangible Lease Liabilities - Net	—	(28)	(28)
Total Assets Held for Sale	$833	$3,672	$4,505

Deferred Revenue	$(831)	$—	$(831)
Total Liabilities Held for Sale	$(831)	$—	$(831)

	As of December 31, 2020
	Land JV	Single-Tenant Income Properties	Total Assets (Liabilities) Held for Sale
Restricted Cash	$833	$—	$833
Total Assets Held for Sale	$833	$—	$833

Deferred Revenue	$(831)	$—	$(831)
Total Liabilities Held for Sale	$(831)	$—	$(831)

Deferred Revenue on Land Sales. In conjunction with the land sale to Buc-ee’s in March 2018, the Company funded an escrow account for $0.8 million related to the portion of the acreage sold for which the Company was obligated to perform wetlands mitigation. As a result of the Company’s obligation, $0.8 million of the sales price collected at closing was deferred and the revenue was to be recognized upon the Company’s performance of the obligation. See Note 23, “Commitments and Contingencies” for further discussion related to the escrowed funds.

NOTE 26. SUBSEQUENT EVENTS

The Company reviewed all subsequent events and transactions through April 29, 2021, the date the consolidated financial statements were issued.

COVID-19 Pandemic – April Collections Update

The Company received payments for CBR due in April 2021 from tenants representing 100% of the CBR due during such period.

Shelf Registration Statement

On April 1, 2021, the Company filed a shelf registration statement on Form S-3, relating to the registration and potential issuance of its common stock, preferred stock, debt securities, warrants, rights, and units with a maximum aggregate offering price of up to $350.0 million. The Securities and Exchange Commission declared the Form S-3 effective on April 19, 2021.

Purchase and Sale Agreements

On April 2, 2021, the Company and certain of its subsidiaries (the “Sellers”) entered into a Purchase and Sale Agreement (the “PSA”) with PINE, for the sale of six retail net lease properties (the “Properties”). The terms of the PSA provide that the total purchase price for the Properties will be $44.5 million. The deposit under the PSA is $1.0 million (the “Deposit”). The Deposit is refundable to PINE pursuant to the terms of the PSA during an inspection period. If the PSA is not terminated by the end of the inspection period by PINE, the Deposit will become non-refundable. There can be no assurance at this time that the Sellers will in fact complete the sale of any or all of the Properties.

On April 6, 2021, certain subsidiaries of CTO entered into a separate purchase and sale agreement with PINE, for the sale of one single-tenant, net leased property for a purchase price of $11.5 million, which sale closed on April 23, 2021.

Income Property Disposition

On April 23, 2021, the Company completed the sale of the property located in North Richland Hills, Texas, leased to Burlington for a sales price of $11.5 million, of which proceeds are expected to be part of a 1031 like-kind exchange transaction.

Second Quarter 2021 Dividend

The Company declared a second quarter 2021 cash dividend of $1.00 per share. The dividend is payable on June 30, 2021 to stockholders of record as of the close of business on June 21, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we refer to “we,” “us,” “our,” or “the Company,” we mean CTO Realty Growth, Inc. and its consolidated subsidiaries. References to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of CTO Realty Growth, Inc. included in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Also, when the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Management believes the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions. However, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update or revise such forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.  The risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements, include, but are not limited to, the following:

●	we are subject to risks related to the ownership of commercial real estate that could affect the performance and value of our properties;
●	our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could materially and adversely affect us;
●	competition that traditional retail tenants face from e-commerce retail sales, or the integration of brick and mortar stores with e-commerce retail operators, could adversely affect our business;
●	we operate in a highly competitive market for the acquisition of income properties and more established entities or other investors may be able to compete more effectively for acquisition opportunities than we can;
●	the loss of revenues from our income property portfolio or certain tenants would adversely impact our results of operations and cash flows;
●	our revenues include receipt of management fees and potentially incentive fees derived from our provision of management services to Alpine Income Property Trust, Inc. (“PINE”) and the loss or failure, or decline in the business or assets, of PINE could substantially reduce our revenues;
●	there are various potential conflicts of interest in our relationship with PINE, including our executive officers and/or directors who are also officers and/or directors of PINE, which could result in decisions that are not in the best interest of our stockholders;
●	a prolonged downturn in economic conditions could adversely impact our business, particularly with regard to our ability to maintain revenues from our income-producing assets and our ability to monetize parcels of land the Land JV (as defined below);
●	a part of our investment strategy is focused on investing in commercial loan and master lease investments which may involve credit risk;
●	we may suffer losses when a borrower defaults on a loan and the value of the underlying collateral is less than the amount due;
●	the Company’s real estate investments are generally illiquid;
●	if we are not successful in utilizing the like-kind exchange structure in deploying the proceeds from dispositions of income properties, or our like-kind exchange transactions are disqualified, we could incur significant taxes and our results of operations and cash flows could be adversely impacted;
●	the Company may be unable to obtain debt or equity capital on favorable terms, if at all, or additional borrowings may impact our liquidity or ability to monetize any assets securing such borrowings;
●	servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to service or pay our debt;
●	our operations and properties could be adversely affected in the event of natural disasters, pandemics, or other significant disruptions;
●	we may encounter environmental problems which require remediation or the incurrence of significant costs to resolve, which could adversely impact our financial condition, results of operations, and cash flows;

●	failure to qualify as real estate investment trust (“REIT”) for U.S. federal income tax purposes, or failure to remain qualified as a REIT, would cause us to be taxed a regular corporation, which would substantially reduce funds available for distribution to stockholders;
●	the risk that the REIT requirements could limit our financial flexibility;
●	our limited experience operating as a REIT;
●	our ability to pay dividends consistent with the REIT requirements, and expectations as to timing and amounts of such dividends;
●	the ability of our board of directors (the “Board”) to revoke our REIT status without stockholder approval;
●	our exposure to changes in U.S. federal and state income tax laws, including changes to the REIT requirements; and
●	an epidemic or pandemic (such as the outbreak and worldwide spread of the novel coronavirus (the “COVID-19 Pandemic”)), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, may precipitate or materially exacerbate one or more of the above-mentioned and/or other risks and may significantly disrupt or prevent us from operating our business in the ordinary course for an extended period.

The Company describes the risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Quarterly Report on Form 10-Q), and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Part I, Item 2 of this Quarterly Report on Form 10-Q).

OVERVIEW

We are a publicly traded diversified REIT that was founded in 1910. We own and manage, sometimes utilizing third-party property management companies, 27 commercial real estate properties in 12 states in the United States. As of March 31, 2021, we owned 20 single-tenant and seven multi-tenant income-producing properties comprising 2.8 million square feet of gross leasable space. See Note 26, “Subsequent Events” for information related to the single-tenant income property sold subsequent to March 31, 2021.

In addition to our income property portfolio, as of March 31, 2021, our business included the following:

Management Services:

●	A fee-based management business that is engaged in managing PINE and the entity that currently holds 1,600 acres of undeveloped land in Daytona Beach, Florida (the “Land JV”), see Note 6, “Related Party Management Services Business”.

Commercial Loan and Master Lease Investments:

●	A portfolio of one commercial loan investment and two commercial properties, which are included in the 27 commercial real estate properties above, whose leases are classified as commercial loan and master lease investments.

Real Estate Operations:

●	A portfolio of subsurface mineral interests associated with approximately 429,000 surface acres in 20 counties in the State of Florida and a portfolio of mitigation credits (“Subsurface Interests”);

●	A retained interest in the Land JV which is seeking to sell 1,600 acres of undeveloped land in Daytona Beach, Florida; and

●	An interest in a joint venture (the “Mitigation Bank JV”) that owns a 2,500 acre parcel of land in the western part of Daytona Beach, Florida which is engaged in the operation of a mitigation bank, which, pursuant to a mitigation plan approved by the applicable state and federal authorities, produces mitigation credits that are marketed and sold to developers of land in the Daytona Beach area for the purpose of enabling the developers to obtain certain regulatory permits.

Our business also includes, as outlined above, the value of our investment in PINE. As of March 31, 2021, our investment totaled $35.4 million, or 22.4% of the PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

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

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. We sold one multi-tenant income property and one single-tenant income property, which included a ground lease, during the three months ended March 31, 2021. See Note 26, “Subsequent Events” for information related to the single-tenant income property sold subsequent to March 31, 2021. As a result of entering the exclusivity and right of first offer agreement with PINE (the “Exclusivity and ROFO Agreement”) which generally prevents us from investing in single-tenant net lease income properties, our income property investment strategy will be focused primarily on multi-tenant retail and office properties. We may pursue this strategy by monetizing certain of our single-tenant properties, and should we do so, we would seek to utilize the 1031 like-kind exchange structure to preserve the tax-deferred gain on the original transaction(s) that pertains to the replacement asset.

We believe investment in income-producing assets provides attractive opportunities for generally stable cash flows and the potential for increased returns over the long run. In 2020, we experienced a short term decrease in cash from operations as our tenants were impacted by the COVID-19 Pandemic and certain tenants’ rents were abated or deferred during the year. A prolonged imposition of mandated closures or other social-distancing guidelines as a result of the COVID-19 Pandemic may adversely impact more our tenants’ ability to generate sufficient revenues, and could force additional tenants to default on their leases, or result in the bankruptcy or insolvency of tenants, which would diminish the rental revenue we receive under our leases. The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate adverse impact on our business.

Our current portfolio of 20 single-tenant income properties generates $22.6 million of revenues from annualized straight-line base lease payments and had a weighted average remaining lease term of 18.4 years as of March 31, 2021. Our current portfolio of seven multi-tenant properties generates $22.9 million of revenue from annualized straight-line base lease payments and had a weighted average remaining lease term of 6.1 years as of March 31, 2021.

We self-developed two single-tenant net lease restaurant properties on a six-acre beachfront parcel in Daytona Beach, Florida. The development was completed in January of 2018 and rent commenced from both tenants pursuant to their separate leases. On a limited basis, we have acquired and may continue to selectively acquire other real estate, either vacant land or land with existing structures, that we would demolish and develop into additional income properties. Through March 31, 2021, we invested $5.7 million to acquire six acres in downtown Daytona Beach that is located in an opportunity zone. Our investments in vacant land or land with existing structures would target opportunistic acquisitions of select sites, which may be distressed, with an objective of having short investment horizons. Should we pursue such acquisitions, we may seek to partner with developers to develop these sites rather than self-develop the properties.

REIT CONVERSION

During the fourth quarter of 2020, the Company completed certain internal reorganization transactions necessary to begin operating in compliance with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes under the Code, for the taxable year ended December 31, 2020. See Note 1, “Description of Business” for information related to the Company’s REIT conversion.

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

The Company collected 100% of the Contractual Base Rent (“CBR”) due for the three months ended March 31, 2021. CBR represents the amount owed to the Company under the terms of its lease agreements in each respective month. The Company has previously agreed to defer or abate certain CBRs in exchange for additional lease term or other lease enhancing additions. In general, repayment of the deferred CBR, whereby an agreement has been reached by the Company and the tenant, will generally occur from the time of deferment, with ratable payments continuing, in some cases, into 2023. In connection with the leases in which rent was abated, other lease modifications, including extended lease terms and imposition of percentage rent, were agreed to by the Company and the tenants. Depending upon the duration of tenant closures and the overall economic downturn resulting from the COVID-19 Pandemic, we may find deferred rents difficult to collect. See Note 26, “Subsequent Events” for the Company’s disclosure related to April 2021 rent collections.

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

An assessment of the current or identifiable potential financial and operational impacts on the Company as a result of the COVID-19 Pandemic are as follows:

●	The total borrowing capacity on the revolving credit facility (the “Credit Facility”) is based on the assets currently in the borrowing base, as defined by the Company’s Credit Facility agreement. Pursuant to the terms of the Credit Facility, any property in the borrowing base with a tenant that is more than 60 days past due on its contractual rent obligations would be automatically removed from the borrowing base and the Company’s borrowing capacity would be reduced. For the tenants requesting rent relief with which the Company has reached an agreement, such deferral and/or abatement agreements for current rent, under the terms of the Credit Facility, would not be past due if it adheres to such modification, and thus those properties would not be required to be removed from the borrowing base. The Company’s available borrowing capacity has not been limited as a result of the referenced terms of the Credit Facility.
●As a result of the outbreak of the COVID-19 Pandemic, the federal government and the state of Florida issued orders encouraging everyone to remain in their residence and not go into work. In response to these orders and in the best interest of our employees and directors, we have implemented significant preventative measures to ensure the health and safety of our employees and members of our Board, including: (i) conducting all meetings of the Board and Committees of the Board telephonically or via a visual conferencing service, (ii) permitting the Company’s employees to work from home at their election, (iii) enforcing appropriate social distancing practices in the Company’s office, (iv) encouraging the Company’s employees to wash their hands often and use face masks, (v) providing hand sanitizer and other disinfectant products throughout the Company’s office, (vi) requiring employees who do not feel well in any capacity to stay at home, and (vii) requiring all third-party delivery services (e.g. mail, food delivery, etc.) to complete their service outside the front door of the Company’s office. The Company also offered COVID-19 testing to its employees to ensure a safe working environment. These preventative measures have not had any material adverse impact on the Company’s financial reporting systems, internal controls over financial reporting or disclosure controls and procedures. At this time, we have not laid off, furloughed, or terminated any employee in response to the COVID-19 Pandemic.

RESULTS OF OPERATIONS

The following presents the Company’s results of operations for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020.

Revenue

Total revenue for the three months ended March 31, 2021 is presented in the following summary and indicates the changes as compared to the same period in 2020 (in thousands):

	Three Months Ended
Operating Segment	March 31, 2021	March 31, 2020	$ Variance	% Variance
Income Properties	$11,449	$11,003	$446	4.1%
Management Services	669	702	(33)	(4.7)%
Commercial Loan Investments	701	1,052	(351)	(33.4)%
Real Estate Operations	1,893	81	1,812	2,237.0%
Total Revenue	$14,712	$12,838	$1,874	14.6%

Total revenue for the three months ended March 31, 2021 increased to $14.7 million, compared to $12.8 million during the same period in 2020. The increase in total revenue reflects the net impact of an increase in revenue from our income property operations of $0.4 million, which is primarily the result of an increase in revenue of $2.4 million from recent acquisitions partially offset by a decrease relating to our recent dispositions of income properties, which totaled $1.3 million, as reflected below. Revenues further benefited from the sale of approximately 25,000 acres of Subsurface Interests within the Company’s real estate operations segment generating proceeds of $1.9 million during the three months ended March 31, 2021.

	Three Months Ended
Income Property Operations Revenue	March 31, 2021	March 31, 2020	$ Variance	% Variance
Revenue from Recent Acquisitions	$2,402	$—	$2,402	100.0%
Revenue from Recent Dispositions	—	1,315	(1,315)	(100.0)%
Revenue from Remaining Portfolio	8,651	9,214	(563)	(6.1)%
Accretion of Above Market/Below Market Intangibles	396	474	(78)	(16.5)%
Total Income Property Operations Revenue	$11,449	$11,003	$446	4.1%

	Three Months Ended
Real Estate Operations Revenue	March 31, 2021	March 31, 2020	$ Variance	% Variance
Mitigation Credit Sales	$—	$4	$(4)	(100.0%)
Subsurface Revenue	1,893	77	1,816	2,369.8%
Total Real Estate Operations Revenue	$1,893	$81	$1,812	2,244.1%

Income Properties

Revenue and operating income from our income property operations totaled $11.4 million and $8.5 million, respectively, during the three months ended March 31, 2021, compared to revenue and operating income of $11.0 million and $8.9 million, respectively, for the three months ended March 31, 2020. The direct costs of revenues for our income property operations totaled $2.9 million and $2.1 million for the three months ended March 31, 2021 and 2020, respectively. The increase in revenues of $0.4 million, or 4.1%, during the three months ended March 31, 2021 reflects our expanded portfolio of income properties including increases of $2.4 million due to recent acquisitions, offset by the decrease of $1.3 million related to our recent disposition of income properties. Our decrease in operating income from our income property operations reflects increased rent revenues, offset by an increase of $0.8 million in our direct costs of revenues which was primarily comprised of $0.6 million in increased operating expenses related to our recent acquisitions. See our discussion above under the heading  “COVID-19 Pandemic” for a description of how the COVID-19 Pandemic has impacted our income property operations.

Management Services

Revenue from our management services totaled $0.7 million during the three months ended March 31, 2021, including $0.6 million and $0.03 million earned from PINE and the Land JV, respectively. Revenue from our management services totaled $0.7 million during the three months ended March 31, 2020, including $0.6 million and $0.05 million earned from PINE and the Land JV, respectively.

Commercial Loan and Master Lease Investments

Interest income from our commercial loan and master lease investments totaled $0.7 million and $1.1 million during the three months ended March 31, 2021 and 2020, respectively. The decrease is due to the timing of investing in the Company’s commercial loan and master lease investment portfolio, as further described below.

2021 Portfolio. As of March 31, 2021, the Company’s commercial loan and master lease investments portfolio included one commercial loan investment and two commercial properties. The timing of the investments includes (i) the origination of one commercial loan investment during the fourth quarter of 2020 and (ii) the acquisition of two commercial properties during the third quarter of 2020 and 2019, individually, which are accounted for as commercial loan investments due to future repurchase rights.

2020 Portfolio. As of March 31, 2020, the Company’s commercial loan and master lease investments portfolio included five commercial loan investments and one commercial property, of which three were originated during the year ended December 31, 2019, and two were originated during the three months ended March 31, 2020. Of the five commercial loan investments, four were sold during the second quarter of 2020 and the remaining investment was repaid in full by the buyer of the Company’s former golf operations during the fourth quarter of 2020.

Real Estate Operations

During the three months ended March 31, 2021, operating income from real estate operations was $1.8 million on revenues totaling $1.9 million. During the three months ended March 31, 2020, the operating loss from real estate operations was $1.4 million on revenues totaling $0.08 million. The operating income during the three months ended March 31, 2021 was due to the sale of approximately 25,000 acres of Subsurface Interests totaling $1.9 million, of which revenues were offset by $0.1 million cost of sales, as compared to the three months ended March 31, 2020 which included the charge of $1.2 million attributable to 16 mitigation credits provided at no cost to buyers in addition to the purchase of 2 mitigation credits from the Mitigation Bank JV totaling $0.2 million.

General and Administrative Expenses

Total general and administrative expenses for the three months ended March 31, 2021 is presented in the following summary and indicates the changes as compared to the same period in 2020 (in thousands):

	Three Months Ended
General and Administrative Expenses	March 31, 2021	March 31, 2020	$ Variance	% Variance
Recurring General and Administrative Expenses	$2,081	$2,171	$(90)	(4.1)%
Non-Cash Stock Compensation	958	819	139	17.0%
REIT Conversion and Other Non-Recurring Items	93	102	(9)	(8.8)%
Total General and Administrative Expenses	$3,132	$3,092	$40	1.3%

Gains and Impairment Charges

2021 Activity. As previously noted, the Company disposed of one multi-tenant income property and one single-tenant income property during the three months ended March 31, 2021, resulting in gains totaling $0.7 million, which properties are described below (in thousands):

Tenant Description	Tenant Type	Date of Disposition	Sales Price	Gain on Sale
World of Beer/Fuzzy's Taco Shop, Brandon, FL	Multi-Tenant	01/20/21	$2,310	$599
Moe's Southwest Grill, Jacksonville, FL	Single-Tenant	02/23/21	2,541	109
Total			$4,851	$708

2020 Activity. In light of the COVID-19 Pandemic, during the three months ended March 31, 2020, the Company began marketing its commercial loan portfolio in advance of their upcoming maturities to further strengthen the Company’s liquidity. The Company received multiple bids including a bid offering a value that was at a discount to par. Additionally, the Company implemented the guidance regarding current expected credit losses (“CECL”) effective January 1, 2020, which resulted in an allowance reserve of $0.3 million. The CECL reserve combined with the impairment related to marketing the loan portfolio resulted in an aggregate impairment charge on the loan portfolio of $1.9 million.

On March 30, 2020, the Company repurchased $5.0 million of the 2025 Notes for $3.8 million, representing a cash discount of $1.2 million. The gain on the repurchase of $0.6 million, net of the pro-rata share of the conversion value, is included in gain on extinguishment of debt in the consolidated statements of operations for the three months ended March 31, 2020.

No income properties were disposed of during the three months ended March 31, 2020.

There were no impairment charges on the Company’s undeveloped land holdings, or its income property portfolio during the three months ended March 31, 2021 or 2020.

Investment and Other Income (Loss)

During the three months ended March 31, 2021, the closing stock price of PINE increased by $2.37 per share, with a closing price of $17.36 on March 31, 2021. This increase resulted in an unrealized, non-cash gain on the Company’s investment in PINE of $4.8 million which is included in investment and other income (loss) in the consolidated statements of operations for the three months ended March 31, 2021.

During the three months ended March 31, 2020, the closing stock price of PINE decreased by $6.72 per share, with a closing price of $12.31 on March 31, 2020. This decrease resulted in an unrealized, non-cash loss on the Company’s investment in PINE of $13.7 million which is included in investment and other income (loss) in the consolidated statements of operations for the three months ended March 31, 2020.

The Company earned dividend income from the investment in PINE of $0.5 million and $0.4 million during the three months ended March 31, 2021 and 2020, respectively.

Interest Expense

Interest expense totaled $2.4 million and $3.5 million for the three months ended March 31, 2021 and 2020, respectively. The decrease of $1.1 million is primarily attributable to the lower outstanding balance on the Credit Facility as well as the benefit from the lower outstanding balance and the reduced rate on the 2025 Notes, compared to the 2020 Notes.

Net Income (Loss)

Net income (loss) totaled $7.8 million and $(12.3) million for the three months ended March 31, 2021 and 2020, respectively. In addition to the factors described above, net income for three months ended March 31, 2020 includes an income tax benefit of $4.1 million, for a benefit of $0.87 per diluted share, as the Company’s REIT conversion became effective in the statements of operations during the three months ended December 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled $5.3 million at March 31, 2021, including restricted cash of $0.6 million, see Note 2 “Summary of Significant Accounting Policies” under the heading Restricted Cash for the Company’s disclosure related to its restricted cash balance at March 31, 2021.

Our total cash balance at March 31, 2021, reflected cash flows provided by our operating activities totaling $6.3 million during the three months ended March 31, 2021 compared to the prior year’s cash flows provided by operating activities totaling $3.8 million for the three months ended March 31, 2020, for an increase of $2.5 million. The increase of $2.5 million primarily consists of the increase in the cash flows provided by real estate operations of $3.3 million which was primarily driven by the sale of $1.9 million of Subsurface Interests. This increase was partially offset by an aggregate decrease in cash inflows of $0.7 million related to income properties, which was primarily the result of timing related to the reinvestment of recently disposed assets, and interest from commercial loan and master lease investments. The change in operating cash was also impacted by various other differences with regard to timing of payments within other assets, accounts payable, and accrued and other liabilities.

Our cash flows used in investing activities totaled $34.4 million for the three months ended March 31, 2021, compared to cash flows used in investing activities of $144.8 million for the three months ended March 31, 2020, an increase of $110.4 million. The increase of $110.4 million is primarily the result of a decrease in cash outflows of $98.9 million related to the significant multi-tenant acquisitions completed during the three months ended March 31, 2020 and a decrease in cash outflows of $6.8 million related to the origination of two commercial loan and master lease investments during the three months ended March 31, 2020 with no such originations during the three months ended March 31, 2021.

Our cash flows used in financing activities totaled $0.4 million for the three months ended March 31, 2021, compared to cash flows provided by financing activities of $27.5 million for the three months ended March 31, 2020, a decrease of $27.9 million. The decrease of $27.9 million is primarily related to net proceeds of $6.8 million during the three months ended March 31, 2021 including (i) proceeds of $50.0 million received under the Term Loan, (ii) repayment of the $23.2 million Wells Fargo mortgage note, and (iii) net repayments on the Credit Facility totaling $20.0 million, as compared to net draws on the Credit Facility of $39.0 million during the three months ended March 31, 2020, which were partially offset by the cash outlay of $3.8 million to repurchase $5.0 million principal amount of the 2025 Notes, at a discount.

Long-Term Debt. As of March 31, 2021, the Company had $52.9 million available on the Credit Facility. See Note 17, “Long-Term Debt” for the Company’s disclosure related to its long-term debt balance at March 31, 2021.

Acquisitions and Investments. As noted previously, the Company acquired two multi-tenant income properties during the three months ended March 31, 2021 for an aggregate purchase price of $38.5 million, as further described in Note 4, “Income Properties”.

The Company’s guidance for 2021 investments in income-producing properties totals between $75.0 million and $125.0 million. We expect to fund future acquisitions utilizing cash on hand, cash from operations, proceeds from the dispositions of income properties through 1031 like-kind exchanges, and potentially the sale of all or a portion of our Subsurface Interests, and borrowings on our Credit Facility, if available. We expect dispositions of income properties and subsurface interests will qualify under the like-kind exchange deferred-tax structure, and additional financing sources.

Dispositions. During the three months ended March 31, 2021, the Company disposed of one multi-tenant income property and one single-tenant income property. See Note 25, “Assets and Liabilities Held for Sale” for information related to the single-tenant income property transferred to held for sale as of March 31, 2021 and Note 26, “Subsequent Events”, for information related to the single-tenant income property sold subsequent to March 31, 2021.

Contractual Commitments – Expenditures. The following commitment as of March 31, 2021 relates to the Company’s multi-tenant income property acquisition completed during the first quarter of 2020:

●	In connection with the acquisition of Ashford Lane in Atlanta, Georgia on February 21, 2020, the Company received $0.5 million from the seller of the property for tenant improvement allowances and leasing commissions for multiple tenants. This amount was included in accrued and other liabilities on the consolidated balance sheets. Through the period ended March 31, 2021, payments totaling $0.4 million were made, leaving a remaining commitment of $0.1 million. Additionally, as of March 31, 2021, the Company is obligated to fund $1.9 million of tenant improvement and leasing commissions on new and amended leases entered into subsequent to acquisition. Lastly, in connection with the rebranding of this property, the Company has executed $0.3 million in architectural and civil engineering agreements which is committed as of March 31, 2021, for an aggregate of $2.3 million in commitments on this property as of March 31, 2021.

The following are commitments as of March 31, 2021 pursuant to agreements executed related to the Company’s income property portfolio and undeveloped land holdings:

●	During the three months ended March 31, 2021, the Company executed an agreement for the replacement of cooling towers in the amount of $0.9 million at the property located in Raleigh, NC leased to Wells Fargo. Through March 31, 2021, payments totaling $0.4 million were made, leaving a remaining commitment of $0.5 million.
●	During the year ended December 31, 2020, the Company entered into a lease amendment which includes $1.1 million of tenant improvement allowances at the property located in Daytona Beach, Florida leased to Crabby’s. Pursuant to the lease amendment, the tenant will expand their existing operations onto an adjacent piece of land currently owned by the Company, of which construction is scheduled to be completed over a one-year time period. The commitment as of March 31, 2021 totals $1.1 million.
●	During the year ended December 31, 2020, the Company entered into a lease amendment which includes tenant improvements at the property located in Falls Church, Virginia leased to 24 Hour Fitness in the amount of $0.4 million which is committed as of March 31, 2021.

As of March 31, 2021, we have no other contractual requirements to make capital expenditures.

Off-Balance Sheet Arrangements. See Note 23, “Commitments and Contingencies” for the Company’s disclosure related to the Mitigation Bank JV $6.0 million minimum sales requirement and potential buyout discussions.

Other Matters. During the first quarter of 2017, the Company completed the sale of 1,581 acres of land to Minto Communities LLC which acreage represents a portion of the Company’s remaining $0.4 million obligation. Accordingly, the Company deposited $0.4 million of cash in escrow to secure performance on the obligation. The funds in escrow can be drawn upon completion of certain milestones including completion of restoration and annual required monitoring. The first three  milestones were achieved as of December 31, 2020, resulting in $0.3 million in refunds from escrow, leaving an escrow balance of $0.1 million as of December 31, 2020. The final milestone related to the completion of the third-year maintenance and monitoring was achieved during the first quarter of 2021 and the remaining $0.1 million of the escrow was refunded as of March 31, 2021.

We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations and $52.9 million available capacity on the existing $210.0 million Credit Facility, based on our current borrowing base of income properties, as of March 31, 2021.

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

Non-U.S. GAAP Financial Measures

Our reported results are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We also disclose Funds From Operations (“FFO”) and Adjusted Funds From Operations (“AFFO”), both of which are non-U.S. GAAP financial measures. We believe these two non-U.S. GAAP financial measures are useful to investors because they are widely accepted industry measures used by analysts and investors to compare the operating performance of REITs.

FFO and AFFO do not represent cash generated from operating activities and are not necessarily indicative of cash available to fund cash requirements; accordingly, they should not be considered alternatives to net income as a performance measure or cash flows from operating activities as reported on our statement of cash flows as a liquidity measure and should be considered in addition to, and not in lieu of, U.S. GAAP financial measures.

We compute FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO as U.S. GAAP net income or loss adjusted to exclude extraordinary items (as defined by U.S. GAAP), net gain or loss from sales of depreciable real estate assets, impairment write-downs associated with depreciable real estate assets and real estate related depreciation and amortization, including the pro rata share of such adjustments of unconsolidated subsidiaries. The Company also excludes the gains or losses from sales  of assets  incidental to the primary business of the REIT which specifically include the sales of mitigation credits, impact fee credits, subsurface sales, and the land sales gains included in discontinued operations. To derive AFFO, we modify the NAREIT computation of FFO to include other adjustments to U.S. GAAP net income related to non-cash revenues and expenses such as straight-line rental revenue, amortization of deferred financing costs, amortization of capitalized lease incentives and above- and below-market lease related intangibles, and non-cash compensation. Such items may cause short-term fluctuations in net income but have no impact on operating cash flows or long-term operating performance. We use AFFO as one measure of our performance when we formulate corporate goals.

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

Reconciliation of Non-U.S. GAAP Measures (in thousands, except share and dividend data):

	Three Months Ended
	March 31, 2021	March 31, 2020
Net Income (Loss)	$7,785	$(12,262)
Depreciation and Amortization	4,830	4,552
Gains on Disposition of Assets	(708)	—
Losses (Gains) on Other Assets	(1,827)	1,389
Impairment Charges	—	1,905
Unrealized (Gain) Loss on Investment Securities	(4,834)	13,706
Funds from Operations	$5,246	$9,290
Adjustments:
Straight-Line Rent Adjustment	(685)	(338)
COVID-19 Rent Repayments	220	—
Amortization of Intangibles to Lease Income	(396)	(474)
Contributed Leased Assets Accretion	(121)	(43)
Gain on Extinguishment of Debt	—	(637)
Amortization of Discount on Convertible Debt	310	504
Non-Cash Compensation	958	819
Non-Recurring G&A	93	102
Amortization of Deferred Financing Costs to Interest Expense	165	150
Accretion of Loan Origination Fees	—	(88)
Non-Cash Imputed Interest	(103)	(103)
Adjusted Funds from Operations	$5,687	$9,182

Weighted Average Number of Common Shares:
Basic	5,879,085	4,711,396
Diluted	5,879,085	4,711,396

Dividends Declared and Paid	$1.00	$0.25

Other Data (in thousands, except per share data):

	Three Months Ended
	March 31, 2021	March 31, 2020
FFO	$5,246	$9,290
FFO per diluted share	$0.89	$1.97
AFFO	$5,687	$9,182
AFFO per diluted share	$0.97	$1.95

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies” included in this Quarterly Report on Form 10-Q and more fully described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. During the three months ended March 31, 2021, there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2020.

Refer to Note 2, “Summary of Significant Accounting Policies” for the Company’s disclosure related to recently issued accounting pronouncements.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our Credit Facility, as this facility carries a variable rate of interest. Our borrowings on our $210.0 million revolving Credit Facility bear a variable rate of interest based on the 30-day LIBOR plus a rate of between 135 basis points and 195 basis points based on our level of borrowing as a percentage of our total asset value. Effective March 31, 2020, the Company utilized an interest rate swap to achieve a fixed interest rate of 0.7325% plus the applicable spread on $100.0 million of the outstanding principal balance under the Credit Facility. Effective August 31, 2020, the Company entered into a separate interest rate swap to fix the interest rate on an additional $50.0 million of the outstanding Credit Facility balance. On March 10, 2021, the Company entered into the $50.0 million Term Loan as described in Note 17, “Long-Term Debt”. In connection with the Term Loan origination, the Company redesignated the rate swap that previously hedged $50.0 million of the outstanding Credit Facility balance to the Term Loan. As of March 31, 2021, the outstanding balance on our Credit Facility was $144.8 million. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by $1.4 million. By virtue of fixing the variable rate, our exposure to changes in interest rates is minimal but for the impact on other comprehensive income and loss. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of March 31, 2021, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Harris Teeter. On November 21, 2011, the Company, Indigo Mallard Creek LLC and Indigo Development LLC, as owners of the property leased to Harris Teeter, Inc. (“Harris Teeter”) in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving this property.  The proposed road modifications would impact access to the property but, in the Company’s view, did not provide a basis for Harris Teeter to terminate its lease.  Regardless, in January 2013, the North Carolina Department of Transportation (“NCDOT”) agreed to redesign the road modifications in several respects.  As redesigned, the project changed a signalized all-access point to an unsignalized access point, which permits all ingress and right-out egress.  The modification to the other existing vehicular access point  to a right-in/right-out access, was not altered, however, a third vehicular access point was added to the redesigned project.  Harris Teeter has expressed satisfaction with the redesigned project and indicated that it will not attempt to terminate its lease as a result of the road modifications.  The redesigned project was completed in late 2020.  The condemnation case had been placed in administrative closure pending completion of the project.  Now that the project has been completed, the Company expects that the stay of condemnation action will be lifted and, if requested by the parties, the trial and mediation may be scheduled and proceed.  The Company retained local counsel to engage experts to assist in evaluating its claim for diminution in value of the property.  In the first quarter 2021, the Company, through counsel, consulted with an appraiser who opined that the property had not been damaged beyond what the NCDOT had initially offered ($101,150) and that any additional delay damages for the length of time for the work to be completed would be nominal.  The Company directed counsel to reopen the case for the purpose of filing a consent order for obtaining the proceeds.  Any proceedings regarding this matter would likely not be scheduled until late 2021 or early 2022.

Buc-ee’s. On March 31, 2021, the Company and its wholly-owned subsidiary, Indigo Development LLC, a Florida limited liability company (collectively, “CTO”) filed a Complaint for Declaratory Relief in the Circuit Court, Seventh Judicial Circuit, in and for Volusia County, Florida (Case No. 2021-30415-CICI) against Buc-ee’s Ltd., a Texas limited partnership (“Buc-ee’s”), in connection with a dispute over funds deposited in escrow by CTO in the amount of $0.8 million (the “Escrowed Funds”).  The Escrowed Funds were deposited simultaneously with CTO’s sale to Buc-ee’s in March 2018 of 35 acres of real property located in Daytona Beach, Volusia County, Florida (the “Buc-ee’s Parcel”).  Pursuant to a post-closing escrow agreement between CTO and Buc-ee’s, the Escrowed Funds were to be released to CTO once CTO had obtained certain wetlands-related permits for the benefit of a portion of the Buc-ee’s Parcel.  CTO was ultimately successful in obtaining the permits, although the permits were issued later than originally contemplated by the escrow agreement.  Buc-ee’s was aware of and acquiesced to CTO’s continuing efforts and expenditures in obtaining the permits, including after the date originally contemplated in the escrow agreement; however, not until after the permits were issued did Buc-ee’s inform CTO that Buc-ee’s would not  agree to release the Escrowed Funds to CTO. CTO’s complaint seeks a declaratory judgment determining the parties’ entitlement to the Escrowed Funds and to reimburse CTO for its costs associated with seeking legal relief.

ITEM 1A. RISK FACTORS

For a discussion of the Company’s potential risks and uncertainties, see the information under the heading Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

As of March 31, 2021, there have been no material changes in our risk factors from those set forth within the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended March 31, 2021, which were not previously reported.

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

(10.1)

Sixth Amendment to Second Amended and Restated Credit Agreement and Joinder Dated March 10, 2021 filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 12, 2021, and incorporated herein by reference.

*(10.2)	Form of February 10, 2021 Performance Share Award Agreement filed as Exhibit 10.17 to the registrant’s Annual Report on Form 10-K filed March 5, 2021, and incorporated herein by reference.

(10.3)

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

**Exhibit 31.1	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**Exhibit 31.2	Certification filed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

**Exhibit 32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**Exhibit 32.2	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	Inline XBRL Instance Document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*

Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10). The omitted information is not material and is the type of information that the Company customarily and actually treats as private and confidential.

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

CTO REALTY GROWTH, INC.
(Registrant)

April 29, 2021	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

April 29, 2021	By:	/s/ Matthew M. Partridge
Matthew M. Partridge, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
April 29, 2021	By:	/s/ Lisa M. Vorakoun
Lisa M. Vorakoun, Vice President and Chief Accounting Officer (Principal Accounting Officer)