Form 10-Q
period 2021-06-30
CTO Realty Growth, Inc.
filed 2021-07-29
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 01-11350

CTO REALTY GROWTH, INC.

(Exact name of registrant as specified in its charter)

Maryland	59-0483700
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1140 N. Williamson Blvd., Suite 140
Daytona Beach, Florida	32114
(Address of principal executive offices)	(Zip Code)

(386) 274-2202

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, $0.01 par value per share	CTO	NYSE
6.375% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share	CTO PrA	NYSE

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

As of July 22, 2021, there were 5,956,540 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CTO REALTY GROWTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	(Unaudited) June 30, 2021	December 31, 2020
ASSETS
Real Estate:
Land, at cost	$172,304	$166,512
Building and Improvements, at cost	320,769	305,614
Other Furnishings and Equipment, at cost	682	672
Construction in Process, at cost	1,351	323
Total Real Estate, at cost	495,106	473,121
Less, Accumulated Depreciation	(31,211)	(30,737)
Real Estate—Net	463,895	442,384
Land and Development Costs	6,684	7,083
Intangible Lease Assets—Net	71,470	50,176
Assets Held for Sale—See Note 25	3,720	833
Investment in Joint Ventures	32,497	48,677
Investment in Alpine Income Property Trust, Inc.	38,794	30,574
Mitigation Credits	2,621	2,622
Commercial Loan and Master Lease Investments	38,884	38,320
Cash and Cash Equivalents	4,701	4,289
Restricted Cash	13,918	29,536
Refundable Income Taxes	599	26
Deferred Income Taxes—Net	473	—
Other Assets—See Note 13	11,616	12,180
Total Assets	$689,872	$666,700
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$1,332	$1,047
Accrued and Other Liabilities—See Note 19	11,437	9,090
Deferred Revenue—See Note 20	4,036	3,319
Intangible Lease Liabilities—Net	22,459	24,163
Liabilities Held for Sale—See Note 25	831	831
Deferred Income Taxes—Net	—	3,521
Long-Term Debt	304,886	273,830
Total Liabilities	344,981	315,801
Commitments and Contingencies—See Note 23
Stockholders’ Equity:
Preferred Stock – 100,000,000 shares authorized; $0.01 par value, no shares issued or outstanding at June 30, 2021; 50,000 shares authorized; $100.00 par value, no shares issued or outstanding at December 31, 2020	—	—
Common Stock – 500,000,000 shares authorized; $0.01 par value, 5,955,154 shares issued and outstanding at June 30, 2021; 25,000,000 shares authorized; $1.00 par value, 7,310,680 shares issued and 5,915,756 shares outstanding at December 31, 2020	60	7,250
Treasury Stock – 0 shares at June 30, 2021 and 1,394,924 shares at December 31, 2020	—	(77,541)
Additional Paid-In Capital	13,676	83,183
Retained Earnings	331,895	339,917
Accumulated Other Comprehensive Loss	(740)	(1,910)
Total Stockholders’ Equity	344,891	350,899
Total Liabilities and Stockholders’ Equity	$689,872	$666,700

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share, per share and dividend data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Revenues
Income Properties	$11,574	$11,473	$23,023	$22,476
Management Fee Income	752	695	1,421	1,397
Interest Income from Commercial Loan and Master Lease Investments	709	835	1,410	1,887
Real Estate Operations	1,248	7	3,141	88
Total Revenues	14,283	13,010	28,995	25,848
Direct Cost of Revenues
Income Properties	(2,787)	(2,568)	(5,704)	(4,681)
Real Estate Operations	(533)	(57)	(615)	(1,581)
Total Direct Cost of Revenues	(3,320)	(2,625)	(6,319)	(6,262)
General and Administrative Expenses	(2,665)	(2,171)	(5,797)	(5,263)
Impairment Charges	(16,527)	—	(16,527)	(1,905)
Depreciation and Amortization	(5,031)	(5,021)	(9,861)	(9,573)
Total Operating Expenses	(27,543)	(9,817)	(38,504)	(23,003)
Gain on Disposition of Assets	4,732	7,076	5,440	7,076
Gain (Loss) on Extinguishment of Debt	(641)	504	(641)	1,141
Other Gains and Income	4,091	7,580	4,799	8,217
Total Operating Income (Loss)	(9,169)	10,773	(4,710)	11,062
Investment and Other Income (Loss)	3,903	8,470	9,235	(4,716)
Interest Expense	(2,421)	(2,453)	(4,865)	(5,906)
Income (Loss) Before Income Tax Benefit (Expense)	(7,687)	16,790	(340)	440
Income Tax Benefit (Expense)	3,963	(4,179)	4,401	(91)
Net Income (Loss)	$(3,724)	$12,611	$4,061	$349

Per Share Information—See Note 15:
Basic and Diluted Net Income (Loss) per Share	$(0.63)	$2.71	$0.69	$0.07

Weighted Average Number of Common Shares
Basic	5,898,280	4,653,627	5,888,735	4,682,511
Diluted	5,898,280	4,653,627	5,888,735	4,682,511

Dividends Declared and Paid	$1.00	$0.25	$2.00	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Net Income (Loss)	$(3,724)	$12,611	$4,061	$349
Other Comprehensive Income (Loss):
Cash Flow Hedging Derivative - Interest Rate Swaps (Net of Income Tax Expense of $0, ($0.2) million, $0, and ($0.6) million, respectively)	(67)	(493)	1,170	(1,866)
Total Other Comprehensive Income (Loss), Net of Income Tax	(67)	(493)	1,170	(1,866)
Total Comprehensive Income (Loss)	$(3,791)	$12,118	$5,231	$(1,517)

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

For the three months ended June 30, 2021:

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance April 1, 2021	$60	$—	$13,341	$341,645	$(673)	$354,373
Net Loss	—	—	—	(3,724)	—	(3,724)
Exercise of Stock Options and Stock Issuance	—	—	80	—	—	80
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	667	—	—	667
Equity Issuance Costs	—	—	(412)	—	—	(412)
Dividends Declared for the Period	—	—	—	(6,026)	—	(6,026)
Other Comprehensive Loss	—	—	—	—	(67)	(67)
Balance June 30, 2021	$60	$—	$13,676	$331,895	$(740)	$344,891

For the three months ended June 30, 2020:

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance April 1, 2020	$6,045	$(77,356)	$32,191	$312,627	$(1,299)	$272,208
Net Income	—	—	—	12,611	—	12,611
Stock Repurchase	—	(185)	—	—	—	(185)
Exercise of Stock Options and Stock Issuance	2	—	107	—	—	109
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	590	—	—	590
Dividends Declared for the Period	—	—	—	(1,163)	—	(1,163)
Other Comprehensive Loss, Net of Income Tax	—	—	—	—	(493)	(493)
Balance June 30, 2020	$6,047	$(77,541)	$32,888	$324,075	$(1,792)	$283,677

For the six months ended June 30, 2021:

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance January 1, 2021	$7,250	$(77,541)	$83,183	$339,917	$(1,910)	$350,899
Net Income	—	—	—	4,061	—	4,061
Vested Restricted Stock and Performance Shares	—	—	(436)	—	—	(436)
Exercise of Stock Options and Stock Issuance	—	—	372	—	—	372
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	1,336	—	—	1,336
Par Value $0.01 per Share and Treasury Stock Derecognized at January 29, 2021	(7,190)	77,541	(70,351)	—	—	—
Equity Issuance Costs	—	—	(428)	—	—	(428)
Dividends Declared for the Period	—	—	—	(12,083)	—	(12,083)
Other Comprehensive Income	—	—	—	—	1,170	1,170
Balance June 30, 2021	$60	$—	$13,676	$331,895	$(740)	$344,891

For the six months ended June 30, 2020:

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance January 1, 2020	$6,017	$(73,441)	$26,690	$326,073	$74	$285,413
Net Income	—	—	—	349	—	349
Stock Repurchase	—	(4,100)	—	—	—	(4,100)
Equity Component of Convertible Debt	—	—	5,248	—	—	5,248
Vested Restricted Stock and Performance Shares	24	—	(562)	—	—	(538)
Exercise of Stock Options and Stock Issuance	6	—	344	—	—	350
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	1,168	—	—	1,168
Dividends Declared for the Period	—	—	—	(2,347)	—	(2,347)
Other Comprehensive Loss, Net of Income Tax	—	—	—	—	(1,866)	(1,866)
Balance June 30, 2020	$6,047	$(77,541)	$32,888	$324,075	$(1,792)	$283,677

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash Flow from Operating Activities:
Net Income	$4,061	$349
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	9,861	9,573
Amortization of Intangible Liabilities to Income Property Revenue	(734)	(918)
Amortization of Deferred Financing Costs to Interest Expense	324	223
Amortization of Discount on Convertible Debt	629	760
Gain on Disposition of Real Estate and Intangible Lease Assets and Liabilities	(5,440)	(3,628)
Gain on Disposition of Assets Held for Sale	—	(3,800)
Loss on Disposition of Commercial Loan and Master Lease Investments	—	352
Loss (Gain) on Extinguishment of Debt	641	(1,141)
Impairment Charges	16,527	1,905
Accretion of Commercial Loan and Master Lease Investment Origination Fees	(1)	(157)
Non-Cash Imputed Interest	(214)	(206)
Deferred Income Taxes	(3,994)	(3,354)
Unrealized (Gain) Loss on Investment Securities	(8,220)	5,650
Non-Cash Compensation	1,700	1,518
Decrease (Increase) in Assets:
Refundable Income Taxes	(573)	—
Land and Development Costs	399	(419)
Impact Fees and Mitigation Credits	—	1,325
Other Assets	(636)	(1,809)
Increase (Decrease) in Liabilities:
Accounts Payable	287	(627)
Accrued and Other Liabilities	2,956	3,940
Deferred Revenue	717	(652)
Income Taxes Payable	—	801
Net Cash Provided By Operating Activities	18,290	9,685
Cash Flow from Investing Activities:
Acquisition of Real Estate and Intangible Lease Assets and Liabilities	(114,021)	(138,455)
Acquisition of Commercial Loan Investments and Master Lease Investments	(364)	(6,754)
Acquisition of Mitigation Credits	—	(1,500)
Cash Contribution to Interest in Joint Venture	(346)	(22)
Proceeds from Disposition of Property, Plant, and Equipment, Net, and Assets Held for Sale	34,261	37,800
Principal Payments Received on Commercial Loan and Master Lease Investments	—	20,981
Net Cash Used In Investing Activities	(80,470)	(87,950)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	147,500	56,641
Payments on Long-Term Debt	(86,963)	(63,916)
Cash Paid for Loan Fees	(900)	(1,968)
Cash Proceeds from Payments for Stock Options and Stock Issuance	(4)	—
Cash Used to Purchase Common Stock	—	(4,100)
Cash Paid for Vesting of Restricted Stock	(436)	(538)
Cash Paid for Equity Issuance Costs	(428)	—
Dividends Paid	(11,795)	(2,347)
Net Cash Provided By (Used In) Financing Activities	46,974	(16,228)
Net Decrease in Cash and Cash Equivalents	(15,206)	(94,493)
Cash and Cash Equivalents, Beginning of Period	33,825	134,904
Cash and Cash Equivalents, End of Period	$18,619	$40,411

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$4,701	$10,701
Restricted Cash	13,918	29,710
Total Cash	$18,619	$40,411

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, in thousands)

	Six Months Ended
	June 30, 2021	June 30, 2020
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Taxes, net of Refunds Received	$170	$203
Cash Paid for Interest	$4,022	$5,636

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Convertible Note Exchange	$—	$57,359
Equity Component of Convertible Debt	$—	$5,248
Dividends Declared and Unpaid	$287	$—
Assumption of Mortgage Note Payable by Buyer	$30,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS

Description of Business

We are a publicly traded diversified real estate investment trust (“REIT”) that was founded in 1910. We own and manage, sometimes utilizing third-party property management companies, 20 commercial real estate properties in 10 states in the United States. As of June 30, 2021, we owned 12 single-tenant and eight multi-tenant income-producing properties comprising 2.7 million square feet of gross leasable space.

In addition to our income property portfolio, as of June 30, 2021, our business included the following:

Management Services:

●	A fee-based management business that is engaged in managing Alpine Income Property Trust, Inc. (“PINE”) and the entity that currently holds 1,600 acres of undeveloped land in Daytona Beach, Florida (the “Land JV”), see Note 6, “Related Party Management Services Business”.

Commercial Loan and Master Lease Investments:

●	A portfolio of two commercial loan investments and two commercial properties, which are included in the 20 commercial real estate properties above, whose leases are classified as commercial loan and master lease investments.

Real Estate Operations:

●	A portfolio of subsurface mineral interests associated with approximately 420,000 surface acres in 20 counties in the State of Florida and a portfolio of mitigation credits (“Subsurface Interests”);

●	A retained interest in the Land JV, which has entered into an agreement to sell substantially all of its remaining 1,600 acres of undeveloped land in Daytona Beach, Florida; and

●	An interest in a joint venture that owns a 2,500 acre parcel of land in the western part of Daytona Beach, Florida and which is engaged in the operation of a mitigation bank (the “Mitigation Bank JV”), which, pursuant to a mitigation plan approved by the applicable state and federal authorities, produces mitigation credits that are marketed and sold to developers of land in the Daytona Beach area for the purpose of enabling the developers to obtain certain regulatory permits.

Our business also includes our investment in PINE. As of June 30, 2021, our investment totaled $38.8 million, or 15.8% of the PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

REIT Conversion

As of December 31, 2020, the Company had completed certain internal reorganization transactions necessary to begin operating in compliance with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes for the taxable year ended December 31, 2020.

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

Merger

On January 29, 2021, in connection with the REIT conversion, the Company completed the merger of CTO Realty Growth, Inc., a Florida corporation (“CTO FL”), with and into CTO NEWCO REIT, Inc. (“CTO MD ”), a wholly owned subsidiary of CTO FL (the “Merger”) in order to reincorporate in Maryland and facilitate its ongoing compliance with the REIT requirements by ensuring that certain standard REIT ownership limitations and transfer restrictions apply to CTO MD’s capital stock.

As a result of the Merger, existing shares of CTO FL common stock were automatically converted, on a one-for-one basis, into shares of common stock of CTO MD. CTO MD is a corporation organized in the state of Maryland and has been renamed “CTO Realty Growth, Inc.”  CTO MD’s charter includes certain standard REIT provisions, including ownership limitations and transfer restrictions applicable to the Company’s capital stock. See Note 14, “Equity” for the Company’s disclosure related to the equity adjustments recorded during the three months ended March 31, 2021 in connection with the Merger.

In connection with the REIT conversion and the Merger, CTO FL applied to list CTO MD’s common stock on the New York Stock Exchange (the “NYSE”) under CTO FL’s ticker symbol, “CTO.”  This application was approved, and CTO MD’s common stock began trading on the NYSE on February 1, 2021 under the ticker symbol “CTO.”

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus as a pandemic (the “COVID-19 Pandemic”), which has spread throughout the United States. The impact of the COVID-19 Pandemic has evolved rapidly, with many jurisdictions taking drastic measures to limit the spread of the virus by instituting quarantines or lockdowns and imposing travel restrictions. Such actions have created significant disruptions to global supply chains, and adversely impacted several industries, including airlines, hospitality, retail and the broader real estate industry.

As a result of the approval of multiple COVID-19 vaccines for use and the distribution of such vaccines among the general population, a number of jurisdictions have reopened and loosened restrictions. However, wide disparities in vaccination rates and continued vaccine hesitancy, combined with the emergence of COVID-19 variants and surges in COVID-19 cases, could trigger the reinstatement of further restrictions. Such restrictions could include mandatory business shut-downs, travel restrictions, reduced business operations and social distancing requirements.

The future impact of the COVID-19 Pandemic on the real estate industry and the Company’s financial condition and results of operations is uncertain and cannot be predicted currently since it depends on several factors beyond the control of the Company, including, but not limited to: (i) the uncertainty surrounding the severity and duration of the

COVID-19 Pandemic, including possible recurrences and differing economic and social impacts of the COVID-19 Pandemic in various regions of the United States; (ii) the effectiveness of the United States public health response; (iii) the COVID-19 Pandemic’s impact on the United States and global economies; (iv) the timing, scope and effectiveness of additional governmental responses to the COVID-19 Pandemic; (v) the availability of a treatment and effectiveness of vaccines approved for COVID-19 and the willingness of individuals to get vaccinated; (vi) changes in how certain types of commercial property are used while maintaining social distancing and other techniques intended to control the impact of COVID-19; (vii) the impact of phase out of economic stimulus measures, the inflationary pressure of economic stimulus, and the eventual halt and reversal by the U.S. Treasury of asset purchases; and (viii) the uneven impact on the Company’s tenants, real estate values and cost of capital.

Contractual Base Rent (“CBR”) represents the amount owed to the Company under the current terms of its lease agreements. As a result of the COVID-19 Pandemic, during the year ended December 31, 2020, the Company agreed to defer or abate certain CBR in exchange for additional lease term or other lease enhancing additions. Repayments of the remaining balance of deferred CBR began in the third quarter of 2020, with payments continuing, in some cases, into 2023.

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

The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of June 30, 2021 include certain amounts over the Federal Deposit Insurance Corporation limits.

Restricted Cash

Restricted cash totaled $13.9 million at June 30, 2021, of which $13.8 million is being held in an escrow account to be reinvested through the like-kind exchange structure into other income properties and $0.1 million is being held in a separate escrow account in connection with the sale of a ground lease located in Daytona Beach, Florida.

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

The Company documented the relationship between the hedging instruments and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transactions. At the hedges’ inception, the Company formally assessed whether the derivatives that are used in hedging the transactions are highly effective in offsetting changes in cash flows of the hedged items, and we will continue to do so on an ongoing basis. As the terms of each interest rate swap and the associated debts are identical, both hedging instruments qualify for the shortcut method; therefore, it is assumed that there is no hedge ineffectiveness throughout the entire term of the hedging instruments.

Changes in fair value of the hedging instruments that are highly effective and designated and qualified as cash-flow hedges are recorded in other comprehensive income and loss, until earnings are affected by the variability in cash flows of the designated hedged items.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at June 30, 2021 and December 31, 2020, approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s Credit Facility (hereinafter defined) as of June 30, 2021 and December 31, 2020, approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s fixed rate commercial loan and master lease investments, the 2026 Term Loan (hereinafter defined), and convertible debt held as of June 30, 2021 and December 31, 2020 are measured at fair value based on current market rates for financial instruments with similar risks and maturities (see Note 10, “Fair Value of Financial Instruments”).

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

Accounts Receivable

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of accrued tenant reimbursable expenses and other tenant receivables. Receivables related to income property tenants totaled $1.1 million and $2.3 million as of June 30, 2021 and December 31, 2020, respectively. The $1.2 million decrease is primarily attributable to a decrease in estimated accrued receivables for variable lease payments including common area maintenance, insurance, real estate taxes and other operating expenses.

Accounts receivable related to real estate operations, which are classified in other assets on the consolidated balance sheets, totaled $1.4 million and $1.3 million as of June 30, 2021 and December 31, 2020, respectively. The accounts receivable as of June 30, 2021 and December 31, 2020 are primarily related to the reimbursement of certain infrastructure costs completed by the Company in conjunction with two land sale transactions that closed during the fourth quarter of 2015 as more fully described in Note 13, “Other Assets.”

The collectability of the aforementioned receivables shall be considered and adjusted through an allowance for credit losses pursuant to ASC 326, Financial Instruments-Credit Losses. As of June 30, 2021 and December 31, 2020, the Company recorded an allowance for doubtful accounts of $0.4 million and $0.5 million, respectively.

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

In accordance with FASB guidance, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term unless management believes that it is likely that the tenant will renew the lease upon expiration, in which case the Company amortizes the value attributable to the renewal over the renewal period. The value of in-place leases and leasing costs are amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

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

Income Taxes

The Company intends to elect to be taxed as a REIT for U.S. federal income tax purposes under the Code commencing with its taxable year ended December 31, 2020, upon filing of its tax return for such taxable year. The Company believes that, commencing with such taxable year, it has been organized and has operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws. The Company intends to continue to operate in such a manner. As a REIT, the Company will be subject to U.S. federal and state income taxation at corporate rates on its net taxable income; the Company, however, may claim a deduction for the amount of dividends paid to its stockholders. Amounts distributed as dividends by the Company will be subject to taxation at the stockholder level only. While the Company must distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to qualify as a REIT, the Company intends to distribute all of its net taxable income. The Company is allowed certain other non-cash deductions or adjustments, such as depreciation expense, when computing its REIT taxable income and distribution requirement. These deductions permit the Company to reduce its dividend payout requirement under U.S. federal income tax laws. Certain states may impose minimum franchise taxes. To comply with certain REIT requirements, we hold certain of our non-REIT assets and operations through TRSs and subsidiaries of TRSs, which will be subject to applicable U.S. federal, state and local corporate income tax on their taxable income. For the periods presented, the Company held a total of five TRSs subject to taxation. The Company’s TRSs will file separately as C-Corporations.

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

The following table summarizes the Company’s revenue from continuing operations by segment, major good and/or service, and the related timing of revenue recognition for the three months ended June 30, 2021 (in thousands):

	Income Properties	Management Services	Commercial Loan and Master Lease Investments	Real Estate Operations	Total Revenues
Major Good / Service:
Lease Revenue - Base Rent	$9,883	$—	$—	$—	$9,883
Lease Revenue - CAM	565	—	—	—	565
Lease Revenue - Reimbursements	692	—	—	—	692
Lease Revenue - Billboards	3	—	—	—	3
Above / Below Market Lease Accretion	338	—	—	—	338
Contributed Leased Assets Accretion	38	—	—	—	38
Management Services	—	752	—	—	752
Commercial Loan and Master Lease Investments	—	—	709	—	709
Subsurface Revenue	—	—	—	793	793
Land Sales Revenue	—	—	—	455	455
Interest and Other Revenue	55	—	—	—	55
Total Revenues	$11,574	$752	$709	$1,248	$14,283

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$—	$1,248	$1,248
Services Transferred Over Time	55	752	—	—	807
Over Lease Term	11,519	—	—	—	11,519
Commercial Loan and Master Lease Investment Related Revenue	—	—	709	—	709
Total Revenues	$11,574	$752	$709	$1,248	$14,283

The following table summarizes the Company’s revenue from continuing operations by segment, major good and/or service, and the related timing of revenue recognition for the three months ended June 30, 2020 (in thousands):

	Income Properties	Management Services	Commercial Loan and Master Lease Investments	Real Estate Operations	Total Revenues
Major Good / Service:
Lease Revenue - Base Rent	$9,271	$—	$—	$—	$9,271
Lease Revenue - CAM	856	—	—	—	856
Lease Revenue - Reimbursements	612	—	—	—	612
Lease Revenue - Billboards	82	—	—	—	82
Above / Below Market Lease Accretion	444	—	—	—	444
Contributed Leased Assets Accretion	44	—	—	—	44
Management Services	—	695	—	—	695
Commercial Loan and Master Lease Investments	—	—	835	—	835
Subsurface Revenue - Other	—	—	—	1	1
Fill Dirt and Other Revenue	—	—	—	6	6
Interest and Other Revenue	164	—	—	—	164
Total Revenues	$11,473	$695	$835	$7	$13,010

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$—	$7	$7
Services Transferred Over Time	164	695	—	—	859
Over Lease Term	11,309	—	—	—	11,309
Commercial Loan and Master Lease Investment Related Revenue	—	—	835	—	835
Total Revenues	$11,473	$695	$835	$7	$13,010

The following table summarizes the Company’s revenue from continuing operations by segment, major good and/or service, and the related timing of revenue recognition for the six months ended June 30, 2021 (in thousands):

	Income Properties	Management Services	Commercial Loan and Master Lease Investments	Real Estate Operations	Total Revenues
Major Good / Service:
Lease Revenue - Base Rent	$19,064	$—	$—	$—	$19,064
Lease Revenue - CAM	1,077	—	—	—	1,077
Lease Revenue - Reimbursements	1,898	—	—	—	1,898
Lease Revenue - Billboards	3	—	—	—	3
Above / Below Market Lease Accretion	734	—	—	—	734
Contributed Leased Assets Accretion	159	—	—	—	159
Management Services	—	1,421	—	—	1,421
Commercial Loan and Master Lease Investments	—	—	1,410	—	1,410
Subsurface Revenue	—	—	—	2,686	2,686
Land Sales Revenue		—	—	455	455
Interest and Other Revenue	88	—	—	—	88
Total Revenues	$23,023	$1,421	$1,410	$3,141	$28,995

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$—	$3,141	$3,141
Services Transferred Over Time	88	1,421	—	—	1,509
Over Lease Term	22,935	—	—	—	22,935
Commercial Loan and Master Lease Investment Related Revenue	—	—	1,410	—	1,410
Total Revenues	$23,023	$1,421	$1,410	$3,141	$28,995

The following table summarizes the Company’s revenue from continuing operations by segment, major good and/or service, and the related timing of revenue recognition for the six months ended June 30, 2020 (in thousands):

	Income Properties	Management Services	Commercial Loan and Master Lease Investments	Real Estate Operations	Total Revenues
Major Good / Service:
Lease Revenue - Base Rent	$18,021	$—	$—	$—	$18,021
Lease Revenue - CAM	1,586	—	—	—	1,586
Lease Revenue - Reimbursements	1,486	—	—	—	1,486
Lease Revenue - Billboards	127	—	—	—	127
Above / Below Market Lease Accretion	918	—	—	—	918
Contributed Leased Assets Accretion	87	—	—	—	87
Management Services	—	1,397	—	—	1,397
Commercial Loan and Master Lease Investments	—	—	1,887	—	1,887
Mitigation Credit Sales	—	—	—	4	4
Subsurface Revenue - Other	—	—	—	78	78
Fill Dirt and Other Revenue	—	—	—	6	6
Interest and Other Revenue	251	—	—	—	251
Total Revenues	$22,476	$1,397	$1,887	$88	$25,848

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$—	$88	$88
Services Transferred Over Time	251	1,397	—	—	1,648
Over Lease Term	22,225	—	—	—	22,225
Commercial Loan and Master Lease Investment Related Revenue	—	—	1,887	—	1,887
Total Revenues	$22,476	$1,397	$1,887	$88	$25,848

NOTE 4. INCOME PROPERTIES AND LEASES

Leasing revenue consists of long-term rental revenue from retail, office, and commercial income properties, and billboards, which is recognized as earned, using the straight-line method over the life of each lease. Lease payments below include straight-line base rental revenue as well as the non-cash accretion of above and below market lease amortization.

The components of leasing revenue are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Leasing Revenue
Lease Payments	$10,259	$9,759	$19,957	$19,026
Variable Lease Payments	1,315	1,714	3,066	3,450
Total Leasing Revenue	$11,574	$11,473	$23,023	$22,476

Minimum future base rental revenue on non-cancelable leases subsequent to June 30, 2021, for the next five years ended December 31 are summarized as follows (in thousands):

Year Ending December 31,	Amounts
Remainder of 2021	$21,512
2022	43,476
2023	41,998
2024	38,494
2025	37,138
2026 and thereafter (cumulative)	197,004
Total	$379,622

2021 Acquisitions. During the six months ended June 30, 2021, the Company acquired three multi-tenant income properties for an aggregate purchase price of $111.0 million, or a total acquisition cost of $111.3 million including capitalized acquisition costs. Of the total acquisition cost, $40.4 million was allocated to land, $41.4 million was allocated to buildings and improvements, and $29.5 million was allocated to intangible assets pertaining to the in-place lease value, leasing costs, and above market lease value and $0.05 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 7.1 years at acquisition.

The properties acquired during the six months ended June 30, 2021 are described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Purchase Price ($000's)	Percentage Leased at Acquisition	Remaining Lease Term at Acquisition Date (in years)
Jordan Landing	Multi-Tenant	West Jordan, UT	03/02/21	170,996	$20,000	100%	7.9
Eastern Commons	Multi-Tenant	Henderson, NV	03/10/21	146,667	18,500	88%	6.9
Shops at Legacy	Multi-Tenant	Plano, TX	06/23/21	236,432	72,500	83%	6.9
		Total / Weighted Average		554,095	$111,000		7.1

2021 Dispositions. During the six months ended June 30, 2021, the Company disposed of one multi-tenant income property and nine single-tenant income properties.

The properties disposed of during the six months ended June 30, 2021 are described below (in thousands):

Tenant Description	Tenant Type	Date of Disposition	Sales Price	Gain on Sale
World of Beer/Fuzzy's Taco Shop, Brandon, FL	Multi-Tenant	01/20/21	$2,310	$599
Moe's Southwest Grill, Jacksonville, FL	Single-Tenant	02/23/21	2,541	109
Burlington, N. Richland Hills, TX	Single-Tenant	04/23/21	11,528	61
Staples, Sarasota, FL	Single-Tenant	05/07/21	4,650	662
CMBS Portfolio (1)	Single-Tenant	06/30/21	44,500	3,899
Total			$65,529	$5,330
(1)	On June 30, 2021, the Company sold six single-tenant income properties (the “CMBS Portfolio”) to PINE for an aggregate purchase price of $44.5 million.

2021 Operational Highlights. During the six months ended, the Company signed leases totaling 186,055 square feet. A summary of the Company’s leasing activity is as follows (in thousands, except square foot and lease term data):

Retail	Square Feet	Weighted Average Lease Term (in years)	Cash Rent Per Square Foot	Tenant Improvements	Leasing Commissions
New Leases	22.1	9.9	$21.08	$2,734	$146
Renewals & Extensions	164.0	5.3	$8.98	633	23
Total / Weighted Average	186.1	6.4	$10.42	$3,367	$169

2020 Acquisitions. During the six months ended June 30, 2020, the Company acquired two multi-tenant income properties for an aggregate purchase price of $137.2 million, or a total acquisition cost of $137.7 million including capitalized acquisition costs. Of the total acquisition cost, $46.7 million was allocated to land, $74.0 million was allocated to buildings and improvements, $18.8 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and $1.8 million was allocated to intangible liabilities for the below market lease value.

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

The properties disposed of during the six months ended June 30, 2020 are described below (in thousands):

Tenant Description	Tenant Type	Date of Disposition	Sales Price	Gain (Loss) on Sale
CVS, Dallas, TX	Single-Tenant	04/24/20	$15,222	$854
Wawa, Daytona Beach, FL	Single-Tenant	04/29/20	6,002	1,769
JPMorgan Chase Bank, Jacksonville, FL	Single-Tenant	06/18/20	6,715	960
7-Eleven, Dallas, TX	Multi-Tenant	06/26/20	2,400	(46)
Bank of America, Monterey, CA	Single-Tenant	06/29/20	9,000	3,892
		Total / Weighted Average	$39,339	$7,429

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

2021 Activity. On June 30, 2021, the Company originated a loan in connection with the sale of a land parcel with an existing structure located in Daytona Beach, Florida. The principal loan amount of $0.4 million bears interest at a fixed rate of 10.00% and has an initial term of 1.5 years.

The Company’s commercial loan and master lease investments were comprised of the following at June 30, 2021  (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Ground Lease Loan – 400 Josephine Street, Austin, TX	July 2019	N/A	$16,250	$16,250	$17,006	N/A
Master Tenant – Hialeah Lease Loan – Hialeah, FL	September 2020	N/A	21,085	21,085	21,121	N/A
Mortgage Note – 4311 Maple Avenue – Dallas, TX	October 2020	April 2023	400	400	393	7.50%
Mortgage Note – 110 N Beach Street – Daytona Beach, FL	June 2021	December 2022	364	364	364	10.00%
			$38,099	$38,099	$38,884

The Company’s commercial loan and master lease investments were comprised of the following at December 31, 2020 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Ground Lease Loan – 400 Josephine Street, Austin, TX	July 2019	N/A	$16,250	$16,250	$16,827	N/A
Master Tenant – Hialeah Lease Loan – Hialeah, FL	September 2020	N/A	21,085	21,085	21,101	N/A
Mortgage Note – 4311 Maple Avenue – Dallas, TX	October 2020	April 2023	400	400	392	7.50%
			$37,735	$37,735	$38,320

The carrying value of the commercial loan and master lease investments portfolio at June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	As of
	June 30, 2021	December 31, 2020
Current Face Amount	$38,099	$37,735
Imputed Interest over Rent Payments Received	792	593
Unaccreted Origination Fees	(3)	(4)
CECL Reserve	(4)	(4)
Total Commercial Loan and Master Lease Investments	$38,884	$38,320

NOTE 6. RELATED PARTY MANAGEMENT SERVICES BUSINESS

Alpine Income Property Trust. Pursuant to the Company’s management agreement with PINE, we will generate a base management fee equal to 0.375% per quarter of PINE’s total equity (as defined in the management agreement and based on a 1.5% annual rate), calculated and payable in cash, quarterly in arrears. The structure of the base fee provides us with an opportunity for our base fee to grow should PINE’s independent board members determine to raise additional equity capital in the future. We also have an opportunity to achieve additional cash flows as manager of PINE pursuant an annual incentive fee based on PINE’s total stockholder return exceeding an 8% cumulative annual hurdle rate (the “Outperformance Amount”) subject to a high-water mark price. PINE would pay the Company an incentive fee with respect to each annual measurement period in the amount of the greater of (i) $0.00 and (ii) the product of (a) 15% multiplied by (b) the Outperformance Amount multiplied by (c) the weighted average shares. No incentive fee was earned for the year ended December 31, 2020.

During the three and six months ended June 30, 2021, the Company earned management fee revenue from PINE totaling $0.72 million and $1.36 million, respectively. Dividend income for the three and six months ended June 30, 2021 totaled $0.5 million and $1.0 million, respectively. During the three and six months ended June 30, 2020, the Company earned management fee revenue from PINE totaling $0.64 million and $1.29 million, respectively. Dividend income for the three and six months ended June 30, 2020 totaled $0.4 million and $0.8 million, respectively. Management fee revenue from PINE, included in management services, and dividend income, included in investment and other income (loss), are reflected in the accompanying consolidated statements of operations.

The following table represents amounts due from PINE to the Company as of June 30, 2021 and December 31, 2020 which are included in other assets on the consolidated balance sheets (in thousands):

	As of
Description	June 30, 2021	December 31, 2020
Management Services Fee due from PINE	$721	$631
Dividend Receivable	99	—
Other	560	35
Total	$1,380	$666

On November 26, 2019, as part of the initial public offering (the “IPO”) of PINE on the NYSE, the Company sold PINE 15 properties for aggregate cash consideration of $125.9 million. Additionally, in connection with the IPO, the Company contributed to the PINE Operating Partnership five properties in exchange for an aggregate of 1,223,854 OP Units, which had an initial value of $23.3 million.

During the three months ended June 30, 2021, PINE exercised its right to purchase the following properties from the Company pursuant to the exclusivity and right of first offer agreement (i) the CMBS Portfolio for a purchase price of $44.5 million, and (ii) one single-tenant income property for a purchase price of $11.5 million.  In connection with the sale of the CMBS Portfolio, PINE assumed the related $30.0 million mortgage note payable which resulted in a loss on the extinguishment of debt of $0.5 million due to the write off of unamortized debt issuance costs. These sales were completed during the three months ended June 30, 2021.

Land JV. Pursuant to the terms of the operating agreement for the Land JV, the initial amount of the management fee was $20,000 per month. The management fee is evaluated quarterly and as land sales occur in the Land JV, the basis for our management fee is reduced as the management fee is based on the value of real property that remains in the Land JV. The monthly management fee as of June 30, 2021 was $10,000 per month.

During the three and six months ended June 30, 2021 the Company earned management fee revenue from the Land JV totaling $0.03 million and $0.06 million, respectively, and was collected in full during the periods earned. During the three and six months ended June 30, 2020 the Company earned management fee revenue from the Land JV totaling $0.05 million and $0.1 million, respectively, and was collected in full during the periods earned. Management fee revenue from the Land JV is included in management services in the accompanying consolidated statements of operations.

NOTE 7. REAL ESTATE OPERATIONS

Real Estate Operations

Land and development costs at June 30, 2021 and December 31, 2020 were as follows (in thousands):

	As of
	June 30, 2021	December 31, 2020
Land and Development Costs	$6,005	$6,377
Subsurface Interests	679	706
Total Land and Development Costs	$6,684	$7,083

Revenue from continuing real estate operations consisted of the following for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Mitigation Credit Sales	$—	$—	$—	$4
Subsurface Revenue	793	1	2,686	78
Land Sales Revenue	455	—	455	—
Fill Dirt and Other Revenue	—	6	—	6
Total Real Estate Operations Revenue	$1,248	$7	$3,141	$88

Daytona Beach Development. The Company owns a six-acre parcel of land with existing structures in downtown Daytona Beach and other contiguous parcels that were acquired for an aggregate of $4.1 million, representing the substantial portion of an entire city block in downtown Daytona Beach adjacent to International Speedway Boulevard, a major thoroughfare in Daytona Beach. We have engaged a national real estate brokerage firm to assist us in identifying a developer or investor to acquire a portion or all of the property or to contribute into a potential joint venture to redevelop the property. As of June 30, 2021, we have incurred $1.6 million in raze and entitlement costs related to these parcels which is included in land and development costs on the consolidated balance sheets. Subsequent to June 30, 2021, the Company entered into a purchase and sale agreement to sell the six-acre parcel for a sales price of $6.25 million. The closing of the sale is anticipated to occur prior to year-end and is subject to completion of customary due diligence and closing conditions.

Other Real Estate Assets. The Company owns mitigation credits with a cost basis of $2.6 million as of June 30, 2021, representing no change from the balance as of December 31, 2020. During the six months ended June 30, 2020, a total of 20 mitigation credits were acquired from the Mitigation Bank, as defined in Note 7, “Investments in Joint Ventures,”  totaling $1.5 million, or $75,000 per credit. The cost basis was reduced by the impact of 16 mitigation credits with a cost basis of $1.2 million that were provided at no cost to buyers. Additionally, the Company purchased 2 mitigation credits from the Mitigation Bank JV, for $0.2 million during the six months ended June 30, 2020. The aggregate cost of sales charge of  $1.4 million, was included in direct costs of revenues of real estate operations during the six months ended June 30, 2020 in the consolidated statements of operations. Mitigation credit sales totaled less than $0.01 million during the six months ended June 30, 2020, with no such sales occurring during the six months ended June 30, 2021.

Subsurface Interests. As of June 30, 2021, the Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 420,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage. During the six months ended June 30, 2021, the Company sold approximately 34,500 acres of subsurface oil, gas, and mineral rights for a sales price of $2.6 million, which revenues are included within real estate operations in the consolidated statements of operations. There were no subsurface sales during the six months ended June 30, 2020. Revenues received from oil royalties totaled $0.03 million and $0.01 million during the six months ended June 30, 2021 and 2020, respectively.

The Company is not prohibited from selling any or all of its Subsurface Interests. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee typically based on a percentage of the surface value. Should the Company complete a transaction to sell all or a portion of its Subsurface Interests or complete a release transaction, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments including income-producing properties. Cash payments for the release of surface entry rights totaled $0.07 million during each of the six months ended June 30, 2021 and 2020.

Land Impairments. There were no impairment charges on the Company’s undeveloped land holdings, or its income property portfolio during the three and six months ended June 30, 2021 and 2020. The $16.5 million impairment charge recognized during the three months ended June 30, 2021 is related to the Company’s retained interest in the Land JV as a result of the estimated proceeds to be received in connection with the contract entered into with Timberline Acquisition Partners, an affiliate of Timberline Real Estate Partners (“Timberline”), for the sale of substantially all of its remaining land, including any land that was previously under contract, for $67.0 million.

NOTE 8. INVESTMENTS IN JOINT VENTURES

The Company’s Investment in Joint Ventures was as follows as of June 30, 2021 and December 31, 2020 (in thousands):

	As of
	June 30, 2021	December 31, 2020
Land JV	$25,576	$41,765
Mitigation Bank JV	6,921	6,912
Total Investment in Joint Ventures	$32,497	$48,677

Land JV. The Company’s retained interest in the Land JV represents a notional 33.5% stake in the venture, the value of which may be realized in the form of distributions based on the timing and the amount of proceeds achieved when the land is ultimately sold by the Land JV. As of June 30, 2021, the Land JV had completed $79.7 million in land sales since its inception in mid-October 2019. During the second quarter of 2021, the Land JV entered into a binding contract with Timberline, for the sale of substantially all of its remaining 1,600 acres of land, including any parcels that were previously under contract, for $67.0 million. Completion of the sale to Timberline under the above-referenced contract would result in estimated proceeds to the Company, after distributions to the other member of the Land JV, and before taxes, of $25.6 million. Accordingly, during the three months ended June 30, 2021, the Company recorded an impairment charge of $16.5 million to reduce the balance of the investment in the Land JV to the amount of the estimated proceeds from the potential sale to Timberline. The closing of the sale to Timberline is anticipated to occur prior to year-end and is subject to completion of customary due diligence and closing conditions. As of June 30, 2021, the Company, as manager of the Land

JV, continues to pursue the sale of individual parcels within the remaining 1,600 acres, which sales would be subject to approval by Timberline.

The Company currently serves as the manager of the Land JV and is responsible for day-to-day operations at the direction of the JV Partners. All major decisions and certain other actions that can be taken by the manager must be approved by the unanimous consent of the JV Partners (the “Unanimous Actions”). Unanimous Actions include such matters as the approval of pricing for all land parcels in the Land JV; approval of contracts for the sale of land that contain material revisions to the standard purchase contract of the Land JV; entry into any lease agreement affiliated with the Land JV;  entering into listing or brokerage agreements; approval and amendment of the Land JV’s operating budget; obtaining financing for the Land JV; admission of additional members; and dispositions of the Land JV’s real property for amounts less than market value. Pursuant to the Land JV’s operating agreement, the Land JV paid the manager a management fee in the initial amount of $20,000 per month. The management fee is evaluated quarterly and as land sales occur in the Land JV, the basis for our management fee is reduced as the management fee is based on the value of real property that remains in the Land JV. The monthly management fee as of June 30, 2021 was $10,000 per month.

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

The following table provides summarized financial information of the Land JV as of June 30, 2021 and December 31, 2020 (in thousands):

	As of
	June 30, 2021	December 31, 2020
Assets, Cash and Cash Equivalents	$810	$802
Assets, Prepaid Expenses	173	117
Assets, Investment in Land Assets	6,278	5,658
Total Assets	$7,261	$6,577

Liabilities, Accounts Payable, Accrued Expenses, Deferred Revenue	$164	$228
Equity	$7,097	$6,349
Total Liabilities & Equity	$7,261	$6,577

The following table provides summarized financial information of the Land JV for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues	$—	$680	$21	$7,826
Direct Cost of Revenues	(44)	(269)	(125)	(3,375)
Operating Income (Loss)	$(44)	$411	$(104)	$4,451
Other Operating Expenses	(77)	(137)	(148)	(274)
Net Income (Loss)	$(121)	$274	$(252)	$4,177

The Company’s share of the Land JV’s net income (loss) was zero for the three and six months ended June 30, 2021 and 2020. Pursuant to ASC 323, certain adjustments are made when calculating the Company’s share of net income, including adjustments required to reflect the investor’s share of changes in investee’s capital to reflect distributions from the venture. Additionally, basis differences are also considered. The Company recorded the retained interest in the Land JV of $48.9 million at the estimated fair market value based on the relationship of the $97.0 million sales price of the 66.5% equity interest to the 33.5% retained interest. The Land JV recorded the assets contributed by the Company at carry-over basis pursuant to ASC 845 which states that transfers of nonmonetary assets should typically be recorded at the transferor’s historical cost basis. Accordingly, the Company’s basis difference in the 33.5% retained equity interest will be evaluated each quarter upon determining the Company’s share of the Land JV’s net income. Although no adjustment was required related to the Company’s share of the Land JV’s net income for the three and six months ended June 30, 2021 or 2020, the Company did record an impairment of $16.5 million during the three months ended June 30, 2021 on the retained equity interest as a result of the estimated proceeds to be received from the potential sale to Timberline.

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

The operating agreement of the Mitigation Bank JV (the “Operating Agreement”) executed in conjunction with the mitigation bank transaction stipulates that the Company shall arrange for sales of the Mitigation Bank JV’s mitigation credits to unrelated third parties totaling no less than $6.0 million of revenue to the Mitigation Bank JV, net of commissions, by the end of 2020, utilizing a maximum of 60 mitigation credits (the “Minimum Sales Requirement”). The Operating Agreement stipulates that if the Minimum Sales Requirement is not achieved, then BlackRock has the right, but is not required, to cause the Company to purchase the number of mitigation credits necessary to reach the Minimum Sales Requirement (the “Minimum Sales Guarantee”). As a result of not having achieved the Minimum Sales Requirement prior to December 31, 2020, during the first and second quarters of 2021, the Company has had active discussions with BlackRock regarding the Minimum Sales Guarantee. Based on those discussions, the Company currently anticipates that the Minimum Sales Guarantee payment would be paid to BlackRock in the latter half of 2021. The Company is also in discussion with BlackRock regarding the Company’s potential buyout of BlackRock’s position in the Mitigation Bank JV, the timing of which could occur in the latter half of 2021. There can be no assurances regarding the likelihood, timing, or final terms of such potential buyout.

During June 2018, upon closing the Mitigation Bank JV, the Company estimated the fair value of the Minimum Sales Guarantee at $0.1 million which was recorded as a reduction in the gain on the transaction and is included in accrued and other liabilities in the Company’s consolidated balance sheet. As of June 30, 2021, the Company considers the $0.1 million reasonable as upon payment of the Minimum Sales Guarantee, the Company will obtain mitigation credits, or the right to such credits, which would be recorded as an asset at the time of payment.

Additionally, the Operating Agreement provides BlackRock the right to cause the Company to purchase a maximum of 8.536 mitigation credits per quarter (the “Commitment Amount”) from the Mitigation Bank JV at a price equal to 60% of the then fair market value for mitigation credits (the “Put Right”). The Put Right is applicable even if the Mitigation Bank JV has not yet been awarded a sufficient number of mitigation credits by the applicable federal and state regulatory agencies. Further, in any quarter that BlackRock does not exercise its Put Right, the unexercised Commitment Amount for the applicable quarter may be rolled over to future calendar quarters. However, the Operating Agreement also stipulates that any amount of third-party sales of mitigation credits will reduce the Put Rights outstanding on a one-for-one basis, if the sales price of the third-party sales equals or exceeds the prices stipulated by the Put Right. Further, any sales of mitigation credits to third parties at the requisite minimum prices in a quarter that exceeds the quarterly amount of the Put Right will reduce the Put Rights in future calendar quarters on a one-for-one basis. The initial maximum potential of future payments for the Company pursuant to the Put Right was $27.0 million. The Company estimated the fair value of the Put Right to be $0.2 million, which was recorded as a reduction in the gain on the transaction and is included in accrued and other liabilities in the Company’s consolidated balance sheet.

During the year ended December 31, 2020, BlackRock exercised its Put Right and put 48 mitigation credits to the Company inclusive of (i) 20 mitigation credits acquired during the three months ended March 31, 2020 totaling $1.5 million, or $75,000 per credit, (ii) 20 mitigation credits acquired during the three months ended September 30, 2020 totaling $1.5 million, or $75,000 per credit, and (iii) 8 mitigation credits acquired during the three months ended December 31, 2020 totaling $0.6 million, or $75,000 per credit. During the six months ended June 30, 2021, BlackRock did not exercise its Put Right. The Company evaluated the impact of the exercised Put Right on the fair value of the Company’s investment in the Mitigation Bank JV of $6.9 million, and on the fair value of the mitigation credits purchased as of June 30, 2021 and December 31, 2020, noting no impairment issues. The Company evaluates its estimates of fair value on an ongoing basis; however, actual results may differ from those estimates.

The following tables provide summarized financial information of the Mitigation Bank JV as of June 30, 2021 and December 31, 2020 (in thousands):

	As of
	June 30, 2021	December 31, 2020
Assets, Cash and Cash Equivalents	$1,764	$1,890
Assets, Prepaid Expenses	25	20
Assets, Investment in Mitigation Credit Assets	1,413	1,409
Assets, Property, Plant, and Equipment—Net	13	14
Total Assets	$3,215	$3,333

Liabilities, Accounts Payable, Accrued Liabilities	$3	$17
Equity	$3,212	$3,316
Total Liabilities & Equity	$3,215	$3,333

The following table provides summarized financial information of the Mitigation Bank JV for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues	$—	$12	$104	$1,878
Direct Cost of Revenues	—	(1)	(7)	(81)
Operating Income	$—	$11	$97	$1,797
Other Operating Expenses	(13)	(72)	(113)	(148)
Net Income (Loss)	$(13)	$(61)	$(16)	$1,649

The Company’s share of the Mitigation Bank JV’s net income (loss) was zero for the three and six months ended June 30, 2021 and 2020. Pursuant to ASC 323, certain adjustments are made when calculating the Company’s share of net income, including adjustments required to reflect the investor’s share of changes in investee’s capital to reflect distributions from the venture. Additionally, basis differences are also considered. The Company recorded the initial retained interest in the Mitigation Bank JV of $6.8 million in June 2018 at the estimated fair market value based on the relationship of the $15.3 million sales price of the 70% equity interest to the 30% retained interest. The Mitigation Bank JV recorded the assets contributed by the Company at carry-over basis pursuant to ASC 845 which states that transfers of nonmonetary assets  should typically be recorded at the transferor’s historical cost basis. Accordingly, the Company’s basis difference in the 30% retained equity interest will be evaluated each quarter upon determining the Company’s share of the Mitigation Bank JV’s net income.

NOTE 9. INVESTMENT SECURITIES

On November 26, 2019, the Company purchased 394,737 shares of PINE common stock for a total purchase price of $7.5 million in a private placement. Also, on November 26, 2019, the Company purchased 421,053 shares of PINE common stock in the IPO for a total purchase price of $8.0 million. Including the 1,223,854 OP Units the Company received in exchange for the contribution of certain income properties to the PINE Operating Partnership, as of June 30, 2021, the Company owns, in the aggregate, 2.04 million shares of PINE, or 15.8% of PINE’s total shares outstanding for an initial investment of $38.8 million.  The Company has elected the fair value option related to the aggregate investment in securities of PINE pursuant to ASC 825, otherwise such investments would have been accounted for under the equity method.

The Company calculates the unrealized gain or loss based on the closing stock price of PINE at each respective balance sheet date. The unrealized, non-cash gains and losses resulting from the changes in the closing stock price of PINE are included in investment and other income (loss) in the consolidated statements of operations for the three and six months ended June 30, 2021 and 2020.

The Company’s available-for-sale securities as of June 30, 2021 and December 31, 2020 are summarized below (in thousands):

	Cost	Unrealized Gains in Investment Income	Unrealized Losses in Investment Income	Estimated Fair Value (Level 1 Inputs)
June 30, 2021
Common Stock	$15,500	$16	$—	$15,516
Operating Units	23,253	25	—	23,278
Total Equity Securities	38,753	41	—	38,794
Total Available-for-Sale Securities	$38,753	$41	$—	$38,794

December 31, 2020
Common Stock	$15,500	$—	$(3,271)	$12,229
Operating Units	23,253	—	(4,908)	18,345
Total Equity Securities	38,753	—	(8,179)	30,574
Total Available-for-Sale Securities	$38,753	$—	$(8,179)	$30,574

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$4,701	$4,701	$4,289	$4,289
Restricted Cash - Level 1	$13,918	$13,918	$29,536	$29,536
Commercial Loan and Master Lease Investments - Level 2	$38,884	$38,901	$38,320	$38,318
Long-Term Debt - Level 2	$304,886	$311,661	$273,830	$282,884

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

The following table presents the fair value of assets (liabilities) measured on a recurring basis by level as of June 30, 2021 and December 31, 2020 (in thousands):

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Cash Flow Hedge - Interest Rate Swap - BMO (1)	$(849)	$—	$(849)	$—
Cash Flow Hedge - Interest Rate Swap - BMO (2)	$109	$—	$109	$—
Investment Securities	$38,794	$38,794	$—	$—
December 31, 2020
Cash Flow Hedge - Interest Rate Swap - BMO (1)	$(1,772)	$—	$(1,772)	$—
Cash Flow Hedge - Interest Rate Swap - BMO (2)	$(50)	$—	$(50)	$—
Cash Flow Hedge - Interest Rate Swap - Wells Fargo (3)	$(88)	$—	$(88)	$—
Investment Securities	$30,574	$30,574	$—	$—
(1)

Effective March 31, 2020, utilized interest rate swap to achieve fixed interest rate of 0.7325% plus the applicable spread on $100.0 million of the outstanding principal balance on the Credit Facility, hereinafter defined.

(2)

Effective March 10, 2021, the Company redesignated the interest rate swap utilized to achieve a fixed interest rate of 0.2200% plus the applicable spread on $50.0 million of the outstanding principal balance under the Credit Facility, hereinafter defined, to $50.0 million principal balance on the 2026 Term Loan, hereinafter defined. The interest rate swap was entered into as of August 31, 2020. On April 13, 2021, the Company entered into an additional rate swap to extend the fixed rate through maturity on March 10, 2026.

(3)	Effective March 12, 2021, in connection with the payoff of the $23.2 million variable-rate mortgage loan secured by Wells Fargo Raleigh, the interest rate swap was terminated.

No assets were measured on a non-recurring basis as of June 30, 2021 or December 31, 2020.

NOTE 11. INTANGIBLE LEASE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	As of
	June 30, 2021	December 31, 2020
Intangible Lease Assets:
Value of In-Place Leases	$55,416	$44,558
Value of Above Market In-Place Leases	19,184	10,604
Value of Intangible Leasing Costs	16,338	13,285
Sub-total Intangible Lease Assets	90,938	68,447
Accumulated Amortization	(19,468)	(18,271)
Sub-total Intangible Lease Assets—Net	71,470	50,176
Intangible Lease Liabilities (included in accrued and other liabilities):
Value of Below Market In-Place Leases	(36,403)	(36,817)
Sub-total Intangible Lease Liabilities	(36,403)	(36,817)
Accumulated Amortization	13,944	12,654
Sub-total Intangible Lease Liabilities—Net	(22,459)	(24,163)
Total Intangible Assets and Liabilities—Net	$49,011	$26,013

During the six months ended June 30, 2021, the value of in-place leases increased by $10.9 million, the value of above-market in-place leases increased by $8.6 million, the value of intangible leasing costs increased by $3.1 million, and the value of below-market in-place leases increased by $0.4 million. Such increases reflect 2021 acquisitions, net of 2021 dispositions and the transference of two single-tenant outparcels transferred to held for sale as of June 30, 2021. Net accumulated amortization increased by $0.01 million, for a net increase during the six months ended June 30, 2021 of $23.0 million.

As of June 30, 2021 and December 31, 2020, $18.7 million and $19.9 million, respectively, of the total below market in-place lease value is related to Wells Fargo Raleigh, which was acquired on November 18, 2015.

The following table reflects the net amortization of intangible assets and liabilities during the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Amortization Expense	$1,935	$2,136	$3,762	$4,017
Increase to Income Properties Revenue	(338)	(444)	(734)	(918)
Net Amortization of Intangible Assets and Liabilities	$1,597	$1,692	$3,028	$3,099

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Amount	Future Accretion to Income Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
Remainder of 2021	$4,563	$(377)	$4,186
2022	8,911	(782)	8,129
2023	8,797	(759)	8,038
2024	8,785	(662)	8,123
2025	6,616	(618)	5,998
2026 and thereafter	17,799	(3,262)	14,537
Total	$55,471	$(6,460)	$49,011

As of June 30, 2021, the weighted average amortization period of total intangible assets and liabilities was 8.4 years and 13.0 years, respectively.

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

There were no impairment charges on the Company’s undeveloped land holdings, or its income property portfolio during the three and six months ended June 30, 2021 and 2020. The $16.5 million impairment charge recognized during the three months ended June 30, 2021 is related to the Company’s retained interest in the Land JV as a result of the estimated proceeds to be received in connection with the contract entered into with Timberline for the sale of substantially all of its remaining land, including any land that was previously under contract, for $67.0 million.

NOTE 13. OTHER ASSETS

Other assets consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	As of
	June 30, 2021	December 31, 2020
Income Property Tenant Receivables	$1,069	$2,330
Income Property Straight-line Rent Adjustment and COVID-19 Deferral Balance	4,555	4,686
Operating Leases - Right-of-Use Asset	198	246
Golf Rounds Surcharge	390	454
Cash Flow Hedge - Interest Rate Swap	284	—
Infrastructure Reimbursement Receivables	1,350	1,336
Prepaid Expenses, Deposits, and Other	1,814	1,693
Due from Alpine Income Property Trust, Inc.	1,380	666
Financing Costs, Net of Accumulated Amortization	576	769
Total Other Assets	$11,616	$12,180

Income Property Straight-Line Rent Adjustment. As of June 30, 2021 and December 31, 2020, the straight-line rent adjustment includes a balance of $0.3 million and $1.0 million, respectively, of deferred rent related to the COVID-19 Pandemic. Pursuant to the interpretive guidance issued by the FASB in April 2020 on lease modifications, for leases in which deferred rent agreements were reached, the Company has continued to account for the lease concessions by recognizing the normal straight-line rental income and as the deferred rents are repaid by the tenant, the straight-line receivable will be reduced.

Infrastructure Reimbursement Receivables. As of June 30, 2021 and December 31, 2020, the infrastructure reimbursement receivables were all related to the land sales within the Tomoka Town Center. The balance as of June 30, 2021 consisted of $0.9 million due from Tanger for infrastructure reimbursement to be repaid in six remaining annual installments of approximately $0.2 million each, net of a discount of $0.1 million, and $0.4 million due from Sam’s Club for infrastructure reimbursement to be repaid in four remaining annual installments of $0.1 million each, net of a discount of $0.04 million.

NOTE 14. EQUITY

MERGER

As a result of the Merger, as described in Note 1, “Description of Business”, the Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. Prior to the Merger, the Company’s common stock had a par value of $1.00 per share. Accordingly, a $7.2 million adjustment to reduce common stock with a corresponding increase to additional paid-in capital was made during the three months ended March 31, 2021 and is reflected in the accompanying consolidated statements of stockholders’ equity.

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

ATM PROGRAM

On April 30, 2021, the Company implemented a $150.0 million “at-the-market” equity offering program (the “ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock.  The Company was not active under the ATM Program during the six months ended June 30, 2021.

PERPETUAL PREFERRED PUBLIC OFFERING

On June 28, 2021, the Company priced a public offering of 3,000,000 shares of its 6.375% Series A Cumulative Redeemable Preferred Stock at a public offering price of $25.00 per share. The offering closed on July 6, 2021 and generated total net proceeds to the Company of $72.4 million, after deducting the underwriting discount and expenses (see Note 26, “Subsequent Events”).

DIVIDENDS

The Company intends to elect to be taxed as a REIT for U.S. federal income tax purposes under the Code commencing with its taxable year ended December 31, 2020, upon filing of its tax return for such taxable year. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the Company. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the three and six months ended June 30, 2021, the Company declared and paid cash dividends on its common stock of $1.00 per share and $2.00 per share, respectively.

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

The following is a reconciliation of basic and diluted earnings per common share for each of the periods presented (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Income Available to Common Stockholders:
Net Income (Loss)	$(3,724)	$12,611	$4,061	$349

Weighted Average Shares Outstanding	5,898,280	4,653,627	5,888,735	4,682,511
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	—	—	—	—
Total Shares Applicable to Diluted Earnings Per Share	5,898,280	4,653,627	5,888,735	4,682,511

Per Share Information:
Basic and Diluted Net Income (Loss) per Share	$(0.63)	$2.71	$0.69	$0.07

There were no potentially dilutive securities for the three and six month periods ended June 30, 2021 or 2020. The effect of 37,552 and 39,402 potentially dilutive securities were not included for the six months ended June 30, 2021 and 2020, respectively, as the effect would be anti-dilutive.

The Company intends to settle its 3.875% Convertible Senior Notes due 2025 (the “Convertible Notes”) in cash upon conversion with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Convertible Notes will be included in our calculation of diluted net income (loss) per share using the treasury stock method. As such, the Convertible Notes have no impact on diluted net income (loss) per share until the price of our common stock exceeds the current conversion price of $53.06. The average price of our common stock during the six months ended June 30, 2021 did not exceed the conversion price which resulted in no additional diluted outstanding shares.

NOTE 16. SHARE REPURCHASES

In February 2020, the Company’s Board approved a $10.0 million stock repurchase program (the “$10.0 Million Repurchase Program”). During the six months ended June 30, 2020, the Company repurchased 88,565 shares of its common stock on the open market for a total cost of $4.1 million, or an average price per share of $46.29. The shares of the Company’s common stock repurchased during the six months ended June 30, 2020 were returned to the Company’s treasury. There were no repurchases of the Company’s common stock during the six months ended June 30, 2021. The $10.0 Million Repurchase Program does not have an expiration date.

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

NOTE 17. LONG-TERM DEBT

Our consolidated indebtedness as of June 30, 2021 was $311.0 million. The consolidated indebtedness was comprised of $249.3 million outstanding under our revolving credit facility (the “Credit Facility”), inclusive of the $65.0 million term loan (the “2026 Term Loan”) balance, and  $61.7 million principal amount of 2025 Notes.

Long-term debt, at face value, totaled $311.0 million at June 30, 2021, representing an increase of $30.5 million from the balance of $280.5 million at December 31, 2020. The $30.5 million increase in long-term debt was related to the impact of (i) net draws on the Credit Facility totaling $19.5 million, (ii) origination of the $50.0 million 2026 Term Loan under the Company’s Credit Facility and subsequent exercise of the accordion option of $15.0 million, (iii) payoff of the $23.2 million variable-rate mortgage note, (iv) assumption of the $30.0 million fixed-rate mortgage note by the buyer in connection with the disposition of the CMBS Portfolio during the second quarter of 2021, and (v) repurchase of $0.8 million aggregate amount of convertible notes. In connection with the payoff of the variable-rate mortgage note originated with Wells Fargo, the associated interest rate swap was terminated on March 12, 2021.

As of June 30, 2021, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt	Maturity Date	Interest Rate
Credit Facility (1)	$184,345	May 2023	30-day LIBOR plus [1.35% - 1.95%]
2026 Term Loan (2)	65,000	March 2026	0.22% plus [1.35% - 1.95%]
3.875% Convertible Senior Notes due 2025	61,688	April 2025	3.875%
Total Long-Term Face Value Debt	$311,033

(1)      Effective March 31, 2020, utilized interest rate swap to achieve fixed interest rate of 0.7325% plus the applicable spread on $100.0 million of the outstanding principal balance under the Credit Facility.

(2)

Effective March 10, 2021, the Company redesignated the interest rate swap utilized to achieve a fixed interest rate of 0.2200% plus the applicable spread on $50.0 million of the outstanding principal balance under the Credit Facility to $50.0 million principal balance on the 2026 Term Loan. The interest rate swap was entered into as of August 31, 2020.

Credit Facility. The Credit Facility, with Bank of Montreal (“BMO”) as the administrative agent for the lenders thereunder, is unsecured with regard to our income property portfolio but is guaranteed by certain wholly owned subsidiaries of the Company. The Credit Facility bank group is led by BMO and also includes Truist Bank and Wells Fargo. On September 7, 2017, the Company executed the second amendment and restatement of the Credit Facility (the

“2017 Amended Credit Facility”). As a result of the 2021 Revolver Amendment, as defined below, The Huntington National Bank has been added as a lender to the Company’s Credit Facility and 2026 Term Loan.

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

On March 10, 2021, the Company entered into the sixth amendment to the 2017 Amended Credit Facility (the “2021 Revolver Amendment”). The 2021 Revolver Amendment included, among other things, (i) increase of the revolving credit commitment from $200.0 million to $210.0 million, (ii) addition of the 2026 Term Loan in the aggregate amount of $50.0 million, (iii) updates to certain financing rate provisions provided therein, and (iv) joinder of The Huntington National Bank as a 2026 Term Loan lender and Credit Facility lender. The 2021 Revolver Amendment also includes accordion options that allow the Company to request additional 2026 Term Loan lender commitments up to a total of $150.0 million and additional Credit Facility lender commitments up to a total of $300.0 million. During the three months ended June 30, 2021, the Company exercised the 2026 Term Loan accordion option for $15.0 million, increasing total lender commitments to $65.0 million.

At June 30, 2021, the current commitment level under the Credit Facility was $210.0 million. The available borrowing capacity under the Credit Facility was $25.7 million, based on the level of borrowing base assets. As of June 30, 2021, the Credit Facility had a $184.3 million balance outstanding.

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

Mortgage Notes Payable. On March 12, 2021, the Company repaid its $23.2 million variable-rate mortgage note payable and terminated the associated rate swap utilized to achieve a fixed interest rate of 3.17%. On June 30, 2021, the Company’s $30.0 million fixed-rate mortgage note payable was assumed by the buyer in connection with the disposition of the CMBS Portfolio during the second quarter of 2021.

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

During the year ended December 31, 2020, the Company repurchased $12.5 million aggregate principal amount of 2025 Notes at a $2.6 million discount, resulting in a gain on extinguishment of debt of $1.1 million. All such repurchases were made during first and second quarter of 2020. During the six months ended June 30, 2021, the Company repurchased $0.8 million aggregate principal amount of 2025 Notes at a $0.01 million premium, resulting in a loss on extinguishment of debt of $0.1 million. Following the repurchase of the 2025 Notes, $61.7 million aggregate principal amount of the 2025 Notes remains outstanding at June 30, 2021.

The 2025 Notes represent senior unsecured obligations of the Company and pay interest semi-annually in arrears on each April 15th and October 15th, commencing on April 15, 2020, at a rate of 3.875% per annum. The 2025 Notes mature on April 15, 2025 and may not be redeemed by the Company prior to the maturity date. The conversion rate for the 2025 Notes was initially 12.7910 shares of the Company’s common stock per $1,000 of principal of the 2025 Notes (equivalent to an initial conversion price of $78.18 per share of the Company’s common stock). The initial conversion price of the 2025 Notes represented a premium of 20% to the $65.15 closing sale price of the Company’s common stock on the NYSE American on January 29, 2020. If the Company’s Board increases the quarterly dividend above the $0.13 per share in place at issuance, the conversion rate is adjusted with each such increase in the quarterly dividend amount. After the second quarter 2021 dividend, the conversion rate is equal to 18.8450 shares of common stock for each $1,000 principal amount of 2025 Notes, which represents an adjusted conversion price of $53.06 per share of common stock. At the maturity date, the 2025 Notes are convertible into cash, common stock or a combination thereof, subject to various conditions, at the Company’s option. Should certain corporate transactions or events occur prior to the stated maturity date, the Company will increase the conversion rate for a holder that elects to convert its 2025 Notes in connection with such corporate transaction or event.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their 2025 Notes for conversion prior to January 15, 2025 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of 2025 Notes, or specified corporate events including a change in control of the Company. The Company may not redeem the 2025 Notes prior to the stated maturity date and no sinking fund is provided for the 2025 Notes. The 2025 Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the 2025 Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with U.S. GAAP, the 2025 Notes were accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the 2025 Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the 2025 Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. As of June 30, 2021, the unamortized debt discount of our 2025 Notes was $5.5 million.

Long-term debt consisted of the following (in thousands):

	June 30, 2021		December 31, 2020
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$184,345	$—	$164,845	$—
2026 Term Loan	65,000	—	—	—
Mortgage Note Payable (originated with Wells Fargo)	—	—	30,000	—
Mortgage Note Payable (originated with Wells Fargo)	—	—	23,183	23,183
3.875% Convertible Senior Notes, net of discount	56,236	—	56,296	—
Financing Costs, net of accumulated amortization	(695)	—	(494)	—
Total Long-Term Debt	$304,886	$—	$273,830	$23,183

Payments applicable to reduction of principal amounts as of June 30, 2021 will be required as follows (in thousands):

As of June 30, 2021	Amount
Remainder of 2021	$—
2022	—
2023	184,345
2024	—
2025	61,688
2026 and thereafter	65,000
Total Long-Term Debt - Face Value	$311,033

The carrying value of long-term debt as of June 30, 2021 consisted of the following (in thousands):

Total
Current Face Amount	$311,033
Unamortized Discount on Convertible Debt	(5,452)
Financing Costs, net of accumulated amortization	(695)
Total Long-Term Debt	$304,886

In addition to the $0.7 million of financing costs, net of accumulated amortization included in the table above, as of June 30, 2021, the Company also had financing costs, net of accumulated amortization related to the Credit Facility of $0.6 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the Company’s accompanying consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest Expense	$1,943	$2,124	$3,912	$4,923
Amortization of Deferred Financing Costs	159	73	324	223
Amortization of Discount on Convertible Notes	319	256	629	760
Total Interest Expense	$2,421	$2,453	$4,865	$5,906

Total Interest Paid	$2,627	$2,496	$4,022	$5,636

The Company was in compliance with all of its debt covenants as of June 30, 2021 and December 31, 2020.

NOTE 18. INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the six months ended June 30, 2021. Accordingly, the changes in fair value on the interest rate swaps have been classified in accumulated other comprehensive income (loss). Gains and losses related to the fair value of the interest rate swap agreements are included in other assets and accrued and other liabilities, respectively, on the consolidated balance sheets. Information related to the Company’s interest rate swap agreements are noted below (in thousands):

Hedged Item	Effective Date	Maturity Date	Rate	Amount	Fair Value
Credit Facility	3/31/2020	3/29/2024	0.7325% + applicable spread	$100,000	$(849)
2026 Term Loan	8/31/2020	3/29/2024	0.2200% + applicable spread	$50,000	$284
2026 Term Loan (1)	3/29/2024	3/10/2026	1.51% + applicable spread	$50,000	$(175)

(1)     The interest rate swap agreement hedges the identical $50.0 million portion of the 2026 Term Loan borrowing under different terms and commences  concurrent to the interest rate agreement maturing on March 29, 2024.

NOTE 19. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following (in thousands):

	As of
	June 30, 2021	December 31, 2020
Accrued Property Taxes	$3,374	$945
Reserve for Tenant Improvements	2,004	1,353
Accrued Construction Costs	729	1,783
Accrued Interest	491	602
Environmental Reserve	101	106
Cash Flow Hedge - Interest Rate Swaps	1,024	1,910
Operating Leases - Liability	190	245
Other	3,524	2,146
Total Accrued and Other Liabilities	$11,437	$9,090

Reserve for Tenant Improvements. In connection with the acquisition of the Shops at Legacy property in Plano, Texas on June 23, 2021, the Company received $1.9 million from the seller of the property for tenant improvement allowances, leasing commissions and other capital improvements. This amount was included in accrued and other liabilities on the consolidated balance sheets.  Through the period ended June 30, 2021, no payments were made, leaving a remaining commitment of $1.9 million.

Accrued Construction Costs. During the three months ended June 30, 2021, the Company entered into a lease amendment which includes a $2.6 million tenant improvement allowance related to a food hall operator at Ashford Lane, the Company’s multi-tenant income property located in Atlanta, Georgia. During the three months ended June 30, 2021, $0.6 million of the tenant improvements were completed and accrued for which is included in accrued and other liabilities on the consolidated balance sheets.

Environmental Reserve. During the year ended December 31, 2014, the Company accrued an environmental reserve of $0.1 million in connection with an estimate of additional costs required to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida, on which environmental remediation work had previously been performed. The Company engaged legal counsel who, in turn, engaged environmental engineers to review the site and the prior monitoring test results. During the year ended December 31, 2015, their review was completed, and the Company made an additional accrual of $0.5 million, representing the low end of the range of possible costs estimated by the engineers to be between $0.5 million and $1.0 million to resolve this matter subject to the approval of the state department of environmental protection (the “FDEP”). The FDEP issued a Remedial Action Plan Modification Approval Order (the “FDEP Approval”) in August 2016 which supports the approximate $0.5 million accrual made in 2015. The Company is implementing the remediation plan pursuant to the FDEP Approval. During the fourth quarter of 2017, the Company made an additional accrual of less than $0.1 million for the second year of monitoring as the low end of the original range of estimated costs was increased for the amount of monitoring now anticipated. Since the total accrual of $0.7 million was made, $0.6 million in costs have been incurred through June 30, 2021, leaving a remaining accrual of $0.1 million.

Operating Leases – Liability. The Company implemented FASB ASC Topic 842, Leases, effective January 1, 2019, resulting in a cumulative effect adjustment to increase right-of-use assets and related liabilities for operating leases for which the Company is the lessee.

NOTE 20. DEFERRED REVENUE

Deferred revenue consisted of the following (in thousands):

	As of
	June 30, 2021	December 31, 2020
Prepaid Rent	$2,993	$2,684
Tenant Contributions	600	625
Other Deferred Revenue	443	10
Total Deferred Revenue	$4,036	$3,319

Tenant Contributions. In connection with the construction of the Company’s beachfront restaurant formerly leased to Cocina 214 in Daytona Beach, Florida, pursuant to the lease agreement, the tenant contributed $1.9 million towards the completion of the building and tenant improvements through direct payments to various third-party construction vendors. The tenant contribution is being recognized ratably over the remaining term of the lease into income property rental revenue. As a result of the lease termination agreement, entered into on July 16, 2019 by the Company and Cocina 214, the balance of the tenant contribution liability was reduced by $1.0 million, leaving a balance of $0.7 million to be recognized into income property rental revenue ratably over the remaining term of the original Cocina 214 lease. A total of $0.1 million was recognized into income property rental revenue through June 30, 2021, leaving a balance of $0.6 million to be recognized over the remaining term of the lease.

NOTE 21. STOCK-BASED COMPENSATION

SUMMARY OF STOCK-BASED COMPENSATION

A summary of share activity for all equity classified stock compensation during the six months ended June 30, 2021, is presented below:

Type of Award	Shares Outstanding at 1/1/2021	Granted Shares	Vested / Exercised Shares	Expired Shares	Forfeited Shares	Shares Outstanding at 6/30/2021
Equity Classified - Performance Share Awards - Peer Group Market Condition Vesting	55,851	48,134	(17,418)	—	—	86,567
Equity Classified - Market Condition Restricted Shares - Stock Price Vesting	22,000	—	—	(22,000)	—	—
Equity Classified - Three Year Vest Restricted Shares	38,479	43,050	(21,220)	—	(3,435)	56,874
Equity Classified - Non-Qualified Stock Option Awards	80,000	20,332	(43,624)	—	—	56,708
Total Shares	196,330	111,516	(82,262)	(22,000)	(3,435)	200,149

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

Amounts recognized in the financial statements for stock options, stock appreciation rights, and restricted stock are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Total Cost of Share-Based Plans Charged Against Income Before Tax Effect	$742	$699	$1,700	$1,518

Income Tax Expense Recognized in Income	$—	$174	$—	$378

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

As of June 30, 2021, there was $2.5 million of unrecognized compensation cost, adjusted for estimated 1.9 years.

A summary of activity during the six months ended June 30, 2021 is presented below:

Performance Shares with Market Conditions	Shares	Wtd. Avg. Fair Value
Outstanding at January 1, 2021	55,851	$63.44
Granted	48,134	$32.04
Vested	(17,418)	$58.30
Expired	—	—
Forfeited	—	—
Outstanding at June 30, 2021	86,567	$47.01

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

As of June 30, 2021, there is no unrecognized compensation cost related to market condition restricted stock.

A summary of the activity for these awards during the six months ended June 30, 2021 is presented below:

Market Condition Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value
Outstanding at January 1, 2021	22,000	$41.71
Granted	—	—
Vested	—	—
Expired	(22,000)	$41.71
Forfeited	—	—
Outstanding at June 30, 2021	—	—

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

As of June 30, 2021, there was $2.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three-year vest non-vested restricted shares, which will be recognized over a remaining weighted average period of 2.1 years.

A summary of activity for these awards six months ended June 30, 2021 is presented below:

Three Year Vest Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value Per Share
Outstanding at January 1, 2021	38,479	$57.82
Granted	43,050	$35.47
Vested	(21,220)	$48.55
Expired	—	—
Forfeited	(3,435)	$46.61
Outstanding at June 30, 2021	56,874	$45.04

Non-Qualified Stock Option Awards

On October 22, 2014, the Company granted to Mr. Smith an option to purchase 10,000 shares of the Company’s common stock under the 2010 Plan, with an exercise price of $50.00. Effective January 20, 2021, as a result of the Equitable Adjustment, the number of shares covered by the option was increased to 12,541 and the exercise price was  adjusted to $39.87. The option vested for one-third of the shares on each of the first, second, and third anniversaries of the grant date. The option expires on the earliest of: (a) the tenth anniversary of the grant date; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability. During the three months ended March 31, 2021, the option was exercised on 3,541 shares, leaving 9,000 outstanding as of March 31, 2021. No options were exercised during the three months ended June 30, 2021.

On February 9, 2015, the Company granted to Mr. Albright an option to purchase 20,000 shares of the Company’s common stock under the 2010 Plan, with an exercise price of $57.50. Effective January 20, 2021, as a result of the Equitable Adjustment, the number of shares covered by the option was increased to 25,083 and the exercise price was adjusted to $45.85. The option vested on January 28, 2016. The option expires on the earliest of: (a) January 28, 2025; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability. During the three months ended March 31, 2021, the option was exercised on 25,083 shares, leaving none outstanding as of March 31, 2021. No options were exercised during the three months ended June 30, 2021.

On May 20, 2015, the Company granted to Mr. Albright an option to purchase 40,000 shares of the Company’s common stock under the 2010 Plan, with an exercise price of $55.62. On February 26, 2016, this option was surrendered and an option to purchase 40,000 shares was granted on February 26, 2016, with identical terms. Effective January 20, 2021, as a result of the Equitable Adjustment, the number of shares covered by the option was increased to 50,167 and the exercise price was adjusted to $44.35. The option vested for one-third of the shares immediately when granted, and the option for the remaining two-thirds of the shares vested one-third each on January 28, 2017 and January 28, 2018. The option expires on the earliest of: (a) January 28, 2025; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability. During the three months ended March 31, 2021, the option was exercised on 15,000 shares, leaving 35,167 outstanding as of March 31, 2021. No options were exercised during the three months ended June 30, 2021.

On June 29, 2015, the Company granted to an officer of the Company an option to purchase 10,000 shares of the Company’s common stock under the 2010 Plan, with an exercise price of $57.54. Effective January 20, 2021, as a result of the Equitable Adjustment, the number of shares covered by the option was increased to 12,541 and the exercise price was adjusted to $45.88. The option vested for one-third of the shares on each of the first, second, and third anniversaries of the grant date. The option expires on the earliest of: (a) June 29, 2025; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability. No options were exercised during the three months ended June 30, 2021.

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

A summary of the activity for these awards during the six months ended June 30, 2021 is presented below:

Non-Qualified Stock Option Awards	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	80,000	$55.63
Granted	20,332	—
Exercised	(43,624)	$44.85
Expired	—	—
Forfeited	—	—
Outstanding at June 30, 2021	56,708	$43.98	3.82	$541,145
Exercisable at January 1, 2021	80,000	$55.63	4.26	—
Exercisable at June 30, 2021	56,708	$43.98	3.82	$541,145

The total intrinsic value of options exercised during the six months ended June 30, 2021 totaled $0.5 million. As of June 30, 2021, there is no unrecognized compensation cost related to non-qualified, non-vested stock option awards.

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

Commencing in 2019, each non-employee director serving as of the beginning of each calendar year shall receive an annual award of the Company’s common stock valued at $20,000 for the years ended December 31, 2019 and 2020 and $35,000 for the year ending December 31, 2021 (the “Annual Award”). The number of shares awarded is calculated based on the trailing 20-day average price of the Company’s common stock as of the date two business days prior to the date of the award, rounded down to the nearest whole number of shares. Commencing in 2021, non-employee directors will no longer receive meeting fees, but will receive additional retainers for service on Board committees, as set forth in the Company’s Non-Employee Director Compensation Policy available on the Company’s website (www.ctoreit.com).

During the six months ended June 30, 2021 and 2020, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.4 million or 8,298 shares, and $0.4 million, or 6,283 shares, respectively. The expense recognized during the six months ended June 30, 2021 and 2020 includes the Annual Award received during the first quarter of each respective year which totaled $0.2 million and $0.1 million, respectively.

NOTE 22. INCOME TAXES

The Company intends to elect to be taxed as a REIT for U.S. federal income tax purposes under the Code commencing with its taxable year ended December 31, 2020, upon filing of its tax return for such taxable year. The Company believes that, commencing with such taxable year, it has been organized and has operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws. The Company intends to continue to operate in such a manner. As a REIT, the Company will be subject to U.S. federal and state income taxation at corporate rates on its net taxable income; the Company, however, may claim a deduction for the amount of dividends paid to its stockholders. Amounts distributed as dividends by the Company will be subject to taxation at the stockholder level only. While the Company must distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to qualify as a REIT, the Company intends to distribute all of its net taxable income. The Company is allowed certain other non-cash deductions or adjustments, such as depreciation expense, when computing its REIT taxable income and distribution requirement. These deductions permit the Company to reduce its dividend payout requirement under U.S. federal income tax laws. Certain states may impose minimum franchise taxes. To comply with certain REIT requirements, the Company holds certain of its non-REIT assets and operations through TRS and subsidiaries of TRSs, which will be subject to applicable U.S. federal, state and local corporate income tax on their taxable income. For the periods presented, the Company held a total of five TRSs subject to taxation. The Company’s TRSs will file separately as C-Corporations.

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

Contractual Commitments – Expenditures

The Company has committed to fund commitments on eight income properties. The improvements on such properties are estimated to be completed generally within twelve months. These commitments, as of June 30, 2021, are as follows (in thousands):

As of June 30, 2021
Total Commitment (1)	$10,877
Less Amount Funded	(1,610)
Remaining Commitment	$9,267

(1)     Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

Off-Balance Sheet Arrangements

The Operating Agreement of the Mitigation Bank JV executed in conjunction with the mitigation bank transaction stipulates that the Company shall arrange for sales of the Mitigation Bank JV’s mitigation credits to unrelated third parties totaling no less than $6.0 million of revenue to the Mitigation Bank JV, net of commissions, by the end of 2020, utilizing the Minimum Sales Requirement. The Operating Agreement stipulates that if the Minimum Sales Requirement is not achieved, then BlackRock has the right, but is not required, to cause the Company to purchase the number of mitigation credits necessary to reach the Minimum Sales Guarantee. As a result of not having achieved the Minimum Sales Requirement prior to December 31, 2020, during the first and second quarters of 2021, the Company has had active discussions with BlackRock regarding the Minimum Sales Guarantee. Based on those discussions, the Company currently anticipates that the Minimum Sales Guarantee payment would be paid to BlackRock in the latter half of 2021. The Company is also in discussion with BlackRock regarding the Company’s potential buyout of BlackRock’s position in the Mitigation Bank JV, the timing of which could occur in the latter half of 2021. There can be no assurances regarding the likelihood, timing, or final terms of such potential buyout.

During June 2018, upon closing the Mitigation Bank JV, the Company estimated the fair value of the Minimum Sales Guarantee at $0.1 million which was recorded as a reduction in the gain on the transaction and is included in accrued and other liabilities in the Company’s consolidated balance sheet. As of June 30, 2021, the Company considers the $0.1 million reasonable as upon payment of the Minimum Sales Guarantee, the Company will obtain mitigation credits, or the right to such credits, which would be recorded as an asset at the time of payment.

NOTE 24. BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, management services, commercial loan and master lease investments, and real estate operations. Our income property operations consist primarily of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 84.7% and 80.0% of our identifiable assets as of June 30, 2021 and December 31, 2020, respectively, and 79.4% and 87.0% of our consolidated revenues for the six months ended June 30, 2021 and 2020, respectively. Our management fee income consists of the management fees earned for the management of PINE and the Land JV. As of June 30, 2021, our commercial loan and master lease investments portfolio consisted of two commercial loan investment and two commercial properties whose leases are classified as commercial loan and master lease investments. Our continuing real estate operations consists of revenues generated from leasing and royalty income from our interests in subsurface oil, gas, and mineral rights, and the sale of mitigation credits.

The Company evaluates performance based on profit or loss from operations. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in different segments for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues:
Income Properties	$11,574	$11,473	$23,023	$22,476
Management Fee Income	752	695	1,421	1,397
Interest Income from Commercial Loan and Master Lease Investments	709	835	1,410	1,887
Real Estate Operations	1,248	7	3,141	88
Total Revenues	$14,283	$13,010	$28,995	$25,848
Operating Income (Loss):
Income Properties	$8,787	$8,905	$17,319	$17,795
Management Fee Income	752	695	1,421	1,397
Interest Income from Commercial Loan and Master Lease Investments	709	835	1,410	1,887
Real Estate Operations	715	(50)	2,526	(1,493)
General and Corporate Expense	(7,696)	(7,192)	(15,658)	(14,836)
Impairment Charges	(16,527)	—	(16,527)	(1,905)
Gain on Disposition of Assets	4,732	7,076	5,440	7,076
Gain (Loss) on Extinguishment of Debt	(641)	504	(641)	1,141
Total Operating Income (Loss)	$(9,169)	$10,773	$(4,710)	$11,062
Depreciation and Amortization:
Income Properties	$5,026	$5,016	$9,851	$9,563
Corporate and Other	5	5	10	10
Total Depreciation and Amortization	$5,031	$5,021	$9,861	$9,573
Capital Expenditures:
Income Properties	$74,767	$250	$114,107	$138,242
Commercial Loan and Master Lease Investments	—	—	—	6,754
Corporate and Other	3	6	10	12
Total Capital Expenditures	$74,770	$256	$114,117	$145,008

Identifiable assets of each segment as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

	As of
	June 30, 2021	December 31, 2020
Identifiable Assets:
Income Properties	$584,058	$531,325
Management Services	1,380	700
Commercial Loan and Master Lease Investments	38,884	38,321
Real Estate Operations	43,171	59,717
Discontinued Land Operations	834	833
Corporate and Other	21,545	35,804
Total Assets	$689,872	$666,700

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

The Management Services segment had no capital expenditures as of June 30, 2021 or December 31, 2020.

NOTE 25. ASSETS AND LIABILITIES HELD FOR SALE

Assets and liabilities held for sale as of June 30, 2021 and December 31, 2020 are summarized below (in thousands). Two outparcels to Crossroads Towne Center, the Company’s multi-tenant income property located in Chandler, Arizona,  were classified as held for sale as of June 30, 2021.

	As of June 30, 2021
	Land JV	Income Properties	Total Assets (Liabilities) Held for Sale
Plant, Property, and Equipment—Net	$—	$2,354	$2,354
Restricted Cash	833	—	833
Intangible Lease Assets—Net	—	548	548
Intangible Lease Liabilities—Net	—	(15)	(15)
Total Assets Held for Sale	$833	$2,887	$3,720

Deferred Revenue	$(831)	$—	$(831)
Total Liabilities Held for Sale	$(831)	$—	$(831)

	As of December 31, 2020
	Land JV	Income Properties	Total Assets (Liabilities) Held for Sale
Restricted Cash	$833	$—	$833
Total Assets Held for Sale	$833	$—	$833

Deferred Revenue	$(831)	$—	$(831)
Total Liabilities Held for Sale	$(831)	$—	$(831)

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

NOTE 26. SUBSEQUENT EVENTS

The Company reviewed all subsequent events and transactions through July 29, 2021, the date the consolidated financial statements were issued.

Perpetual Preferred Public Offering

On June 28, 2021, the Company priced a public offering of 3,000,000 shares of its 6.375% Series A Cumulative Redeemable Preferred Stock at a public offering price of $25.00 per share. The offering closed on July 6, 2021 and generated total net proceeds to the Company of $72.4 million, after deducting the underwriting discount and expenses. The $72.4 million of net proceeds were utilized to pay down the Credit Facility.

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

OVERVIEW

We are a publicly traded diversified REIT that was founded in 1910. We own and manage, sometimes utilizing third-party property management companies, 20 commercial real estate properties in 10 states in the United States. As of June 30, 2021, we owned 12 single-tenant and eight multi-tenant income-producing properties comprising 2.7 million square feet of gross leasable space.

In addition to our income property portfolio, as of June 30, 2021, our business included the following:

Management Services:

●	A fee-based management business that is engaged in managing PINE and the entity that currently holds 1,600 acres of undeveloped land in Daytona Beach, Florida (the “Land JV”), see Note 6, “Related Party Management Services Business”.

Commercial Loan and Master Lease Investments:

●	A portfolio of two commercial loan investments and two commercial properties, which are included in the 20 commercial real estate properties above, whose leases are classified as commercial loan and master lease investments.

Real Estate Operations:

●	A portfolio of subsurface mineral interests associated with approximately 420,000 surface acres in 20 counties in the State of Florida and a portfolio of mitigation credits (“Subsurface Interests”);

●	A retained interest in the Land JV, which has entered into an agreement to sell substantially all of its remaining 1,600 acres of undeveloped land in Daytona Beach, Florida; and

●	An interest in a joint venture that owns a 2,500 acre parcel of land in the western part of Daytona Beach, Florida and which is engaged in the operation of a mitigation bank (the “Mitigation Bank JV”), which, pursuant to a mitigation plan approved by the applicable state and federal authorities, produces mitigation credits that are marketed and sold to developers of land in the Daytona Beach area for the purpose of enabling the developers to obtain certain regulatory permits.

Our business also includes our investment in PINE. As of June 30, 2021, our investment totaled $38.8 million, or 15.8% of the PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

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

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. We sold one multi-tenant income property and nine single-tenant income properties, which included a ground lease, during the six months ended June 30, 2021. As a result of entering the exclusivity and right of first offer agreement with PINE (the “Exclusivity and ROFO Agreement”) which generally prevents us from investing in single-tenant net lease income properties, our income property investment strategy will be focused primarily on multi-tenant retail and office properties. We may pursue this strategy by monetizing certain of our single-tenant properties, and should we do so, we would seek to utilize the 1031 like-kind exchange structure to preserve the tax-deferred gain on the original transaction(s) that pertains to the replacement asset.

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

Our current portfolio of 12 single-tenant income properties generates $18.2 million of revenues from annualized straight-line base lease payments and had a weighted average remaining lease term of 21.1 years as of June 30, 2021. Our current portfolio of eight multi-tenant properties generates $28.0 million of revenue from annualized straight-line base lease payments and had a weighted average remaining lease term of 6.3 years as of June 30, 2021.

We self-developed two single-tenant net lease restaurant properties on a six-acre beachfront parcel in Daytona Beach, Florida. The development was completed in January of 2018 and rent commenced from both tenants pursuant to their separate leases. On a limited basis, we have acquired and may continue to selectively acquire other real estate, either vacant land or land with existing structures, that we would demolish and develop into additional income properties. Through June 30, 2021, we have invested $5.7 million, including raze and entitlement costs, to acquire six acres in downtown Daytona Beach that is located in an opportunity zone. Our investments in vacant land or land with existing structures would target opportunistic acquisitions of select sites, which may be distressed, with an objective of having short investment horizons. Should we pursue such acquisitions, we may seek to partner with developers to develop these sites rather than self-develop the properties.

REIT CONVERSION

As of December 31, 2020, the Company had completed certain internal reorganization transactions necessary to begin operating in compliance with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes for the taxable year ended December 31, 2020.

COVID-19 PANDEMIC

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus as a pandemic (the “COVID-19 Pandemic”), which has spread throughout the United States. The impact of the COVID-19 Pandemic has evolved rapidly, with many jurisdictions taking drastic measures to limit the spread of the virus by instituting quarantines or lockdowns and imposing travel restrictions. Such actions have created significant disruptions to global supply chains, and adversely impacted several industries, including airlines, hospitality, retail and the broader real estate industry.

As a result of the approval of multiple COVID-19 vaccines for use and the distribution of such vaccines among the general population, a number of jurisdictions have reopened and loosened restrictions. However, wide disparities in vaccination rates and continued vaccine hesitancy, combined with the emergence of COVID-19 variants and surges in COVID-19 cases, could trigger the reinstatement of further restrictions. Such restrictions could include mandatory business shut-downs, travel restrictions, reduced business operations and social distancing requirements.

The future impact of the COVID-19 Pandemic on the real estate industry and the Company’s financial condition and results of operations is uncertain and cannot be predicted currently since it depends on several factors beyond the control of the Company, including, but not limited to: (i) the uncertainty surrounding the severity and duration of the COVID-19 Pandemic, including possible recurrences and differing economic and social impacts of the COVID-19 Pandemic in various regions of the United States; (ii) the effectiveness of the United States public health response; (iii) the COVID-19 Pandemic’s impact on the United States and global economies; (iv) the timing, scope and effectiveness of additional governmental responses to the COVID-19 Pandemic; (v) the availability of a treatment and effectiveness of vaccines approved for COVID-19 and the willingness of individuals to get vaccinated; (vi) changes in how certain types of commercial property are used while maintaining social distancing and other techniques intended to control the impact of COVID-19; (vii) the impact of phase out of economic stimulus measures, the inflationary pressure of economic stimulus, and the eventual halt and reversal by the U.S. Treasury of asset purchases; and (viii) the uneven impact on the Company’s tenants, real estate values and cost of capital.

Contractual Base Rent (“CBR”) represents the amount owed to the Company under the current terms of its lease agreements. As a result of the COVID-19 Pandemic, during the year ended December 31, 2020, the Company agreed to defer or abate certain CBR in exchange for additional lease term or other lease enhancing additions. Repayments of the remaining balance of deferred CBR began in the third quarter of 2020, with payments continuing, in some cases, into 2023.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

Revenue

Total revenue for the three months ended June 30, 2021 is presented in the following summary and indicates the changes as compared to the same period in 2020 (in thousands):

	Three Months Ended
Operating Segment	June 30, 2021	June 30, 2020	$ Variance	% Variance
Income Properties	$11,574	$11,473	$101	0.9%
Management Services	752	695	57	8.2%
Commercial Loan and Master Lease Investments	709	835	(126)	(15.1%)
Real Estate Operations	1,248	7	1,241	17,728.6%
Total Revenue	$14,283	$13,010	$1,273	9.8%

Total revenue for the three months ended June 30, 2021 increased to $14.3 million, compared to $13.0 million during the same period in 2020. The increase in total revenue is primarily attributable the sale of approximately 9,300 acres of Subsurface Interests within the Company’s real estate operations segment generating proceeds of $0.7 million during the three months ended June 30, 2021.

	Three Months Ended
Income Property Operations Revenue	June 30, 2021	June 30, 2020	$ Variance	% Variance
Revenue from Recent Acquisitions	$1,772	$—	$1,772	100.0%
Revenue from Recent Dispositions	—	1,392	(1,392)	(100.0%)
Revenue from Remaining Portfolio	9,464	9,637	(173)	(1.8%)
Accretion of Above Market/Below Market Intangibles	338	444	(106)	(23.9%)
Total Income Property Operations Revenue	$11,574	$11,473	$101	0.9%

	Three Months Ended
Real Estate Operations Revenue	June 30, 2021	June 30, 2020	$ Variance	% Variance
Subsurface Revenue	$793	$1	$792	79,200.0%
Land Sales Revenue	455	—	455	100.0%
Fill Dirt and Other Revenue	—	6	(6)	(100.0%)
Total Real Estate Operations Revenue	$1,248	$7	$1,241	17,728.6%

Income Properties

Revenue and operating income from our income property operations totaled $11.6 million and $8.8 million, respectively, during the three months ended June 30, 2021, compared to revenue and operating income of $11.5 million and $8.9 million, respectively, for the three months ended June 30, 2020. The direct costs of revenues for our income property operations totaled $2.8 million and $2.6 million for the three months ended June 30, 2021 and 2020, respectively. The slight increase in revenues during the three months ended June 30, 2021 is primarily related to the timing of acquisitions versus dispositions. Our decrease in operating income from our income property operations reflects decreased rent revenues in addition to an increase of $0.2 million in our direct costs of revenues which is also related to the timing of acquisitions versus dispositions.

Management Services

Revenue from our management services totaled $0.8 million during the three months ended June 30, 2021, including $0.72 million and $0.03 million earned from PINE and the Land JV, respectively. Revenue from our management services totaled $0.7 million during the three months ended June 30, 2020, including $0.64 million and $0.05 million earned from PINE and the Land JV, respectively.

Commercial Loan and Master Lease Investments

Interest income from our commercial loan and master lease investments totaled $0.7 million and $0.8 million during the three months ended June 30, 2021 and 2020, respectively. The decrease is due to the timing of investing in the Company’s commercial loan and master lease investment portfolio, as further described below.

2021 Portfolio. As of June 30, 2021, the Company’s commercial loan and master lease investments portfolio included two commercial loan investments and two commercial properties. The timing of the investments includes (i) the origination of one commercial loan investment during the fourth quarter of 2020, (ii) the origination of one commercial loan investment during the second quarter of 2021, and (iii) the acquisition of two commercial properties during the third quarter of 2020 and 2019, individually, which are accounted for as commercial loan investments due to future repurchase rights.

2020 Portfolio. As of June 30, 2020, the Company’s commercial loan and master lease investments portfolio included five commercial loan investments and one commercial property, of which three were originated during the year ended December 31, 2019, and two were originated during the three months ended March 31, 2020. Of the five commercial loan investments, four were sold during the second quarter of 2020 and the remaining investment was repaid in full by the buyer of the Company’s former golf operations during the fourth quarter of 2020.

Real Estate Operations

During the three months ended June 30, 2021, operating income from real estate operations was $0.7 million on revenues totaling $1.2 million. During the three months ended June 30, 2020, the operating loss from real estate operations was $0.05 million on revenues totaling less than $0.01 million. The increase in operating income from real estate operations is primarily the result of subsurface sales which occurred during the three months ended June 30, 2021.

General and Administrative Expenses

Total general and administrative expenses for the three months ended June 30, 2021 is presented in the following summary and indicates the changes as compared to the same period in 2020 (in thousands):

	Three Months Ended
General and Administrative Expenses	June 30, 2021	June 30, 2020	$ Variance	% Variance
Recurring General and Administrative Expenses	$1,861	$1,472	$389	26.4%
Non-Cash Stock Compensation	742	699	43	6.2%
REIT Conversion and Other Non-Recurring Items	62	—	62	100.0%
Total General and Administrative Expenses	$2,665	$2,171	$494	22.8%

Gains (Losses) and Impairment Charges

2021 Dispositions. As previously noted, the Company disposed of eight single-tenant income properties during the three months ended June 30, 2021, resulting in gains totaling $4.6 million, which properties are described below (in thousands):

Tenant Description	Tenant Type	Date of Disposition	Sales Price	Gain on Sale
Burlington, N. Richland Hills, TX	Single-Tenant	04/23/21	$11,528	$61
Staples, Sarasota, FL	Single-Tenant	05/07/21	4,650	664
CMBS Portfolio (1)	Single-Tenant	06/30/21	44,500	3,917
		Total	$60,678	$4,642
(1)	On June 30, 2021, the Company sold six single-tenant income properties (the “CMBS Portfolio”) to PINE for an aggregate purchase price of $44.5 million.

2020 Dispositions. During the three months ended June 30, 2020, the Company disposed of four single-tenant income properties, including three ground leases, and one multi-tenant income property, which properties are described below (in thousands):

Tenant Description	Tenant Type	Date of Disposition	Sales Price	Gain (Loss) on Sale
CVS, Dallas, TX	Single-Tenant	04/24/20	$15,222	$854
Wawa, Daytona Beach, FL	Single-Tenant	04/29/20	6,002	1,769
JPMorgan Chase Bank, Jacksonville, FL	Single-Tenant	06/18/20	6,715	960
7-Eleven, Dallas, TX	Multi-Tenant	06/26/20	2,400	(46)
Bank of America, Monterey, CA	Single-Tenant	06/29/20	9,000	3,892
Total			$39,339	$7,429

Commercial Loan and Master Lease Investments. In late May 2020, the Company sold four of its commercial loan investments in two separate transactions generating aggregate proceeds of $20.0 million, resulting in a loss of $0.4 million during the three months ended June 30, 2020. There were no losses on the Company’s commercial loan and master lease investments portfolio during the three months ended June 30, 2021.

2025 Note Repurchases. During the three months ended June 30, 2021, the Company repurchased $0.8 million aggregate principal amount of 2025 Notes at a $0.01 million premium, resulting in a loss on extinguishment of debt of $0.1 million. During the three months ended June 30, 2020, the Company repurchased $7.5 million aggregate principal amount of the 2025 Notes at a cash discount of $1.4 million, resulting in a gain on extinguishment of debt of $0.5 million, net of the pro-rata share of the conversion value.

Mortgage Note Payable. In connection with the disposition of the CMBS Portfolio during the second quarter of 2021 and related assumption by the buyer of  the Company’s $30.0 million fixed-rate mortgage note payable, the Company recognized a $0.5 million loss on extinguishment of debt related to the write-off of unamortized financing costs.

Impairment Charges. There were no impairment charges on the Company’s undeveloped land holdings, or its income property portfolio during the three months ended June 30, 2021 and 2020. The $16.5 million impairment charge, net of the $4.1 million related income tax benefit, recognized during the three months ended June 30, 2021 is related to the Company’s retained interest in the Land JV as a result of the estimated proceeds to be received in connection with the contract entered into with Timberline Acquisition Partners, an affiliate of Timberline Real Estate Partners, for the sale of substantially all of its remaining land, including any land that was previously under contract, for $67.0 million.

Investment and Other Income (Loss)

During the three months ended June 30, 2021, the closing stock price of PINE increased by $1.66 per share, with a closing price of $19.02 on June 30, 2021. During the three months ended June 30, 2020, the closing stock price of PINE increased by $3.95 per share, with a closing price of $16.26 on June 30, 2020. The increases resulted in unrealized, non-cash gains on the Company’s investment in PINE of $3.4 million and $8.1 million, respectively, which is included in investment and other income (loss) in the consolidated statements of operations for the three months ended June 30, 2021 and 2020, respectively.

The Company earned dividend income from the investment in PINE of $0.5 million and $0.4 million during the three months ended June 30, 2021 and 2020, respectively.

Interest Expense

Interest expense totaled $2.4 million and $2.5 million for the three months ended June 30, 2021 and 2020, respectively. The decrease of $0.1 million is primarily attributable to the payoff of the Company’s $23.2 million variable-rate mortgage note during the first quarter of 2021.

Net Income (Loss)

Net income (loss) totaled ($3.7) million and $12.6 million for the three months ended June 30, 2021 and 2020, respectively. The decrease in net income is attributable to the factors described above.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

Revenue

Total revenue for the six months ended June 30, 2021 is presented in the following summary and indicates the changes as compared to the same period in 2020 (in thousands):

	Six Months Ended
Operating Segment	June 30, 2021	June 30, 2020	$ Variance	% Variance
Income Properties	$23,023	$22,476	$547	2.4%
Management Services	1,421	1,397	24	1.7%
Commercial Loan and Master Lease Investments	1,410	1,887	(477)	(25.3%)
Real Estate Operations	3,141	88	3,053	3,469.3%
Total Revenue	$28,995	$25,848	$3,147	12.2%

Total revenue for the six months ended June 30, 2021 increased to $29.0 million, compared to $25.8 million during the same period in 2020. The increase in total revenue reflects an increase of $0.5 million in revenue from our income property operations primarily related to the timing of acquisitions versus dispositions. Revenues further benefited from the sale of approximately 34,500 acres of Subsurface Interests within the Company’s real estate operations segment generating proceeds of $2.6 million during the six months ended June 30, 2021. These increases were offset by a decrease of $0.5 million in revenue generated from our commercial loan and master lease investments portfolio due to the timing of investing in, and dispositions of, the Company’s commercial loan and master lease investments portfolio, as further described below.

	Six Months Ended
Income Property Operations Revenue	June 30, 2021	June 30, 2020	$ Variance	% Variance
Revenue from Recent Acquisitions	$2,712	$—	$2,712	100.0%
Revenue from Recent Dispositions	—	2,686	(2,686)	(100.0%)
Revenue from Remaining Portfolio	19,577	18,872	705	3.7%
Accretion of Above Market/Below Market Intangibles	734	918	(184)	(20.0%)
Total Income Property Operations Revenue	$23,023	$22,476	$547	2.4%

	Six Months Ended
Real Estate Operations Revenue	June 30, 2021	June 30, 2020	$ Variance	% Variance
Mitigation Credit Sales	$—	$4	$(4)	(100.0%)
Subsurface Revenue	2,686	78	2,608	3,343.6%
Land Sales Revenue	455	—	455	100.0%
Fill Dirt and Other Revenue	—	6	(6)	(100.0%)
Total Real Estate Operations Revenue	$3,141	$88	$3,053	3,510.3%

Income Properties

Revenue and operating income from our income property operations totaled $23.0 million and $17.3 million, respectively, during the six months ended June 30, 2021, compared to revenue and operating income of $22.5 million and $17.8 million, respectively, for the six months ended June 30, 2020. The direct costs of revenues for our income property operations totaled $5.7 million and $4.7 million for the six months ended June 30, 2021 and 2020, respectively. The increase in revenues of $0.5 million, or 2.4%, during the six months ended June 30, 2021 is primarily related to the timing of acquisitions versus dispositions. Our decrease in operating income from our income property operations reflects increased rent revenues, offset by an increase of $1.0 million in our direct costs of revenues which is also related to the timing of acquisitions versus dispositions.

Management Services

Revenue from our management services totaled $1.4 million during the six months ended June 30, 2021, including $1.36 million and $0.06 million earned from PINE and the Land JV, respectively. Revenue from our management services totaled $1.4 million during the six months ended June 30, 2020, including $1.29 million and $0.1 million earned from PINE and the Land JV, respectively.

Commercial Loan and Master Lease Investments

Interest income from our commercial loan and master lease investments totaled $1.4 million and $1.9 million during the six months ended June 30, 2021 and 2020, respectively. The decrease is due to the timing of investing in the Company’s commercial loan and master lease investment portfolio, as further described below.

2021 Portfolio. As of June 30, 2021, the Company’s commercial loan and master lease investments portfolio included two commercial loan investments and two commercial properties. The timing of the investments includes (i) the origination of one commercial loan investment during the fourth quarter of 2020, (ii) the origination of one commercial loan investment during the second quarter of 2021, and (iii) the acquisition of two commercial properties during the third quarter of 2020 and 2019, individually, which are accounted for as commercial loan investments due to future repurchase rights.

2020 Portfolio. As of June 30, 2020, the Company’s commercial loan and master lease investments portfolio included five commercial loan investments and one commercial property, of which three were originated during the year ended December 31, 2019, and two were originated during the three months ended March 31, 2020. Of the five commercial loan investments, four were sold during the second quarter of 2020 and the remaining investment was repaid in full by the buyer of the Company’s former golf operations during the fourth quarter of 2020.

Real Estate Operations

During the six months ended June 30, 2021, operating income from real estate operations was $2.5 million on revenues totaling $3.1 million. During the six months ended June 30, 2020, the operating loss from real estate operations was $1.5 million on revenues totaling $0.09 million. The operating income during the six months ended June 30, 2021 was due to the sale of approximately 34,500 acres of Subsurface Interests totaling $2.6 million, which revenues were offset by $0.1 million cost of sales, as compared to the six months ended June 30, 2020 which included the charge of $1.2 million attributable to 16 mitigation credits provided at no cost to buyers in addition to the purchase of 2 mitigation credits from the Mitigation Bank JV totaling $0.2 million.

General and Administrative Expenses

Total general and administrative expenses for the six months ended June 30, 2021 is presented in the following summary and indicates the changes as compared to the same period in 2020 (in thousands):

	Six Months Ended
General and Administrative Expenses	June 30, 2021	June 30, 2020	$ Variance	% Variance
Recurring General and Administrative Expenses	$3,942	$3,643	$299	8.2%
Non-Cash Stock Compensation	1,700	1,518	182	12.0%
REIT Conversion and Other Non-Recurring Items	155	102	53	52.0%
Total General and Administrative Expenses	$5,797	$5,263	$534	10.1%

Gains (Losses) and Impairment Charges

2021 Dispositions. As previously noted, the Company disposed of one multi-tenant income property and nine single-tenant income properties, including one ground lease, during the six months ended June 30, 2021, resulting in gains totaling $5.3 million, which properties are described below (in thousands):

Tenant Description	Tenant Type	Date of Disposition	Sales Price	Gain on Sale
World of Beer/Fuzzy's Taco Shop, Brandon, FL	Multi-Tenant	01/20/21	$2,310	$599
Moe's Southwest Grill, Jacksonville, FL	Single-Tenant	02/23/21	2,541	109
Burlington, N. Richland Hills, TX	Single-Tenant	04/23/21	11,528	61
Staples, Sarasota, FL	Single-Tenant	05/07/21	4,650	662
CMBS Portfolio (1)	Single-Tenant	06/30/21	44,500	3,899
Total			$65,529	$5,330

2020 Dispositions. During the six months ended June 30, 2020, the Company disposed of four single-tenant income properties, including three ground leases, and one multi-tenant income property, which properties are described below (in thousands):

Tenant Description	Tenant Type	Date of Disposition	Sales Price	Gain (Loss) on Sale
CVS, Dallas, TX	Single-Tenant	04/24/20	$15,222	$854
Wawa, Daytona Beach, FL	Single-Tenant	04/29/20	6,002	1,769
JPMorgan Chase Bank, Jacksonville, FL	Single-Tenant	06/18/20	6,715	960
7-Eleven, Dallas, TX	Multi-Tenant	06/26/20	2,400	(46)
Bank of America, Monterey, CA	Single-Tenant	06/29/20	9,000	3,892
Total			$39,339	$7,429

Commercial Loan and Master Lease Investments. In light of the COVID-19 Pandemic, during the three months ended March 31, 2020, the Company began marketing its commercial loan portfolio in advance of their upcoming maturities to further strengthen the Company’s liquidity. The Company received multiple bids including a bid offering a value that was at a discount to par. Additionally, the Company implemented guidance regarding current expected credit losses (“CECL”) effective January 1, 2020, which resulted in an allowance reserve of $0.3 million. The CECL reserve combined with the impairment related to marketing the loan portfolio resulted in an aggregate impairment charge on the loan portfolio of $1.9 million.

During the six months ended June 30, 2020, the Company sold four of its commercial loan investments in two separate transactions generating aggregate proceeds of $20.0 million, resulting in a loss of $0.4 million during the three months ended June 30, 2020. The total loss on the loan portfolio disposition, including the impairment and CECL reserve charges in the three months ended March 31, 2020, was $2.1 million.

There were no losses on the Company’s commercial loan and master lease investments portfolio during the six months ended June 30, 2021.

2025 Note Repurchases. During the six months ended June 30, 2021, the Company repurchased $0.8 million aggregate principal amount of 2025 Notes at a $0.01 million premium, resulting in a loss on extinguishment of debt of $0.1 million. During the six months ended June 30, 2020, the Company repurchased $12.5 million aggregate principal amount of the 2025 Notes at a cash discount of $2.6 million, resulting in a gain on extinguishment of debt of $1.1 million, net of the pro-rata share of the conversion value.

Mortgage Note Payable. In connection with the disposition of the CMBS Portfolio during the second quarter of 2021 and related assumption by the buyer of  the Company’s $30.0 million fixed-rate mortgage note payable, the Company recognized a $0.5 million loss on extinguishment of debt related to the write-off of unamortized financing costs.

Impairment Charges. There were no impairment charges on the Company’s undeveloped land holdings, or its income property portfolio during the six months ended June 30, 2021 and 2020. The $16.5 million impairment charge, net of the $4.1 million related income tax benefit, recognized during the six months ended June 30, 2021 is related to the Company’s retained interest in the Land JV as a result of the estimated proceeds to be received in connection with the contract entered into with Timberline Acquisition Partners, an affiliate of Timberline Real Estate Partners, for the sale of substantially all of its remaining land, including any land that was previously under contract, for $67.0 million.

Investment and Other Income (Loss)

During the six months ended June 30, 2021, the closing stock price of PINE increased by $4.03 per share, with a closing price of $19.02 on June 30, 2021. During the six months ended June 30, 2020, the closing stock price of PINE decreased by $2.77 per share, with a closing price of $16.26 on June 30, 2020. The increase (decrease) resulted in an unrealized, non-cash gain (loss) on the Company’s investment in PINE of $8.2 million  and ($5.6) million which is included in investment and other income (loss) in the consolidated statements of operations for the six months ended June 30, 2021 and 2020, respectively.

The Company earned dividend income from the investment in PINE of $1.0 million and $0.8 million during the six months ended June 30, 2021 and 2020, respectively.

Interest Expense

Interest expense totaled $4.9 million and $5.9 million for the six months ended June 30, 2021 and 2020, respectively. The decrease of $1.0 million is primarily attributable to utilization of a rate swap on $100.0 million principal balance of the credit facility, payoff of the Company’s $23.2 million variable-rate mortgage note during the first quarter of 2021, and the lower outstanding balance on the 2025 Notes, in addition to the lower rate on the 2025 Notes, compared to the 2020 Notes.

Net Income

Net income totaled $4.1 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively.  The increase in net income is attributable to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled $18.6 million at June 30, 2021, including restricted cash of $13.9 million, see Note 2 “Summary of Significant Accounting Policies” under the heading Restricted Cash for the Company’s disclosure related to its restricted cash balance at June 30, 2021.

Our total cash balance at June 30, 2021 reflected cash flows provided by our operating activities totaling $18.3 million during the six months ended June 30, 2021 compared to cash flows provided by operating activities totaling $9.7 million for the six months ended June 30, 2020, an increase of $8.6 million. The increase of $8.6 million is primarily related to the increase in the cash flows provided by real estate operations of $4.0 million which was driven by the sale of $2.6 million of Subsurface Interests. This increase was partially offset by an aggregate decrease in cash inflows of $0.5 million related to income properties, which was primarily the result of timing related to the reinvestment of recently disposed assets, and interest from commercial loan and master lease investments. The change in operating cash was also impacted by various other differences with regard to timing of payments within other assets, accounts payable, and accrued and other liabilities.

Our cash flows used in investing activities totaled $80.5 million for the six months ended June 30, 2021, compared to cash flows used in investing activities of $88.0 million for the six months ended June 30, 2020, a decrease of $7.5 million. The decrease in cashed used in investing activities of $7.5 million is primarily related to decreased cash outflows of $32.0 million during the six months ended June 30, 2021 as compared to the same period in 2020 comprised of $24.4 million related to income property acquisitions, the origination of two commercial loan and master lease investments totaling $6.4 million, and $1.2 million related to the cost basis of 16 mitigation credits provided at no cost to buyers. Additionally, there was a decrease of cash inflows of $21.0 million related to four commercial loan and master lease investments sold during the second quarter of 2020 in addition to $3.5 million of additional proceeds received from dispositions during the six months ended June 30, 2020 as compared to the same period in 2021.

Our cash flows provided by financing activities totaled $47.0 million for the six months ended June 30, 2021, compared to cash flows used in financing activities of $16.2 million for the six months ended June 30, 2020, an increase  of $63.2 million. The increase of $63.2 million is primarily related to the impact of (i) net draws on the Company’s Credit Facility of $19.5 million, (ii) origination of the $50.0 million 2026 Term Loan under the Company’s Credit Facility and subsequent exercise of the accordion option for $15.0 million, (iii) payoff of the $23.2 million variable-rate mortgage note, and (iv) convertible note repurchases of $0.8 million during the six months ended June 30, 2021, as compared to net draws on the Credit Facility of $3.0 million and convertible note repurchases of $9.9 million during the same period in 2020. Increased cash inflows further benefited from decreased cash outflows of $4.1 million related to stock buybacks during the six months ended June 30, 2020, which aggregate increases were partially offset by increased cash outflows of $9.4 million of dividends paid during the six months ended June 30, 2021.

Long-Term Debt. As of June 30, 2021, the Company had $25.7 million available on the Credit Facility. See Note 17, “Long-Term Debt” for the Company’s disclosure related to its long-term debt balance at June 30, 2021.

Acquisitions and Investments. As noted previously, the Company acquired three multi-tenant income properties during the six months ended June 30, 2021 for an aggregate purchase price of $111.0 million, as further described in Note 4, “Income Properties”.

The Company’s guidance for 2021 investments in income-producing properties totals between $175.0 million and $225.0 million. We expect to fund future acquisitions utilizing cash on hand, cash from operations, proceeds from the dispositions of income properties through 1031 like-kind exchanges, and potentially the sale of all or a portion of our Subsurface Interests, and borrowings on our Credit Facility, if available. We expect dispositions of income properties and subsurface interests will qualify under the like-kind exchange deferred-tax structure, and additional financing sources.

Dispositions. During the six months ended June 30, 2021, the Company disposed of one multi-tenant income property and nine single-tenant income properties for total disposition volume of $65.5 million, generating aggregate gains of $5.4 million, as further described in Note 4, “Income Properties”.

Contractual Commitments – Expenditures.

The Company has committed to fund commitments on eight income properties. The improvements on such properties are estimated to be completed generally within twelve months. These commitments, as of June 30, 2021, are as follows (in thousands):

As of June 30, 2021
Total Commitment (1)	$10,877
Less Amount Funded	(1,610)
Remaining Commitment	$9,267

(1)     Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

As of June 30, 2021, we have no other contractual requirements to make capital expenditures.

Off-Balance Sheet Arrangements. See Note 23, “Commitments and Contingencies” for the Company’s disclosure related to the Mitigation Bank JV $6.0 million minimum sales requirement and potential buyout discussions.

Other Matters. We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations and $25.7 million available capacity on the existing $210.0 million Credit Facility, based on our current borrowing base of income properties, as of June 30, 2021.

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

Reconciliation of Non-U.S. GAAP Measures (in thousands, except share and dividend data):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net Income (Loss)	$(3,724)	$12,611	$4,061	$349
Depreciation and Amortization	5,031	5,021	9,861	9,573
Gains on Disposition of Assets	(4,732)	(7,076)	(5,440)	(7,076)
Losses (Gains) on the Disposition of Other Assets	(748)	32	(2,575)	1,421
Impairment Charges, Net	12,474	—	12,474	1,905
Unrealized (Gain) Loss on Investment Securities	(3,386)	(8,056)	(8,220)	5,650
Funds from Operations	$4,915	$2,532	$10,161	$11,822
Adjustments:
Straight-Line Rent Adjustment	(490)	(802)	(1,175)	(1,140)
COVID-19 Rent Repayments (Deferrals), Net	434	(1,151)	654	(1,151)
Amortization of Intangibles to Lease Income	(338)	(444)	(734)	(918)
Contributed Leased Assets Accretion	(38)	(44)	(159)	(87)
Loss (Gain) on Extinguishment of Debt	641	(504)	641	(1,141)
Amortization of Discount on Convertible Debt	319	256	629	760
Non-Cash Compensation	742	699	1,700	1,518
Non-Recurring G&A	62	—	155	102
Amortization of Deferred Financing Costs to Interest Expense	159	73	324	223
Accretion of Loan Origination Fees	(1)	(69)	(1)	(157)
Non-Cash Imputed Interest	(111)	(103)	(214)	(206)
Adjusted Funds from Operations	$6,294	$443	$11,981	$9,625

Weighted Average Number of Common Shares:
Basic	5,898,280	4,653,627	5,888,735	4,682,511
Diluted	5,898,280	4,653,627	5,888,735	4,682,511

Dividends Declared and Paid	$1.00	$0.25	$2.00	$0.50

Other Data (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
FFO	$4,915	$2,532	$10,161	$11,822
FFO per diluted share	$0.83	$0.54	$1.73	$2.52
AFFO	$6,294	$443	$11,981	$9,625
AFFO per diluted share	$1.07	$0.10	$2.03	$2.06

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

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies” included in this Quarterly Report on Form 10-Q and more fully described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. During the six months ended June 30, 2021, there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our Credit Facility, as this facility carries a variable rate of interest. Our borrowings on our $210.0 million revolving Credit Facility bear a variable rate of interest based on the 30-day LIBOR plus a rate of between 135 basis points and 195 basis points based on our level of borrowing as a percentage of our total asset value. The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to certain of its debt borrowings, see Note 18, “Interest Rate Swaps”. As of June 30, 2021, the outstanding balance on our Credit Facility was $184.3 million. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by $1.8 million. By virtue of fixing the variable rate, our exposure to changes in interest rates is minimal but for the impact on other comprehensive income and loss. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of June 30, 2021, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of June 30, 2021, there have been no material changes in our risk factors from those set forth within the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

(a) Exhibits:

*(2.1)	Purchase and Sale Agreement, made as of May 3, 2021, filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed May 5, 2021, and incorporated herein by reference.
(3.1)

Articles of Amendment and Restatement of CTO Realty Growth, Inc., as amended by the Articles of Amendment (Name Change), filed as Exhibit 3.1 to the registrant’s current report on Form 8-K12B filed February 1, 2021, and incorporated herein by reference.

(3.2)

Articles Supplementary, designating CTO Realty Growth, Inc.’s 6.375% Series A Cumulative Redeemable Preferred Stock, filed as Exhibit 3.2 to the registrant's Registration Statement on Form 8-A filed July 1, 2021 (File No. 001-11350), and incorporated herein by reference.

(3.3)

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

*(10.1)

Contract for Sale and Purchase, by and between Crisp39 – 3 LLC, Crisp39 – 4 LLC, Crisp39 – 6 LLC, Crisp39 – 7 LLC, Crisp39 – 8 LLC and Timberline Acquisition Partners, LLC for the sale of 1,589 acres filed as Exhibit 10.1 with this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

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

*

Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(2). The omitted information is not material and is the type of information that the Company customarily and actually treats as private and confidential.

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

CTO REALTY GROWTH, INC.
(Registrant)

July 29, 2021	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

July 29, 2021	By:	/s/ Matthew M. Partridge
Matthew M. Partridge, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
July 29, 2021	By:	/s/ Lisa M. Vorakoun
Lisa M. Vorakoun, Vice President and Chief Accounting Officer (Principal Accounting Officer)