Form 10-Q
period 2021-09-30
CTO Realty Growth, Inc.
filed 2021-10-28
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-11350

CTO REALTY GROWTH, INC.

(Exact name of registrant as specified in its charter)

Maryland	59-0483700
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1140 N. Williamson Blvd., Suite 140
Daytona Beach, Florida	32114
(Address of principal executive offices)	(Zip Code)

(386) 274-2202

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbols	Name of each exchange on which registered:
Common Stock, $0.01 par value per share	CTO	NYSE
6.375% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share	CTO PrA	NYSE

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

As of October 21, 2021, there were 5,962,150 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CTO REALTY GROWTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	(Unaudited) September 30, 2021	December 31, 2020
ASSETS
Real Estate:
Land, at Cost	$162,297	$166,512
Building and Improvements, at Cost	256,902	305,614
Other Furnishings and Equipment, at Cost	701	672
Construction in Process, at Cost	1,675	323
Total Real Estate, at Cost	421,575	473,121
Less, Accumulated Depreciation	(22,385)	(30,737)
Real Estate—Net	399,190	442,384
Land and Development Costs	6,702	7,083
Intangible Lease Assets—Net	64,624	50,176
Assets Held for Sale—See Note 25	835	833
Investment in Joint Ventures	25,575	48,677
Investment in Alpine Income Property Trust, Inc.	37,468	30,574
Mitigation Credits	3,405	2,622
Mitigation Credit Rights	21,573	—
Commercial Loan and Master Lease Investments	38,993	38,320
Cash and Cash Equivalents	7,005	4,289
Restricted Cash	68,546	29,536
Refundable Income Taxes	856	26
Deferred Income Taxes—Net	215	—
Other Assets—See Note 13	11,695	12,180
Total Assets	$686,682	$666,700
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$1,402	$1,047
Accrued and Other Liabilities—See Note 19	12,716	9,090
Deferred Revenue—See Note 20	3,656	3,319
Intangible Lease Liabilities—Net	3,036	24,163
Liabilities Held for Sale—See Note 25	831	831
Deferred Income Taxes—Net	—	3,521
Long-Term Debt	229,894	273,830
Total Liabilities	251,535	315,801
Commitments and Contingencies—See Note 23
Stockholders’ Equity:
Preferred Stock – 100,000,000 shares authorized; $0.01 par value, 6.375% Series A Cumulative Redeemable Preferred Stock, $25.00 Per Share Liquidation Preference, 3,000,000 shares issued and outstanding at September 30, 2021; 50,000 shares authorized; $100.00 par value, no shares issued or outstanding at December 31, 2020	30	—
Common Stock – 500,000,000 shares authorized; $0.01 par value, 5,960,912 shares issued and outstanding at September 30, 2021; 25,000,000 shares authorized; $1.00 par value, 7,310,680 shares issued and 5,915,756 shares outstanding at December 31, 2020	60	7,250
Treasury Stock – 0 shares at September 30, 2021 and 1,394,924 shares at December 31, 2020	—	(77,541)
Additional Paid-In Capital	86,899	83,183
Retained Earnings	348,681	339,917
Accumulated Other Comprehensive Loss	(523)	(1,910)
Total Stockholders’ Equity	435,147	350,899
Total Liabilities and Stockholders’ Equity	$686,682	$666,700

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share, per share and dividend data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Revenues
Income Properties	$13,734	$12,933	$36,757	$35,409
Management Fee Income	940	683	2,361	2,080
Interest Income from Commercial Loan and Master Lease Investments	726	413	2,136	2,300
Real Estate Operations	1,177	543	4,318	631
Total Revenues	16,577	14,572	45,572	40,420
Direct Cost of Revenues
Income Properties	(3,984)	(3,592)	(9,688)	(8,273)
Real Estate Operations	(252)	(1,682)	(867)	(3,263)
Total Direct Cost of Revenues	(4,236)	(5,274)	(10,555)	(11,536)
General and Administrative Expenses	(2,680)	(3,341)	(8,477)	(8,604)
Impairment Charges	—	—	(16,527)	(1,905)
Depreciation and Amortization	(5,567)	(4,761)	(15,428)	(14,334)
Total Operating Expenses	(12,483)	(13,376)	(50,987)	(36,379)
Gain on Disposition of Assets	22,666	289	28,106	7,365
Gain (Loss) on Extinguishment of Debt	—	—	(641)	1,141
Other Gains and Income	22,666	289	27,465	8,506
Total Operating Income	26,760	1,485	22,050	12,547
Investment and Other Income (Loss)	(797)	(1,030)	8,438	(5,746)
Interest Expense	(1,986)	(2,478)	(6,851)	(8,384)
Income (Loss) Before Income Tax Benefit (Expense)	23,977	(2,023)	23,637	(1,583)
Income Tax Benefit (Expense)	(30)	501	4,371	410
Net Income (Loss) Attributable to the Company	23,947	(1,522)	28,008	(1,173)
Distributions to Preferred Stockholders	(1,129)	—	(1,129)	—
Net Income (Loss) Attributable to Common Stockholders	$22,818	$(1,522)	$26,879	$(1,173)

Per Share Information—See Note 15:
Basic and Diluted Net Income (Loss) Attributable to Common Stockholders	$3.87	$(0.33)	$4.56	$(0.25)

Weighted Average Number of Common Shares
Basic	5,901,095	4,654,329	5,892,900	4,673,049
Diluted	5,901,095	4,654,329	5,892,900	4,673,049

Dividends Declared and Paid - Preferred Stock	$0.3763	$—	$0.3763	$—
Dividends Declared and Paid - Common Stock	$1.00	$0.40	$3.00	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Net Income (Loss) Attributable to the Company	$23,947	$(1,522)	$28,008	$(1,173)
Other Comprehensive Income (Loss):
Cash Flow Hedging Derivative - Interest Rate Swaps (Net of Income Tax Benefit (Expense) of $0, $0.02 million, $0, and ($0.5) million, respectively)	217	73	1,387	(1,793)
Total Other Comprehensive Income (Loss), Net of Income Tax	217	73	1,387	(1,793)
Total Comprehensive Income (Loss)	$24,164	$(1,449)	$29,395	$(2,966)

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

For the three months ended September 30, 2021:

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance July 1, 2021	$—	$60	$—	$13,676	$331,895	$(740)	$344,891
Net Income Attributable to the Company	—	—	—	—	23,947	—	23,947
Issuance of Preferred Stock, Net of Underwriting Discount and Expenses	30	—	—	72,640	—	—	72,670
Exercise of Stock Options and Common Stock Issuance	—	—	—	(83)	—	—	(83)
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	—	666	—	—	666
Preferred Stock Dividends Declared for the Period	—	—	—	—	(1,129)	—	(1,129)
Common Stock Dividends Declared for the Period	—	—	—	—	(6,032)	—	(6,032)
Other Comprehensive Income	—	—	—	—		217	217
Balance September 30, 2021	$30	$60	$—	$86,899	$348,681	$(523)	$435,147

For the three months ended September 30, 2020:

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance July 1, 2020	$—	$6,047	$(77,541)	$32,888	$324,075	$(1,792)	$283,677
Net Loss Attributable to the Company	—	—	—	—	(1,522)	—	(1,522)
Exercise of Stock Options and Common Stock Issuance	—	2	—	72	—	—	74
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	—	543	—	—	543
Common Stock Dividends Declared for the Period	—	—	—	—	(1,863)	—	(1,863)
Other Comprehensive Income, Net of Income Tax	—	—	—	—	—	73	73
Balance September 30, 2020	$—	$6,049	$(77,541)	$33,503	$320,690	$(1,719)	$280,982

For the nine months ended September 30, 2021:

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance January 1, 2021	$—	$7,250	$(77,541)	$83,183	$339,917	$(1,910)	$350,899
Net Income Attributable to the Company	—	—	—	—	28,008	—	28,008
Vested Restricted Stock and Performance Shares	—	—	—	(436)	—	—	(436)
Issuance of Preferred Stock, Net of Underwriting Discount and Expenses	30	—	—	72,409	—	—	72,439
Common Stock Equity Issuance Costs	—	—	—	(197)	—	—	(197)
Exercise of Stock Options and Common Stock Issuance	—	—	—	289	—	—	289
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	—	2,002	—	—	2,002
Par Value $0.01 per Share and Treasury Stock Derecognized at January 29, 2021	—	(7,190)	77,541	(70,351)	—	—	—
Preferred Stock Dividends Declared for the Period	—	—	—	—	(1,129)	—	(1,129)
Common Stock Dividends Declared for the Period	—	—	—	—	(18,115)	—	(18,115)
Other Comprehensive Income	—	—	—	—	—	1,387	1,387
Balance September 30, 2021	$30	$60	$—	$86,899	$348,681	$(523)	$435,147

For the nine months ended September 30, 2020:

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance January 1, 2020	$—	$6,017	$(73,441)	$26,690	$326,073	$74	$285,413
Net Loss Attributable to the Company	—	—	—	—	(1,173)	—	(1,173)
Stock Repurchase	—	—	(4,100)	—	—	—	(4,100)
Equity Component of Convertible Debt	—	—	—	5,248	—	—	5,248
Vested Restricted Stock and Performance Shares	—	24	—	(562)	—	—	(538)
Exercise of Stock Options and Common Stock Issuance	—	8	—	416	—	—	424
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	—	1,711	—	—	1,711
Common Stock Dividends Declared for the Period	—	—	—	—	(4,210)	—	(4,210)
Other Comprehensive Loss, Net of Income Tax	—	—	—	—	—	(1,793)	(1,793)
Balance September 30, 2020	$—	$6,049	$(77,541)	$33,503	$320,690	$(1,719)	$280,982

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash Flow from Operating Activities:
Net Income (Loss) Attributable to the Company	$28,008	$(1,173)
Adjustments to Reconcile Net Income (Loss) Attributable to the Company to Net Cash Provided by Operating Activities:
Depreciation and Amortization	15,428	14,334
Amortization of Intangible Liabilities to Income Property Revenue	(820)	(1,352)
Amortization of Deferred Financing Costs to Interest Expense	444	338
Amortization of Discount on Convertible Debt	951	1,067
Gain on Disposition of Real Estate and Intangible Lease Assets and Liabilities	(28,106)	(5,788)
Gain on Disposition of Assets Held for Sale	—	(1,930)
Loss on Disposition of Commercial Loan and Master Lease Investments	—	353
Loss (Gain) on Extinguishment of Debt	641	(1,141)
Impairment Charges	16,527	1,905
Accretion of Commercial Loan and Master Lease Investment Origination Fees	(1)	(164)
Non-Cash Imputed Interest	(330)	(311)
Deferred Income Taxes	(3,736)	(10,756)
Unrealized (Gain) Loss on Investment Securities	(6,894)	7,098
Non-Cash Compensation	2,434	2,135
Decrease (Increase) in Assets:
Refundable Income Taxes	(830)	—
Assets Held for Sale	(1)	—
Land and Development Costs	381	(468)
Mitigation Credits and Mitigation Credit Rights	(16,007)	3,083
Other Assets	(945)	(2,793)
Increase (Decrease) in Liabilities:
Accounts Payable	1,084	321
Accrued and Other Liabilities	3,800	4,010
Deferred Revenue	337	(26)
Income Taxes Payable	—	3,158
Net Cash Provided By Operating Activities	12,365	11,900
Cash Flow from Investing Activities:
Acquisition of Real Estate and Intangible Lease Assets and Liabilities	(115,780)	(165,419)
Acquisition of Commercial Loan Investments and Master Lease Investments	(364)	(27,839)
Acquisition of Mitigation Credits	—	(2,981)
Restricted Cash Balance Received in Acquisition of Interest in Joint Venture	595
Cash Contribution to Interest in Joint Venture	(639)	(36)
Proceeds from Disposition of Property, Plant, and Equipment, Net, and Assets Held for Sale	108,449	49,646
Principal Payments Received on Commercial Loan and Master Lease Investments	—	20,981
Net Cash Used In Investing Activities	(7,739)	(125,648)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	156,500	62,641
Payments on Long-Term Debt	(171,308)	(64,089)
Cash Paid for Loan Fees	(907)	(2,083)
Payments for Exercise of Stock Options and Common Stock Issuance	(146)	—
Proceeds from Issuance of Preferred Stock, Net of Underwriting Discount and Expenses	72,439	—
Cash Used to Purchase Common Stock	—	(4,100)
Cash Paid for Vesting of Restricted Stock	(452)	(538)
Cash Paid for Equity Issuance Costs	(197)	—
Dividends Paid - Preferred Stock	(1,129)	—
Dividends Paid - Common Stock	(17,700)	(4,210)
Net Cash Provided By (Used In) Financing Activities	37,100	(12,379)
Net Decrease in Cash and Cash Equivalents	41,726	(126,127)
Cash and Cash Equivalents, Beginning of Period	33,825	134,905
Cash and Cash Equivalents, End of Period	$75,551	$8,778

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$7,005	$6,352
Restricted Cash	68,546	2,426
Total Cash	$75,551	$8,778

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Taxes, Net of Refunds Received	$245	$4,845
Cash Paid for Interest	$4,986	$7,096

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Gain (Loss) on Cash Flow Hedges	$1,387	$(1,793)
Convertible Note Exchange	$—	$57,359
Equity Component of Convertible Debt	$—	$5,248
Common Stock Dividends Declared and Unpaid	$415	$—
Assumption of Mortgage Note Payable by Buyer	$30,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS

Description of Business

We are a publicly traded diversified real estate investment trust (“REIT”) that was founded in 1910. We own and manage, sometimes utilizing third-party property management companies, 19 commercial real estate properties in nine states in the United States. As of September 30, 2021, we owned 11 single-tenant and eight multi-tenant income-producing properties comprising 2.2 million square feet of gross leasable space.

In addition to our income property portfolio, as of September 30, 2021, our business included the following:

Management Services:

●	A fee-based management business that is engaged in managing Alpine Income Property Trust, Inc. (“PINE”) and the entity that currently holds 1,600 acres of undeveloped land in Daytona Beach, Florida (the “Land JV”), see Note 6, “Related Party Management Services Business”.

Commercial Loan and Master Lease Investments:

●	A portfolio of two commercial loan investments and two commercial properties, which are included in the 19 commercial real estate properties above, whose leases are classified as commercial loan and master lease investments.

Real Estate Operations:

●	A portfolio of subsurface mineral interests associated with approximately 415,000 surface acres in 20 counties in the State of Florida and a portfolio of mitigation credits (“Subsurface Interests”);

●	A retained interest in the Land JV, which has entered into an agreement to sell substantially all of its remaining 1,600 acres of undeveloped land in Daytona Beach, Florida; and

●	An inventory of historically owned mitigation credits as well as mitigation credits produced by the Company’s mitigation bank. The mitigation bank owns a 2,500 acre parcel of land in the western part of Daytona Beach, Florida and, pursuant to a mitigation plan approved by the applicable state and federal authorities, produces mitigation credits that are sold to developers of land in the Daytona Beach area for the purpose of enabling the developers to obtain certain regulatory permits for property development (the “Mitigation Bank”). Prior to the Interest Purchase (hereinafter defined in Note 8, “Investments in Joint Ventures”) completed on September 30, 2021, the Company held a 30% retained interest in the entity that owns the Mitigation Bank.

Our business also includes our investment in PINE. As of September 30, 2021, our investment totaled $37.5 million, or 15.7% of PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

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

The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other entities in which we have a controlling interest. Any real estate entities or properties included in the consolidated financial statements have been consolidated only for the periods that such entities or properties were owned or under control by us. All inter-company balances and transactions have been eliminated in the consolidated financial statements. The Company has a retained interest in the Land JV as well as an equity investment in PINE. Prior to the Interest Purchase (hereinafter defined in Note 8, “Investments in Joint Ventures”) completed on September 30, 2021, the Company also had a 30% retained interest in the entity that owns the Mitigation Bank. The Company has concluded that these entities are variable interest entities of which the Company is not the primary beneficiary and as a result, these entities are not consolidated.

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

Recently Issued Accounting Standards

Debt with Conversion and Other Options. In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 related to simplifying the accounting for convertible instruments by removing certain separation models for convertible instruments. Among other things, the amendments in the update also provide for improvements in the consistency in EPS calculations by amending the guidance by requiring that an entity use the if-converted method for convertible instruments. The amendments in ASU 2020-06 are effective for reporting periods beginning after December 15, 2021. The Company intends to adopt ASU 2020-06 commencing January 1, 2022, at which time, the Company’s diluted EPS calculation will include the dilutive impact of the 2025 Notes (hereinafter defined), irrespective of intended cash settlement. Further, the Company elects, upon adoption, to utilize the modified retrospective approach, negating the required restatement of EPS for periods prior to adoption.

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

Reclassifications

Certain items in the consolidated balance sheet as of December 31, 2020 have been reclassified to conform to the presentation as of September 30, 2021. Specifically, in the first quarter of 2021, the Company reclassified deferred financing costs incurred in connection with its Credit Facility (as further described in Note 17, “Long-Term Debt”), net of accumulated amortization, as a component of other assets on the accompanying consolidated balance sheet. Accordingly, deferred financing costs of $1.2 million, net of accumulated amortization of $0.5 million, were reclassified from long-term debt to other assets as of December 31, 2020.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of September 30, 2021 include certain amounts over the Federal Deposit Insurance Corporation limits.

Restricted Cash

Restricted cash totaled $68.5 million at September 30, 2021, of which $67.8 million is being held in various escrow accounts to be reinvested through the like-kind exchange structure into other income properties, $0.6 million is being held in an escrow account in connection with the Mitigation Bank as required by the applicable state and federal permitting authorities, and $0.1 million is being held in an escrow account in connection with the sale of a ground lease located in Daytona Beach, Florida.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at September 30, 2021 and December 31, 2020, approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s Credit Facility (hereinafter defined) as of September 30, 2021 and December 31, 2020, approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s fixed rate commercial loan and master lease investments, the 2026 Term Loan (hereinafter defined), and convertible debt held as of September 30, 2021 and December 31, 2020 are measured at fair value based on current market rates for financial instruments with similar risks and maturities (see Note 10, “Fair Value of Financial Instruments”).

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

Mitigation Credits

Mitigation credits are stated at historical cost. As these assets are sold, the related revenues and cost of sales are reported as revenues from, and direct costs of, real estate operations, respectively, in the consolidated statements of operations.

Accounts Receivable

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of accrued tenant reimbursable expenses and other tenant receivables. Receivables related to income property tenants totaled $0.8 million and $2.3 million as of September 30, 2021 and December 31, 2020, respectively. The $1.5 million decrease is primarily attributable to a decrease in estimated accrued receivables for variable lease payments including common area maintenance, insurance, real estate taxes and other operating expenses.

Accounts receivable related to real estate operations, which are classified in other assets on the consolidated balance sheets, totaled $1.4 million and $1.3 million as of September 30, 2021 and December 31, 2020, respectively. The accounts receivable as of September 30, 2021 and December 31, 2020 are primarily related to the reimbursement of certain infrastructure costs completed by the Company in conjunction with two land sale transactions that closed during the fourth quarter of 2015 as more fully described in Note 13, “Other Assets.”

The collectability of the aforementioned receivables shall be considered and adjusted through an allowance for credit losses pursuant to ASC 326, Financial Instruments-Credit Losses. As of September 30, 2021 and December 31, 2020, the Company recorded an allowance for doubtful accounts of $0.2 million and $0.5 million, respectively, with the reduction being attributable to accounts receivable that were previously allowed for and written off against the allowance during the nine months ended September 30, 2021.

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

The following table summarizes the Company’s revenue from continuing operations by segment, major good and/or service, and the related timing of revenue recognition for the three months ended September 30, 2021 (in thousands):

	Income Properties	Management Services	Commercial Loan and Master Lease Investments	Real Estate Operations	Total Revenues
Major Good / Service:
Lease Revenue - Base Rent	$10,705	$—	$—	$—	$10,705
Lease Revenue - CAM	1,287	—	—	—	1,287
Lease Revenue - Reimbursements	1,453	—	—	—	1,453
Above / Below Market Lease Accretion	86	—	—	—	86
Contributed Leased Assets Accretion	38	—	—	—	38
Management Services	—	940	—	—	940
Commercial Loan and Master Lease Investments	—	—	726	—	726
Mitigation Credit Sales	—	—	—	219	219
Subsurface Revenue - Other	—	—	—	958	958
Interest and Other Revenue	165	—	—	—	165
Total Revenues	$13,734	$940	$726	$1,177	$16,577

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$—	$1,177	$1,177
Services Transferred Over Time	165	940	—	—	1,105
Over Lease Term	13,569	—	—	—	13,569
Commercial Loan and Master Lease Investment Related Revenue	—	—	726	—	726
Total Revenues	$13,734	$940	$726	$1,177	$16,577

The following table summarizes the Company’s revenue from continuing operations by segment, major good and/or service, and the related timing of revenue recognition for the three months ended September 30, 2020 (in thousands):

	Income Properties	Management Services	Commercial Loan and Master Lease Investments	Real Estate Operations	Total Revenues
Major Good / Service:
Lease Revenue - Base Rent	$9,609	$—	$—	$—	$9,609
Lease Revenue - CAM	866	—	—	—	866
Lease Revenue - Reimbursements	1,432	—	—	—	1,432
Lease Revenue - Billboards	43	—	—	—	43
Above / Below Market Lease Accretion	434	—	—	—	434
Contributed Leased Assets Accretion	43	—	—	—	43
Management Services	—	683	—	—	683
Commercial Loan and Master Lease Investments	—	—	413	—	413
Subsurface Revenue - Other	—	—	—	543	543
Interest and Other Revenue	506	—	—	—	506
Total Revenues	$12,933	$683	$413	$543	$14,572

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$—	$543	$543
Services Transferred Over Time	506	683	—	—	1,189
Over Lease Term	12,427	—	—	—	12,427
Commercial Loan and Master Lease Investment Related Revenue	—	—	413	—	413
Total Revenues	$12,933	$683	$413	$543	$14,572

The following table summarizes the Company’s revenue from continuing operations by segment, major good and/or service, and the related timing of revenue recognition for the nine months ended September 30, 2021 (in thousands):

	Income Properties	Management Services	Commercial Loan and Master Lease Investments	Real Estate Operations	Total Revenues
Major Good / Service:
Lease Revenue - Base Rent	$29,769	$—	$—	$—	$29,769
Lease Revenue - CAM	2,364	—	—	—	2,364
Lease Revenue - Reimbursements	3,351	—	—	—	3,351
Lease Revenue - Billboards	3	—	—	—	3
Above / Below Market Lease Accretion	820	—	—	—	820
Contributed Leased Assets Accretion	197	—	—	—	197
Management Services	—	2,361	—	—	2,361
Commercial Loan and Master Lease Investments	—	—	2,136	—	2,136
Mitigation Credit Sales		—		219	219
Subsurface Revenue - Other	—	—	—	3,644	3,644
Land Sales Revenue	—	—	—	455	455
Interest and Other Revenue	253	—	—	—	253
Total Revenues	$36,757	$2,361	$2,136	$4,318	$45,572

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$—	$4,318	$4,318
Services Transferred Over Time	253	2,361	—	—	2,614
Over Lease Term	36,504	—	—	—	36,504
Commercial Loan and Master Lease Investment Related Revenue	—	—	2,136	—	2,136
Total Revenues	$36,757	$2,361	$2,136	$4,318	$45,572

The following table summarizes the Company’s revenue from continuing operations by segment, major good and/or service, and the related timing of revenue recognition for the nine months ended September 30, 2020 (in thousands):

	Income Properties	Management Services	Commercial Loan and Master Lease Investments	Real Estate Operations	Total Revenues
Major Good / Service:
Lease Revenue - Base Rent	$27,630	$—	$—	$—	$27,630
Lease Revenue - CAM	2,452	—	—	—	2,452
Lease Revenue - Reimbursements	2,918	—	—	—	2,918
Lease Revenue - Billboards	170	—	—	—	170
Above / Below Market Lease Accretion	1,352	—	—	—	1,352
Contributed Leased Assets Accretion	130	—	—	—	130
Management Services	—	2,080	—	—	2,080
Commercial Loan and Master Lease Investments	—	—	2,300	—	2,300
Mitigation Credit Sales	—	—	—	4	4
Subsurface Revenue - Other	—	—	—	621	621
Fill Dirt and Other Revenue	—	—	—	6	6
Interest and Other Revenue	757	—	—	—	757
Total Revenues	$35,409	$2,080	$2,300	$631	$40,420

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$—	$631	$631
Services Transferred Over Time	757	2,080	—	—	2,837
Over Lease Term	34,652	—	—	—	34,652
Commercial Loan and Master Lease Investment Related Revenue	—	—	2,300	—	2,300
Total Revenues	$35,409	$2,080	$2,300	$631	$40,420

NOTE 4. INCOME PROPERTIES

Leasing revenue consists of long-term rental revenue from retail, office, and commercial income properties, and billboards, which is recognized as earned, using the straight-line method over the life of each lease. Lease payments below include straight-line base rental revenue as well as the non-cash accretion of above and below market lease amortization.

The components of leasing revenue are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Leasing Revenue
Lease Payments	$10,829	$10,086	$30,786	$29,112
Variable Lease Payments	2,905	2,847	5,971	6,297
Total Leasing Revenue	$13,734	$12,933	$36,757	$35,409

Minimum future base rental revenue on non-cancelable leases subsequent to September 30, 2021, for the next five years ended December 31 are summarized as follows (in thousands):

Year Ending December 31,	Amounts
Remainder of 2021	$10,183
2022	40,355
2023	38,997
2024	37,702
2025	36,890
2026 and thereafter (cumulative)	191,808
Total	$355,935

2021 Acquisitions. During the nine months ended September 30, 2021, the Company acquired three multi-tenant income properties for an aggregate purchase price of $111.0 million, or a total acquisition cost of $111.3 million including capitalized acquisition costs. Of the total acquisition cost, $40.4 million was allocated to land, $41.4 million was allocated to buildings and improvements, and $29.5 million was allocated to intangible assets pertaining to the in-place lease value, leasing costs, and above market lease value and $0.05 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 7.1 years at acquisition.

The properties acquired during the nine months ended September 30, 2021 are described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Purchase Price ($000's)	Percentage Leased at Acquisition	Remaining Lease Term at Acquisition Date (in years)
Jordan Landing	Multi-Tenant	West Jordan, UT	03/02/21	170,996	$20,000	100%	7.9
Eastern Commons	Multi-Tenant	Henderson, NV	03/10/21	133,304	18,500	96%	6.9
Shops at Legacy	Multi-Tenant	Plano, TX	06/23/21	236,432	72,500	83%	6.9
		Total / Weighted Average		540,732	$111,000		7.1

2021 Dispositions. During the nine months ended September 30, 2021, the Company disposed of one multi-tenant income property and 13 single-tenant income properties.

The properties disposed of during the nine months ended September 30, 2021 are described below (in thousands):

Tenant Description	Tenant Type	Date of Disposition	Sales Price	Gain on Sale
World of Beer/Fuzzy's Taco Shop, Brandon, FL	Multi-Tenant	01/20/21	$2,310	$599
Moe's Southwest Grill, Jacksonville, FL (4)	Single-Tenant	02/23/21	2,541	109
Burlington, N. Richland Hills, TX	Single-Tenant	04/23/21	11,528	62
Staples, Sarasota, FL	Single-Tenant	05/07/21	4,650	662
CMBS Portfolio (1)	Single-Tenant	06/30/21	44,500	3,899
Chick-fil-A, Chandler, AZ (4)	Single-Tenant (2)	07/14/21	2,884	1,582
JPMorgan Chase Bank, Chandler, AZ (4)	Single-Tenant (2)	07/27/21	4,710	2,738
Fogo De Chao, Jacksonville, FL (4)	Single-Tenant (3)	09/02/21	4,717	866
Wells Fargo, Raleigh, NC	Single-Tenant	09/16/21	63,000	17,480
Total			$140,840	$27,997
(1)	On June 30, 2021, the Company sold six single-tenant income properties (the “CMBS Portfolio”) to PINE for an aggregate purchase price of $44.5 million.
(2)	Represents a single-tenant outparcel to Crossroads, the Company’s multi-tenant income property located in Chandler, Arizona.
(3)	Represents a single-tenant property at The Strand, the Company’s multi-tenant income property located in Jacksonville, Florida.
(4)	Property or outparcel represents a ground lease.

2020 Acquisitions. During the nine months ended September 30, 2020, the Company acquired two multi-tenant income properties and two single-tenant income properties for an aggregate purchase price of $185.1 million, or a total acquisition cost of $185.7 million including capitalized acquisition costs. Of the total acquisition cost, $50.0 million was allocated to land, $94.6 million was allocated to buildings and improvements, $21.9 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and $1.8 million was allocated to intangible liabilities for the below market lease value. The remaining $21.0 million was classified as a commercial loan investment, as noted below. The weighted average amortization period for the intangible assets and liabilities was approximately 4.5 years at acquisition.

The properties acquired during the nine months ended September 30, 2020 are described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Purchase Price ($000's)	Percentage Leased at Acquisition	Remaining Lease Term at Acquisition Date (in years)
Crossroads Towne Center	Multi-Tenant	Chandler, AZ	01/24/20	254,109	$61,800	99%	5.0
Ashford Lane	Multi-Tenant	Atlanta, GA	02/21/20	268,572	75,435	80%	3.6
Ford Motor Credit	Single-Tenant	Tampa, FL	08/21/20	120,500	26,900	100%	3.6
Master Tenant - Hialeah (1)	Single-Tenant	Hialeah, FL	09/25/20	108,029	21,000	100%	25.0
		Total / Weighted Average		751,210	$185,135		6.5
(1)

The lease with the Master Tenant – Hialeah (“Master Tenant – Hialeah Lease”) includes three tenant repurchase options. Pursuant to FASB ASC Topic 842, Leases, the $21.0 million investment has been recorded in the accompanying consolidated balance sheet as of December 31, 2020 as a commercial loan investment. See Note 5, “Commercial Loan and Master Lease Investments.”

2020 Dispositions. During the nine months ended September 30, 2020, the Company disposed of one multi-tenant income property and seven single-tenant income properties.

The properties disposed of during the nine months ended September 30, 2020 are described below (in thousands):

Tenant Description	Tenant Type	Date of Disposition	Sales Price	Gain (Loss) on Sale
CVS, Dallas, TX (1)	Single-Tenant	04/24/20	$15,222	$854
Wawa, Daytona Beach, FL (1)	Single-Tenant	04/29/20	6,002	1,769
JPMorgan Chase Bank, Jacksonville, FL (1)	Single-Tenant	06/18/20	6,715	960
7-Eleven, Dallas, TX	Multi-Tenant	06/26/20	2,400	(46)
Bank of America, Monterey, CA (1)	Single-Tenant	06/29/20	9,000	3,892
Wawa, Jacksonville, FL (1)	Single-Tenant	07/23/20	7,143	246
Carrabbas, Austin, TX	Single-Tenant	08/05/20	2,555	(84)
PDQ, Jacksonville, FL (1)	Single-Tenant	09/08/20	2,540	128
Total			$51,577	$7,719
(1)	Property represents a ground lease.

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

The Company’s commercial loan and master lease investments were comprised of the following at September 30, 2021 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Ground Lease Loan – 400 Josephine Street, Austin, TX	July 2019	N/A	$16,250	$16,250	$17,098	N/A
Master Tenant – Hialeah Lease Loan – Hialeah, FL	September 2020	N/A	21,085	21,085	21,137	N/A
Mortgage Note – 4311 Maple Avenue – Dallas, TX	October 2020	April 2023	400	400	394	7.50%
Mortgage Note – 110 N Beach Street – Daytona Beach, FL	June 2021	December 2022	364	364	364	10.00%
			$38,099	$38,099	$38,993

The Company’s commercial loan and master lease investments were comprised of the following at December 31, 2020 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Ground Lease Loan – 400 Josephine Street, Austin, TX	July 2019	N/A	$16,250	$16,250	$16,827	N/A
Master Tenant – Hialeah Lease Loan – Hialeah, FL	September 2020	N/A	21,085	21,085	21,101	N/A
Mortgage Note – 4311 Maple Avenue – Dallas, TX	October 2020	April 2023	400	400	392	7.50%
			$37,735	$37,735	$38,320

The carrying value of the commercial loan and master lease investments portfolio at September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	As of
	September 30, 2021	December 31, 2020
Current Face Amount	$38,099	$37,735
Imputed Interest over Rent Payments Received	900	593
Unaccreted Origination Fees	(2)	(4)
CECL Reserve	(4)	(4)
Total Commercial Loan and Master Lease Investments	$38,993	$38,320

NOTE 6. RELATED PARTY MANAGEMENT SERVICES BUSINESS

Alpine Income Property Trust. Pursuant to the Company’s management agreement with PINE, the Company generates a base management fee equal to 0.375% per quarter of PINE’s total equity (as defined in the management agreement and based on a 1.5% annual rate), calculated and payable in cash, quarterly in arrears. The structure of the base fee provides the Company with an opportunity for the base fee to grow should PINE’s independent board members determine to raise additional equity capital in the future. The Company also has an opportunity to achieve additional cash flows as manager of PINE pursuant an annual incentive fee based on PINE’s total stockholder return exceeding an 8% cumulative annual hurdle rate (the “Outperformance Amount”) subject to a high-water mark price. PINE would pay the Company an incentive fee with respect to each annual measurement period in the amount of the greater of (i) $0.00 and (ii) the product of (a) 15% multiplied by (b) the Outperformance Amount multiplied by (c) the weighted average shares. No incentive fee was earned for the year ended December 31, 2020.

During the three and nine months ended September 30, 2021, the Company earned management fee revenue from PINE totaling $0.9 million and $2.3 million, respectively. Dividend income for the three and nine months ended September 30, 2021 totaled $0.5 million and $1.5 million, respectively. During the three and nine months ended September 30, 2020, the Company earned management fee revenue from PINE totaling $0.6 million and $1.9 million, respectively. Dividend income for the three and nine months ended September 30, 2020 totaled $0.4 million and $1.2 million, respectively. Management fee revenue from PINE, included in management services, and dividend income, included in investment and other income (loss), are reflected in the accompanying consolidated statements of operations.

The following table represents amounts due from PINE to the Company as of September 30, 2021 and December 31, 2020 which are included in other assets on the consolidated balance sheets (in thousands):

	As of
Description	September 30, 2021	December 31, 2020
Management Services Fee due from PINE	$909	$631
Dividend Receivable	413	—
Other	33	35
Total	$1,355	$666

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

Land JV. Pursuant to the terms of the operating agreement for the Land JV, the initial amount of the management fee was $20,000 per month. The management fee is evaluated quarterly and as land sales occur in the Land JV, the basis for our management fee is reduced as the management fee is based on the value of real property that remains in the Land JV. The monthly management fee as of September 30, 2021 was $10,000 per month.

During the three and nine months ended September 30, 2021 the Company earned management fee revenue from the Land JV totaling $0.03 million and $0.09 million, respectively, and was collected in full during the periods earned. During the three and nine months ended September 30, 2020 the Company earned management fee revenue from the Land JV totaling $0.05 million and $0.2 million, respectively, and was collected in full during the periods earned. Management fee revenue from the Land JV is included in management services in the accompanying consolidated statements of operations.

NOTE 7. REAL ESTATE OPERATIONS

Real Estate Operations

Land and development costs at September 30, 2021 and December 31, 2020 were as follows (in thousands):

	As of
	September 30, 2021	December 31, 2020
Land and Development Costs	$6,022	$6,377
Subsurface Interests	680	706
Total Land and Development Costs	$6,702	$7,083

Revenue from continuing real estate operations consisted of the following for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Mitigation Credit Sales	$219	$—	$219	$4
Subsurface Revenue - Other	958	543	3,644	621
Land Sales Revenue	—	—	455	—
Fill Dirt and Other Revenue	—	—	—	6
Total Real Estate Operations Revenue	$1,177	$543	$4,318	$631

Daytona Beach Development. The Company owns a six-acre parcel of land with existing structures in downtown Daytona Beach and other contiguous parcels that were acquired for an aggregate of $4.1 million, representing the substantial portion of an entire city block in downtown Daytona Beach adjacent to International Speedway Boulevard, a major thoroughfare in Daytona Beach. As of September 30, 2021, we have incurred $1.6 million in raze and entitlement costs related to these parcels which is included in land and development costs on the consolidated balance sheets. During the three months ended September 30, 2021, the Company entered into a purchase and sale agreement to sell the six-acre parcel for a sales price of $6.25 million. The closing of the sale is anticipated to occur prior to year-end and is subject to completion of customary due diligence and closing conditions.

Mitigation Credits. The Company owns mitigation credits and mitigation credit rights with an aggregate cost basis of $25.0 million as of September 30, 2021, representing a $22.4 million increase from the balance as of December 31, 2020. During the three months ended September 30, 2021, the Company completed the Interest Purchase, hereinafter defined in Note 8, “Investments in Joint Ventures”. As a result of the Interest Purchase, as of September 30, 2021, the Company owns 100% of the Mitigation Bank, and therefore its underlying assets, which includes an inventory of mitigation credits. Certain of the mitigation credits are currently available for sale with the remainder to become available as they are released to the Mitigation Bank by the applicable state and federal authorities pursuant to the completion of phases of the approved mitigation plans (“Mitigation Credit Rights”). At the time of the Interest Purchase on September 30, 2021, the Company’s cost basis in the newly acquired mitigation credits and mitigation credit rights totaled $0.9 million and $21.6 million, respectively, which is comprised of (i) $15.6 million of the $18.0 million Interest Purchase allocated to the mitigation credit assets and (ii) the $6.9 million previously recorded value of the retained interest in the entity that owns the Mitigation Bank.

The Mitigation Bank engages in the creation and sale of both federal and state wetland mitigation credits. These credits are created pursuant to the applicable permits that have been issued by the federal and state regulatory agencies that exercise jurisdiction over the awarding of such credits, but no assurances can be given as to the ultimate issuance, marketability or value of the credits. The Mitigation Bank received the permit from the state regulatory agency on June 8, 2018 (the “State Permit”). The state regulatory agency may award up to 355 state credits under the State Permit. On August 6, 2018, the state regulatory agency awarded the initial 88.84 credits under the State Permit. The Company anticipates another 8.95 state credits to be issued prior to the end of 2021. The Mitigation Bank received the permit from the federal regulatory agency on September 8, 2021 (the “Federal Permit”). The federal regulatory agency may award up to 173.91 federal credits under the Federal Permit. On September 8, 2021, the federal regulatory agency awarded the initial 17.39 credits under the Federal Permit. The Company intends to sell the mitigation credits produced by the Mitigation Bank or may sell the Mitigation Bank in its entirety. No assurance can be given that the Company will be able to consummate any such sales or regarding the likelihood, timing, or final terms of any such potential sales.

Revenues and the cost of sales of mitigation credit sales are reported as revenues from, and direct costs of, real estate operations, respectively, in the consolidated statements of operations. During the three months and nine months ended September 30, 2021, the Company sold mitigation credits for proceeds of $0.2 million with a cost basis of $0.1 million. During the nine months ended September 30, 2020, proceeds from mitigation credit sales totaled less than $0.01 million, none of which were completed during the three months ended September 30, 2020. Additionally, during the nine months ended September 30, 2020, an aggregate charge to cost of sales was recorded for  $3.1 million which was comprised of (i) 42 mitigation credits with a cost basis of $2.9 million that were provided at no cost to buyers and (ii) the Company’s  purchase of two mitigation credits for $0.2 million.

Subsurface Interests. As of September 30, 2021, the Company owns 415,000 acres of Subsurface Interests. The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. The Company’s subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage. During the nine months ended September 30, 2021, the Company sold approximately 39,200 acres of subsurface oil, gas, and mineral rights for a sales price of $3.5 million, which revenues are included within real estate operations in the consolidated statements of operations. During the nine months ended September 30, 2020, the Company sold 345 acres of subsurface oil, gas, and mineral rights for a sales price of $0.4 million, which revenues are included within real estate operations in the consolidated statements of operations. Revenues received from oil royalties totaled $0.03 million and $0.02 million during the nine months ended September 30, 2021 and 2020, respectively.

The Company is not prohibited from selling any or all of its Subsurface Interests. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee typically based on a percentage of the surface value. Should the Company complete a transaction to sell all or a portion of its Subsurface Interests or complete a release transaction, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments including income-producing properties. Cash payments for the release of surface entry rights totaled $0.1 million and $0.2 million during the nine months ended September 30, 2021 and 2020, respectively.

Land Impairments. There were no impairment charges on the Company’s undeveloped land holdings, or its income property portfolio during the three and nine months ended September 30, 2021 and 2020. The $16.5 million impairment charge recognized during the three months ended June 30, 2021 is related to the Company’s retained interest in the Land JV as a result of the estimated proceeds to be received in connection with the contract entered into with Timberline Acquisition Partners, an affiliate of Timberline Real Estate Partners (“Timberline”), for the sale of substantially all of its remaining land, including any land that was previously under contract, for a sales price of $67.0 million. As a result of the sale of approximately 8 acres for $0.8 million completed by the Land JV during the three months ended September 30, 2021, the sales price was reduced to $66.2 million.

NOTE 8. INVESTMENTS IN JOINT VENTURES

The Company’s Investment in Joint Ventures was as follows as of September 30, 2021 and December 31, 2020 (in thousands):

	As of
	September 30, 2021	December 31, 2020
Land JV	$25,575	$41,765
Mitigation Bank JV	—	6,912
Total Investment in Joint Ventures	$25,575	$48,677

Land JV. The Company’s retained interest in the Land JV represents a notional 33.5% stake in the venture, the value of which may be realized in the form of distributions based on the timing and the amount of proceeds achieved when the land is ultimately sold by the Land JV. As of June 30, 2021, the Land JV had completed $79.7 million in land sales since its inception in mid-October 2019. During the second quarter of 2021, the Land JV entered into a binding contract with Timberline, for the sale of substantially all of its remaining 1,600 acres of land, including any parcels that were previously under contract, for a sales price of $67.0 million. As a result of the sale of approximately 8 acres for $0.8 million completed by the Land JV during the three months ended September 30, 2021, the sales price was reduced to $66.2 million. Completion of the sale to Timberline under the above-referenced contract would result in estimated proceeds to the Company, after distributions to the other member of the Land JV, and before taxes, of $25.6 million. Accordingly, during the three months ended June 30, 2021, the Company recorded an impairment charge of $16.5 million to reduce the balance of the investment in the Land JV to the amount of the estimated proceeds from the potential sale to Timberline. The closing of the sale to Timberline is anticipated to occur prior to year-end and is subject to completion of customary due diligence and closing conditions. As of September 30, 2021, the Company, as manager of the Land JV, continues to pursue the sale of individual parcels within the remaining 1,600 acres, which sales would be subject to approval by Timberline.

The Company currently serves as the manager of the Land JV and is responsible for day-to-day operations at the direction of the partners of the Land JV (the “JV Partners”). All major decisions and certain other actions that can be taken by the manager must be approved by the unanimous consent of the JV Partners (the “Unanimous Actions”). Unanimous Actions include such matters as the approval of pricing for all land parcels in the Land JV; approval of contracts for the sale of land that contain material revisions to the standard purchase contract of the Land JV; entry into any lease agreement affiliated with the Land JV;  entering into listing or brokerage agreements; approval and amendment of the Land JV’s operating budget; obtaining financing for the Land JV; admission of additional members; and dispositions of the Land JV’s real property for amounts less than market value. Pursuant to the Land JV’s operating agreement, the Land JV paid the manager a management fee in the initial amount of $20,000 per month. The management fee is evaluated quarterly and as land sales occur in the Land JV, the basis for our management fee is reduced as the management fee is based on the value of real property that remains in the Land JV. The monthly management fee as of September 30, 2021 was $10,000 per month.

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

The following table provides summarized financial information of the Land JV as of September 30, 2021 and December 31, 2020 (in thousands):

	As of
	September 30, 2021	December 31, 2020
Assets, Cash and Cash Equivalents	$614	$802
Assets, Receivables and Prepaid Expenses	207	117
Assets, Investment in Land Assets	6,446	5,658
Total Assets	$7,267	$6,577

Liabilities, Accounts Payable, Accrued Expenses, Deferred Revenue	$215	$228
Equity	$7,052	$6,349
Total Liabilities & Equity	$7,267	$6,577

The following table provides summarized financial information of the Land JV for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues	$1,012	$46,051	$1,033	$53,877
Direct Cost of Revenues	(62)	(8,377)	(187)	(11,752)
Operating Income	$950	$37,674	$846	$42,125
Other Operating Expenses	(87)	(105)	(235)	(379)
Net Income	$863	$37,569	$611	$41,746

The Company’s share of the Land JV’s net income (loss) was zero for the three and nine months ended September 30, 2021 and 2020. Pursuant to ASC 323, certain adjustments are made when calculating the Company’s share of net income, including adjustments required to reflect the investor’s share of changes in investee’s capital to reflect distributions from the venture. Additionally, basis differences are also considered. The Company recorded the retained interest in the Land JV of $48.9 million at the estimated fair market value based on the relationship of the $97.0 million sales price of the 66.5% equity interest to the 33.5% retained interest. The Land JV recorded the assets contributed by the Company at carry-over basis pursuant to ASC 845 which states that transfers of nonmonetary assets should typically be recorded at the transferor’s historical cost basis. Accordingly, the Company’s basis difference in the 33.5% retained equity interest will be evaluated each quarter upon determining the Company’s share of the Land JV’s net income. Although no adjustment was required related to the Company’s share of the Land JV’s net income for the three and nine months ended September 30, 2021 or 2020, the Company did record an impairment of $16.5 million during the three months ended June 30, 2021 on the retained equity interest as a result of the estimated proceeds to be received from the potential sale to Timberline.

Mitigation Bank. The mitigation bank transaction completed in June 2018 consisted of the sale of a 70% interest in the entity that owns the Mitigation Bank (the “Mitigation Bank JV”). The purchaser of the 70% interest in the Mitigation Bank JV is comprised of certain funds and accounts managed by an investment advisor subsidiary of BlackRock, Inc. (“BlackRock”). The Company retained a 30% non-controlling interest in the Mitigation Bank JV. A third-party was retained by the Mitigation Bank JV as the day-to-day manager of the Mitigation Bank JV property, responsible for the maintenance, generation, tracking, and other aspects of wetland mitigation credits. Prior to September 30, 2021, the investment in joint ventures included on the Company’s consolidated balance sheets included $6.9 million related to the fair market value of the 30% retained interest in the Mitigation Bank JV.

On September 30, 2021, the Company, through a wholly owned and fully consolidated TRS, purchased the remaining 70% interest in the Mitigation Bank JV from BlackRock for $18.0 million (the “Interest Purchase”) resulting in a net cash payment by the Company of $16.1 million after utilizing the available cash in the Mitigation Bank JV of $1.9 million. The $16.1 million portion of the Interest Purchase was funded using available cash and the Company’s revolving credit facility. As a result of the Interest Purchase, the Mitigation Bank JV is now wholly owned by the Company and is referred to as the Mitigation Bank. Pursuant to ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, the Interest Purchase represents an asset acquisition as substantially all of the fair value of the gross assets acquired are concentrated in a group of similar identifiable assets, i.e. the mitigation credits and mitigation credit rights. Accordingly, the Company recorded the Interest Purchase by allocating the total cost of the asset group to the individual assets acquired. The Company’s total cost of the Interest Purchase totaled $24.9 million which is comprised of (i) the $18.0 million Interest Purchase and (ii) the $6.9 million previously recorded value of the retained interest in the entity that owns the Mitigation Bank. In connection with the Interest Purchase, the previously recorded value of $6.9 million of the retained interest was eliminated and the $24.9 million total cost was allocated as follows: (i) $1.8 million to cash and cash equivalents, (ii) $0.6 million to restricted cash, (iii) $0.9 million to the mitigation credits, and (iv) $21.6 million to the mitigation credit rights.

During the period from June 2018 through the date of the Interest Purchase on September 30, 2021, the operations of the Mitigation Bank JV are summarized as follows. The operating agreement of the Mitigation Bank JV (the “Operating Agreement”) was executed in conjunction with the mitigation bank transaction and stipulated that the Company should have arranged for sales of the Mitigation Bank JV’s mitigation credits to unrelated third parties totaling no less than $6.0 million of revenue to the Mitigation Bank JV, net of commissions, by the end of 2020, utilizing a maximum of 60 mitigation credits (the “Minimum Sales Requirement”). The Operating Agreement stipulated that if the Minimum Sales Requirement was not achieved, then BlackRock had the right, but was not required, to cause the Company to purchase the number of mitigation credits necessary to reach the Minimum Sales Requirement (the “Minimum Sales Guarantee”). As a result of not having achieved the Minimum Sales Requirement prior to December 31, 2020, during the nine months ended September 30, 2021, the Company had active discussions with BlackRock whereby BlackRock did not cause the Company to effectuate the Minimum Sales Guarantee, rather, the Company purchased the remaining 70% interest in the Mitigation Bank JV from BlackRock.

During June 2018, upon closing the Mitigation Bank JV, the Company estimated the fair value of the Minimum Sales Guarantee at $0.1 million which was recorded as a reduction in the gain on the transaction and was included in accrued and other liabilities in the Company’s consolidated balance sheet. As a result of the Interest Purchase, as of September 30, 2021, there is no remaining liability related to the Minimum Sales Guarantee.

Additionally, the Operating Agreement provided BlackRock had the right to cause the Company to purchase a maximum of 8.536 mitigation credits per quarter (the “Commitment Amount”) from the Mitigation Bank JV at a price equal to 60% of the then fair market value for mitigation credits (the “Put Right”). The Put Right was applicable even if the Mitigation Bank JV had not yet been awarded a sufficient number of mitigation credits by the applicable federal and state regulatory agencies. Further, in any quarter that BlackRock did not exercise its Put Right, the unexercised Commitment Amount for the applicable quarter may have been rolled over to future calendar quarters. However, the Operating Agreement also stipulated that any amount of third-party sales of mitigation credits would reduce the Put Rights outstanding on a one-for-one basis, if the sales price of the third-party sales equaled or exceeded the prices stipulated by the Put Right. Further, any sales of mitigation credits to third parties at the requisite minimum prices in a quarter that exceeded the quarterly amount of the Put Right would reduce the Put Rights in future calendar quarters on a one-for-one basis. The initial maximum potential of future payments for the Company pursuant to the Put Right was $27.0 million. During June 2018, the Company estimated the fair value of the Put Right to be $0.2 million, which was recorded as a reduction in the gain on the transaction and was included in accrued and other liabilities in the Company’s consolidated balance sheet. As a result of the Interest Purchase, as of September 30, 2021, there is no remaining liability related to the Put Right.

During the nine months ended September 30, 2021, BlackRock did not exercise its Put Right. During the year ended December 31, 2020, BlackRock exercised its Put Right and put 48 mitigation credits to the Company inclusive of (i) 20 mitigation credits acquired during the three months ended March 31, 2020 totaling $1.5 million, or $75,000 per credit, (ii) 20 mitigation credits acquired during the three months ended September 30, 2020 totaling $1.5 million, or $75,000 per credit, and (iii) 8 mitigation credits acquired during the three months ended December 31, 2020 totaling $0.6 million, or $75,000 per credit. For periods prior to the Interest Purchase completed on September 30, 2021, the Company evaluated the impact of the exercised Put Right on the fair value of the Company’s investment in the Mitigation Bank JV of $6.9 million, and on the fair value of the mitigation credits purchased, noting no impairment issues.

The following tables provide summarized financial information of the Mitigation Bank JV as of September 30, 2021 and December 31, 2020 (in thousands). No balances remain as of September 30, 2021 as a result of the Interest Purchase:

	As of
	September 30, 2021	December 31, 2020
Assets, Cash and Cash Equivalents	$—	$1,890
Assets, Prepaid Expenses	—	20
Assets, Investment in Mitigation Credit Assets	—	1,409
Assets, Property, Plant, and Equipment—Net	—	14
Total Assets	$—	$3,333

Liabilities, Accounts Payable, Accrued Liabilities	$—	$17
Equity	$—	$3,316
Total Liabilities & Equity	$—	$3,333

The following table provides summarized financial information of the Mitigation Bank JV for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues	$408	$1,481	$512	$3,359
Direct Cost of Revenues	(9)	(58)	(16)	(139)
Operating Income	$399	$1,423	$496	$3,220
Other Operating Expenses	(49)	(11)	(162)	(159)
Net Income	$350	$1,412	$334	$3,061

The Company’s share of the Mitigation Bank JV’s net income (loss) was zero for the three and nine months ended September 30, 2021 and 2020. Pursuant to ASC 323, certain adjustments are made when calculating the Company’s share of net income, including adjustments required to reflect the investor’s share of changes in investee’s capital to reflect distributions from the venture. Additionally, basis differences are also considered. The Company recorded the initial retained interest in the Mitigation Bank JV of $6.8 million in June 2018 at the estimated fair market value based on the relationship of the $15.3 million sales price of the 70% equity interest to the 30% retained interest. The Mitigation Bank JV recorded the assets contributed by the Company at carry-over basis pursuant to ASC 845 which states that transfers of nonmonetary assets should typically be recorded at the transferor’s historical cost basis. Accordingly, the Company’s basis difference in the 30% retained equity interest was evaluated each quarter upon determining the Company’s share of the Mitigation Bank JV’s net income. As a result of the Interest Purchase, such evaluation will no longer be required subsequent to September 30, 2021.

NOTE 9. INVESTMENT SECURITIES

On November 26, 2019, the Company purchased 394,737 shares of PINE common stock for a total purchase price of $7.5 million in a private placement. Also, on November 26, 2019, the Company purchased 421,053 shares of PINE common stock in the IPO for a total purchase price of $8.0 million. As of September 30, 2021, the Company owns, in the aggregate, 2.04 million shares of PINE, or 15.7% of PINE’s total shares outstanding for an investment value of $37.5 million, which total includes 1.2 million of OP Units, or 9.4%, the Company received in exchange for the contribution of certain income properties to the PINE Operating Partnership, in addition to 815,790 shares of common stock owned by the Company, or  6.3%. The Company has elected the fair value option related to the aggregate investment in securities of PINE pursuant to ASC 825, otherwise such investments would have been accounted for under the equity method.

The Company calculates the unrealized gain or loss based on the closing stock price of PINE at each respective balance sheet date. The unrealized, non-cash gains and losses resulting from the changes in the closing stock price of PINE are included in investment and other income (loss) in the consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020.

The Company’s available-for-sale securities as of September 30, 2021 and December 31, 2020 are summarized below (in thousands):

	Cost	Unrealized Gains in Investment Income	Unrealized Losses in Investment Income	Estimated Fair Value (Level 1 Inputs)
September 30, 2021
Common Stock	$15,500	$—	$(514)	$14,986
Operating Units	23,253	—	(771)	22,482
Total Equity Securities	38,753	—	(1,285)	37,468
Total Available-for-Sale Securities	$38,753	$—	$(1,285)	$37,468

December 31, 2020
Common Stock	$15,500	$—	$(3,271)	$12,229
Operating Units	23,253	—	(4,908)	18,345
Total Equity Securities	38,753	—	(8,179)	30,574
Total Available-for-Sale Securities	$38,753	$—	$(8,179)	$30,574

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$7,005	$7,005	$4,289	$4,289
Restricted Cash - Level 1	$68,546	$68,546	$29,536	$29,536
Commercial Loan and Master Lease Investments - Level 2	$38,993	$39,008	$38,320	$38,318
Long-Term Debt - Level 2	$229,894	$237,291	$273,830	$282,884

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

The following table presents the fair value of assets (liabilities) measured on a recurring basis by level as of September 30, 2021 and December 31, 2020 (in thousands):

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Cash Flow Hedge - Credit Facility Interest Rate Swap (1)	$(736)	$—	$(736)	$—
Cash Flow Hedge - 2026 Term Loan Interest Rate Swap (2)	$162	$—	$162	$—
Cash Flow Hedge - 2026 Term Loan Interest Rate Swap (3)	$51	$—	$51	$—
Investment Securities	$37,468	$37,468	$—	$—
December 31, 2020
Cash Flow Hedge - Credit Facility Interest Rate Swap (1)	$(1,772)	$—	$(1,772)	$—
Cash Flow Hedge - 2026 Term Loan Interest Rate Swap (2)	$(50)	$—	$(50)	$—
Cash Flow Hedge - Mortgage Note Payable Interest Rate Swap (4)	$(88)	$—	$(88)	$—
Investment Securities	$30,574	$30,574	$—	$—
(1)

Effective March 31, 2020, the Company utilized an interest rate swap to fix LIBOR and achieve a fixed interest rate of 0.73% plus the applicable spread on $100.0 million of the outstanding balance on the Credit Facility, hereinafter defined.

(2)

Effective March 10, 2021, the Company redesignated the interest rate swap, entered into as of August 31, 2020, to fix LIBOR and achieve a fixed interest rate of 0.22% plus the applicable spread on $50.0 million outstanding principal balance on the 2026 Term Loan, hereinafter defined.

(3)

Effective August 31, 2021, the Company utilized an interest rate swap to fix LIBOR and achieve a fixed interest rate of 0.77% plus the applicable spread on the remaining $15.0 million outstanding principal balance on the 2026 Term Loan, hereinafter defined.

(4)	Effective March 12, 2021, in connection with the payoff of the $23.2 million variable-rate mortgage loan secured by Wells Fargo Raleigh, the interest rate swap was terminated.

No assets were measured on a non-recurring basis as of September 30, 2021 or December 31, 2020.

NOTE 11. INTANGIBLE LEASE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	As of
	September 30, 2021	December 31, 2020
Intangible Lease Assets:
Value of In-Place Leases	$50,081	$44,558
Value of Above Market In-Place Leases	19,188	10,604
Value of Intangible Leasing Costs	14,986	13,285
Sub-total Intangible Lease Assets	84,255	68,447
Accumulated Amortization	(19,631)	(18,271)
Sub-total Intangible Lease Assets—Net	64,624	50,176
Intangible Lease Liabilities (Included in Accrued and Other Liabilities):
Value of Below Market In-Place Leases	(4,204)	(36,817)
Sub-total Intangible Lease Liabilities	(4,204)	(36,817)
Accumulated Amortization	1,168	12,654
Sub-total Intangible Lease Liabilities—Net	(3,036)	(24,163)
Total Intangible Assets and Liabilities—Net	$61,588	$26,013

During the nine months ended September 30, 2021, the value of in-place leases increased by $5.5 million, the value of above-market in-place leases increased by $8.6 million, the value of intangible leasing costs increased by $1.7 million, and the value of below-market in-place leases decreased by $32.6 million. Such increases reflect 2021 acquisitions, net of 2021 dispositions. Net accumulated amortization increased by $12.8 million, for a net increase during the nine months ended September 30, 2021 of $35.6 million.

The $32.6 million decrease in the value of below market in-place leases is primarily attributable to the disposition of the Company’s office property in Raleigh, North Carolina leased to Wells Fargo, which unamortized below market in-place lease value was $31.6 million prior to its disposition during the three months ended September 30, 2021.

The following table reflects the net amortization of intangible assets and liabilities during the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Amortization Expense	$2,275	$1,875	$6,037	$5,892
Increase to Income Properties Revenue	(86)	(434)	(820)	(1,352)
Net Amortization of Intangible Assets and Liabilities	$2,189	$1,441	$5,217	$4,540

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Amount	Future Accretion to Income Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
Remainder of 2021	$2,099	$382	$2,481
2022	8,325	1,530	9,855
2023	8,211	1,554	9,765
2024	8,199	1,634	9,833
2025	6,286	1,691	7,977
2026 and thereafter	16,054	5,623	21,677
Total	$49,174	$12,414	$61,588

As of September 30, 2021, the weighted average amortization period of total intangible assets and liabilities was 8.1 years and 8.2 years, respectively.

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

There were no impairment charges on the Company’s undeveloped land holdings, or its income property portfolio during the three and nine months ended September 30, 2021 and 2020. The $16.5 million impairment charge recognized during the three months ended June 30, 2021 is related to the Company’s retained interest in the Land JV as a result of the estimated proceeds to be received in connection with the contract entered into with Timberline for the sale of substantially all of its remaining land, including any land that was previously under contract, for a sales price of $67.0 million. As a result of the sale of approximately 8 acres for $0.8 million completed by the Land JV during the three months ended September 30, 2021, the sales price was reduced to $66.2 million.

NOTE 13. OTHER ASSETS

Other assets consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	As of
	September 30, 2021	December 31, 2020
Income Property Tenant Receivables	$824	$2,330
Income Property Straight-line Rent Adjustment and COVID-19 Deferral Balance	4,970	4,686
Operating Leases - Right-of-Use Asset	198	246
Golf Rounds Surcharge	363	454
Cash Flow Hedge - Interest Rate Swap	328	—
Infrastructure Reimbursement Receivables	1,358	1,336
Prepaid Expenses, Deposits, and Other	1,768	1,693
Due from Alpine Income Property Trust, Inc.	1,355	666
Financing Costs, Net of Accumulated Amortization	531	769
Total Other Assets	$11,695	$12,180

Income Property Straight-Line Rent Adjustment. As of September 30, 2021 and December 31, 2020, the straight-line rent adjustment includes a balance of $0.2 million and $1.0 million, respectively, of deferred rent related to the COVID-19 Pandemic. Pursuant to the interpretive guidance issued by the FASB in April 2020 on lease modifications, for leases in which deferred rent agreements were reached, the Company has continued to account for the lease concessions by recognizing the normal straight-line rental income and as the deferred rents are repaid by the tenant, the straight-line receivable will be reduced.

Infrastructure Reimbursement Receivables. As of September 30, 2021 and December 31, 2020, the infrastructure reimbursement receivables were all related to the land sales within the Tomoka Town Center. The balance as of September 30, 2021 consisted of $0.9 million due from Tanger for infrastructure reimbursement to be repaid in six remaining annual installments of approximately $0.2 million each, net of a discount of $0.1 million, and $0.4 million due from Sam’s Club for infrastructure reimbursement to be repaid in four remaining annual installments of $0.1 million each, net of a discount of $0.03 million.

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

ATM PROGRAM

On April 30, 2021, the Company implemented a $150.0 million “at-the-market” equity offering program (the “ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock.  The Company was not active under the ATM Program during the nine months ended September 30, 2021.

PREFERRED STOCK

On June 28, 2021, the Company priced a public offering of 3,000,000 shares of its 6.375% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) at a public offering price of $25.00 per share. The offering closed on July 6, 2021 and generated total net proceeds to the Company of $72.4 million, after deducting the underwriting discount and expenses. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. The Series A Preferred Stock has no maturity date and will remain outstanding unless redeemed.

The Series A Preferred Stock is not redeemable by the Company prior to July 6, 2026 except under limited circumstances intended to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes or upon the occurrence of a change of control, as defined in the Articles Supplementary designating the Series A Preferred Stock (the “Articles Supplementary”). Upon such change in control, the Company may redeem, at its election, the Series A Preferred Stock at a redemption price of $25.00 per share plus any accumulated and unpaid dividends up to, but excluding the date of redemption, and in limited circumstances, the holders of preferred stock shares may convert some or all of their Series A Preferred Stock into shares of the Company’s common stock at conversion rates set forth in the Articles Supplementary.

The following details the public offering (in thousands, except per share data):

Series	Dividend Rate	Issued	Shares Outstanding	Gross Proceeds	Net Proceeds	Dividend per Share	Earliest Redemption Date
Series A	6.375%	July 2021	3,000,000	$75,000	$72,428	$0.3763	July 2026

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

The following table outlines dividends declared and paid for each issuance of CTO’s stock during the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Series A Preferred Stock
Dividends	$1,129	$—	$1,129	$—
Per Share	$0.3763	$—	$0.3763	$—

Common Stock
Dividends	$5,904	$1,863	$17,700	$4,210
Per Share	$1.00	$0.40	$3.00	$0.90

NOTE 15. COMMON STOCK AND EARNINGS (LOSS) PER SHARE

Basic earnings per common share is computed by dividing net income (loss) attributable to common stockholders during the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is based on the assumption of the conversion of stock options and vesting of restricted stock at the beginning of each period using the treasury stock method at average cost for the periods.

The following is a reconciliation of basic and diluted earnings per common share for each of the periods presented (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net Income (Loss) Attributable to Common Stockholders	$22,818	$(1,522)	$26,879	$(1,173)

Weighted Average Shares Outstanding	5,901,095	4,654,329	5,892,900	4,673,049
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	—	—	—	—
Total Shares Applicable to Diluted Earnings Per Share	5,901,095	4,654,329	5,892,900	4,673,049

Per Share Information:
Basic and Diluted Net Income (Loss) Attributable to Common Stockholders	$3.87	$(0.33)	$4.56	$(0.25)

There were no potentially dilutive securities for the three and nine month periods ended September 30, 2021 or 2020. The effect of 41,558 potentially dilutive securities were not included for the nine months ended September 30, 2020 as the effect would be anti-dilutive.

The Company intends to settle its 3.875% Convertible Senior Notes due 2025 (the “2025 Notes”) in cash upon conversion with any excess conversion value to be settled in shares of our common stock. Pursuant to ASC 260, Earnings per Share, the Company has overcome the presumption of share settlement and, therefore, there is no dilutive impact for the three or nine months ended September 30, 2021. The Company intends to adopt ASU 2020-06 commencing January 1, 2022, at which time, the Company’s diluted EPS calculation will include the dilutive impact of the 2025 Notes, irrespective of intended cash settlement. Further, the Company elects, upon adoption, to utilize the modified retrospective approach, negating the required restatement of EPS for periods prior to adoption.

NOTE 16. SHARE REPURCHASES

In February 2020, the Company’s Board approved a $10.0 million stock repurchase program (the “$10.0 Million Repurchase Program”). During the nine months ended September 30, 2020, the Company repurchased 88,565 shares of its common stock on the open market for a total cost of $4.1 million, or an average price per share of $46.29. The shares of the Company’s common stock repurchased during the nine months ended September 30, 2020 were returned to the Company’s treasury. There were no repurchases of the Company’s common stock during the nine months ended September 30, 2021. The $10.0 Million Repurchase Program does not have an expiration date.

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

NOTE 17. LONG-TERM DEBT

Our consolidated indebtedness as of September 30, 2021 was $235.7 million. The consolidated indebtedness was comprised of $109.0 million outstanding under our revolving credit facility (the “Credit Facility”), inclusive of the $65.0 million term loan (the “2026 Term Loan”) balance, and  $61.7 million principal amount of 2025 Notes.

Long-term debt, at face value, totaled $235.7 million at September 30, 2021, representing a decrease of $44.8 million from the balance of $280.5 million at December 31, 2020. The $44.8 million decrease in long-term debt was related to the impact of (i) origination of the $50.0 million 2026 Term Loan under the Company’s Credit Facility and subsequent exercise of the accordion option of $15.0 million, (ii) net repayments on the Credit Facility totaling $55.8 million, (iii) assumption of the $30.0 million fixed-rate mortgage note by the buyer in connection with the disposition of the CMBS Portfolio during the second quarter of 2021, (iv) payoff of the $23.2 million variable-rate mortgage note, and (v) repurchase of $0.8 million aggregate amount of convertible notes. In connection with the payoff of the variable-rate mortgage note originated with Wells Fargo, the associated interest rate swap was terminated on March 12, 2021.

As of September 30, 2021, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt	Maturity Date	Interest Rate
Credit Facility (1)	$109,000	May 2023	30-day LIBOR + [1.35% - 1.95%]
2026 Term Loan (2)	65,000	March 2026	30-day LIBOR + [1.35% - 1.95%]
3.875% Convertible Senior Notes due 2025	61,688	April 2025	3.875%
Total Long-Term Face Value Debt	$235,688

(1)      Effective March 31, 2020, the Company utilized an interest rate swap to fix LIBOR and achieve a fixed interest rate of 0.73% plus the applicable spread on $100.0 million of the outstanding balance on the Credit Facility.

(2)

The Company utilized interest rate swaps on the $65.0 million 2026 Term Loan balance, including (i) its redesignation of the existing $50.0 million interest rate swap, entered into as of August 31, 2020, and (ii) a $15.0 million interest rate swap effective August 31, 2021, to fix LIBOR and achieve a weighted average fixed interest rate of 0.35% plus the applicable spread.

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

At September 30, 2021, the current commitment level under the Credit Facility was $210.0 million. The available borrowing capacity under the Credit Facility was $101.0 million, based on the level of borrowing base assets. As of September 30, 2021, the Credit Facility had a $109.0 million balance outstanding.

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

Mortgage Notes Payable. On March 12, 2021, the Company repaid its $23.2 million variable-rate mortgage note payable and terminated the associated rate swap utilized to achieve a fixed interest rate of 3.17%. On June 30, 2021, the Company’s $30.0 million fixed-rate mortgage note payable was assumed by the buyer in connection with the disposition of the CMBS Portfolio during the second quarter of 2021. There are no mortgage notes payable as of September 30, 2021.

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

On February 4, 2020, the Company closed privately negotiated exchange agreements with certain holders of its outstanding 2020 Notes pursuant to which the Company issued $57.4 million principal amount of the 2025 Notes in exchange for $57.4 million principal amount of the 2020 Notes (the “Note Exchanges”).  In addition, the Company closed a privately negotiated purchase agreement with an investor, who had not invested in the 2020 Notes, and issued $17.6 million principal amount of the 2025 Notes (the “New Notes Placement,” and together with the Note Exchanges, the “Convert Transactions”). The Company used $5.9 million of the proceeds from the New Notes Placement to repurchase $5.9 million of the 2020 Notes. As a result of the Convert Transactions there was a total of $75.0 million aggregate principal amount of 2025 Notes outstanding.

In exchange for issuing the 2025 Notes pursuant to the Note Exchanges, the Company received and cancelled the exchanged 2020 Notes. The $11.7 million of net proceeds from the New Notes Placement were used to redeem at maturity on March 15, 2020 $11.7 million of the aggregate principal amount of the 2020 Notes that remained outstanding.

During the year ended December 31, 2020, the Company repurchased $12.5 million aggregate principal amount of 2025 Notes at a $2.6 million discount, resulting in a gain on extinguishment of debt of $1.1 million. All such repurchases were made during first and second quarter of 2020. During the nine months ended September 30, 2021, the Company repurchased $0.8 million aggregate principal amount of 2025 Notes at a $0.01 million premium, resulting in a loss on extinguishment of debt of $0.1 million. Following the repurchase of the 2025 Notes, $61.7 million aggregate principal amount of the 2025 Notes remains outstanding at September 30, 2021.

The 2025 Notes represent senior unsecured obligations of the Company and pay interest semi-annually in arrears on each April 15th and October 15th, commencing on April 15, 2020, at a rate of 3.875% per annum. The 2025 Notes mature on April 15, 2025 and may not be redeemed by the Company prior to the maturity date. The conversion rate for the 2025 Notes was initially 12.7910 shares of the Company’s common stock per $1,000 of principal of the 2025 Notes (equivalent to an initial conversion price of $78.18 per share of the Company’s common stock). The initial conversion price of the 2025 Notes represented a premium of 20% to the $65.15 closing sale price of the Company’s common stock on the NYSE American on January 29, 2020. If the Company’s Board increases the quarterly dividend above the $0.13 per share in place at issuance, the conversion rate is adjusted with each such increase in the quarterly dividend amount. After the third quarter 2021 dividend, the conversion rate is equal to 19.1756 shares of common stock for each $1,000 principal amount of 2025 Notes, which represents an adjusted conversion price of $52.15 per share of common stock. At the maturity date, the 2025 Notes are convertible into cash, common stock or a combination thereof, subject to various conditions, at the Company’s option. Should certain corporate transactions or events occur prior to the stated maturity date, the Company will increase the conversion rate for a holder that elects to convert its 2025 Notes in connection with such corporate transaction or event.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their 2025 Notes for conversion prior to January 15, 2025 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of 2025 Notes, or specified corporate events including a change in control of the Company. The Company may not redeem the 2025 Notes prior to the stated maturity date and no sinking fund is provided for the 2025 Notes. The 2025 Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the 2025 Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with U.S. GAAP, the 2025 Notes were accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the 2025 Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the 2025 Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. As of September 30, 2021, the unamortized debt discount of our 2025 Notes was $5.1 million.

Long-term debt consisted of the following (in thousands):

	September 30, 2021		December 31, 2020
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$109,000	$—	$164,845	$—
2026 Term Loan	65,000	—	—	—
Mortgage Note Payable (originated with Wells Fargo)	—	—	30,000	—
Mortgage Note Payable (originated with Wells Fargo)	—	—	23,183	23,183
3.875% Convertible Senior Notes, net of discount	56,558	—	56,296	—
Financing Costs, net of accumulated amortization	(664)	—	(494)	—
Total Long-Term Debt	$229,894	$—	$273,830	$23,183

Payments applicable to reduction of principal amounts as of September 30, 2021 will be required as follows (in thousands):

As of September 30, 2021	Amount
Remainder of 2021	$—
2022	—
2023	109,000
2024	—
2025	61,688
2026 and thereafter	65,000
Total Long-Term Debt - Face Value	$235,688

The carrying value of long-term debt as of September 30, 2021 consisted of the following (in thousands):

Total
Current Face Amount	$235,688
Unamortized Discount on Convertible Debt	(5,130)
Financing Costs, net of accumulated amortization	(664)
Total Long-Term Debt	$229,894

In addition to the $0.7 million of financing costs, net of accumulated amortization included in the table above, as of September 30, 2021, the Company also had financing costs, net of accumulated amortization related to the Credit Facility of $0.5 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the Company’s accompanying consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest Expense	$1,544	$2,056	$5,456	$6,979
Amortization of Deferred Financing Costs	120	115	444	338
Amortization of Discount on Convertible Notes	322	307	951	1,067
Total Interest Expense	$1,986	$2,478	$6,851	$8,384

Total Interest Paid	$964	$1,460	$4,986	$7,096

The Company was in compliance with all of its debt covenants as of September 30, 2021 and December 31, 2020.

NOTE 18. INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the nine months ended September 30, 2021. Accordingly, the changes in fair value on the interest rate swaps have been classified in accumulated other comprehensive income (loss). The fair value of the interest rate swap agreements are included in other assets and accrued and other liabilities, respectively, on the consolidated balance sheets. Information related to the Company’s interest rate swap agreements are noted below (in thousands):

Hedged Item	Effective Date	Maturity Date	Rate	Amount	Fair Value as of September 30, 2021
Credit Facility	3/31/2020	3/29/2024	0.73% + applicable spread	$100,000	$(736)
2026 Term Loan (1)	3/10/2021	3/29/2024	0.22% + applicable spread	$50,000	$277
2026 Term Loan (2)	3/29/2024	3/10/2026	1.51% + applicable spread	$50,000	$(115)
2026 Term Loan	8/31/2021	3/10/2026	0.77% + applicable spread	$15,000	$51
(1)

Effective March 10, 2021, the Company redesignated the interest rate swap, entered into as of August 31, 2020, that previously hedged $50.0 million of the outstanding principal balance on the Credit Facility.

(2)

The interest rate swap agreement hedges the identical $50.0 million portion of the 2026 Term Loan borrowing under different terms and commences concurrent to the interest rate agreement maturing on March 29, 2024.

NOTE 19. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following (in thousands):

	As of
	September 30, 2021	December 31, 2020
Accrued Property Taxes	$3,646	$945
Reserve for Tenant Improvements	2,334	1,353
Tenant Security Deposits	1,559	824
Accrued Construction Costs	161	1,783
Accrued Interest	1,072	602
Environmental Reserve	101	106
Cash Flow Hedge - Interest Rate Swaps	851	1,910
Operating Leases - Liability	191	245
Other	2,801	1,322
Total Accrued and Other Liabilities	$12,716	$9,090

Reserve for Tenant Improvements. In connection with the acquisition of the Shops at Legacy property in Plano, Texas on June 23, 2021, the Company received $1.9 million from the seller of the property for tenant improvement allowances, leasing commissions and other capital improvements. This amount was included in accrued and other liabilities on the consolidated balance sheets.  Through September 30, 2021, payments totaling $0.4 million were made, leaving a remaining commitment of $1.5 million.

Environmental Reserve. During the year ended December 31, 2014, the Company accrued an environmental reserve of $0.1 million in connection with an estimate of additional costs required to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida, on which environmental remediation work had previously been performed. The Company engaged legal counsel who, in turn, engaged environmental engineers to review the site and the prior monitoring test results. During the year ended December 31, 2015, their review was completed, and the Company made an additional accrual of $0.5 million, representing the low end of the range of possible costs estimated by the engineers to be between $0.5 million and $1.0 million to resolve this matter subject to the approval of the state department of environmental protection (the “FDEP”). The FDEP issued a Remedial Action Plan Modification Approval Order (the “FDEP Approval”) in August 2016 which supports the approximate $0.5 million accrual made in 2015. The Company is implementing the remediation plan pursuant to the FDEP Approval. During the fourth quarter of 2017, the Company made an additional accrual of less than $0.1 million for the second year of monitoring as the low end of the original range of estimated costs was increased for the amount of monitoring now anticipated. Since the total accrual of $0.7 million was made, $0.6 million in costs have been incurred through September 30, 2021, leaving a remaining accrual of $0.1 million.

Operating Leases – Liability. The Company implemented FASB ASC Topic 842, Leases, effective January 1, 2019, resulting in a cumulative effect adjustment to increase right-of-use assets and related liabilities for operating leases for which the Company is the lessee.

NOTE 20. DEFERRED REVENUE

Deferred revenue consisted of the following (in thousands):

	As of
	September 30, 2021	December 31, 2020
Prepaid Rent	$2,455	$2,684
Tenant Contributions	587	625
Other Deferred Revenue	614	10
Total Deferred Revenue	$3,656	$3,319

Tenant Contributions. In connection with the construction of the Company’s beachfront restaurant formerly leased to Cocina 214 in Daytona Beach, Florida, pursuant to the lease agreement, the tenant contributed $1.9 million towards the completion of the building and tenant improvements through direct payments to various third-party construction vendors. The tenant contribution is being recognized ratably over the remaining term of the lease into income property rental revenue. As a result of the lease termination agreement, entered into on July 16, 2019 by the Company and Cocina 214, the balance of the tenant contribution liability was reduced by $1.0 million, leaving a balance of $0.7 million to be recognized into income property rental revenue ratably over the remaining term of the original Cocina 214 lease. A total of $0.1 million was recognized into income property rental revenue through September 30, 2021, leaving a balance of $0.6 million to be recognized over the remaining term of the lease.

NOTE 21. STOCK-BASED COMPENSATION

SUMMARY OF STOCK-BASED COMPENSATION

A summary of share activity for all equity classified stock compensation during the nine months ended September 30, 2021, is presented below:

Type of Award	Shares Outstanding at 1/1/2021	Granted Shares	Vested / Exercised Shares	Expired Shares	Forfeited Shares	Shares Outstanding at 9/30/2021
Equity Classified - Performance Share Awards - Peer Group Market Condition Vesting	55,851	48,134	(17,418)	—	—	86,567
Equity Classified - Market Condition Restricted Shares - Stock Price Vesting	22,000	—	—	(22,000)	—	—
Equity Classified - Three Year Vest Restricted Shares	38,479	43,050	(21,220)	—	(3,435)	56,874
Equity Classified - Non-Qualified Stock Option Awards	80,000	20,332	(78,791)	—	—	21,541
Total Shares	196,330	111,516	(117,429)	(22,000)	(3,435)	164,982

As contemplated under the terms of the Second Amended and Restated 2010 Equity Incentive Plan (together with its predecessor plan, the “2010 Plan”), on January 20, 2021, in order to address the dilutive effect of the stock component of the special distribution that was paid to the Company’s stockholders on December 21, 2020 in connection with the Company’s REIT conversion, the Board’s Compensation Committee made an equitable adjustment (the “Equitable Adjustment”) to certain of  the awards outstanding as of December 31, 2020. Accordingly, during the three months ended

March 31, 2021, the 111,516 shares granted  includes 46,237 shares attributable to the Equitable Adjustment which resulted in no incremental compensation cost.

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

Amounts recognized in the financial statements for stock-based compensation are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Total Cost of Share-Based Plans Charged Against Income Before Tax Effect	$734	$617	$2,434	$2,135

Income Tax Expense Recognized in Income	$—	$(150)	$—	$(520)

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

As of September 30, 2021, there was $1.8 million of unrecognized compensation cost, adjusted for estimated 1.8 years.

A summary of activity during the nine months ended September 30, 2021 is presented below:

Performance Shares with Market Conditions	Shares	Wtd. Avg. Fair Value
Nonvested at January 1, 2021	55,851	$63.44
Granted	48,134	$32.04
Vested	(17,418)	$58.30
Expired	—	—
Forfeited	—	—
Nonvested at September 30, 2021	86,567	$47.01

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

As of September 30, 2021, there is no unrecognized compensation cost related to market condition restricted stock.

A summary of the activity for these awards during the nine months ended September 30, 2021 is presented below:

Market Condition Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value
Nonvested at January 1, 2021	22,000	$41.71
Granted	—	—
Vested	—	—
Expired	(22,000)	$41.71
Forfeited	—	—
Nonvested at September 30, 2021	—	—

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

As of September 30, 2021, there was $1.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three-year vest non-vested restricted shares, which will be recognized over a remaining weighted average period of 1.9 years.

A summary of activity for these awards nine months ended September 30, 2021 is presented below:

Three Year Vest Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value Per Share
Nonvested at January 1, 2021	38,479	$57.82
Granted	43,050	$35.47
Vested	(21,220)	$48.55
Expired	—	—
Forfeited	(3,435)	$46.61
Nonvested at September 30, 2021	56,874	$45.04

Non-Qualified Stock Option Awards

Stock option awards have been granted to certain employees under the 2010 Plan. The vesting period of the options awards granted ranged from a period of one to three years. All options had vested as of December 31, 2018. The option expires on the earliest of: (a) the tenth anniversary of the grant date; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability. Effective January 20, 2021, as a result of the Equitable Adjustment, the number of shares covered by the options then outstanding were increased by a total of 20,332 with an adjustment to the respective exercise prices.

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

A summary of the activity for these awards during the nine months ended September 30, 2021 is presented below:

Non-Qualified Stock Option Awards	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	80,000	$55.63
Granted	20,332	—
Exercised	(78,791)	$44.63
Expired	—	—
Forfeited	—	—
Outstanding at September 30, 2021	21,541	$43.37	3.46	$223,833
Exercisable at January 1, 2021	80,000	$55.63	4.26	—
Exercisable at September 30, 2021	21,541	$43.37	3.46	$223,833

The total intrinsic value of options exercised during the nine months ended September 30, 2021 totaled $0.9 million. As of September 30, 2021, there is no unrecognized compensation cost related to non-qualified, non-vested stock option awards.

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

During the nine months ended September 30, 2021 and 2020, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.5 million or 9,684 shares, and $0.4 million, or 8,143 shares, respectively. The expense recognized during the nine months ended September 30, 2021 and 2020 includes the Annual Award received during the first quarter of each respective year which totaled $0.2 million and $0.1 million, respectively.

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

Buc-ee’s. On March 31, 2021, the Company and its wholly-owned subsidiary, Indigo Development LLC, a Florida limited liability company (collectively, “CTO”) filed a Complaint for Declaratory Relief in the Circuit Court, Seventh Judicial Circuit, in and for Volusia County, Florida (Case No. 2021-30415-CICI) against Buc-ee’s Ltd., a Texas limited partnership (“Buc-ee’s”), in connection with a dispute over funds deposited in escrow by CTO in the amount of $0.8 million (the “Escrowed Funds”). The Escrowed Funds were deposited simultaneously with CTO’s sale to Buc-ee’s in March 2018 of 35 acres of real property located in Daytona Beach, Volusia County, Florida (the “Buc-ee’s Parcel”). Pursuant to a post-closing escrow agreement between CTO and Buc-ee’s, the Escrowed Funds were to be released to CTO once CTO had obtained certain wetlands-related permits for the benefit of a portion of the Buc-ee’s Parcel. CTO was ultimately successful in obtaining the permits, although the permits were issued later than originally contemplated by the escrow agreement. Buc-ee’s was aware of and acquiesced to CTO’s continuing efforts and expenditures in obtaining the permits, including after the date originally contemplated in the escrow agreement; however, not until after the permits were issued did Buc-ee’s inform CTO that Buc-ee’s would not  agree to release the Escrowed Funds to CTO. CTO’s complaint seeks a declaratory judgment determining the parties’ entitlement to the Escrowed Funds and to reimburse CTO for its costs associated with seeking legal relief. CTO has asked for a hearing with the court but the date for the hearing has not yet been set; the parties to the dispute are proceeding with the pre-trial discovery process.

Contractual Commitments – Expenditures

The Company has committed to fund the following capital improvements. The improvements, which are related to several properties, are estimated to be completed generally within twelve months. These commitments, as of September 30, 2021, are as follows (in thousands):

As of September 30, 2021
Total Commitment (1)	$15,810
Less Amount Funded	(3,716)
Remaining Commitment	$12,094

(1)     Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

NOTE 24. BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, management services, commercial loan and master lease investments, and real estate operations. Our income property operations consist primarily of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 74.0% and 80.0% of our identifiable assets as of September 30, 2021 and December 31, 2020, respectively, and 80.7% and 87.6% of our consolidated revenues for the nine months ended September 30, 2021 and 2020, respectively. Our management fee income consists of the management fees earned for the management of PINE and the Land JV. As of September 30, 2021, our commercial loan and master lease investments portfolio consisted of two commercial loan investment and two commercial properties whose leases are classified as commercial loan and master lease investments. Our continuing real estate operations consists of revenues generated from leasing and royalty income from our interests in subsurface oil, gas, and mineral rights, and the generation and sale of mitigation credits.

The Company evaluates performance based on profit or loss from operations. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in different segments for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues:
Income Properties	$13,734	$12,933	$36,757	$35,409
Management Fee Income	940	683	2,361	2,080
Interest Income from Commercial Loan and Master Lease Investments	726	413	2,136	2,300
Real Estate Operations	1,177	543	4,318	631
Total Revenues	$16,577	$14,572	$45,572	$40,420
Operating Income (Loss):
Income Properties	$9,750	$9,341	$27,069	$27,136
Management Fee Income	940	683	2,361	2,080
Interest Income from Commercial Loan and Master Lease Investments	726	413	2,136	2,300
Real Estate Operations	925	(1,139)	3,451	(2,632)
General and Corporate Expense	(8,247)	(8,102)	(23,905)	(22,938)
Impairment Charges	—	—	(16,527)	(1,905)
Gain on Disposition of Assets	22,666	289	28,106	7,365
Gain (Loss) on Extinguishment of Debt	—	—	(641)	1,141
Total Operating Income	$26,760	$1,485	$22,050	$12,547
Depreciation and Amortization:
Income Properties	$5,562	$4,751	$15,413	$14,314
Corporate and Other	5	10	15	20
Total Depreciation and Amortization	$5,567	$4,761	$15,428	$14,334
Capital Expenditures:
Income Properties	$1,754	$48,189	$115,861	$186,431
Commercial Loan and Master Lease Investments	—	—	—	6,754
Corporate and Other	19	4	29	16
Total Capital Expenditures	$1,773	$48,193	$115,890	$193,201

Identifiable assets of each segment as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

	As of
	September 30, 2021	December 31, 2020
Identifiable Assets:
Income Properties	$508,409	$531,325
Management Services	1,355	700
Commercial Loan and Master Lease Investments	38,994	38,321
Real Estate Operations	58,662	59,717
Discontinued Land Operations	835	833
Corporate and Other	78,427	35,804
Total Assets	$686,682	$666,700

Operating income represents income from continuing operations before loss on early extinguishment of debt, interest expense, investment income, and income taxes. General and corporate expenses are an aggregate of general and administrative expenses and depreciation and amortization expense. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Real Estate Operations includes the identifiable assets of the Land JV, the Mitigation Bank, and Subsurface Interests. Corporate and other assets consist primarily of cash and restricted cash, property, plant, and equipment related to the other operations, as well as the general and corporate operations.

The Management Services segment had no capital expenditures as of September 30, 2021 or December 31, 2020.

NOTE 25. ASSETS AND LIABILITIES HELD FOR SALE

Assets and liabilities held for sale as of September 30, 2021 and December 31, 2020 are summarized below (in thousands).

	As of September 30, 2021
	Land JV	Total Assets (Liabilities) Held for Sale
Restricted Cash	$835	$835
Total Assets Held for Sale	$835	$835

Deferred Revenue	$(831)	$(831)
Total Liabilities Held for Sale	$(831)	$(831)

	As of December 31, 2020
	Land JV	Total Assets (Liabilities) Held for Sale
Restricted Cash	$833	$833
Total Assets Held for Sale	$833	$833

Deferred Revenue	$(831)	$(831)
Total Liabilities Held for Sale	$(831)	$(831)

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

NOTE 26. SUBSEQUENT EVENTS

The Company reviewed all subsequent events and transactions through October 28, 2021, the date the consolidated financial statements were issued.

Purchase and Sale Agreement

On October 18, 2021, the Company entered into a Purchase and Sale Agreement (the “PSA”) with a partnership between (i) a real estate developer and owner and (ii) an institutional money manager (combined, the “Seller”) for the purchase of a retail center in the Raleigh, North Carolina Metropolitan Area (the “Property”). The terms of the PSA provide that the total purchase price for the Property will be $70.5 million subject to adjustment for closing prorations. Certain customary closing conditions must be met before or at the closing and are not currently satisfied. Accordingly, until the closing of the purchase of the Property, there can be no assurance that the Company will acquire the Property.

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

OVERVIEW

We are a publicly traded diversified REIT that was founded in 1910. We own and manage, sometimes utilizing third-party property management companies, 19 commercial real estate properties in nine states in the United States. As of September 30, 2021, we owned 11 single-tenant and eight multi-tenant income-producing properties comprising 2.2 million square feet of gross leasable space.

In addition to our income property portfolio, as of September 30, 2021, our business included the following:

Management Services:

●	A fee-based management business that is engaged in managing PINE and the entity that currently holds 1,600 acres of undeveloped land in Daytona Beach, Florida (the “Land JV”), see Note 6, “Related Party Management Services Business”.

Commercial Loan and Master Lease Investments:

●	A portfolio of two commercial loan investments and two commercial properties, which are included in the 19 commercial real estate properties above, whose leases are classified as commercial loan and master lease investments.

Real Estate Operations:

●	A portfolio of subsurface mineral interests associated with approximately 415,000 surface acres in 20 counties in the State of Florida and a portfolio of mitigation credits (“Subsurface Interests”);

●	A retained interest in the Land JV, which has entered into an agreement to sell substantially all of its remaining 1,600 acres of undeveloped land in Daytona Beach, Florida; and

●	An inventory of historically owned mitigation credits as well as mitigation credits produced by the Company’s mitigation bank. The mitigation bank owns a 2,500 acre parcel of land in the western part of Daytona Beach, Florida and, pursuant to a mitigation plan approved by the applicable state and federal authorities, produces mitigation credits that are sold to developers of land in the Daytona Beach area for the purpose of enabling the developers to obtain certain regulatory permits for property development (the “Mitigation Bank”). Prior to the Interest Purchase (hereinafter defined in Note 8, “Investments in Joint Ventures”) completed on September 30, 2021, the Company held a 30% retained interest in the entity that owns the Mitigation Bank.

Our business also includes our investment in PINE. As of September 30, 2021, our investment totaled $37.5 million, or 15.7% of PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

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

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. We sold one multi-tenant income property and 13 single-tenant income properties during the nine months ended September 30, 2021, as further described in Note 4 “Income Properties”. As a result of entering the exclusivity and right of first offer agreement with PINE (the “Exclusivity and ROFO Agreement”) which generally prevents us from investing in single-tenant net lease income properties, our income property investment strategy will be focused primarily on multi-tenant retail and office properties. We may pursue this strategy by monetizing certain of our single-tenant properties, and should we do so, we would seek to utilize the 1031 like-kind exchange structure to preserve the tax-deferred gain on the original transaction(s) that pertains to the replacement asset.

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

Our current portfolio of 11 single-tenant income properties generates $15.4 million of revenues from annualized straight-line base lease payments and had a weighted average remaining lease term of 24.1 years as of September 30, 2021. Our current portfolio of eight multi-tenant properties generates $29.0 million of revenue from annualized straight-line base lease payments and had a weighted average remaining lease term of 6.4 years as of September 30, 2021.

We self-developed two single-tenant net lease restaurant properties on a six-acre beachfront parcel in Daytona Beach, Florida. The development was completed in January of 2018 and rent commenced from both tenants pursuant to their separate leases. On a limited basis, we have acquired and may continue to selectively acquire other real estate, either vacant land or land with existing structures, that we would demolish and develop into additional income properties. Through September 30, 2021, we have invested $5.7 million, including raze and entitlement costs, to acquire six acres in downtown Daytona Beach that is located in an opportunity zone. During the three months ended September 30, 2021, the Company entered into a purchase and sale agreement to sell the six-acre parcel for a sales price of $6.25 million. The closing of the sale is anticipated to occur prior to year-end and is subject to completion of customary due diligence and closing conditions. Our investments in vacant land or land with existing structures would target opportunistic acquisitions of select sites, which may be distressed, with an objective of having short investment horizons. Should we pursue such acquisitions, we may seek to partner with developers to develop these sites rather than self-develop the properties.

REIT CONVERSION

As of December 31, 2020, the Company had completed certain internal reorganization transactions necessary to begin operating in compliance with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes for the taxable year ended December 31, 2020. Such election was made with the Company’s filing of its 2020 tax return in October 2021.

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

Revenue

Total revenue for the three months ended September 30, 2021 is presented in the following summary and indicates the changes as compared to the same period in 2020 (in thousands):

	Three Months Ended
Operating Segment	September 30, 2021	September 30, 2020	$ Variance	% Variance
Income Properties	$13,734	$12,933	$801	6.2%
Management Services	940	683	257	37.6%
Commercial Loan and Master Lease Investments	726	413	313	75.8%
Real Estate Operations	1,177	543	634	116.8%
Total Revenue	$16,577	$14,572	$2,005	13.8%

Total revenue for the three months ended September 30, 2021 increased to $16.6 million, compared to $14.6 million during the same period in 2020. The increase in total revenue is primarily attributable to income produced by the

Company’s recent income property acquisitions versus that of properties disposed of by the Company during the comparative period, in addition to increased revenue from real estate operations related to the sale of Subsurface Interests and mitigation credits, as described below. Revenues further benefited from increased revenue related to the Company’s portfolio of commercial loan and master lease investments, in addition to increased management fee income from PINE.

	Three Months Ended
Income Property Operations Revenue	September 30, 2021	September 30, 2020	$ Variance	% Variance
Revenue from Recent Acquisitions	$3,650	$—	$3,650	100.0%
Revenue from Recent Dispositions	—	2,511	(2,511)	(100.0)%
Revenue from Remaining Portfolio	9,998	9,988	10	0.1%
Accretion of Above Market/Below Market Intangibles	86	434	(348)	(80.2)%
Total Income Property Operations Revenue	$13,734	$12,933	$801	6.2%

	Three Months Ended
Real Estate Operations Revenue	September 30, 2021	September 30, 2020	$ Variance	% Variance
Mitigation Credit Sales	$219	$—	$219	100.0%
Subsurface Revenue - Other	958	543	415	76.4%
Total Real Estate Operations Revenue	$1,177	$543	$634	116.8%

Income Properties

Revenue and operating income from our income property operations totaled $13.7 million and $9.8 million, respectively, during the three months ended September 30, 2021, compared to revenue and operating income of $12.9 million and $9.3 million, respectively, for the three months ended September 30, 2020. The direct costs of revenues for our income property operations totaled $4.0 million and $3.6 million for the three months ended September 30, 2021 and 2020, respectively. The slight increase in revenues during the three months ended September 30, 2021 is primarily related to the timing of acquisitions versus dispositions. Our increase in operating income from our income property operations reflects increased rent revenues, offset by an increase of $0.4 million in our direct costs of revenues which is also related to the timing of acquisitions versus dispositions.

Management Services

Revenue from our management services totaled $0.9 million during the three months ended September 30, 2021, including $0.9 million and $0.03 million earned from PINE and the Land JV, respectively. Revenue from our management services totaled $0.7 million during the three months ended September 30, 2020, including $0.6 million and $0.05 million earned from PINE and the Land JV, respectively.

Commercial Loan and Master Lease Investments

Interest income from our commercial loan and master lease investments totaled $0.7 million and $0.4 million during the three months ended September 30, 2021 and 2020, respectively. The increase is due to the timing of investing in the Company’s commercial loan and master lease investment portfolio, as further described below.

2021 Portfolio. As of September 30, 2021, the Company’s commercial loan and master lease investments portfolio included two commercial loan investments and two commercial properties. The timing of the investments includes (i) the origination of one commercial loan investment during the fourth quarter of 2020, (ii) the origination of one commercial loan investment during the second quarter of 2021, and (iii) the acquisition of two commercial properties during the third quarter of 2020 and 2019, individually, which are accounted for as commercial loan investments due to future repurchase rights.

2020 Portfolio. As of September 30, 2020, the Company’s commercial loan and master lease investments portfolio included one commercial loan investment and two commercial properties, of which two were originated during the year ended December 31, 2019, and one was originated during the three months ended September 30, 2020. The commercial loan investment was repaid in full by the buyer of the Company’s former golf operations during the fourth quarter of 2020.

Real Estate Operations

During the three months ended September 30, 2021, operating income from real estate operations was $0.9 million on revenues totaling $1.2 million. During the three months ended September 30, 2020, the operating loss from real estate operations was $1.1 million on revenues totaling $0.5 million. The operating income during the three months ended September 30, 2021 was primarily due to the sale of approximately 4,700 acres of Subsurface Interests totaling $0.9 million, in addition to the sale of 2 mitigation credits for $0.2 million, which revenues were offset by $0.2 million aggregate cost of sales, as compared to the three months ended September 30, 2020, which includes the sale of approximately 345 acres of Subsurface Interests totaling $0.4 million, offset by the charge of $1.6 million attributable to 21 mitigation credits provided at no cost to buyers.

General and Administrative Expenses

Total general and administrative expenses for the three months ended September 30, 2021 is presented in the following summary and indicates the changes as compared to the same period in 2020 (in thousands):

	Three Months Ended
General and Administrative Expenses	September 30, 2021	September 30, 2020	$ Variance	% Variance
Recurring General and Administrative Expenses	$1,946	$1,771	$175	9.9%
Non-Cash Stock Compensation	734	617	117	19.0%
REIT Conversion and Other Non-Recurring Items	—	953	(953)	(100.0)%
Total General and Administrative Expenses	$2,680	$3,341	$(661)	(19.8)%

Gains (Losses)

2021 Dispositions. As previously noted, the Company disposed of four income properties during the three months ended September 30, 2021, which properties are described below (in thousands):

Tenant Description	Tenant Type	Date of Disposition	Sales Price	Gain on Sale
Chick-fil-A, Chandler, AZ (3)	Single-Tenant (1)	07/14/21	$2,884	$1,582
JPMorgan Chase Bank, Chandler, AZ (3)	Single-Tenant (1)	07/27/21	4,710	2,738
Fogo De Chao, Jacksonville, FL (3)	Single-Tenant (2)	09/02/21	4,717	866
Wells Fargo, Raleigh, NC	Single-Tenant	09/16/21	63,000	17,480
		Total	$75,311	$22,666
(1)	Represents a single-tenant outparcel to Crossroads, the Company’s multi-tenant income property located in Chandler, Arizona.
(2)	Represents a single-tenant property at The Strand, the Company’s multi-tenant income property located in Jacksonville, Florida.
(3)	Property or outparcel represents a ground lease.

2020 Dispositions. During the three months ended September 30, 2020, the Company disposed of three single-tenant income properties, which properties are described below (in thousands):

Tenant Description	Tenant Type	Date of Disposition	Sales Price	Gain (Loss) on Sale
Wawa, Jacksonville, FL (1)	Single-Tenant	07/23/20	$7,143	$246
Carrabbas, Austin, TX	Single-Tenant	08/05/20	2,555	(84)
PDQ, Jacksonville, FL (1)	Single-Tenant	09/08/20	2,540	128
Total			$12,238	$290
(1)	Property represents a ground lease.

Investment and Other Income (Loss)

During the three months ended September 30, 2021, the closing stock price of PINE decreased by $0.65 per share, with a closing price of $18.37 on September 30, 2021. During the three months ended September 30, 2020, the closing stock price of PINE decreased by $0.71 per share, with a closing price of $15.55 on September 30, 2020. The decreases resulted in unrealized, non-cash losses on the Company’s investment in PINE of $1.3 million and $1.4 million, respectively, which is included in investment and other income (loss) in the consolidated statements of operations for the three months ended September 30, 2021 and 2020, respectively.

The Company earned dividend income from the investment in PINE of $0.5 million and $0.4 million during the three months ended September 30, 2021 and 2020, respectively.

Interest Expense

Interest expense totaled $2.0 million and $2.5 million for the three months ended September 30, 2021 and 2020, respectively. The decrease of $0.5 million is primarily the result of the net decrease in long-term debt outstanding during the three months ended September 30, 2021 as compared to the same period in 2020, which is primarily driven by the use of proceeds received from Company’s 6.375% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) offering.

Net Income (Loss)

Net income (loss) attributable to the Company totaled $23.9 million and ($1.5) million for the three months ended September 30, 2021 and 2020, respectively. The increase in net income is attributable to the factors described above.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

Revenue

Total revenue for the nine months ended September 30, 2021 is presented in the following summary and indicates the changes as compared to the same period in 2020 (in thousands):

	Nine Months Ended
Operating Segment	September 30, 2021	September 30, 2020	$ Variance	% Variance
Income Properties	$36,757	$35,409	$1,348	3.8%
Management Services	2,361	2,080	281	13.5%
Commercial Loan and Master Lease Investments	2,136	2,300	(164)	(7.1)%
Real Estate Operations	4,318	631	3,687	584.3%
Total Revenue	$45,572	$40,420	$5,152	12.7%

Total revenue for the nine months ended September 30, 2021 increased to $45.6 million, compared to $40.4 million during the same period in 2020. The increase in total revenue is primarily attributable to increased revenue from real estate operations related to the sale of Subsurface Interests and mitigation credits, as described below, in addition to increased income produced by the Company’s recent income property acquisitions versus that of properties disposed of by the Company during the comparative period. Revenues further benefited from increased management fee income from PINE. These increases were offset by a decrease in revenue generated from the Company’s portfolio of commercial loan and master lease investments.

	Nine Months Ended
Income Property Operations Revenue	September 30, 2021	September 30, 2020	$ Variance	% Variance
Revenue from Recent Acquisitions	$6,363	$—	$6,363	100.0%
Revenue from Recent Dispositions	—	4,547	(4,547)	(100.0)%
Revenue from Remaining Portfolio	29,574	29,510	64	0.2%
Accretion of Above Market/Below Market Intangibles	820	1,352	(532)	(39.4)%
Total Income Property Operations Revenue	$36,757	$35,409	$1,348	3.8%

	Nine Months Ended
Real Estate Operations Revenue	September 30, 2021	September 30, 2020	$ Variance	% Variance
Mitigation Credit Sales	$219	$4	$215	5375.0%
Subsurface Revenue - Other	3,644	621	3,023	486.8%
Land Sales Revenue	455	—	455	100.0%
Fill Dirt and Other Revenue	—	6	(6)	(100.0)%
Total Real Estate Operations Revenue	$4,318	$631	$3,687	584.3%

Income Properties

Revenue and operating income from our income property operations totaled $36.8 million and $27.1 million, respectively, during the nine months ended September 30, 2021, compared to revenue and operating income of $35.4 million and $27.1 million, respectively, for the nine months ended September 30, 2020. The direct costs of revenues for our income property operations totaled $9.7 million and $8.3 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in revenues of $1.3 million, or 3.8%, during the nine months ended September 30, 2021 is primarily related to the timing of acquisitions versus dispositions. The slight decrease in operating income from our income property operations reflects increased rent revenues, offset by an increase of $1.4 million in our direct costs of revenues which is also related to the timing of acquisitions versus dispositions.

Management Services

Revenue from our management services totaled $2.4 million during the nine months ended September 30, 2021, including $2.3 million and $0.09 million earned from PINE and the Land JV, respectively. Revenue from our management services totaled $2.1 million during the nine months ended September 30, 2020, including $1.9 million and $0.2 million earned from PINE and the Land JV, respectively.

Commercial Loan and Master Lease Investments

Interest income from our commercial loan and master lease investments totaled $2.1 million and $2.3 million during the nine months ended September 30, 2021 and 2020, respectively. The decrease is due to the timing of investing in the Company’s commercial loan and master lease investment portfolio, as further described below.

2021 Portfolio. As of September 30, 2021, the Company’s commercial loan and master lease investments portfolio included two commercial loan investments and two commercial properties. The timing of the investments includes (i) the origination of one commercial loan investment during the fourth quarter of 2020, (ii) the origination of one commercial loan investment during the second quarter of 2021, and (iii) the acquisition of two commercial properties during the third quarter of 2020 and 2019, individually, which are accounted for as commercial loan investments due to future repurchase rights.

2020 Portfolio. As of September 30, 2020, the Company’s commercial loan and master lease investments portfolio included one commercial loan investment and two commercial properties, of which two were originated during the year ended December 31, 2019, and one was originated during the nine months ended September 30, 2020. The commercial loan investment was repaid in full by the buyer of the Company’s former golf operations during the fourth quarter of 2020.

Real Estate Operations

During the nine months ended September 30, 2021, operating income from real estate operations was $3.5 million on revenues totaling $4.3 million. During the nine months ended September 30, 2020, the operating loss from real estate operations was $2.6 million on revenues totaling $0.6 million. The operating income during the nine months ended September 30, 2021 was primarily due to the sale of approximately 39,200 acres of Subsurface Interests totaling $3.5 million, in addition to the sale of two mitigation credits for $0.2 million, which revenues were offset by $0.3 million aggregate cost of sales as compared to the nine months ended September 30, 2020 which includes the charge of $2.9 million attributable to 42 mitigation credits provided at no cost to buyers in addition to the purchase of two mitigation credits totaling $0.2 million.

General and Administrative Expenses

Total general and administrative expenses for the nine months ended September 30, 2021 is presented in the following summary and indicates the changes as compared to the same period in 2020 (in thousands):

	Nine Months Ended
General and Administrative Expenses	September 30, 2021	September 30, 2020	$ Variance	% Variance
Recurring General and Administrative Expenses	$5,888	$5,414	$474	8.8%
Non-Cash Stock Compensation	2,434	2,135	299	14.0%
REIT Conversion and Other Non-Recurring Items	155	1,055	(900)	(85.3)%
Total General and Administrative Expenses	$8,477	$8,604	$(127)	(1.5)%

Gains (Losses) and Impairment Charges

2021 Dispositions. As previously noted, the Company disposed of one multi-tenant income property and 13 single-tenant income properties during the nine months ended September 30, 2021, which properties are described below (in thousands):

Tenant Description	Tenant Type	Date of Disposition	Sales Price	Gain on Sale
World of Beer/Fuzzy's Taco Shop, Brandon, FL	Multi-Tenant	01/20/21	$2,310	$599
Moe's Southwest Grill, Jacksonville, FL (4)	Single-Tenant	02/23/21	2,541	109
Burlington, N. Richland Hills, TX	Single-Tenant	04/23/21	11,528	62
Staples, Sarasota, FL	Single-Tenant	05/07/21	4,650	662
CMBS Portfolio (1)	Single-Tenant	06/30/21	44,500	3,899
Chick-fil-A, Chandler, AZ (4)	Single-Tenant (2)	07/14/21	2,884	1,582
JPMorgan Chase Bank, Chandler, AZ (4)	Single-Tenant (2)	07/27/21	4,710	2,738
Fogo De Chao, Jacksonville, FL (4)	Single-Tenant (3)	09/02/21	4,717	866
Wells Fargo, Raleigh, NC	Single-Tenant	09/16/21	63,000	17,480
Total			$140,840	$27,997
(1)	On June 30, 2021, the Company sold six single-tenant income properties (the “CMBS Portfolio”) to PINE for an aggregate purchase price of $44.5 million.
(2)	Represents a single-tenant outparcel to Crossroads, the Company’s multi-tenant income property located in Chandler, Arizona.
(3)	Represents a single-tenant property at The Strand, the Company’s multi-tenant income property located in Jacksonville, Florida.
(4)	Property or outparcel represents a ground lease.

2020 Dispositions. During the nine months ended September 30, 2020, the Company disposed of one multi-tenant income property and seven single-tenant income properties, which properties are described below (in thousands):

Tenant Description	Tenant Type	Date of Disposition	Sales Price	Gain (Loss) on Sale
CVS, Dallas, TX (1)	Single-Tenant	04/24/20	$15,222	$854
Wawa, Daytona Beach, FL (1)	Single-Tenant	04/29/20	6,002	1,769
JPMorgan Chase Bank, Jacksonville, FL (1)	Single-Tenant	06/18/20	6,715	960
7-Eleven, Dallas, TX	Multi-Tenant	06/26/20	2,400	(46)
Bank of America, Monterey, CA (1)	Single-Tenant	06/29/20	9,000	3,892
Wawa, Jacksonville, FL (1)	Single-Tenant	07/23/20	7,143	246
Carrabbas, Austin, TX	Single-Tenant	08/05/20	2,555	(84)
PDQ, Jacksonville, FL (1)	Single-Tenant	09/08/20	2,540	128
Total			$51,577	$7,719
(1)	Property represents a ground lease.

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

During the nine months ended September 30, 2020, the Company sold four of its commercial loan investments in two separate transactions generating aggregate proceeds of $20.0 million, resulting in a loss of $0.4 million during the three months ended June 30, 2020. The total loss on the loan portfolio disposition, including the impairment and CECL reserve charges in the three months ended March 31, 2020, was $2.1 million.

There were no losses on the Company’s commercial loan and master lease investments portfolio during the nine months ended September 30, 2021.

2025 Note Repurchases. During the nine months ended September 30, 2021, the Company repurchased $0.8 million aggregate principal amount of 2025 Notes at a $0.01 million premium, resulting in a loss on extinguishment of debt of $0.1 million. During the nine months ended September 30, 2020, the Company repurchased $12.5 million aggregate principal amount of the 2025 Notes at a cash discount of $2.6 million, resulting in a gain on extinguishment of debt of $1.1 million, net of the pro-rata share of the conversion value.

Mortgage Note Payable. In connection with the disposition of the CMBS Portfolio during the second quarter of 2021 and related assumption by the buyer of  the Company’s $30.0 million fixed-rate mortgage note payable, the Company recognized a $0.5 million loss on extinguishment of debt related to the write-off of unamortized financing costs.

Impairment Charges. There were no impairment charges on the Company’s undeveloped land holdings, or its income property portfolio during the nine months ended September 30, 2021 and 2020. The $16.5 million impairment charge, net of the $4.1 million related income tax benefit, recognized during the three months ended June 30, 2021 is related to the Company’s retained interest in the Land JV as a result of the estimated proceeds to be received in connection with the contract entered into with Timberline Acquisition Partners, an affiliate of Timberline Real Estate Partners, for the sale of substantially all of its remaining land, including any land that was previously under contract, for a sales price of $67.0 million. As a result of the sale of approximately 8 acres for $0.8 million completed by the Land JV during the three months ended September 30, 2021, the sales price was reduced to $66.2 million.

Investment and Other Income (Loss)

During the nine months ended September 30, 2021, the closing stock price of PINE increased by $3.38 per share, with a closing price of $18.37 on September 30, 2021. During the nine months ended September 30, 2020, the closing stock price of PINE decreased by $3.48 per share, with a closing price of $15.55 on September 30, 2020. The increase

(decrease) resulted in an unrealized, non-cash gain (loss) on the Company’s investment in PINE of $6.9 million and ($7.1) million which is included in investment and other income (loss) in the consolidated statements of operations for the nine months ended September 30, 2021 and 2020, respectively.

The Company earned dividend income from the investment in PINE of $1.5 million and $1.2 million during the nine months ended September 30, 2021 and 2020, respectively.

Interest Expense

Interest expense totaled $6.9 million and $8.4 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease of $1.5 million is primarily the result of the net decrease in long-term debt outstanding during the nine months ended September 30, 2021 as compared to the same period in 2020, which is primarily driven by the use of proceeds received from the Series A Preferred Stock offering and other loan repayments, offset by draws related to the Company’s income property acquisition activity.

Net Income (Loss)

Net income (loss) attributable to the Company totaled $28.0 million and ($1.2) million for the nine months ended September 30, 2021 and 2020, respectively.  The increase in net income is attributable to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $7.0 million at September 30, 2021, while restricted cash totaled $68.5 million, see Note 2 “Summary of Significant Accounting Policies” under the heading Restricted Cash for the Company’s disclosure related to its restricted cash balance at September 30, 2021.

Our total cash balance at September 30, 2021 reflected cash flows provided by our operating activities totaling $12.4 million during the nine months ended September 30, 2021 compared to cash flows provided by operating activities totaling $11.9 million for the nine months ended September 30, 2020, an increase of $0.5 million. The increase of $0.5 million is primarily related to the increase in the cash flows provided by real estate operations of $3.1 million which was driven by the sale of $3.5 million of Subsurface Interests. The increase in cash flows provided by real estate operations was primarily offset by various other differences with regard to timing of payments within other assets, accounts payable, and accrued and other liabilities.

Our cash flows used in investing activities totaled $7.7 million for the nine months ended September 30, 2021, compared to cash flows used in investing activities of $125.6 million for the nine months ended September 30, 2020, a decrease of $117.9 million. The decrease in cash used in investing activities of $117.9 million is primarily related to decreased cash outflows of $80.0 million comprised of $49.6 million related to income property acquisitions, the origination of three commercial loan and master lease investments totaling $27.5 million, and $2.9 million related to the cost basis of 42 mitigation credits provided at no cost to buyers during the nine months ended September 30, 2020, in addition to increased cash inflows of $58.8 million related to proceeds received on the disposition of income properties during the nine months ended September 30, 2021, primarily attributable to the disposition of the Company’s office property in Raleigh, North Carolina leased to Wells Fargo. These increases were partially offset by the decrease of cash inflows of $21.0 million related to four commercial loan and master lease investments sold during the nine months ended September 30, 2020.

Our cash flows provided by financing activities totaled $37.1 million for the nine months ended September 30, 2021, compared to cash flows used in financing activities of $12.4 million for the nine months ended September 30, 2020, an increase of $49.5 million. The increase of $49.5 million is primarily related to $72.4 million net proceeds received from the Company’s issuance of 3,000,000 shares of its Series A Preferred Stock during the nine months ended September 30, 2021, in addition to decreased cash outflows of $4.1 million related to stock buybacks during the nine months ended September 30, 2020, which aggregate increases were partially offset by increased cash outflows of $14.6 million of dividends paid during the nine months ended September 30, 2021 in addition to the net impact of $13.4 million increased cash outflows inclusive of (i) origination of the $50.0 million 2026 Term Loan under the Company’s Credit Facility and subsequent exercise of the accordion option for $15.0 million, (ii) net repayments on the Company’s Credit Facility of $55.8 million, (iii) payoff of the $23.2 million variable-rate mortgage note, and (iv) convertible note repurchases of $0.8 million during the nine months ended September 30, 2021, as compared to net draws on the Credit Facility of $9.0 million and convertible note repurchases of $9.9 million during the same period in 2020.

Long-Term Debt. As of September 30, 2021, the Company had $101.0 million available on the Credit Facility. See Note 17, “Long-Term Debt” for the Company’s disclosure related to its long-term debt balance at September 30, 2021.

Acquisitions and Investments. As noted previously, the Company acquired three multi-tenant income properties during the nine months ended September 30, 2021 for an aggregate purchase price of $111.0 million, as further described in Note 4, “Income Properties”.

The Company’s guidance for 2021 investments in income-producing properties totals between $225.0 million and $250.0 million. We expect to fund future acquisitions utilizing cash on hand, cash from operations, proceeds from the dispositions of income properties through 1031 like-kind exchanges, and potentially the sale of all or a portion of our Subsurface Interests, and borrowings on our Credit Facility, if available. We expect dispositions of income properties and subsurface interests will qualify under the like-kind exchange deferred-tax structure, and additional financing sources.

Dispositions. During the nine months ended September 30, 2021, the Company disposed of one multi-tenant income property and 13 single-tenant income properties, which dispositions included four ground leases, for a total disposition volume of $140.8 million, generating aggregate gains of $28.0 million, as further described in Note 4, “Income Properties”.

Contractual Commitments – Expenditures.

The Company has committed to fund the following capital improvements. The improvements, which are related to several properties, are estimated to be completed generally within twelve months. These commitments, as of September 30, 2021, are as follows (in thousands):

As of September 30, 2021
Total Commitment (1)	$15,810
Less Amount Funded	(3,716)
Remaining Commitment	$12,094

(1)     Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

As of September 30, 2021, we have no other contractual requirements to make capital expenditures.

Off-Balance Sheet Arrangements. None.

Other Matters. We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations and $101.0 million available capacity on the existing $210.0 million Credit Facility, based on our current borrowing base of income properties, as of September 30, 2021.

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

FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers primarily because it excludes the effect of real estate depreciation and amortization and net gains or losses on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. We believe that AFFO is an additional useful supplemental measure for investors to consider because it will help them to better assess our operating performance without the distortions created by other non-cash revenues or expenses. FFO and AFFO may not be comparable to similarly titled measures employed by other companies.

Reconciliation of Non-U.S. GAAP Measures (in thousands, except share and dividend data):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net Income (Loss) Attributable to the Company	$23,947	$(1,522)	$28,008	$(1,173)
Depreciation and Amortization	5,567	4,761	15,428	14,334
Gains on Disposition of Assets	(22,666)	(289)	(28,106)	(7,365)
Losses (Gains) on the Disposition of Other Assets	(974)	1,119	(3,549)	2,540
Impairment Charges, Net	—	—	12,474	1,905
Unrealized (Gain) Loss on Investment Securities	1,326	1,448	(6,894)	7,098
Funds from Operations	$7,200	$5,517	$17,361	$17,339
Distributions to Preferred Stockholders	(1,129)	—	(1,129)	—
Funds from Operations Attributable to Common Stockholders	$6,071	$5,517	$16,232	$17,339
Adjustments:
Straight-Line Rent Adjustment	(669)	(670)	(1,844)	(1,810)
COVID-19 Rent Repayments (Deferrals), Net	84	(217)	738	(1,368)
Amortization of Intangibles to Lease Income	(86)	(434)	(820)	(1,352)
Contributed Leased Assets Accretion	(38)	(43)	(197)	(130)
Loss (Gain) on Extinguishment of Debt	—	—	641	(1,141)
Amortization of Discount on Convertible Debt	322	307	951	1,067
Non-Cash Compensation	734	617	2,434	2,135
Non-Recurring G&A	—	953	155	1,055
Amortization of Deferred Financing Costs to Interest Expense	120	115	444	338
Accretion of Loan Origination Fees	—	(7)	(1)	(164)
Non-Cash Imputed Interest	(116)	(105)	(330)	(311)
Adjusted Funds from Operations Attributable to Common Stockholders	$6,422	$6,033	$18,403	$15,658

Weighted Average Number of Common Shares:
Basic	5,901,095	4,654,329	5,892,900	4,673,049
Diluted	5,901,095	4,654,329	5,892,900	4,673,049

Dividends Declared and Paid - Preferred Stock	$0.3763	$—	$0.3763	$—
Dividends Declared and Paid - Common Stock	$1.00	$0.40	$3.00	$0.90

Other Data (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
FFO Attributable to Common Stockholders	$6,071	$5,517	$16,232	$17,339
FFO per Common Share - Diluted	$1.03	$1.19	$2.75	$3.71
AFFO Attributable to Common Stockholders	$6,422	$6,033	$18,403	$15,658
AFFO per Common Share - Diluted	$1.09	$1.30	$3.12	$3.35

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

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies” included in this Quarterly Report on Form 10-Q and more fully described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. During the nine months ended September 30, 2021, there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our Credit Facility, as this facility carries a variable rate of interest. Our borrowings on our $210.0 million revolving Credit Facility bear a variable rate of interest based on the 30-day LIBOR plus a rate of between 135 basis points and 195 basis points based on our level of borrowing as a percentage of our total asset value. The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to certain of its debt borrowings, see Note 18, “Interest Rate Swaps”. As of September 30, 2021, the outstanding balance on our Credit Facility was $109.0 million. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by $1.1 million. By virtue of fixing the variable rate, our exposure to changes in interest rates is minimal but for the impact on other comprehensive income and loss. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of September 30, 2021, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Buc-ee’s. On March 31, 2021, the Company and its wholly-owned subsidiary, Indigo Development LLC, a Florida limited liability company (collectively, “CTO”) filed a Complaint for Declaratory Relief in the Circuit Court, Seventh Judicial Circuit, in and for Volusia County, Florida (Case No. 2021-30415-CICI) against Buc-ee’s Ltd., a Texas limited partnership (“Buc-ee’s”), in connection with a dispute over funds deposited in escrow by CTO in the amount of $0.8 million (the “Escrowed Funds”).  The Escrowed Funds were deposited simultaneously with CTO’s sale to Buc-ee’s in March 2018 of 35 acres of real property located in Daytona Beach, Volusia County, Florida (the “Buc-ee’s Parcel”).  Pursuant to a post-closing escrow agreement between CTO and Buc-ee’s, the Escrowed Funds were to be released to CTO once CTO had obtained certain wetlands-related permits for the benefit of a portion of the Buc-ee’s Parcel.  CTO was ultimately successful in obtaining the permits, although the permits were issued later than originally contemplated by the escrow agreement.  Buc-ee’s was aware of and acquiesced to CTO’s continuing efforts and expenditures in obtaining the permits, including after the date originally contemplated in the escrow agreement; however, not until after the permits were issued did Buc-ee’s inform CTO that Buc-ee’s would not  agree to release the Escrowed Funds to CTO. CTO’s complaint seeks a declaratory judgment determining the parties’ entitlement to the Escrowed Funds and to reimburse CTO for its costs associated with seeking legal relief. CTO has asked for a hearing with the court but the date for the hearing has not yet been set; the parties to the dispute are proceeding with the pre-trial discovery process.

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

As of September 30, 2021, there have been no material changes in our risk factors from those set forth within the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

(10.1)

First Amendment to the Contract for Sale and Purchase, dated July 30, 2021, by and between Crisp39 – 3 LLC, Crisp39 – 4 LLC, Crisp39 – 6 LLC, Crisp39 – 7 LLC, Crisp39 – 8 LLC, Timberline Acquisition Partners, LLC, and LHC14 Old Deland LLC, filed as Exhibit 10.1 with this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

(10.2)

Second Amendment to the Contract for Sale and Purchase, dated September 10, 2021, by and between Crisp39 – 3 LLC, Crisp39 – 4 LLC, Crisp39 – 6 LLC, Crisp39 – 7 LLC, Crisp39 – 8 LLC, LHC14 Old Deland LLC, and Timberline Acquisition Partners, LLC filed as Exhibit 10.2 with this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

*(10.3)	Purchase and Sale Agreement, made as of October 18 2021, filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed October 22, 2021, and incorporated herein by reference.

† (10.4)	Third Amended and Restated CTO Realty Growth, Inc., 2010 Equity Incentive Plan, filed as Exhibit 10.4 with this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

**Exhibit 31.1	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**Exhibit 31.2	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**Exhibit 32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**Exhibit 32.2	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	Inline XBRL Instance Document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

†	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTO REALTY GROWTH, INC.
(Registrant)

October 28, 2021	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

October 28, 2021	By:	/s/ Matthew M. Partridge
Matthew M. Partridge, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
October 28, 2021	By:	/s/ Lisa M. Vorakoun
Lisa M. Vorakoun, Vice President and Chief Accounting Officer (Principal Accounting Officer)