Form 10-Q/A
period 2021-09-30
CTO Realty Growth, Inc.
filed 2021-10-29
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of CTO Realty Growth, Inc., a Maryland corporation (the “Company”), amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (the “Quarterly Report”), which was initially filed with the Securities and Exchange Commission on October 28, 2021. Capitalized terms used in this Explanatory Note and not otherwise defined herein shall have the meanings ascribed to such terms in the Quarterly Report.

This Amendment No. 1 is being filed to correct an error in Note 17, Long-Term Debt, included in Part 1, Item 1 of the Quarterly Report. The Quarterly Report incorrectly stated that, after the Company’s third quarter 2021 dividend, the conversion rate of the 2025 Notes is equal to 19.1756 shares of common stock for each $1,000 principal amount of 2025 Notes, which represents an adjusted conversion price of $52.15 per share of common stock. This Amendment No. 1 revises the Quarterly Report to correctly disclose that, after the Company’s third quarter 2021 dividend, the conversion rate for the 2025 Notes is equal to 19.1410 shares of common stock for each $1,000 principal amount of 2025 Notes, which represents an adjusted conversion price of $52.24 per share of common stock. There are no changes to the amounts shown in the Company’s consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of stockholders’ equity or consolidated statements of cash flows.

No other changes in the Quarterly Report are being made by this Amendment No. 1. However, in accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of Part I, Item 1, as amended, is included herein.

This Amendment No. 1 also amends and restates the exhibit list in Part II, Item 6 of the Quarterly Report and re-files certain currently dated certifications of our principal executive officer and principal financial officer as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto. This Amendment No. 1 speaks as of the date of the Quarterly Report, and has not been updated to reflect events occurring subsequent to the original filing date of the Quarterly Report.

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

The 2025 Notes represent senior unsecured obligations of the Company and pay interest semi-annually in arrears on each April 15th and October 15th, commencing on April 15, 2020, at a rate of 3.875% per annum. The 2025 Notes mature on April 15, 2025 and may not be redeemed by the Company prior to the maturity date. The conversion rate for the 2025 Notes was initially 12.7910 shares of the Company’s common stock per $1,000 of principal of the 2025 Notes (equivalent to an initial conversion price of $78.18 per share of the Company’s common stock). The initial conversion price of the 2025 Notes represented a premium of 20% to the $65.15 closing sale price of the Company’s common stock on the NYSE American on January 29, 2020. If the Company’s Board increases the quarterly dividend above the $0.13 per share in place at issuance, the conversion rate is adjusted with each such increase in the quarterly dividend amount. After the third quarter 2021 dividend, the conversion rate is equal to 19.1410 shares of common stock for each $1,000 principal amount of 2025 Notes, which represents an adjusted conversion price of $52.24 per share of common stock. At the maturity date, the 2025 Notes are convertible into cash, common stock or a combination thereof, subject to various conditions, at the Company’s option. Should certain corporate transactions or events occur prior to the stated maturity date, the Company will increase the conversion rate for a holder that elects to convert its 2025 Notes in connection with such corporate transaction or event.

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

PART II— OTHER INFORMATION

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

(10.1)

First Amendment to the Contract for Sale and Purchase, dated July 30, 2021, by and between Crisp39 – 3 LLC, Crisp39 – 4 LLC, Crisp39 – 6 LLC, Crisp39 – 7 LLC, Crisp39 – 8 LLC, Timberline Acquisition Partners, LLC, and LHC14 Old Deland LLC, filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, and incorporated herein by reference.

(10.2)

Second Amendment to the Contract for Sale and Purchase, dated September 10, 2021, by and between Crisp39 – 3 LLC, Crisp39 – 4 LLC, Crisp39 – 6 LLC, Crisp39 – 7 LLC, Crisp39 – 8 LLC, LHC14 Old Deland LLC, and Timberline Acquisition Partners, LLC filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, and incorporated herein by reference.

*(10.3)	Purchase and Sale Agreement, made as of October 18 2021, filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed October 22, 2021, and incorporated herein by reference.

† (10.4)

Third Amended and Restated CTO Realty Growth, Inc., 2010 Equity Incentive Plan, filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, and incorporated herein by reference.

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

CTO REALTY GROWTH, INC.
(Registrant)

October 29, 2021	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

October 29, 2021	By:	/s/ Matthew M. Partridge
Matthew M. Partridge, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
October 29, 2021	By:	/s/ Lisa M. Vorakoun
Lisa M. Vorakoun, Vice President and Chief Accounting Officer (Principal Accounting Officer)