Form 10-K
period 2021-12-31
CTO Realty Growth, Inc.
filed 2022-02-24
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

At June 30, 2021, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $305,315,253 based upon the last reported sale price on the NYSE on June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter. The determination of affiliate status is solely for the purpose of this report and shall not be construed as an admission for the purposes of determining affiliate status.

The number of shares of the registrant’s Common Stock outstanding on February 17, 2022 was 5,968,590.

Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of CTO Realty Growth, Inc.’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

When we refer to “we,” “us,” “our,” or “the Company,” we mean CTO Realty Growth, Inc. and its consolidated subsidiaries. References to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of CTO Realty Growth, Inc. included in Item 8 of this Annual Report on Form 10-K. Statements contained in this Annual Report on Form 10-K, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Also, when the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Management believes the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions. However, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update or revise such forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.  The risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements, include, but are not limited to, the following:

●	we are subject to risks related to the ownership of commercial real estate that could affect the performance and value of our properties;
●	our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could materially and adversely affect us;
●	competition that traditional retail tenants face from e-commerce retail sales, or the integration of brick and mortar stores with e-commerce retail operators, could adversely affect our business;
●	we operate in a highly competitive market for the acquisition of income properties and more established entities or other investors may be able to compete more effectively for acquisition opportunities than we can;
●	the loss of revenues from our income property portfolio or certain tenants would adversely impact our results of operations and cash flows;
●	our revenues include receipt of management fees and potentially incentive fees derived from our provision of management services to PINE and the loss or failure, or decline in the business or assets, of PINE could substantially reduce our revenues;
●	there are various potential conflicts of interest in our relationship with Alpine Income Property Trust, Inc. (“PINE”), including our executive officers and/or directors who are also officers and/or directors of PINE, which could result in decisions that are not in the best interest of our stockholders;
●	a prolonged downturn in economic conditions could adversely impact our business, particularly with regard to our ability to maintain revenues from our income-producing assets;
●	a part of our investment strategy is focused on investing in commercial loan and master lease investments which may involve credit risk;
●	we may suffer losses when a borrower defaults on a loan and the value of the underlying collateral is less than the amount due;
●	the Company’s real estate investments are generally illiquid;
●	if we are not successful in utilizing the like-kind exchange structure in deploying the proceeds from dispositions of income properties, or our like-kind exchange transactions are disqualified, we could incur significant taxes and our results of operations and cash flows could be adversely impacted;
●	the Company may be unable to obtain debt or equity capital on favorable terms, if at all, or additional borrowings may impact our liquidity or ability to monetize any assets securing such borrowings;
●	servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to service or pay our debt;
●	our operations and properties could be adversely affected in the event of natural disasters, pandemics, or other significant disruptions;
●	we may encounter environmental problems which require remediation or the incurrence of significant costs to resolve, which could adversely impact our financial condition, results of operations, and cash flows;
●	failure to remain qualified as real estate investment trust (“REIT”) for U.S. federal income tax purposes would cause us to be taxed a regular corporation, which would substantially reduce funds available for distribution to stockholders;
●	the risk that the REIT requirements could limit our financial flexibility;
●	our limited experience operating as a REIT;
●	our ability to pay dividends consistent with the REIT requirements, and expectations as to timing and amounts of such dividends;
●	the ability of our board of directors (the “Board”) to revoke our REIT status without stockholder approval;

●	our exposure to changes in U.S. federal and state income tax laws, including changes to the REIT requirements; and
●	an epidemic or pandemic (such as the outbreak and worldwide spread of the novel coronavirus (the “COVID-19 Pandemic”)), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, may precipitate or materially exacerbate one or more of the above-mentioned and/or other risks and may significantly disrupt or prevent us from operating our business in the ordinary course for an extended period.

The Company describes the risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part I, Item 1A of this Annual Report on Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A), and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Part II, Item 7).

ITEM 1.              BUSINESS

DESCRIPTION OF BUSINESS

We are a publicly traded, primarily retail-oriented, REIT that was founded in 1910. We own and manage, sometimes utilizing third-party property management companies, 22 commercial real estate properties in 10 states in the United States. As of December 31, 2021, we owned 9 single-tenant and 13 multi-tenant income-producing properties comprising 2.7 million square feet of gross leasable space.

In addition to our income property portfolio, as of December 31, 2021, our business included the following:

Management Services:

●	A fee-based management business that is engaged in managing PINE, see Note 6, “Related Party Management Services Business” in the notes to the consolidated financial statements in Item 8.

Commercial Loan and Master Lease Investments:

●	A portfolio of two commercial loan investments and two commercial properties, which are included in the 22 commercial real estate properties above, whose leases are classified as commercial loan and master lease investments.

Real Estate Operations:

●	A portfolio of subsurface mineral interests associated with approximately 370,000 surface acres in 19 counties in the State of Florida (“Subsurface Interests”); and

●	An inventory of historically owned mitigation credits as well as mitigation credits produced by the Company’s mitigation bank. The mitigation bank owns a 2,500 acre parcel of land in the western part of Daytona Beach, Florida and, pursuant to a mitigation plan approved by the applicable state and federal authorities, produces mitigation credits that are sold to developers of land in the Daytona Beach area for the purpose of enabling the developers to obtain certain regulatory permits for property development (the “Mitigation Bank”). Prior to the Interest Purchase (hereinafter defined in Note 8, “Investment in Joint Ventures” in the notes to the consolidated financial statements in Item 8) completed on September 30, 2021, the Company held a 30% retained interest in the entity that owns the Mitigation Bank.

On December 10, 2021, the entity that held approximately 1,600 acres of undeveloped land in Daytona Beach, Florida (the “Land JV”), of which the Company previously held a 33.5% retained interest, completed the sale of all of its remaining land holdings for $66.3 million to Timberline Acquisition Partners, LLC an affiliate of Timberline Real Estate Partners (the “Land JV Sale”). Proceeds to the Company after distributions to the other member of the Land JV, and before taxes, were $24.5 million. Prior to the completion of the Land JV Sale, the Company was engaged in managing the Land JV, as further described in Note 6, “Related Party Management Services Business” in the notes to the consolidated financial statements in Item 8. As a result of the Land JV Sale and corresponding dissolution of the Land JV, the Company no longer holds a retained interest in the Land JV as of December 31, 2021.

Our business also includes our investment in PINE. As of December 31, 2021, the fair value of our investment totaled $41.0 million, or 15.6% of PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

Discontinued Operations. The Company reports the historical financial position and results of operations of disposed businesses as discontinued operations when it has no continuing interest in the business. On October 16, 2019, the Company sold a controlling interest in its wholly owned subsidiary that held 5,300 acres of undeveloped land in Daytona Beach, Florida. On October 17, 2019, the Company sold its interest in the golf operations. For the year ended December 31, 2019, the Company has reported the historical financial position and the results of operations related to the Land JV and the golf operations as discontinued operations (see Note 25, “Assets and Liabilities Held for Sale and Discontinued Operations” in the notes to the consolidated financial statements in Item 8). The cash flows related to discontinued operations have been disclosed. There were no discontinued operations during the years ended December 31, 2021 or 2020.

The Company operates in four primary business segments: income properties, management services, commercial loan and master lease investments, and real estate operations. The identifiable assets and liabilities related to the discontinued real estate operations have been separately disclosed as discontinued real estate operations for the years presented.

The following is a summary of financial information regarding the Company’s business segments for the years ended December 31 (in thousands):

	2021	2020	2019
Revenues:
Income Properties	$50,679	$49,953	$41,956
Management Services	3,305	2,744	304
Interest Income from Commercial Loan and Master Lease Investments	2,861	3,034	1,829
Real Estate Operations	13,427	650	852
Total Revenues	$70,272	$56,381	$44,941
Operating Income (Loss):
Income Properties	$36,864	$37,965	$34,955
Management Fee Income	3,305	2,744	304
Commercial Loan and Master Lease Investments	2,861	3,034	1,829
Real Estate Operations	4,812	(2,573)	748
General and Administrative Expenses	(11,202)	(11,567)	(9,818)
Impairment Charges	(17,599)	(9,147)	—
Depreciation and Amortization	(20,581)	(19,063)	(15,797)
Gain on Disposition of Assets	28,316	9,746	21,978
Gain (Loss) on Extinguishment of Debt	(3,431)	1,141	—
Total Operating Income	$23,345	$12,280	$34,199
Identifiable Assets:
Income Properties	$630,747	$531,325	$464,285
Management Services	1,653	700	381
Commercial Loan and Master Lease Investments	39,095	38,321	35,742
Real Estate Operations	26,512	59,717	65,555
Discontinued Real Estate Operations	—	833	833
Corporate and Other (1)	35,132	35,804	137,398
Total Assets	$733,139	$666,700	$704,194
(1)	Corporate and other assets consist primarily of cash and restricted cash, property, plant, and equipment related to the other operations, as well as the general and corporate operations.

BUSINESS PLAN

Our business plan going forward is primarily focused on investing in income-producing real estate, with a focus on multi-tenant, primarily retail-oriented, properties. We may also self-develop multi-tenant income properties, as we have done in the past. We may also invest in commercial loans or similar financings secured by commercial real estate. We may acquire multi-tenant income properties, and possibly single-tenant net lease assets that fall outside our ROFO Agreement (hereinafter defined) with PINE, with proceeds from the sale of an income property currently in our portfolio, and because our current properties generally have low tax bases, we may seek to have the sale of the current income property qualify for income tax deferral through the like-kind exchange provisions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). The low tax basis in our income property portfolio is the result of us having acquired the original land primarily in the early part of our more than 100-year history.

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

Our access to sources of debt financing, particularly our borrowing capacity under our revolving credit facility (as amended and restated, the “Credit Facility”), also provide a source of capital for our investment strategy. Our strategy is to utilize leverage, when appropriate and necessary, and potentially proceeds from sales of income properties, the disposition or payoffs of our commercial loan and master lease investments, and certain transactions involving our Subsurface Interests, to acquire income properties. We may also acquire or originate commercial loan and master lease investments, invest in securities of real estate companies, or make other shorter-term investments. Our targeted investment classes may include the following:

●	Multi-tenant, primarily retail-oriented, properties in major metropolitan areas and growth markets, typically stabilized;
●	Single-tenant retail or other commercial, double or triple net leased, properties in major metropolitan areas and growth markets that are compliant with our commitments under the PINE ROFO Agreement;
●	Ground leases, whether purchased or originated by the Company, that are compliant with our commitments under the ROFO Agreement;
●	Self-developed retail or other commercial properties;
●	Commercial loan and master lease investments, whether purchased or originated by the Company, with loan terms of 1-10 years with strong risk-adjusted yields secured by property types to include hotel, retail, residential, land and industrial;
●	Select regional area investments using Company market knowledge and expertise to earn strong risk-adjusted yields; and
●	Real estate-related investment securities, including commercial mortgage-backed securities, preferred or common stock, and corporate bonds.

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

Our strategy for investing in income-producing properties is focused on factors including, but not limited to, long-term real estate fundamentals and target markets, including major markets or those markets experiencing significant economic growth. We employ a methodology for evaluating targeted investments in income-producing properties which includes an evaluation of: (i) the attributes of the real estate (e.g. location, market demographics, comparable properties in the market, etc.); (ii) an evaluation of the existing tenant(s) (e.g. credit-worthiness, property level sales, tenant rent levels compared to the market, etc.); (iii) other market-specific conditions (e.g. tenant industry, job and population growth in the market, local economy, etc.); and (iv) considerations relating to the Company’s business and strategy (e.g. strategic fit of the asset type, property management needs, ability to use a Section 1031 like-kind exchange structure, etc.).

We believe investment in income-producing assets provides attractive opportunities for generally stable cash flows and increased returns over the long run through potential capital appreciation. In 2020, we experienced a short term decrease in cash from operations as our tenants were impacted by the COVID-19 Pandemic and certain tenants’ rents were abated or deferred during the year. A prolonged imposition of mandated closures or other social-distancing guidelines as a result of the COVID-19 Pandemic may adversely impact more our tenants’ ability to generate sufficient revenues, and could force additional tenants to default on their leases, or result in the bankruptcy or insolvency of tenants, which would diminish the rental revenue we receive under our leases. The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate adverse impact on our business, however during the year ended December 31, 2021, the Company did not experience significant adverse effects related to the COVID-19 Pandemic.

During the year ended December 31, 2021, the Company acquired eight multi-tenant income properties for an aggregate purchase price of $249.1 million, or a total acquisition cost of $249.8 million including capitalized acquisition costs. Of the total acquisition cost, $78.0 million was allocated to land, $124.9 million was allocated to buildings and improvements, $49.7 million was allocated to intangible assets pertaining to the in-place lease value, leasing costs, and above market lease value, and $2.8 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 6.8 years at acquisition.

The properties acquired during the year ended December 31, 2021 are described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Purchase Price ($000's)	Percentage Leased at Acquisition	Remaining Lease Term at Acquisition Date (in years)
Jordan Landing	Multi-Tenant	West Jordan, UT	03/02/21	170,996	$20,000	100%	7.9
Eastern Commons	Multi-Tenant	Henderson, NV	03/10/21	133,304	18,500	96%	6.9
The Shops at Legacy	Multi-Tenant	Plano, TX	06/23/21	236,867	72,500	83%	6.9
Beaver Creek Crossings	Multi-Tenant	Apex, NC	12/02/21	320,732	70,500	97%	5.8
125 Lincoln & 150 Washington	Multi-Tenant	Santa Fe, NM	12/20/21	136,638	16,250	66%	2.7
369 N. New York Ave.	Multi-Tenant	Winter Park, FL	12/20/21	28,008	13,200	100%	5.0
The Exchange at Gwinnett	Multi-Tenant	Buford, GA	12/30/21	69,265	34,000	98%	10.7
Ashford Lane Outparcel (1)	Multi-Tenant	Atlanta, GA	12/30/21	15,681	4,100	19%	0.9
		Total / Weighted Average		1,111,491	$249,050		6.5
(1)	Represents a two-tenant outparcel to Ashford Lane, the Company’s multi-tenant income property located in Atlanta, Georgia.

During the year ended December 31, 2021, the Company sold one multi-tenant income property and 14 single-tenant income properties for a total disposition volume of $162.3 million. The sale of the properties generated aggregate gains of $28.2 million.

The income properties disposed of during the year ended December 31, 2021 are described below (in thousands):

Tenant Description	Tenant Type	Date of Disposition	Sales Price	Gain on Sale
World of Beer/Fuzzy's Taco Shop, Brandon, FL	Multi-Tenant	01/20/21	$2,310	$599
Moe's Southwest Grill, Jacksonville, FL (4)	Single-Tenant	02/23/21	2,541	109
Burlington, N. Richland Hills, TX	Single-Tenant	04/23/21	11,528	62
Staples, Sarasota, FL	Single-Tenant	05/07/21	4,650	662
CMBS Portfolio (1)	Single-Tenant	06/30/21	44,500	3,899
Chick-fil-A, Chandler, AZ (4)	Single-Tenant (2)	07/14/21	2,884	1,582
JPMorgan Chase Bank, Chandler, AZ (4)	Single-Tenant (2)	07/27/21	4,710	2,738
Fogo De Chao, Jacksonville, FL (4)	Single-Tenant (3)	09/02/21	4,717	866
Wells Fargo, Raleigh, NC	Single-Tenant	09/16/21	63,000	17,480
24 Hour Fitness, Falls Church, VA	Single-Tenant	12/16/21	21,500	212
Total			$162,340	$28,209
(1)	On June 30, 2021, the Company sold six single-tenant income properties (the “CMBS Portfolio”) to PINE for an aggregate purchase price of $44.5 million.
(2)	Represents a single-tenant outparcel to Crossroads Towne Center, the Company’s multi-tenant income property located in Chandler, Arizona.
(3)	Represents a single-tenant property at The Strand at St. Johns Town Center, the Company’s multi-tenant income property located in Jacksonville, Florida.
(4)	Property or outparcel represents a ground lease.

Our current portfolio of 9 single-tenant income properties generates $12.1 million of revenues from annualized straight-line base lease payments and had a weighted average remaining lease term of 25.3 years as of December 31, 2021. Our current portfolio of 13 multi-tenant properties generates $40.9 million of revenue from annualized straight-line base lease payments and had a weighted average remaining lease term of 7.0 years as of December 31, 2021.

As part of our overall strategy for investing in income-producing properties, we self-developed two single-tenant net lease restaurant properties on a six-acre beachfront parcel in Daytona Beach, Florida. The development was completed in January of 2018 and rent commenced from both tenants pursuant to their separate leases. On a limited basis, we have acquired and may continue to selectively acquire other real estate, either vacant land or land with existing structures, that we would demolish and develop into additional income properties. Our investments in vacant land or land with existing structures would target opportunistic acquisitions of select sites, which may be distressed, with an objective of having short investment horizons. Should we pursue such acquisitions, we may seek to partner with developers to develop these sites rather than self-develop the properties. As of December 31, 2021, the Company had invested $5.7 million, including raze and entitlement costs, to acquire six acres in downtown Daytona Beach that is located in an opportunity zone. During the three months ended December 31, 2021, the Company sold the six-acre parcel for a sales price of $6.25 million.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. We sold 14 single-tenant income properties, including four ground leases, and one multi-tenant income property during the year ended December 31, 2021. As a result of entering the Exclusivity and Right of First Offer Agreement with PINE (the “ROFO Agreement”) which generally prevents us from investing in single-tenant net lease income properties, our income property investment strategy will be focused on multi-tenant, primarily retail-oriented, properties. We may pursue this strategy by monetizing certain of our single-tenant properties, and should we do so, we would seek to utilize the 1031 like-kind exchange structure to preserve the tax-deferred gain on the original transaction(s) that pertains to the replacement asset.

As of December 31, 2021, the Company owned 9 single-tenant and 13 multi-tenant income properties in 10 states. Following is a summary of these properties:

Tenant	City	State	Area (Square Feet)
Carpenter Hotel (1)	Austin	TX	73,508
Chuy's	Jacksonville	FL	7,950
Crabby's Oceanside	Daytona Beach	FL	5,780
Fidelity	Albuquerque	NM	210,067
Firebirds Wood Fired Grill	Jacksonville	FL	6,948
General Dynamics	Reston	VA	64,319
LandShark Bar & Grill	Daytona Beach	FL	6,264
Party City Corporation	Oceanside	NY	15,500
Sabal Pavilion	Tampa	FL	120,500
9 Single-Tenant Properties			510,836
245 Riverside	Jacksonville	FL	136,853
Westcliff Shopping Center	Fort Worth	TX	136,185
The Strand at St. Johns Town Center	Jacksonville	FL	204,552
Crossroads Towne Center	Chandler	AZ	244,711
Ashford Lane	Atlanta	GA	285,052
Westland Gateway Plaza (1)	Hialeah	FL	108,029
Jordan Landing	West Jordan	UT	170,996
Eastern Commons	Henderson	NV	133,304
The Shops at Legacy	Plano	TX	236,867
Beaver Creek Crossings	Apex	NC	320,732
125 Lincoln & 150 Washington	Santa Fe	NM	136,638
369 N. New York Ave.	Winter Park	FL	28,008
The Exchange at Gwinnett	Buford	GA	69,265
13 Multi-Tenant Properties			2,211,192
22 Total Properties			2,722,028
(1)

The leases with the Master Tenant in Hialeah (“Westland Gateway Plaza”) and Carpenter Hotel have been recorded in the accompanying consolidated balance sheets as commercial loan and master lease investments due to tenant repurchase options (see Note 5, “Commercial Loan and Master Lease Investments” in the notes to the consolidated financial statements in Item 8).

The weighted average economic and physical occupancy rates of our income properties at December 31st for each of the last three years on a portfolio basis are as follows:

Year	Single-Tenant Economic / Physical Occupancy	Multi-Tenant Economic / Physical Occupancy
2019	100% / 100%	82% / 82%
2020	100% / 100%	83% / 82%
2021	100% / 100%	86% / 85%

The information on lease expirations of our total income property portfolio for each of the ten years starting with 2022 is as follows:

Year	# of Tenant Leases Expiring	Total Square Feet of Leases Expiring	Annual Rents Expiring (1) ($000's)	Percentage of Gross Annual Rents Expiring (1)
2022	31	94,608	$2,486	5.0%
2023	27	187,901	$4,270	8.6%
2024	19	67,840	$1,764	3.6%
2025	21	134,236	$3,334	6.7%
2026	39	372,844	$6,694	13.5%
2027	20	255,919	$3,650	7.4%
2028	20	471,931	$9,173	18.5%
2029	16	227,747	$4,220	8.5%
2030	10	93,318	$1,783	3.6%
2031	34	111,280	$2,551	5.1%
(1)	Annual Rents consist of the in-place base rent to be received pursuant to each lease agreement (i.e. not on a straight-line basis).

The majority of leases have additional option periods beyond the original term of the lease, which typically are exercisable at the tenant’s option.

MANAGEMENT SERVICES BUSINESS

Our business plan includes generating revenue from managing PINE. Pursuant to the management agreement with PINE, the Company generates a base management fee equal to 1.5% of PINE’s total equity. The structure of the base fee provides the Company with an opportunity for the base fee to grow should PINE’s independent board members determine to raise additional equity capital in the future. The Company also has an opportunity to achieve additional cash flows as manager of PINE pursuant to the terms of an annual incentive fee, as further described in Note 6, “Related Party Management Services Business” in the notes to the consolidated financial statements in Item 8.

Through December 31, 2021, the Company also generated management fees as the Land JV manager.  Pursuant to the terms of the operating agreement for the Land JV, the initial amount of the management fee was $20,000 per month. The management fee was evaluated quarterly, and as land sales occurred in the Land JV, the basis for our management fee was reduced as the management fee was based on the value of real property that remained in the Land JV. The monthly management fee as of December 31, 2021, was $10,000 per month.

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

2021 Commercial Loan and Master Lease Investments Portfolio. During the year ended December 31, 2021, the Company originated a loan in connection with the sale of a land parcel with an existing structure located in Daytona Beach, Florida. The principal loan amount of $0.4 million bears interest at a fixed rate of 10.00% and has an initial term of 1.5 years. As of December 31, 2021, the Company’s commercial loan and master lease investments portfolio included two commercial loan investments and two commercial properties with a carrying value of $39.1 million.

2020 Commercial Loan and Master Lease Investments Portfolio. During the year ended December 31, 2020, the Company invested in four commercial loans totaling $28.2 million including one $21.0 million master lease investment classified as a commercial loan and master lease investment due to future repurchase rights. In addition, the Company generated aggregate proceeds of $23.0 million resulting from (i) the sale of four of its commercial loan and master lease investments for $20.0 million, of which the Company recognized a loss of $0.4 million, (ii) the repayment of its $2.0 million loan provided to the buyer of the Company’s former golf operations, and (iii) a $1.0 million principal payment on a loan prior to its disposal. In connection with marketing the loan portfolio in advance of their upcoming maturities, the Company recognized an aggregate impairment charge on the loan portfolio of $1.9 million. As of December 31, 2020, the Company’s commercial loan and master lease investment portfolio included one commercial loan investment and two commercial properties with a carrying value of $38.3 million.

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

REAL ESTATE OPERATIONS – CONTINUING

Daytona Beach Development. During the three months ended September 30, 2021, the Company entered into a purchase and sale agreement to sell a six-acre parcel of land with existing structures in downtown Daytona Beach and other contiguous parcels (the “Daytona Beach Development”) for a sales price of $6.25 million, which sale was completed on December 28, 2021, resulting in a gain of $0.2 million. The Daytona Beach Development, representing a substantial portion of an entire city block in downtown Daytona Beach adjacent to International Speedway Boulevard, a major thoroughfare in Daytona Beach, was acquired by the Company for $4.1 million. Prior to its disposition, the Company incurred $1.6 million in raze and entitlement costs related to the Daytona Beach Development.

Mitigation Credits. The Company owns mitigation credits and mitigation credit rights with an aggregate cost basis of $24.7 million as of December 31, 2021, representing a $22.1 million increase from the balance as of December 31, 2020. During the three months ended September 30, 2021, the Company completed the Interest Purchase, hereinafter defined in Note 8, “Investment in Joint Ventures” in the notes to the consolidated financial statements in Item 8. As a result of the Interest Purchase, as of September 30, 2021, the Company owns 100% of the Mitigation Bank, and therefore its underlying assets, which includes an inventory of mitigation credits. Certain of the mitigation credits are currently available for sale with the remainder to become available as they are released to the Mitigation Bank by the applicable state and federal authorities pursuant to the completion of phases of the approved mitigation plans (“Mitigation Credit Rights”). At the time of the Interest Purchase on September 30, 2021, the Company’s cost basis in the newly acquired mitigation credits and Mitigation Credit Rights totaled $0.9 million and $21.6 million, respectively, which is comprised of (i) $15.6 million of the $18.0 million Interest Purchase allocated to the mitigation credit assets and (ii) the $6.9 million previously recorded value of the retained interest in the entity that owns the Mitigation Bank.

Revenues and the cost of sales of mitigation credit sales are reported as revenues from, and direct costs of, real estate operations, respectively, in the consolidated statements of operations. During the year ended December 31, 2021, the Company sold six mitigation credits for proceeds of $0.7 million with a cost basis of $0.5 million. Additionally, two mitigation credits with a cost basis of $0.1 million were accrued for as an expense during the year ended December 31, 2021, as such credits are to be provided to buyers of land at no cost. Mitigation credit sales totaled less than $0.1 million during the year ended December 31, 2020, which sales were offset by an aggregate charge to cost of sales totaling $3.1 million, comprised of (i) 42 mitigation credits with a cost basis of $2.9 million that were provided at no cost to buyers, (ii) the Company’s purchase of two mitigation credits for $0.2 million, and (iii) 31 mitigation credits with a cost basis of less than $0.1 million transferred to buyers of land previously sold and of which costs were accrued for in prior years at the time of the original land sale. There were no mitigation credit sales during the year ended December 31, 2019. Additionally, during the year ended December 31, 2020, the Company transferred 13.31 federal mitigation credits to the permit related to the land that gave rise to an environmental restoration matter that has been fully resolved as of December 31, 2021. These credits had an aggregate cost basis of $0.1 million and are included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2020.

Subsurface Interests. As of December 31, 2021, the Company owns 370,000 acres of Subsurface Interests. The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. The Company’s subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage, which revenues are included within real estate operations in the consolidated statements of operations. During the year ended December 31, 2021, the Company sold approximately 84,900 acres of subsurface oil, gas, and mineral rights for a sales price of $4.6 million. During the year ended December 31, 2020, the Company sold 345 acres of subsurface interests totaling $0.4 million. There were no subsurface sales during the year ended December 31, 2019.

Prior to September 2019, the Company leased certain of the Subsurface Interests to a mineral exploration organization for exploration. The lessee had previously exercised renewal options through the eighth year of the lease which ended on September 22, 2019. The Lessee elected not to renew the oil exploration lease beyond September 22, 2019. Lease income generated by the annual lease payments was recognized on a straight-line basis over the guaranteed lease term. For the year ended December 31, 2019, lease income of $0.6 million was recognized with no lease income recognized during the years ended December 31, 2021 and 2020.

During the years ended December 31, 2021, 2020 and 2019, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled less than $0.1 million during each respective year.

The Company is not prohibited from selling any or all of its Subsurface Interests. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee typically based on a percentage of the surface value. Should the Company complete a transaction to sell all or a portion of its Subsurface Interests or complete a release transaction, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments including income-producing properties. Cash payments for the release of surface entry rights totaled $0.1 million, $0.2 million, and $0.1 million during the years ended December 31, 2021, 2020, and 2019, respectively.

Land Impairments. There were no impairment charges on the Company’s undeveloped land holdings, or its income property portfolio, during the years ended December 31, 2021, 2020, or 2019. The $17.6 million impairment charge recognized during the year ended December 31, 2021, which is comprised of a $16.5 million charge during the three months ended June 30, 2021 and a $1.1 million charge during the three months ended December 31, 2021, is related to the Company’s previously held retained interest in the Land JV. The aggregate impairment charge of $17.6 million is a result of eliminating the investment in joint ventures based on the final proceeds received through distributions of the Land JV in connection with closing the sale of substantially all of the Land JV’s remaining land to Timberline Acquisition Partners, an affiliate of Timberline Real Estate Partners (“Timberline”), for a final sales price of $66.3 million.

Additionally, during the year ended December 31, 2020, the Company recognized an aggregate $7.2 million impairment charge comprised of a $0.1 million impairment charge on one of the land parcels included in the Daytona Beach Development and a $7.1 million impairment charge on the Company’s previously held retained interest in the Land LV. The $7.1 million impairment on the Company’s previously held retained interest in the Land JV was the result of a re-forecast of the anticipated undiscounted future cash flows to be received by the Company based on the estimated timing of future land sales from the Land JV.

Real Estate Operations – Discontinued Operations

Land JV. As previously noted, the Land JV, of which the Company previously held a 33.5% retained interest, completed the sale of all of its remaining land holdings on December 10, 2021. From its inception on October 16, 2019 through December 31, 2021, the Land JV completed $147.0 million in land sales, during which period the Company pursued land sales on the acreage that formerly comprised its land holdings on behalf of the partners of the Land JV (“JV

Partners”) in its role as manager of the Land JV. Upon the closing of the sale of the Land JV's remaining assets to Timberline, the value of the Company’s previously held retained interest in the Land JV was realized in the form of proceeds, which totaled $24.5 million, to the Company after distributions to the other member of the Land JV.

2019 Land Sales. During the year ended December 31, 2019, the Company completed five land sales transactions, including: (i) the Magnetar Land Sale (hereinafter defined) for 5,300 acres of land, for total proceeds of $97.0 million; (ii) two transactions with Unicorp Development representing 23.6 acres and generating aggregate proceeds of $7.1 million; (iii) the sale of 38 acres for total proceeds of $0.7 million, and (iv) a land sale to NADG for 13 acres generating proceeds of $3.0 million. In total, during 2019, the Company sold 5,400 acres generating proceeds of $108.0 million. Including the $48.9 million recognized on the previously held retained interest in the Land JV, gains of $133.0 million, or $20.60 per share, after tax, were recognized.

REIT CONVERSION

On September 3, 2020, the Board unanimously approved a plan for the Company to elect to be subject to tax as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2020. Subsequently, during a special meeting of stockholders held on November 9, 2020, the Company’s stockholders approved the merger of CTO Realty Growth, Inc., a Florida corporation (“CTO FL”), with and into CTO NEWCO REIT, Inc. (“CTO MD”), a wholly owned Maryland subsidiary of CTO FL (the “Merger”) in order to reincorporate in Maryland and facilitate its ongoing compliance with the REIT requirements by ensuring that certain standard REIT ownership limitations and transfer restrictions apply to CTO’s capital stock.

As of December 31, 2020, the Company had completed certain internal reorganization transactions necessary to begin operating in compliance with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes for the taxable year ended December 31, 2020.

In order to comply with certain REIT requirements set forth in the Code, we hold certain of our non-REIT assets and operations through taxable REIT subsidiaries (“TRSs”) and subsidiaries of TRSs. A TRS is a subsidiary of a REIT that is generally subject to U.S. federal corporate income tax on its earnings. Net income from our TRSs either will be retained by our TRSs and used to fund their operations, or will be distributed to us, where it will either be reinvested by us into our business or available for distribution to our stockholders. However, distributions from our TRSs to us will not produce qualifying income for purposes of the 75% gross income test applicable to REITs and thus may be limited.

To maintain its qualification as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gain, to its stockholders (which is computed and which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). As a REIT, the Company is generally not subject to U.S. federal corporate income tax to the extent of its distributions to stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax on its taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service (“IRS”) grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

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

REIT CONVERSION MERGER

On January 29, 2021, in connection with the REIT conversion, the Company completed the Merger. As a result of the Merger, existing shares of CTO FL common stock were automatically converted, on a one-for-one basis, into shares of common stock of CTO MD. CTO MD is a corporation organized in the state of Maryland and has been renamed “CTO Realty Growth, Inc.”  CTO MD’s charter includes certain standard REIT provisions, including ownership limitations and transfer restrictions applicable to the Company’s capital stock. See Note 14, “Equity” for the Company’s disclosure related to the equity adjustments recorded during the three months ended March 31, 2021 in connection with the Merger.

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

REGULATION

General. Our properties are subject to various laws, ordinances and regulations, including those relating to fire and safety requirements, and affirmative and negative covenants and, in some instances, common area obligations. Our tenants have primary responsibility for compliance with these requirements pursuant to our leases. We believe that each of our properties has the necessary permits and approvals.

Americans With Disabilities Act. Under Title III of the Americans with Disabilities Act (“ADA”), and rules promulgated thereunder, in order to protect individuals with disabilities, public accommodations must remove architectural and communication barriers that are structural in nature from existing places of public accommodation to the extent “readily achievable.” In addition, under the ADA, alterations to a place of public accommodation or a commercial facility are to be made so that, to the maximum extent feasible, such altered portions are readily accessible to and usable by disabled individuals. The “readily achievable” standard considers, among other factors, the financial resources of the affected site and the owner, lessor or other applicable person.

Compliance with the ADA, as well as other federal, state and local laws, may require modifications to properties we currently own or may purchase or may restrict renovations of those properties. Failure to comply with these laws or regulations could result in the imposition of fines or an award of damages to private litigants, as well as the incurrence of the costs of making modifications to attain compliance, and future legislation could impose additional obligations or restrictions on our properties. Although our tenants are generally responsible for all maintenance and repairs of the property pursuant to our lease, including compliance with the ADA and other similar laws or regulations, we could be held liable as the owner of the property for a failure of one of our tenants to comply with these laws or regulations.

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

We obtain Phase I environmental assessments on all properties acquired. Phase I environmental site assessments are limited in scope and therefore may not reveal all environmental conditions affecting a property. However, if recommended in the initial assessments, we may undertake additional assessments such as soil and/or groundwater samplings or other limited subsurface investigations and ACM or mold surveys to test for substances of concern. A prior owner or operator of a property or historic operations at our properties may have created a material environmental condition that is not known to us or the independent consultants preparing the site assessments. Material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose material additional environmental liability. If environmental concerns are not satisfactorily resolved in any initial or additional assessments, we may obtain environmental insurance policies to insure against potential environmental risk or loss depending on the type of property, the availability and cost of the insurance and various other factors we deem relevant. Our ultimate liability for environmental conditions may exceed the policy limits on any environmental insurance policies we obtain, if any.

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

HUMAN CAPITAL

We believe that our employees are one of our greatest resources.  In order to attract and retain high performing individuals, we are committed to partnering with our employees to provide opportunities for their professional development and promote their well-being.  To that end, we have undertaken various initiatives, including the following:

●	providing opportunities to participate in industry conferences;
●	providing regular feedback to assist in employee development and providing opportunities for employees to provide suggestions to management and safely register complaints;
●	focusing on creating a workplace that values employee health and safety, and to that end, facilitating employees working from home during the COVID-19 pandemic;
●	committing to the full inclusion of all qualified employees and applicants and providing equal employment opportunities to all persons, in accordance with the principles of the Equal Employment Opportunities Commission and the principles of the ADA; and
●	appreciating the many contributions of a diverse workforce, understanding that diverse backgrounds bring diverse perspectives, resulting in unique insights.

At December 31, 2021, the Company had 19 full-time employees and considers its employee relations to be satisfactory.

AVAILABLE INFORMATION

The Company’s executive offices are located at 1140 N. Williamson Blvd., Suite 140 Daytona Beach, Florida, and its telephone number is (386) 274-2202.

The Company’s website is www.ctoreit.com. The Company intends to comply with the requirements of Item 5.05 of Form 8-K regarding amendments to and waivers under the code of business conduct and ethics applicable to its Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer by providing such information on its website within four days after effecting any amendment to, or granting any waiver under, that code, and we will maintain such information on our website for at least twelve months. The information contained on the Company’s website does not constitute part of this Annual Report on Form 10-K.

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

ITEM 1A.              RISK FACTORS

SUMMARY OF RISK FACTORS

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC, before making an investment decision regarding our securities.

●	The COVID-19 Pandemic and its variants, and the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our tenant’s business operations and as a result adversely impact our financial condition, results of operations, cash flows and performance.
●	We are subject to risks related to the ownership of commercial real estate that could affect the performance and value of our properties.
●	Adverse changes in U.S., global and local regions or markets that impact our tenants’ businesses may materially and adversely affect us generally and the ability of our tenants to make rental payments to us pursuant to our leases.
●	Our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could materially and adversely affect us.
●	The loss of revenues from our income property portfolio or certain tenants would adversely impact our results of operations and cash flows.
●	Retail properties, particularly those with multiple tenants, depend on the presence of and successful operation of an anchor tenant or tenants and the failure of such tenant’s business or the loss of the anchor tenant(s) could adversely affect the overall success of our property and thereby could adversely impact our financial condition, results of operations and cash flows.
●	We are subject to risks that affect the general retail environment in the United States, such as weakness in the economy, the level of consumer spending, the adverse financial condition of large consumer retail companies and competition from discount and internet retailers, any of which could adversely affect market rents for retail space and the willingness or ability of retail tenants to lease space in our multi-tenant properties.
●	A significant portion of the revenue we generate from our income property portfolio is concentrated in specific industry classifications and/or geographic locations and any prolonged dislocation in those industries or downturn in those geographic areas would adversely impact our results of operations and cash flows.
●	Our revenues include receipt of management fees and potentially incentive fees derived from our provision of management services to PINE and the loss or failure, or decline in the business or assets, of PINE could substantially reduce our revenues.
●	There are various potential conflicts of interest in our relationship with PINE, including our executive officers and/or directors who are also officers and/or directors of PINE, which could result in decisions that are not in the best interest of our stockholders.
●	A part of our investment strategy is focused on investing in commercial loan and master lease investments which may involve credit risk.
●	We may invest in fixed-rate loan investments, and an increase in interest rates may adversely affect the value of these investments, which could adversely impact our financial condition, results of operations and cash flows.
●	The commercial loans or similar financings we may acquire that are secured by commercial real estate typically depend on the ability of the property owner to generate income from operating the property. Failure to do so may result in delinquency and/or foreclosure.
●	We may suffer losses when a borrower defaults on a loan and the value of the underlying collateral is less than the amount due.

●	The Company’s real estate investments are generally illiquid.
●	We may experience a decline in the fair value of our real estate assets or investments which could result in impairments and would impact our financial condition and results of operations.
●	The Company has several stockholders that beneficially own more than 5% of the Company’s outstanding common stock and exercise the related voting rights of those shares. Actions by these stockholders, including trading activity, could have a material adverse impact on the trading price of our stock.
●	The Company may be unable to obtain debt or equity capital on favorable terms, if at all, or additional borrowings may impact our liquidity or ability to monetize any assets securing such borrowings.
●	Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to service or pay our debt.
●	Our operations and properties could be adversely affected in the event of natural disasters, pandemics, or other significant disruptions.
●	We may encounter environmental problems which require remediation or the incurrence of significant costs to resolve, which could adversely impact our financial condition, results of operations, and cash flows.
●	Failure to remain qualified as a REIT, would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.
●	Even if we qualify as a REIT, we may face other tax liabilities that could reduce our cash flows and negatively impact our results of operations and financial condition.
●	If we failed to distribute our Pre-REIT Conversion Earnings and Profits, we could fail to qualify as a REIT.
●	Failure to make required distributions would subject us to U.S. federal corporate income tax.
●	Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
●	The prohibited transactions tax may limit our ability to dispose of our properties.
●	The ability of the Board to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.
●	If we are not successful in utilizing the like-kind exchange structure in deploying the proceeds from dispositions of income properties, or our like-kind exchange transactions are disqualified, we could incur significant taxes and our results of operations and cash flows could be adversely impacted.
●	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

RISK FACTORS

Our business is subject to a number of significant risks. The risks described below may not be the only risks which potentially could impact our business. These additional risks include those which are unknown now or that are currently considered immaterial. If any of the circumstances, events, or developments described below actually occur to a significant degree, our business, financial condition, results of operations, and/or cash flows could be materially adversely affected, and the trading price of our common stock and preferred stock could decline. You should carefully consider the following risks and all the other information set forth in this Annual Report on Form 10-K, including the consolidated financial statements and the notes thereto.

Risks Related to the COVID-19 Pandemic

The COVID-19 Pandemic, and the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our tenant’s business operations and as a result adversely impact our financial condition, results of operations, cash flows and performance.

Since late December 2019, the COVID-19 Pandemic has spread globally, including every state in the United States. The COVID-19 Pandemic has had, and other future pandemics could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 Pandemic and its variants have significantly adversely impacted global economic activity and produced significant volatility in the global financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel.

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

The extent to which the COVID-19 Pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with any degree of certainty, including the scope, severity, and duration of the COVID-19 Pandemic, and the impact of actions taken by governmental and health organizations to contain the COVID-19 Pandemic or mitigate its impact, and the direct and indirect economic effects of the COVID-19 Pandemic and containment measures, among others. Additional closures by our tenants of their businesses and early terminations by our tenants of their leases could reduce our cash flows, which could impact our ability to continue paying dividends to our stockholders at expected levels or at all. The rapid onset of the COVID-19 Pandemic and the continued uncertainty of its duration and long-term impact precludes any prediction of the magnitude of the adverse impact on the U.S. economy, our tenant’s businesses and ours. Consequently, the COVID-19 Pandemic presents material uncertainty and risk with respect to our business operations, and therefore our financial condition, results of operations, and cash flows. Further, many risk factors disclosed in this Annual Report on Form 10-K for the year ended December 31, 2021, should be interpreted as heightened risks as a result of the impact of the COVID-19 Pandemic.

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

●	acts of God, including natural disasters and global pandemics, such as the COVID-19 Pandemic and its variants, which impact the United States, which may result in uninsured losses;
●	acts of war or terrorism, including consequences of terrorist attacks;
●	changes in tenant preferences that reduce the attractiveness and marketability of our properties to tenants or cause decreases in market rental rates;

●	costs associated with the need to periodically repair, renovate or re-lease our properties;
●	increases in the cost of our operations, particularly maintenance, insurance or real estate taxes which may occur even when circumstances such as market factors and competition cause a reduction in our revenues;

●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related

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

We are subject to risks that affect the general retail environment in the United States, such as weakness in the economy, the level of consumer spending, the adverse financial condition of large consumer retail companies and competition from discount and internet retailers, any of which could adversely affect market rents for retail space and the willingness or ability of retail tenants to lease space in our multi-tenant properties.

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

We hold a significant equity interest in PINE as of December 31, 2021, including the OP Units we hold in the PINE Operating Partnership as further described in Note 1, “Organization” in the notes to the consolidated financial statements in Item 8. PINE is publicly traded and as such their common stock is subject to the risks associated with public equities, include, but are not limited to market risk broadly, risks associated with the REIT industry, and risks associated with the real estate industry more specifically. The public equity markets can be volatile, and the value of PINE’s share  may fluctuate significantly over short periods of time. A significant decrease in the trading price of PINE’s shares  could result in losses that have a material adverse effect on the value of our investment in PINE  which could adversely impact our financial condition.

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

Factors beyond our control can affect the performance and value of our real estate assets including our income properties, investments in commercial loans or similar financings secured by real estate or other investments, and our Subsurface Interests. Real estate assets are subject to various risks, including but not limited to the following:

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

Real estate investments, including investments in income properties, joint ventures and subsurface interests, are relatively illiquid; therefore, it may be difficult for us to sell such assets if the need or desire arises, and otherwise the Company’s ability to make rapid adjustments in the size and content of our income property portfolio or other real estate assets in response to economic or other conditions is limited. Illiquid assets typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. In addition, validating third party pricing for illiquid assets may be more subjective than more liquid assets. As a result, if we are required to quickly liquidate all or a portion of certain of our real estate assets or income-producing assets, we may realize significantly less than the value at which we have previously recorded our assets. Further, certain expenditures necessary to operate our income property operations generally do not decrease and may in fact increase in response to weakening economic conditions or other market disruptions, which expenditures may include maintenance costs, insurance costs and, in some instances, interest expense. This relationship of revenue and expenditures may result, under certain market conditions, in declining operating results and reduced cash flows and thereby could have an adverse effect on the Company’s financial condition.

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

Our strategy of investing in income-producing properties includes the utilization, when possible, of proceeds obtained from the disposition of income properties or from prior land transactions which qualify for deferral of the applicable income tax through the like-kind exchange provisions of the Code (“Section 1031”). Land sales transactions that we completed in which we applied the provisions of Section 1031 may be disqualified for such treatment if we are deemed to have conducted activities on the land or in connection with the transaction that are inconsistent with the activities of a long-term investor such as the activities of a developer or a dealer. In addition, if we fail to complete a qualifying acquisition utilizing the aforementioned proceeds or complete the intended qualifying acquisition outside the specified period of time allowed for completing such transaction the application of the Section 1031 provisions would be disqualified.  If a transaction we deemed qualifying for like-kind exchange treatment is subsequently disqualified by the IRS, we may be subject to increased income taxes and penalties, which would adversely impact our results of operations and our cash flows.

If the provisions of Section 1031 of the Code regarding the like-kind exchange structure were altered substantially or eliminated, our financial position, results of operations and cash flows could be adversely impacted.

A fundamental element of our strategy is investing in income-producing properties, in some instances utilizing, the proceeds obtained from the disposition of our income properties and previously in our land holdings, which qualify for deferral of the applicable income tax through the Section 1031 like-kind exchange provisions of the Code. If the provisions of Section 1031 of the Code, including the deferral of taxes on gains related to the sale of real property such as our income properties, were to be altered substantially or eliminated, or one of our Section 1031 like-kind exchanges was successfully challenged by the IRS and determined to be currently taxable, our taxable income and earnings and profits would increase, which could increase the ordinary dividend income to our stockholders. In some circumstances, we could be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties.

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

Our ability to make scheduled payments of the principal of, to pay interest on, to pay any cash due upon conversion of, or to refinance our indebtedness, including the Company’s $51.0 million aggregate principal amount of 3.875% Convertible Senior Notes due 2025 (the “2025 Notes”), depends on our future operating and financial performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Our level of indebtedness could have significant adverse consequences and our cash flow may be insufficient to meet our debt service obligations.

Our level of indebtedness, as further described in Note 17 “Long-Term Debt” in the notes to the consolidated financial statements in Item 8, could have significant adverse consequences on our business and operations, including the following:

●	it may increase our vulnerability to changes in economic conditions (including increases in interest rates) and limit our flexibility in planning for, or reacting to, changes in our business and/or industry;
●	we may be at a disadvantage compared to our competitors with comparatively less indebtedness;
●	we may be unable to hedge our debt, or such hedges may fail or expire, leaving us exposed to potentially volatile interest or currency exchange rates; and
●	we may be unable to refinance our indebtedness or obtain additional financing as needed or on favorable terms.

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

Despite our current consolidated debt levels, we and our subsidiaries may incur substantial additional debt in the future (subject to the restrictions contained in our debt instruments), some of which may be secured debt. The indenture governing our 2025 Notes does not restrict our ability to incur additional indebtedness, whether secured or unsecured, or require us to maintain financial ratios or specified levels of net worth or liquidity. If we incur substantial additional indebtedness in the future, these higher levels of indebtedness may affect our ability to pay the principal of, and interest on, our outstanding debt and our creditworthiness generally.

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

Changes in the method pursuant to which LIBOR is determined and planned discontinuation of LIBOR may affect our financial results.

In July 2017, the chief executive of the United Kingdom Financial Conduct Authority, or the FCA, which regulates LIBOR, announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom or elsewhere. On March 5, 2021, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, announced plans to cease publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. If that were to occur, the level of interest payments we incur may change. In addition, although certain of our LIBOR based obligations provide for alternative methods of calculating the interest rate payable on certain of our obligations if LIBOR is not reported, which include requesting certain rates from major reference banks in London or New York, or alternatively using LIBOR for the immediately preceding interest period or using the initial interest rate, as applicable, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR rate was available in its current form. Although regulators and IBA have made clear that the recent announcements should not be read to say that LIBOR has ceased or will cease, we cannot make assurances that LIBOR will survive in its current form, or at all.

In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board (the “ARRC”) and the Federal Reserve Bank of New York. On July 29, 2021, the ARRC formally recommended the Secured Overnight Financing Rate, or SOFR, as its preferred alternative replacement rate for LIBOR, and on December 3, 2021, the ARRC announced statutory fallback recommendations for one week and two month USD LIBOR tenors. The Federal Reserve Bank of New York began publishing SOFR rates in 2018. The market transition away from LIBOR and towards SOFR is expected to be gradual and complicated. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate versus SOFR which is a secured lending rate, and SOFR being an overnight rate versus LIBOR which reflects term rates at different maturities. These and other differences create the potential for basis risk between the two rates. The impact of any basis risk between LIBOR and SOFR may negatively affect our operating results. Any of these alternative methods could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. Although SOFR is the ARRC’s recommended replacement rate, whether or not SOFR attains market traction as a LIBOR replacement tool remains in question.

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

Investors in, and potential purchasers of, the 2025 Notes may employ, or seek to employ, a convertible arbitrage strategy with respect to the 2025 Notes. Investors that employ a convertible arbitrage strategy with respect to our convertible debt instruments typically implement that strategy by selling short the common stock underlying the 2025 Notes and dynamically adjusting their short position while they hold the 2025 Notes. Investors may also implement this strategy by entering into swaps on our common stock in lieu of or in addition to short selling our common stock. These strategies, particularly the effect short sales or equity swaps with respect to our common stock, could increase the volatility of our stock price or otherwise adversely affect the trading price of our common stock.

We may not have the liquidity or ability to raise the funds necessary to settle conversions of the 2025 Notes or purchase the 2025 Notes as required upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon a purchase or conversion of the 2025 Notes.

Following certain potential events qualifying as a fundamental change under the indenture governing the 2025 Notes, including a change in control, holders of 2025 Notes will have the right to require us to purchase their 2025 Notes for cash. A fundamental change may also constitute an event of default or a prepayment event under, and result in the acceleration of the maturity of, our then-existing indebtedness. In addition, upon conversion of the 2025 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2025 Notes being converted. There is no assurance that we will have sufficient financial resources, or will be able to arrange financing, to pay the fundamental change purchase price or make cash payments upon conversion. In addition, restrictions in our then existing credit facilities or other indebtedness, if any, may not allow us to purchase the 2025 Notes upon a fundamental change or make cash payments upon conversion. Our failure to purchase the 2025 Notes upon a fundamental change or make cash payments upon conversion thereof when required would result in an event of default with respect to the 2025 Notes which could, in turn, constitute a default under the terms of our other indebtedness, if any. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the 2025 Notes or make cash payments upon conversions thereof.

To the extent we issue shares of our common stock to satisfy all or a portion of the settlement of our 2025 Notes, conversions of the 2025 Notes will dilute the ownership interest of our existing stockholders, including holders who had previously converted their 2025 Notes into common stock.

To the extent we issue shares of our common stock to satisfy all or a portion of our conversion obligation pursuant to the 2025 Notes, the conversion of some or all of the 2025 Notes into common stock will dilute the ownership interests of our existing stockholders. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2025 Notes may encourage short selling by market participants because the conversion of the 2025 Notes could depress the price of our common stock.

The fundamental change purchase feature of our 2025 Notes may delay or prevent an otherwise beneficial attempt to take over our company.

The terms of the 2025 Notes require us to offer to purchase the 2025 Notes for cash in the event of a fundamental change, as defined in the indenture agreement of the 2025 Notes. A non-stock takeover of the Company may trigger the requirement that we purchase the 2025 Notes. This feature may have the effect of delaying or preventing a takeover of the Company that would otherwise be beneficial to investors.

The accounting method for our 2025 Notes, which may be settled in cash, may have a material effect on our reported financial results.

Under Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2025 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2025 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the 2025 Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented because of the amortization of the discounted carrying value of the 2025 Notes to their face amount over the term of the 2025 Notes. We will report lower net income (or greater net loss) in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount  and the instrument’s coupon interest, which could adversely affect our reported or future financial results, and/or the market price of our common stock.

The Company’s 2025 Notes were accounted for utilizing the treasury stock method as of and for the year ended December 31, 2021. During the periods presented, the Company overcame the presumption of share settlement and, therefore, there was no dilutive impact. In accordance with Accounting Standards Update (“ASU”) 2020-06 and concurrent to adoption on January 1, 2022, the Company will be required to account for its convertible instruments utilizing the if-converted method, at which time, the Company’s diluted EPS calculation will include the dilutive impact of the 2025 Notes, irrespective of intended cash settlement. The implementation of such guidance may adversely affect our diluted earnings per share.

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

Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods, droughts, fires and other environmental conditions can damage properties we own. Additionally, we own properties located near the coastline and the value of our properties will potentially be subject to the risks associated with long-term effects of climate change. A significant number of our properties are located in major urban areas which, in recent years, have been high risk geographical areas for terrorism and threats of terrorism. Certain forms of terrorism including, but not limited to, nuclear, biological and chemical terrorism, political risks, environmental hazards and/or Acts of God may be deemed to fall completely outside the general coverage limits of our insurance policies or may be uninsurable or cost prohibitive to justify insuring against. Furthermore, if the U.S. Terrorism Risk Insurance Program Reauthorization Act is repealed or not extended or renewed upon its expiration, the cost for terrorism insurance coverage may increase and/or the terms, conditions, exclusions, retentions, limits and sub-limits of such insurance may be materially amended, and may effectively decrease the scope and availability of such insurance to the point where it is effectively unavailable. Future weather conditions, man-made or natural disasters, effects of climate change or acts of terrorism could adversely impact the demand for, and value of, our assets and could also directly impact the value of our assets through damage, destruction or loss, and could thereafter materially impact the availability or cost of insurance to protect against these events. Although we believe our owned real estate and the properties collateralizing our loan assets are adequately covered by insurance, we cannot predict at this time if we or our borrowers will be able to obtain appropriate coverage at a reasonable cost in the future, or if we will be able to continue to pass along all of the costs of insurance to our tenants. Any weather conditions, man-made or natural disasters, terrorist attack or effect of climate change, whether or not insured, could have a material adverse effect on our financial performance, liquidity and the market price of our common or preferred stock. In addition, there is a risk that one or more of our property insurers may not be able to fulfill their obligations with respect to claims payments due to a deterioration in its financial condition.

The Company’s operations and financial condition may be adversely affected by climate change, including possible changes in weather patterns, weather-related events, government policy, laws, regulations, and economic conditions.

In recent years, the assessment of the potential impact of climate change has begun to impact the activities of government authorities, the pattern of consumer behavior, and other areas that impact the business environment in the United States including, but not limited to, energy-efficiency measures, water use measures, and land-use practices. The promulgation of policies, laws or regulations relating to climate change by governmental authorities in the U.S. and the markets in which the Company owns real estate may require the Company to invest additional capital in our income properties. In addition, the impact of climate change on businesses to whom the Company seeks to lease its income properties is not reasonably determinable at this time. While not generally known at this time, climate change may impact weather patterns or the occurrence of significant weather events which could impact economic activity or the value of real estate in specific markets in which the Company owns its assets. The occurrence of any of these events or conditions may adversely impact the Company’s ability to lease its income properties, which would adversely impact the Company’s financial condition, results of operations, and cash flows.

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

In order to maintain our qualification as a REIT, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own our stock during at least 335 days for each taxable year other than our initial REIT taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts and some charitable trusts. To assist us in complying with these limitations, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. These ownership limitations could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

Our charter’s constructive ownership rules are complex and may cause the outstanding shares owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than these percentages of the outstanding shares by an individual or entity could cause that individual or entity to own constructively in excess of these percentages of the outstanding shares and thus violate the share ownership limits. Our charter also provides that any attempt to own or transfer shares of our common stock or preferred stock in excess of the stock ownership limits without the consent of the Board or in a manner that would cause us to be “closely held” under Section 856(h) of the Code (without regard to whether the shares are held during the last half of a taxable year) will result in the shares being automatically transferred to a trustee for a charitable trust or, if the transfer to the charitable trust is not automatically effective to prevent a violation of the share ownership limits or the restrictions on ownership and transfer of our shares, any such transfer of our shares will be null and void.

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

We believe that our organization and method of operation has enabled us to meet the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2020, and we intend to continue to be organized and operate in such a manner. However, we cannot assure you that we will remain qualified as a REIT. Accordingly, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements.

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

●	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;
●	we could be subject to increased state and local taxes; and
●	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

In addition, if we fail to remain qualified as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to remain qualified as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect our business, financial condition, results of operations or ability to make distributions to our stockholders and the trading price of our common stock.

Even if we remain qualified as a REIT, we may face other tax liabilities that could reduce our cash flows and negatively impact our results of operations and financial condition.

Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure and state or local income, property and transfer taxes. In addition, any partnership in which we have an interest may be liable at the entity level for tax imposed under those procedures. Further, our TRSs will be subject to regular corporate U.S. federal, state and local taxes. The TRS rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Any of these taxes would decrease cash available for distributions to stockholders, which, in turn, could materially adversely affect our business, financial condition, results of operations or ability to make distributions to our stockholders and the trading price of our common stock.

If we failed to distribute our Pre-REIT Conversion Earnings and Profits, we could fail to qualify as a REIT.

To qualify as a REIT, we must not have any non-REIT accumulated earnings and profits, as measured for U.S. federal income tax purposes, at the end of any REIT taxable year. We were treated as a C corporation prior to our first REIT year, which was our taxable year ended December 31, 2020. Thus, we were required to distribute our Pre-REIT Conversion Earnings and Profits by the end of the 2020 taxable year. While we believe that the Special Distribution satisfied the requirements relating to the distribution of our Pre-REIT Conversion Earnings and Profits, the determination of the amount of accumulated earnings and profits attributable to non-REIT years is a complex factual and legal determination. There are substantial uncertainties relating to the computation of our Pre-REIT Earnings and Profits. Information used at the time we completed our analysis may have been less than complete or we may have interpreted the applicable law differently from the IRS. In addition, the IRS could, in auditing tax years through 2019, successfully assert that our taxable income should be increased, which could increase our Pre-REIT Conversion Earnings and Profits. Thus, we could have failed to satisfy the requirement that we distribute all of our Pre-REIT Conversion Earnings and Profits by the close of our first taxable year as a REIT. Although there are procedures available to cure a failure to distribute all of our Pre-REIT Conversion Earnings and Profits, we cannot now determine whether we will be able to take advantage of them or the economic impact to us of doing so. If it is determined that we had undistributed Pre-REIT Conversion Earnings and Profits as of the end of any taxable year in which we elect to qualify as a REIT, and we are unable to cure the failure to distribute such earnings and profits, then we would fail to qualify as a REIT under the Code.

Failure to make required distributions would subject us to U.S. federal corporate income tax.

We intend to continue to operate in a manner so as to maintain our qualification as a REIT for U.S. federal income tax purposes. In order to maintain our qualification as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Code.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

To maintain our qualification as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.

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

The Code imposes numerous constraints on the operations of REITs that do not apply to other investment vehicles. Our qualification as a REIT depends upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. Any failure to comply could cause us to fail to satisfy the requirements associated with maintaining our REIT status. We have relatively limited experience operating under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objectives. As a result, we cannot assure you that we will be able to operate our business under these constraints. If we fail to qualify as a REIT for any taxable year, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

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

As a REIT, we generally cannot provide services to our tenants other than those that are customarily provided by landlords, nor can we derive income from a third party that provides such services. If we forego providing such services to our tenants, we may be at a disadvantage to competitors that are not subject to the same restrictions. However, we can provide such non-customary services to tenants or share in the revenue from such services if we do so through a TRS, though income earned by such TRS will be subject to U.S. federal corporate income tax.

The prohibited transactions tax may limit our ability to dispose of our properties.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transaction tax equal to 100% of net gain upon a disposition of real property. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our properties, may structure dispositions as Section 1031 like-kind exchanges, or may conduct such sales through a TRS, which would be subject to U.S. federal corporate income tax.

We may pay taxable dividends in our stock and cash, in which case stockholders may sell shares of our stock to pay tax on such dividends, placing downward pressure on the market price of our stock.

We may satisfy the 90% distribution test with taxable distributions of our stock. The IRS has issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by “publicly offered REITs.” Pursuant to Revenue Procedure 2017-45, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Code (i.e., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied. On November 30, 2021, the IRS issued Revenue Procedure 2021-53, which temporarily reduced (through June 30, 2022) the minimum amount of the distribution that must be available in cash to 10%.

With respect to any taxable dividend payable in cash and stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. If we make a taxable dividend payable in cash and our stock and a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

Although, as a REIT, we generally will not be subject to U.S. federal income tax on the taxable income that we distribute to our stockholders, we will nevertheless pay tax at the highest applicable regular U.S. federal corporate income tax rate (currently 21%) if we recognize built-in gain on the sale or disposition of any asset we held on January 1, 2020 (the first day of our first REIT year), during the five-year period after such date (the “Built-in Gains Tax”). Our strategy of investing in income-producing properties includes the utilization, when possible, of proceeds obtained from the disposition of income properties or from prior land transactions which qualify for deferral of the applicable income tax through the Section 1031 like-kind exchange provisions. Conducting Section 1031 exchanges generally will not trigger the Built-in Gains Tax. However, sales transactions that we completed in which we applied the provisions of Section 1031 may be disqualified for such treatment if we are deemed to have conducted activities on the land or in connection with the transaction that are inconsistent with the activities of a long-term investor such as the activities of a developer or a dealer. In addition, if we fail to complete a qualifying acquisition utilizing the aforementioned proceeds or complete the intended qualifying acquisition outside the specified period of time allowed for completing such transaction the application of the Section 1031 provisions would be disqualified. If a transaction we deemed qualifying for like-kind exchange treatment is subsequently disqualified by the IRS, we may be subject to increased income taxes, including the Built-in Gains Tax, which would adversely impact our results of operations and our cash flows.

If the provisions of Section 1031 of the Code regarding the like-kind exchange structure were altered substantially or eliminated, our financial position, results of operations and cash flows could be adversely impacted.

A fundamental element of our strategy is investing in income-producing properties, in some instances utilizing the proceeds obtained from the disposition of our income properties in tax deferred Section 1031 like-kind exchanges. As noted above, the use of Section 1031 like-kind exchanges will generally allow us to avoid the Built-in Gains Tax that may apply during the five-year period following our REIT conversion. If the provisions of Section 1031 of the Code, including the deferral of taxes on gains related to the sale of real property such as our income properties, were to be altered substantially or eliminated, we may be subject to increased income taxes, including the Built-in Gains Tax, which may have a material adverse effect on our results of operations and our cash flows.

You may be restricted from acquiring or transferring certain amounts of our common stock.

The stock ownership restrictions of the Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our capital stock and restrict our business combination opportunities.

In order to maintain our qualification as a REIT, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding capital stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our shares of capital stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of capital stock during at least 335 days of each taxable year other than our initial REIT taxable year. To help insure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock.

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

We are highly dependent on information systems and certain third-party technology service providers, and systems failures not related to cyber-attacks or similar external attacks could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and preferred stock and adversely impact our results of operations and cash flows.

Our business is highly dependent on communications and information systems. Any failure or interruption of our systems or our networks could cause delays or other problems in our operations and communications. We rely heavily on our financial, accounting and other data processing systems. In addition, much of our information technology infrastructure is or may be managed by third parties and as such we also face the risk of operational failure, termination, or capacity constraints by any of these third parties with which we do business or that facilitate our business activities. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or disruption of our networks or systems or any failure to maintain performance, reliability and security of our technological infrastructure, but significant events impacting our systems or networks could have a material adverse effect on our operating results and cash flows and negatively affect the market price of our common stock and preferred stock.

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

In January 2021, the FASB issued ASU 2021-01 which is in response to concerns about structural risks of interbank offered rates (“IBORs”), and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in numerous jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The amendments in ASU 2021-01 are effective immediately and clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The Company believes it’s interest rate swaps, hereinafter described in Note 18, “Interest Rate Swaps” in the notes to the consolidated financial statements in Item 8, meet the scope of Topic 848-10-15-3A and therefore, Company will be able to continue to apply a perfectly effective assessment method for each interest rate swap by electing the corresponding optional expedient for subsequent assessments.

In August 2020, the FASB issued ASU 2020-06 related to simplifying the accounting for convertible instruments by removing certain separation models for convertible instruments. Among other things, the amendments in the update also provide for improvements in the consistency in earnings per share (“EPS”) calculations by amending the guidance by requiring that an entity use the if-converted method for convertible instruments. The amendments in ASU 2020-06 are effective for reporting periods beginning after December 15, 2021. The Company adopted ASU 2020-06 as of January 1, 2022, at which time, the Company’s diluted EPS calculation will include the dilutive impact of the 2025 Notes (hereinafter defined), irrespective of intended cash settlement. Further, the Company elected, upon adoption, to utilize the modified retrospective approach, negating the required restatement of EPS for periods prior to adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") which was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments held by a reporting entity. This amendment replaces the incurred loss impairment methodology in current accounting principles generally accepted in the United States of America (“U.S. GAAP”) with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. The Company adopted the changes to ASC 326, Financial Instruments-Credit Losses on January 1, 2020 and there was no material impact on the consolidated financial statements.

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

For additional information regarding new accounting standards, refer to Note 2, “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements in Item 8. under the heading "Recently Issued Accounting Standards.”

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, instituted a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Many of these regulations have yet to be promulgated or are only recently promulgated In 2018, several changes were made to the Dodd-Frank Act, including the repeal of certain provisions that eased restrictions on small and medium-sized banks of the Dodd-Frank Act. It is possible that the Biden administration will reverse a number of U.S. President Trump’s policies, including those that relate to deregulation, and will increase the number of financial regulators as current vacancies in the bureaucracy are prioritized and filled under the Biden administration. Given the uncertainty associated with the Dodd-Frank Act itself and the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to us and our stockholders.

The Company’s failure to maintain effective internal control over financial reporting could have a material adverse effect on its business, operating results, and price of our common stock and preferred stock.

Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) as amended or modified from time to time, requires annual management assessments of the effectiveness of the Company’s internal control over financial reporting. If the Company fails to maintain the adequacy of its internal control over financial reporting, the Company may not be able to ensure that it can conclude on an ongoing basis that it has effective internal control over financial reporting and therefore would likely not be in compliance with SOX. An effective system of internal controls over financial reporting, particularly those related to revenue recognition, are necessary for the Company to prepare and produce reliable financial reports and to maintain its qualification as a public company and are important in reducing the risk of financial fraud. If the Company cannot provide reliable financial reports or prevent fraud, its business and operating results could be harmed, qualification as a public company listed on NYSE could be jeopardized, investors could lose confidence in the Company’s reported financial information, and the market price of the Company’s common stock and preferred stock could drop significantly.

If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned, and the market price of our common stock and preferred stock may suffer.

Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our auditors identify material weaknesses in our internal controls, investors may lose confidence in our reported financial results and the market price of our common stock and preferred stock may decline.

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

The market value of the Company’s common stock and preferred stock is subject to various factors that may cause significant fluctuations or volatility.

As with other publicly-traded securities, the market price of the Company’s common stock, preferred stock and convertible notes depends on various factors, which may change from time to time and/or may be unrelated to the Company’s financial condition, results of operations, or cash flows and such factors may cause significant fluctuations or volatility in the market price of the Company’s common stock and preferred stock. These factors include, but are likely not limited to, the following:

●	General economic and financial market conditions including a weak economic environment;
●	Level and trend of interest rates;
●	The Company’s ability to access the capital markets to raise additional debt or equity capital;
●	Changes in the Company’s cash flows or results of operations;
●	The Company’s financial condition and performance;
●	Market perception of the Company compared to other real estate companies;
●	Market perception of the real estate sector compared to other investment sectors; and
●	Volume of average daily trading and the amount of the Company’s common stock and preferred stock available to be traded.

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

We are subject to risks related to corporate social responsibility.

Our business faces public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new legislative or regulatory initiatives related to ESG could adversely affect our business.

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.              PROPERTIES

Our principal offices are located at 1140 N. Williamson Blvd., Suite 140, Daytona Beach, Florida 32114.

As of December 31, 2021, the Company owns the following properties: (i) 9 properties occupied by single-tenants located in Florida, New Mexico, New York, Texas, and Virginia; (ii) 13 multi-tenant properties located in Arizona, Florida, Georgia, Nevada, New Mexico, North Carolina, Texas, and Utah; (iii) full or fractional subsurface oil, gas, and mineral interests underlying 370,000 “surface acres” in 19 counties in Florida; and (iv) a 2,500 acre parcel of land in the western part of Daytona Beach, Florida owned indirectly through the Company's 100% interest in the Mitigation Bank. Please refer to Item 1. “Business” for a more detailed discussion of our properties.

ITEM 3.              LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations. See Note 23, “Commitments and Contingencies” in the notes to the consolidated financial statements in Item 8 for additional disclosure related to the Company’s legal proceedings.

ITEM 4.              MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES

COMMON STOCK PRICES AND DIVIDENDS

The Company’s common stock trades on the NYSE under the symbol “CTO”. The Company has paid dividends on a continuous basis since 1976, the year in which its initial dividends were paid. Aggregate annual dividends per common share, which were paid quarterly and exclude the Special Distribution (hereinafter defined) totaled $4.00 and $1.90 during the years ended December 31, 2021 and 2020, respectively.

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

The number of stockholders of record as of February 17, 2022 (without regard to shares held in nominee or street name) was 407. Many of the Company’s shares of common stock are held by brokers and institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2021 which were not previously reported.

Issuer Purchases of Equity Securities

The following repurchases of shares of the Company’s common stock were made during the three months ended December 31, 2021:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May yet be Purchased Under the Plans or Programs ($000's) (1)
10/01/2021 - 10/31/2021	—	$—	—	$5,908
11/01/2021 - 11/30/2021	17,779	$54.27	17,779	$4,943
12/01/2021 - 12/31/2021	22,774	$54.65	22,774	$3,698
Total	40,553	$54.48	40,553
(1)	In February 2020, the Board approved a $10.0 million common stock repurchase program, which was announced on February 12, 2020. The repurchase program does not have an expiration date.

STOCK PERFORMANCE GRAPH

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

Among CTO Realty Growth, Inc., the Russell 2000 Index,

the FTSE Nareit Equity REITs Index, the NYSE Composite Index, the 2020 Peer Group and the 2021 Peer Group

The following performance graph shows a comparison of cumulative total stockholder return from a $100 investment in stock of the Company over the five-year period ending December 31, 2021, with the cumulative stockholder return of the following: (i) the Russell 2000 Index; (ii) the FTSE Nareit Equity REITs Index; (iii) the NYSE Composite Index, a real estate industry index provided by Research Data Group; (iv) an index of selected issuers in our old Peer Group (composed of Agree Realty Corp., Cedar Realty Trust, Inc., Five Point Holdings, LLC, Four Corners Property Trust, Inc., Getty Realty Corp., Lexington Realty Trust, One Liberty Properties, Inc., Rexford Industrial Realty, Inc., St. Joe Company, Stratus Properties, Inc., Tejon Ranch Company, Trinity Place Holdings, Inc., Urstadt Biddle Properties, Inc., and Whitestone REIT (the “2020 Peer Group”)); and (v) an index of selected issuers in our new Peer Group (composed of Armada Hoffler Properties, Inc., Acadia Realty Trust, Agree Realty Corporation, Chatham Lodging Trust, Clipper Realty Inc., Four Corners Property Trust, Inc., Getty Realty Corp., Monmouth Real Estate Investment Corp., NetSTREIT Corp., One Liberty Properties Inc., Plymouth Industrial REIT Inc., RPT Realty, Seritage Growth Properties, and Whitestone REIT (the “2021 Peer Group”)). The Company has modified the 2020 Peer Group to (i) add Armada Hoffler Properties, Inc., Acadia Realty Trust, Chatham Lodging Trust, Clipper Realty Inc., Monmouth Real Estate Investment Corp., NetSTREIT Corp., Plymouth Industrial REIT Inc., RPT Realty and Seritage Growth Properties and (ii) remove Cedar Realty Trust, Inc., Five Point Holdings, LLC, Lexington Realty Trust, Rexford Industrial Realty, Inc., St. Joe Company, Stratus Properties, Inc., Tejon Ranch Company, Trinity Place Holdings, Inc. and Urstadt Biddle Properties, Inc.

The Company believes that the 2021 Peer Group more accurately and appropriately reflects its peers.

	12/16	12/17	12/18	12/19	12/20	12/21
CTO Realty Growth, Inc.	100.00	119.26	99.03	114.58	105.08	164.85
Russell 2000	100.00	114.65	102.02	128.06	153.62	176.39
NYSE Composite	100.00	118.73	108.10	135.68	145.16	175.18
FTSE Nareit Equity REITs	100.00	105.23	100.36	126.45	116.34	166.64
2020 Peer Group	100.00	106.53	99.62	128.97	135.31	189.40
2021 Peer Group	100.00	106.33	101.75	121.36	97.34	123.56

ITEM 6.              [Reserved]

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

Our Business

We are a publicly traded, primarily retail-oriented, REIT that was founded in 1910. We own and manage, sometimes utilizing third-party property management companies, 22 commercial real estate properties in 10 states in the United States. As of December 31, 2021, we owned 9 single-tenant and 13 multi-tenant income-producing properties comprising 2.7 million square feet of gross leasable space.

In addition to our income property portfolio, as of December 31, 2021, our business included the following:

Management Services:

●	A fee-based management business that is engaged in managing PINE, see Note 6, “Related Party Management Services Business” in the notes to the consolidated financial statements in Item 8.

Commercial Loan and Master Lease Investments:

●	A portfolio of two commercial loan investments and two commercial properties, which are included in the 22 commercial real estate properties above, whose leases are classified as commercial loan and master lease investments.

Real Estate Operations:

●	A portfolio of subsurface mineral interests associated with approximately 370,000 surface acres in 19 counties in the State of Florida (“Subsurface Interests”); and

●	An inventory of historically owned mitigation credits as well as mitigation credits produced by the Company’s mitigation bank. The mitigation bank owns a 2,500 acre parcel of land in the western part of Daytona Beach, Florida and, pursuant to a mitigation plan approved by the applicable state and federal authorities, produces mitigation credits that are sold to developers of land in the Daytona Beach area for the purpose of enabling the developers to obtain certain regulatory permits for property development (the “Mitigation Bank”). Prior to the Interest Purchase (hereinafter defined in Note 8, “Investments in Joint Ventures”) completed on September 30, 2021, the Company held a 30% retained interest in the entity that owns the Mitigation Bank.

On December 10, 2021, the Land JV, of which the Company previously held a 33.5% retained interest, completed the Land JV Sale. Proceeds to the Company after distributions to the other member of the Land JV, and before taxes, were $24.5 million. Prior to the completion of the Land JV Sale, the Company was engaged in managing the Land JV, as further described in Note 6, “Related Party Management Services Business” in the notes to the consolidated financial statements in Item 8. As a result of the Land JV Sale and corresponding dissolution of the Land JV, the Company no longer holds a retained interest in the Land JV as of December 31, 2021.

Our business also includes our investment in PINE. As of December 31, 2021, the fair value of our investment totaled $41.0 million, or 15.6% of PINE’s outstanding equity, including the OP Units we hold in the PINE Operating Partnership, which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

Discontinued Operations. The Company reports the historical financial position and results of operations of disposed businesses as discontinued operations when it has no continuing interest in the business. On October 16, 2019, the Company sold a controlling interest in its wholly owned subsidiary that held 5,300 acres of undeveloped land in Daytona Beach, Florida. On October 17, 2019, the Company sold its interest in the golf operations. For the year ended December 31, 2019, the Company has reported the historical financial position and the results of operations related to the Land JV and the golf operations as discontinued operations (see Note 25, “Assets and Liabilities Held for Sale and Discontinued Operations” in the notes to the consolidated financial statements in Item 8). The cash flows related to discontinued operations have been disclosed. There were no discontinued operations during the years ended December 31, 2021 or 2020.

REIT Conversion

As of December 31, 2020, the Company had completed certain internal reorganization transactions necessary to begin operating in compliance with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes under the Code, commencing with the taxable year ended December 31, 2020. See Item 1, “Business” for information related to the Company’s REIT conversion and related transactions. On January 29, 2021, in connection with the REIT conversion, the Company completed the Merger in order to reincorporate in Maryland and facilitate its ongoing compliance with the REIT requirements.

Selected Historical Financial Information

The following table summarizes our selected historical financial information for each of the last five fiscal years (in thousands except per share amounts). The selected financial information has been derived from our audited consolidated financial statements. Additional data for fiscal years 2021, 2020, and 2019 is included elsewhere in this report.

	Fiscal Years Ended
	2021	2020	2019	2018	2017
Total Revenues	$70,272	$56,381	$44,941	$43,658	$38,651

Operating Income	$23,345	$12,280	$34,199	$31,385	$7,745

Net Income Attributable to the Company	$29,940	$78,509	$114,973	$37,168	$41,719
Distributions to Preferred Stockholders	(2,325)	—	—	—	—
Net Income Attributable to Common Stockholders	$27,615	$78,509	$114,973	$37,168	$41,719

Per Share Information:
Basic:
Income From Continuing Operations Attributable to Common Stockholders	$4.69	$16.69	$3.32	$2.72	$3.92
Income From Discontinued Operations (Net of Income Tax) Attributable to Common Stockholders	—	—	19.71	4.04	3.61
Basic Net Income per Share Attributable to Common Stockholders	$4.69	$16.69	$23.03	$6.76	$7.53

Diluted:
Income From Continuing Operations Attributable to Common Stockholders	$4.69	$16.69	$3.32	$2.71	$3.90
Income From Discontinued Operations (Net of Income Tax) Attributable to Common Stockholders	—	—	19.68	4.01	3.58
Diluted Net Income per Share Attributable to Common Stockholders	$4.69	$16.69	$23.00	$6.72	$7.48

Dividends Declared and Paid - Preferred Stock	$0.77	$—	$—	$—	$—
Dividends Declared and Paid - Common Stock	$4.00	$13.88	$0.44	$0.27	$0.18

Summary of Financial Position:
Real Estate—Net	$494,695	$442,384	$370,591	$368,751	$342,628
Total Assets	$733,139	$666,700	$704,194	$556,841	$466,667
Stockholders’ Equity	$430,480	$350,899	$285,413	$211,761	$184,178
Long-Term Debt	$278,273	$273,830	$286,310	$247,114	$195,279

Non-U.S. GAAP Financial Measures

Our reported results are presented in accordance with U.S. GAAP. We also disclose Funds From Operations (“FFO”), Core Funds From Operations (“Core FFO”), and Adjusted Funds From Operations (“AFFO”), each of which are non-U.S. GAAP financial measures. We believe these non-U.S. GAAP financial measures are useful to investors because they are widely accepted industry measures used by analysts and investors to compare the operating performance of REITs.

FFO, Core FFO, and AFFO do not represent cash generated from operating activities and are not necessarily indicative of cash available to fund cash requirements; accordingly, they should not be considered alternatives to net income as a performance measure or cash flows from operating activities as reported on our statement of cash flows as a liquidity measure and should be considered in addition to, and not in lieu of, U.S. GAAP financial measures.

We compute FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO as U.S. GAAP net income or loss adjusted to exclude extraordinary items (as defined by U.S. GAAP), net gain or loss from sales of depreciable real estate assets, impairment write-downs associated with depreciable real estate assets and real estate related depreciation and amortization, including the pro rata share of such adjustments of unconsolidated subsidiaries. The Company also excludes the gains or losses from sales of assets incidental to the primary business of the REIT which specifically include the sales of mitigation credits, impact fee credits, subsurface sales, and land sales. To derive Core FFO, we modify the NAREIT computation of FFO to include other adjustments to U.S. GAAP net income related to gains and losses recognized on the extinguishment of debt. To derive AFFO, we further modify the NAREIT computation of FFO and Core FFO to include other adjustments to U.S. GAAP net income related to non-cash revenues and expenses such as straight-line rental revenue, amortization of above- and below-market lease related intangibles, non-cash compensation, and other non-cash amortization. Such items may cause short-term fluctuations in net income but have no impact on operating cash flows or long-term operating performance. We use AFFO as one measure of our performance when we formulate corporate goals.

FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers primarily because it excludes the effect of real estate depreciation and amortization and net gains or losses on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. We believe that Core FFO and AFFO are additional useful supplemental measures for investors to consider because they will help them to better assess our operating performance without the distortions created by other non-cash revenues or expenses. FFO, Core FFO, and AFFO may not be comparable to similarly titled measures employed by other companies.

Reconciliation of Non-U.S. GAAP Measures (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net Income Attributable to the Company	$29,940	$78,509	$114,973
Depreciation and Amortization	20,581	19,063	15,797
Gains on Disposition of Assets	(28,316)	(9,746)	(16,507)
Losses (Gains) on the Disposition of Other Assets (Including Discontinued Operations)	(4,924)	2,480	(99,978)
Impairment Charges, Net	13,283	9,147	—
Unrealized (Gain) Loss on Investment Securities	(10,340)	8,240	(61)
Income Tax Expense (Benefit) from Non-FFO Items and De-Recognition of REIT Deferred Tax Assets and Liabilities	1,840	(80,225)	—
Funds from Operations	22,064	27,468	14,224
Distributions to Preferred Stockholders	(2,325)	—	—
Funds From Operations Attributable to Common Stockholders	19,739	27,468	14,224
Loss (Gain) on Extinguishment of Debt	3,431	(1,141)	—
Core Funds From Operations Attributable to Common Stockholders	23,170	26,327	14,224
Adjustments:
Straight-Line Rent Adjustment	(2,443)	(2,564)	(1,680)
COVID-19 Rent Repayments (Deferrals), Net	842	(1,005)	—
Amortization of Intangibles to Lease Income	(404)	(1,754)	(2,383)
Other Non-Cash Amortization	(676)	(834)	(293)
Amortization of Loan Costs and Discount on Convertible Debt	1,864	1,833	1,801
Non-Cash Compensation	3,168	2,786	2,688
Non-Recurring G&A	155	1,426	462
Adjusted Funds From Operations Attributable to Common Stockholders	$25,676	$26,215	$14,819

Weighted Average Number of Common Shares:
Basic	5,892,270	4,704,877	4,991,656
Diluted	5,892,270	4,704,877	4,998,043

Dividends Declared and Paid - Preferred Stock	$0.77	$—	$—
Dividends Declared and Paid - Common Stock	$4.00	$13.88	$0.44

Other Data (in thousands except per share data):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
FFO Attributable to Common Stockholders	$19,739	$27,468	$14,224
FFO per Common Share - Diluted	$3.35	$5.84	$2.85

Core FFO Attributable to Common Stockholders	$23,170	$26,327	$14,224
Core FFO per Common Share - Diluted	$3.93	$5.60	$2.85

AFFO Attributable to Common Stockholders	$25,676	$26,215	$14,819
AFFO per Common Share - Diluted	$4.36	$5.57	$2.97

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Revenue

Total revenue for the year ended December 31, 2021 is presented in the following summary and indicates the changes as compared to the year ended December 31, 2020 (in thousands):

	Year Ended
Operating Segment	December 31, 2021	December 31, 2020	$ Variance	% Variance
Income Properties	$50,679	$49,953	$726	1.5%
Management Services	3,305	2,744	561	20.4%
Commercial Loan and Master Lease Investments	2,861	3,034	(173)	(5.7)%
Real Estate Operations	13,427	650	12,777	1965.7%
Total Revenue	$70,272	$56,381	$13,891	24.6%

Total revenue for the year ended December 31, 2021 increased to $70.3 million, compared to $56.4 million during the year ended December 31, 2020. The increase in total revenue is primarily attributable to increased revenue from real estate operations related to the sale of the Daytona Beach Development, Subsurface Interests and mitigation credits, as further described below, in addition to increased income produced by the Company’s recent income property acquisitions versus that of properties disposed of by the Company during the comparative period. Revenues further benefited from increased management fee income from PINE. These increases were offset by a decrease in revenue generated from the Company’s portfolio of commercial loan and master lease investments.

	Year Ended
Income Property Operations Revenue (in thousands)	December 31, 2021	December 31, 2020	$ Variance	% Variance
Revenue From Recent Acquisitions	$8,846	$—	$8,846	100.0%
Revenue From Recent Dispositions	—	7,986	(7,986)	(100.0)%
Revenue From Remaining Portfolio	41,429	40,213	1,216	3.0%
Accretion of Above Market/Below Market Intangibles	404	1,754	(1,350)	(77.0)%
Total Income Property Operations Revenue	$50,679	$49,953	$726	1.5%

	Year Ended
Real Estate Operations Revenue (in thousands)	December 31, 2021	December 31, 2020	$ Variance	% Variance
Mitigation Credit Sales	$708	$6	$702	11700.0%
Subsurface Revenue	4,724	638	4,086	640.4%
Fill Dirt and Other Revenue	—	6	(6)	(100.0)%
Land Sales Revenue	7,995	—	7,995	100.0%
Total Real Estate Operations Revenue	$13,427	$650	$12,777	1965.7%

Income Properties

Revenue and operating income from our income property operations totaled $50.7 million and $36.9 million, respectively, during the year ended December 31, 2021, compared to total revenue and operating income of $50.0 million and $38.0 million, respectively, for the year ended December 31, 2020. The direct costs of revenues for our income property operations totaled $13.8 million and $12.0 million for the years ended December 31, 2021 and 2020, respectively. The increase in revenues of $0.7 million, or 1.5%, during the year ended December 31, 2021 is primarily related to the timing of acquisitions versus dispositions. The slight decrease in operating income from our income property operations reflects increased rent revenues, offset by an increase of $1.8 million in our direct costs of revenues which is also related to the timing of acquisitions versus dispositions.

Management Services

Revenue from our management services totaled $3.3 million during the year ended December 31, 2021, including $3.2 million and $0.1 million earned from PINE and the Land JV, respectively. Revenue from our management services totaled $2.7 million during the year ended December 31, 2020, including $2.5 million and $0.2 million earned from PINE and the Land JV, respectively

Commercial Loan and Master Lease Investments

Interest income from our commercial loan and master lease investments totaled $2.9 million and $3.0 million during the years ended December 31, 2021 and 2020, respectively. The decrease is due to the timing of investments and sales within the Company’s commercial loan and master lease investment portfolio, as further described below.

2021 Portfolio. As of December 31, 2021, the Company’s commercial loan and master lease investments portfolio included two commercial loan investments and two commercial properties. The timing of the investments includes (i) the origination of one commercial loan investment during the fourth quarter of 2020, (ii) the origination of one commercial loan investment during the second quarter of 2021, and (iii) the acquisition of two commercial properties during the third quarter of 2020 and 2019, individually, which are accounted for as commercial loan investments due to future repurchase rights.

2020 Portfolio. As of December 31, 2020, the Company’s commercial loan and master lease investments portfolio included one commercial loan investment and two commercial properties, of which one was originated during the third quarter of 2019, and two were originated during the third and fourth quarter of 2020. Additionally, during the three months ended June 30, 2020, the Company sold four of its commercial loan and master lease investments in an effort to strengthen the Company’s liquidity in light of the COVID-19 Pandemic.

Real Estate Operations

During the year ended December 31, 2021, operating income from real estate operations was $4.8 million on revenues totaling $13.4 million. During the year ended December 31, 2020, operating loss from real estate operations was $2.6 million on revenues totaling $0.7 million. The operating income during the year ended December 31, 2021 was primarily due to the sale of the Daytona Beach Development for $6.25 million, in addition to the sale of approximately 84,900 acres of Subsurface Interests totaling $4.6 million and six mitigation credits totaling $0.7 million, which revenues were offset by $8.5 million aggregate cost of sales, as compared to the year ended December 31, 2020 which includes an aggregate charge to cost of sales totaling $3.1 million, primarily comprised of $2.9 million attributable to 42 mitigation credits provided at no cost to buyers in addition to the Company’s purchase of two mitigation credits for $0.2 million.

General and Administrative Expenses

Total general and administrative expenses for the year ended December 31, 2021 is presented in the following summary and indicates the changes as compared to the year ended December 31, 2020 (in thousands):

	Year Ended
General and Administrative Expenses	December 31, 2021	December 31, 2020	$ Variance	% Variance
Recurring General and Administrative Expenses	$7,879	$7,355	$524	7.1%
Non-Cash Stock Compensation	3,168	2,786	382	13.7%
REIT Conversion and Other Non-Recurring Items	155	1,426	(1,271)	(89.1)%
Total General and Administrative Expenses	$11,202	$11,567	$(365)	(3.2)%

Gains (Losses) and Impairment Charges

2021 Dispositions. During the year ended December 31, 2021, the Company sold one multi-tenant income property and 14 single-tenant income properties for a total disposition volume of $162.3 million. The sale of the properties generated aggregate gains of $28.2 million.

The income properties disposed of during the year ended December 31, 2021 are described below (in thousands):

Tenant Description	Tenant Type	Date of Disposition	Sales Price	Gain on Sale
World of Beer/Fuzzy's Taco Shop, Brandon, FL	Multi-Tenant	01/20/21	$2,310	$599
Moe's Southwest Grill, Jacksonville, FL (4)	Single-Tenant	02/23/21	2,541	109
Burlington, N. Richland Hills, TX	Single-Tenant	04/23/21	11,528	62
Staples, Sarasota, FL	Single-Tenant	05/07/21	4,650	662
CMBS Portfolio (1)	Single-Tenant	06/30/21	44,500	3,899
Chick-fil-A, Chandler, AZ (4)	Single-Tenant (2)	07/14/21	2,884	1,582
JPMorgan Chase Bank, Chandler, AZ (4)	Single-Tenant (2)	07/27/21	4,710	2,738
Fogo De Chao, Jacksonville, FL (4)	Single-Tenant (3)	09/02/21	4,717	866
Wells Fargo, Raleigh, NC	Single-Tenant	09/16/21	63,000	17,480
24 Hour Fitness, Falls Church, VA	Single-Tenant	12/16/21	21,500	212
Total			$162,340	$28,209
(1)	On June 30, 2021, the Company sold the CMBS Portfolio to PINE for an aggregate purchase price of $44.5 million.
(2)	Represents a single-tenant outparcel to Crossroads Towne Center, the Company’s multi-tenant income property located in Chandler, Arizona.
(3)	Represents a single-tenant property at The Strand at St. Johns Town Center, the Company’s multi-tenant income property located in Jacksonville, Florida.
(4)	Property or outparcel represents a ground lease.

2020 Dispositions. During the year ended December 31, 2020, the Company sold 11 income properties and one vacant land parcel for a total disposition volume of $86.5 million. The sale of the properties generated aggregate gains of $8.6 million. In addition to the income property and vacant land parcel dispositions, the Company sold eight of its remaining nine billboard sites for a sales price of $1.5 million, resulting in a gain equal to the sales price.

The income properties disposed of during the year ended December 31, 2020 are described below (in thousands):

Tenant Description	Tenant Type	Date of Disposition	Sales Price	Gain (Loss) on Sale
CVS, Dallas, TX (1)	Single-Tenant	04/24/20	$15,222	$854
Wawa, Daytona Beach, FL (1)	Single-Tenant	04/29/20	6,002	1,769
JPMorgan Chase Bank, Jacksonville, FL (1)	Single-Tenant	06/18/20	6,715	959
7-Eleven, Dallas, TX	Multi-Tenant	06/26/20	2,400	(46)
Bank of America, Monterey, CA (1)	Single-Tenant	06/29/20	9,000	3,892
Wawa, Jacksonville, FL (1)	Single-Tenant	07/23/20	7,143	246
Carrabbas, Austin, TX	Single-Tenant	08/05/20	2,555	(84)
PDQ, Jacksonville, FL (1)	Single-Tenant	09/08/20	2,540	128
Macaroni Grill, Arlington, TX	Single-Tenant	10/13/20	2,500	68
Aspen Development, Aspen, CO	Single-Tenant	12/21/20	28,500	501
Outback, Austin, TX	Single-Tenant	12/23/20	3,402	222
Total			$85,979	$8,509
(1)	Property represents a ground lease.

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

Additionally, during the year ended December 31, 2020, the Company sold four of its commercial loan and master lease investments in two separate transactions generating aggregate proceeds of $20.0 million, resulting in a loss of $0.4 million during the three months ended June 30, 2020. The total loss on the loan portfolio disposition, including the impairment and CECL reserve charges in the three months ended March 31, 2020, was $2.1 million.

There were no losses on the Company’s commercial loan and master lease investments portfolio during the year ended December 31, 2021.

2025 Note Repurchases. During the year ended December 31, 2021, the Company repurchased $11.4 million aggregate principal amount of 2025 Notes at a $1.6 million premium, resulting in a loss on extinguishment of debt of $2.9 million. During the year ended December 31, 2020, the Company repurchased $12.5 million aggregate principal amount of 2025 Notes at a $2.6 million discount, resulting in a gain on extinguishment of debt of $1.1 million.

Mortgage Note Payable. In connection with the disposition of the CMBS Portfolio during the second quarter of 2021 and related assumption by the buyer of the Company’s $30.0 million fixed-rate mortgage note payable, the Company recognized a $0.5 million loss on extinguishment of debt related to the write-off of unamortized financing costs.

Impairment Charges. There were no impairment charges on the Company’s undeveloped land holdings, or its income property portfolio, during the years ended December 31, 2021 or 2020. The $17.6 million impairment charge recognized during the year ended December 31, 2021, which is comprised of a $16.5 million charge during the three months ended June 30, 2021 and a $1.1 million charge during the three months ended December 31, 2021, is related to the Company’s previously held retained interest in the Land JV. The aggregate impairment charge of $17.6 million is a result of eliminating the investment in joint ventures based on the final proceeds received through distributions of the Land JV in connection with closing the sale of substantially all of the Land JV’s remaining land with Timberline, for a final sales price of $66.3 million.

Additionally, during the year ended December 31, 2020, the Company recognized an aggregate $7.2 million impairment charge comprised of a $0.1 million impairment charge on one of the land parcels included in the Daytona Beach Development and a $ 7.1 million impairment charge on the Company’s previously held retained interest in the Land LV. The $7.1 million impairment on the Company’s previously held retained interest in the Land JV was the result of a re-forecast of the anticipated undiscounted future cash flows to be received by the Company based on the estimated timing of future land sales from the Land JV.

Depreciation and Amortization

Depreciation and amortization totaled $20.6 million and $19.1 million during the years ended December 31, 2021 and 2020, respectively. The increase of $1.5 million is primarily due to the increase in the Company’s income property portfolio.

Investment and Other Income (Loss)

During the year ended December 31, 2021, the closing stock price of PINE increased by $5.05 per share, with a closing price of $20.04 on December 31, 2021. During the year ended December 31, 2020, the closing stock price of PINE decreased by $4.04 per share, with a closing price of $14.99 on December 31, 2020. The increase (decrease) resulted in an unrealized, non-cash gain (loss) on the Company’s investment in PINE of $10.3 million and ($8.2) million which is included in investment and other income (loss) in the consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively.

The Company earned dividend income from the investment in PINE of $2.1 million and $1.7 million during the years ended December 31, 2021 and 2020, respectively.

Interest Expense

Interest expense totaled $8.9 million and $10.8 million for the years ended December 31, 2021 and 2020, respectively.  The decrease of $1.9 million resulted primarily from (i) the repurchase of $11.4 million aggregate principal amount of 2025 Notes and (ii) the disposition of the CMBS Portfolio under which the buyer assumed a $30.0 million fixed-rate mortgage note.  The assumed $30.0 million mortgage note and the 2025 Notes both had higher interest rates than the Credit Facility and term loans.

Net Income

Net income attributable to the Company totaled $29.9 million and $78.5 million during the years ended December 31, 2021 and 2020, respectively. The decrease in net income is attributable to the factors described above in addition to the $83.5 million income tax benefit recorded during the year ended December 31, 2020, primarily related to the de-recognition of the deferred tax assets and liabilities associated with the entities included in the REIT totaling $82.5 million, as a result of the Company’s REIT election.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Revenue

Total revenue for the year ended December 31, 2020 is presented in the following summary and indicates the changes as compared to the year ended December 31, 2019 (in thousands):

	Year Ended
Operating Segment	December 31, 2020	December 31, 2019	$ Variance	% Variance
Income Properties	$49,953	$41,956	$7,997	19.1%
Management Services	2,744	304	2,440	802.6%
Commercial Loan and Master Lease Investments	3,034	1,829	1,205	65.9%
Real Estate Operations	650	852	(202)	(23.7)%
Total Revenue	$56,381	$44,941	$11,440	25.5%

Total revenue for the year ended December 31, 2020 increased to $56.4 million, compared to $44.9 million during the year ended December 31, 2019. The increase in total revenue reflects the net impact of an increase in revenue from our income property operations of $8.0 million, which is the result of an increase in revenue of $23.8 million from recent acquisitions partially offset by a decrease relating to our recent dispositions of income properties, which totaled $15.4 million. Revenues further benefited from the increase of $2.4 million in connection with the management fees we earned from PINE and the Land JV in addition to $1.2 million in increased revenues generated from the commercial loan and master lease investments portfolio due to the timing of investments.

	Year Ended
Income Property Operations Revenue (in thousands)	December 31, 2020	December 31, 2019	$ Variance	% Variance
Revenue From Recent Acquisitions	$23,816	$—	$23,816	100.0%
Revenue From Recent Dispositions	—	15,373	(15,373)	(100.0)%
Revenue From Remaining Portfolio	24,383	24,200	183	0.8%
Accretion of Above Market/Below Market Intangibles	1,754	2,383	(629)	(26.4)%
Total Income Property Operations Revenue	$49,953	$41,956	$7,997	19.1%

	Year Ended
Real Estate Operations Revenue (in thousands)	December 31, 2020	December 31, 2019	$ Variance	% Variance
Mitigation Credit Sales	$6	$—	$6	100.0%
Subsurface Revenue	638	748	(110)	(14.8)%
Fill Dirt and Other Revenue	6	104	(98)	(94.0)%
Total Real Estate Operations Revenue	$650	$852	$(202)	(23.7)%

Income Properties

Revenue and operating income from our income property operations totaled $50.0 million and $38.0 million, respectively, during the year ended December 31, 2020, compared to total revenue and operating income of $42.0 million and $35.0 million, respectively, for the year ended December 31, 2019. The direct costs of revenues for our income property operations totaled $12.0 million and $7.0 million for the year ended December 31, 2020 and 2019, respectively. The increase in revenues of $8.0 million, or 19.1%, during the year ended December 31, 2020 reflects our expanded portfolio of income properties including increases of $23.8 million due to recent acquisitions, offset by the decrease of $15.4 million related to our recent disposition of income properties. Revenue from our income properties during the years ended December 31, 2020 and 2019 also includes $1.8 million and $2.4 million, respectively, in revenue from the net accretion of the above-market and below-market lease intangibles, of which a significant portion is attributable to the property located in Raleigh, North Carolina, leased to Wells Fargo. Our increased operating income from our income property operations reflects increased rent revenues, offset by an increase of $5.0 in our direct costs of revenues which was primarily comprised of $7.5 million in increased operating expenses related to the timing of acquisitions, offset by the reduction in operating expenses related to our recent disposition of income properties.

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

General and Administrative Expenses

Total general and administrative expenses for the year ended December 31, 2020 is presented in the following summary and indicates the changes as compared to the year ended December 31, 2019 (in thousands):

	Year Ended
General and Administrative Expenses	December 31, 2020	December 31, 2019	$ Variance	% Variance
Recurring General and Administrative Expenses	$7,355	$6,668	$687	10.3%
Non-Cash Stock Compensation	2,786	2,688	98	3.6%
REIT Conversion and Other Non-Recurring Items	1,426	462	964	208.7%
Total General and Administrative Expenses	$11,567	$9,818	$1,749	17.8%

General and administrative expenses totaled $11.6 million and $9.8 million for the years ended December 31, 2020 and 2019, respectively, of which increase is primarily related to legal, audit, and other professional fees incurred in connection with the Company’s REIT conversion totaling $1.4 million.

Gains (Losses) and Impairment Charges

2020 Dispositions. During the year ended December 31, 2020, the Company sold 11 income properties and one vacant land parcel for a total disposition volume of $86.5 million. The sale of the properties generated aggregate gains of $8.6 million. In addition to the income property and vacant land parcel dispositions, the Company sold eight of its remaining nine billboard sites for a sales price of $1.5 million, resulting in a gain equal to the sales price.

The income properties disposed of during the year ended December 31, 2020 are described below (in thousands):

Tenant Description	Tenant Type	Date of Disposition	Sales Price	Gain (Loss) on Sale
CVS, Dallas, TX (1)	Single-Tenant	04/24/20	$15,222	$854
Wawa, Daytona Beach, FL (1)	Single-Tenant	04/29/20	6,002	1,769
JPMorgan Chase Bank, Jacksonville, FL (1)	Single-Tenant	06/18/20	6,715	959
7-Eleven, Dallas, TX	Multi-Tenant	06/26/20	2,400	(46)
Bank of America, Monterey, CA (1)	Single-Tenant	06/29/20	9,000	3,892
Wawa, Jacksonville, FL (1)	Single-Tenant	07/23/20	7,143	246
Carrabbas, Austin, TX	Single-Tenant	08/05/20	2,555	(84)
PDQ, Jacksonville, FL (1)	Single-Tenant	09/08/20	2,540	128
Macaroni Grill, Arlington, TX	Single-Tenant	10/13/20	2,500	68
Aspen Development, Aspen, CO	Single-Tenant	12/21/20	28,500	501
Outback, Austin, TX	Single-Tenant	12/23/20	3,402	222
Total			$85,979	$8,509
(1)	Property represents a ground lease.

2019 Dispositions. Twenty-one single-tenant income properties were disposed of during the year ended December 31, 2019, resulting in gains totaling $22.0 million, which properties are described below:

●	On November 26, 2019, as part of PINE’s initial public offering (the “IPO”), the Company sold or contributed 20 single-tenant net-leased income properties to PINE and the PINE Operating Partnership for aggregate cash consideration of $125.9 million for 15 of the properties and an aggregate of 1,223,854 OP Units for five of the properties, with the OP Units having an initial value of $23.3 million, based on Alpine’s IPO price, resulting in a gain of $1.0 million, or $0.16 per share, after tax.
●	On August 7, 2019, the Company sold its 1.56-acre outparcel subject to a ground lease with Wawa located in Winter Park, Florida for $2.8 million (the “Wawa Sale”). The property is an outparcel to the Grove at Winter Park which the Company sold in May 2019. The gain on the Wawa Sale totaled $2.1 million, or $0.33 per share, after tax.

Additionally, three multi-tenant income properties, which were classified in assets held for sale as of December 31, 2018, were disposed of during the year ended December 31, 2019 as described below.

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

Commercial Loan and Master Lease Investments. During the year ended December 31, 2020, the Company recognized aggregate impairment charges totaling $1.9 million, comprised of (i) the Company’s implementation of CECL resulting in an allowance reserve of $0.3 million, and (ii) the impairment totaling $1.6 million recognized during the first quarter of 2020 related to marketing the Company’s loan portfolio in advance of their upcoming maturities prior to the disposition of four commercial loan and master lease investments during the second quarter of 2020, which sale resulted in loss of $0.4 million, or $0.06 per share, after tax.

2025 Note Repurchases. During the year ended December 31, 2020, the Company repurchased of $12.5 million aggregate principal amount of 2025 Notes at a discount totaling $2.6 million, resulting in a gain on extinguishment of debt of $1.1 million, or $0.18 per share, after tax.

Impairment Charges. There were no impairment charges on the Company’s undeveloped land holdings, or its income property portfolio, during the years ended December 31, 2020 or 2019. During the year ended December 31, 2020, the Company recognized an aggregate $7.2 million impairment charge comprised of a $0.1 million impairment charge on one of the land parcels included in the Daytona Beach Development and a $ 7.1 million impairment charge on the Company’s previously held retained interest in the Land LV. The $7.1 million impairment on the Company’s previously held retained interest in the Land JV was the result of a re-forecast of the anticipated undiscounted future cash flows to be received by the Company based on the estimated timing of future land sales from the Land JV.

Depreciation and Amortization

Depreciation and amortization totaled $19.1 million and $15.8 million during the years ended December 31, 2020 and 2019, respectively. The increase of $3.3 million is primarily due to the increase in the Company’s income property portfolio.

Investment and Other Income (Loss)

During the year ended December 31, 2020, the closing stock price of PINE decreased by $4.04 per share, with a closing price of $14.99 on December 31, 2020 versus $19.03 on December 31, 2019. As a result, the Company recognized an unrealized, non-cash loss on its 2,039,644 shares (including OP Units) of $8.2 million, or $1.75 per share, after tax, which is included in investment and other income (loss) in the consolidated statements of operations.

Interest Expense

Interest expense totaled $10.8 million and $12.5 million for the years ended December 31, 2020 and 2019, respectively. The decrease of $1.6 million is primarily attributable to the lower rate on the outstanding balance of the 2025 Notes, compared to the 2020 Notes (hereinafter defined).

Discontinued Operations

During the year ended December 31, 2020, there was no activity related to discontinued operations. During the year ended December 31, 2019, discontinued operations activity consisted of land operations and golf operations, which were sold during the fourth quarter of 2019, of which activity is further described below. For the years ended December 31, 2019 and 2018, the Company has reported the historical financial position and the results of operations related to the Land JV and the golf operations as discontinued operations.

Land Operations. On October 16, 2019,  the Company sold a controlling interest in its wholly owned subsidiary that held 5,300 acres of undeveloped land in Daytona Beach, Florida (the “Magnetar Land Sale”) for $97.0 million. The Magnetar Land Sale resulted in a gain of $127.5 million, which was comprised of a gain of $78.6 million, or $12.21 per share, after tax, on the land sale and a non-cash gain of $48.9 million on the Company’s previously held retained interest in the Land JV, or $7.59 per share, after tax. Excluding the Magnetar Land Sale, the Company closed on five land sale transactions, generating proceeds of $11.0 million and the recognition of the cost basis in the land plus closing costs of $5.3 million.

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

Net Income

Net income (loss) attributable to the Company totaled $78.5 million and $115.0 million during the years ended December 31, 2020 and 2019, respectively. The decrease in net income is attributable to the factors described above, which decrease was partially offset by the $83.5 million income tax benefit recorded during the year ended December 31, 2020, primarily related to the de-recognition of the deferred tax assets and liabilities associated with the entities included in the REIT totaling $82.5 million, as a result of the Company’s REIT election, versus income tax expense of $5.5 million during the comparable period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled $31.3 million at December 31, 2021, including restricted cash of $22.7 million, see Note 2 “Summary of Significant Accounting Policies” under the heading Restricted Cash in the notes to the consolidated financial statements in Item 8 for the Company’s disclosure related to its restricted cash balance at December 31, 2021.

Our total cash balance at December 31, 2021, reflected cash flows provided by our operating activities totaling $27.6 million during the year ended December 31, 2021, compared to the prior year’s cash flows provided by operating activities totaling $16.9 million for the year ended December 31, 2020, an increase of $10.7 million. The increase of $10.7 million is primarily related to the increase in the cash flows provided by real estate operations of $7.4 million which was driven by the sale of the Daytona Beach Development for $6.25 million and the sale of $4.6 million of Subsurface Interests. The Company also received cash credits at closing for upcoming tenant improvements, leasing commissions, and prepaid rents related to the fourth quarter 2021 income property acquisitions as well as the release of escrowed funds related to the Buc-ee’s matter. These increases in cash are partially offset by the cash outlay during the third quarter of 2021 to purchase the remaining interest in the Mitigation Bank for $16.1 million. The change in operating cash is further impacted by various other timing differences within other assets and accounts payable.

Our cash flows used in investing activities totaled $103.0 million for the year ended December 31, 2021, compared to cash flows used in investing activities of $91.1 million for the year ended December 31, 2020, an increase of $11.9 million. The increase in cash used in investing activities of $11.9 million is primarily related to a net increase in cash outflows of $44.7 million during the year ended December 31, 2021 related to the timing of income property acquisitions versus dispositions, which increase in cash outflows was partially offset by $23.9 million proceeds received from the Land Venture Sale and a net increase in cash inflows of $4.9 million related to timing of investing in the Company’s commercial loan and master lease investment portfolio, in addition to decreased cash outflows of $3.6 million as a result of 48 mitigation credits put to the Company by the Mitigation Bank JV during the year ended December 31, 2020.

Our cash flows provided by financing activities totaled $72.9 million for the year ended December 31, 2021, compared to cash flows used in financing activities of $26.9 million for the year ended December 31, 2020, an increase in cash of $99.8 million. The increase of $99.8 million is primarily related to $72.4 million net proceeds received from the Company’s issuance of 3,000,000 shares of its Series A Preferred Stock during the year ended December 31, 2021, in addition to the net impact of $36.6 million increased cash inflow related to the Company’s debt borrowings, primarily comprised of (i) origination of the $50.0 million 2026 Term Loan and subsequent exercise of the accordion option for $15.0 million, (ii) origination of the $100.0 million 2027 Term Loan (ii) net repayments on the Company’s Credit Facility of $97.9 million, (iii) payoff of the $23.2 million variable-rate mortgage note, and (iv) convertible note repurchases of $11.4 million. The aggregate increase in cash inflows was partially offset by increased cash outflows of $11.4 million related to dividends paid during the year ended December 31, 2021.

See Note 17, “Long-Term Debt” in the notes to the consolidated financial statements in Item 8 for the Company’s disclosure related to its long-term debt balance at December 31, 2021.

Acquisitions and Investments. As noted previously, the Company acquired eight multi-tenant income properties during the year ended December 31, 2021 for an aggregate purchase price of $249.1 million, as further described in Note 4, “Income Properties” in the notes to the consolidated financial statements in Item 8.

The acquisitions completed during the year ended December 31, 2021 totaled $249.1 million, nearing the top end of the Company’s guidance released in October 2021. We expect to fund future acquisitions utilizing cash on hand, cash from operations, proceeds from the dispositions of income properties through 1031 like-kind exchanges, and potentially the sale of all or a portion of our Subsurface Interests, and borrowings on our Credit Facility, if available. We expect dispositions of income properties and subsurface interests will qualify under the like-kind exchange deferred-tax structure, and additional financing sources.

Dispositions. During the year ended December 31, 2021, the Company sold one multi-tenant income property and 14 single-tenant income properties for a total disposition volume of $162.3 million. The sale of the properties generated aggregate gains of $28.2 million.

Contractual Obligations. The Company has committed to fund the following capital improvements. The improvements, which are related to several properties, are estimated to be generally completed within twelve months. These commitments, as of December 31, 2021, are as follows (in thousands):

As of December 31, 2021
Total Commitment (1)	$19,737
Less Amount Funded	(5,041)
Remaining Commitment	$14,696

(1)     Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

The Company is also contractually obligated under its various long-term debt and operating lease agreements. In the aggregate, the Company is obligated under such agreements to repay $0.1 million within one year, with $283.1 million being long-term to be repaid in excess of one year.

As of December 31, 2021, we have no other contractual requirements to make capital expenditures.

Other Matters. None.

We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations and $143.0 million available capacity on the existing $210.0 million Credit Facility, based on our current borrowing base of income properties, as of December 31, 2021.

In January 2019, the Board approved an increase of $10.0 million to the existing stock repurchase program, refreshing the total program to an aggregate of $10.0 million. As of the quarter ended September 30, 2019 the Company had repurchased 211,736 shares for $12.7 million. In April 2019 the Board approved the repurchase of a block of shares from the Company’s largest stockholder whereby the Company repurchased 320,741 shares for $18.4 million, or $57.50 per share. In November 2019 the Board approved a $10.0 million buyback program. During the fourth quarter of 2019 the Company repurchased 158,625 shares for $10.0 million, or $63.04 per share. In February 2020, the Board approved a new $10.0 million stock repurchase program, under which 88,565 shares of the Company’s stock totaling $4.1 million, or an average price of $46.29 per share, had been repurchased as of June 30, 2020. During the year ended December 31, 2021, the Company repurchased 40,553 shares for $2.2 million, or an average price of $54.48 per share. The repurchase program does not have an expiration date. The shares of the Company’s common stock repurchased during each of the aforementioned years through the year ended December 31, 2021 were cancelled.

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

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates include those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Our most significant estimate is as follows:

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease.  As required by U.S. GAAP, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The assumptions underlying the allocation of relative fair values are based on market information including, but not limited to: (i) the estimate of replacement cost of improvements under the cost approach, (ii) the estimate of land values based on comparable sales under the sales comparison approach, and (iii) the estimate of future benefits determined by either a reasonable rate of return over a single year’s net cash flow, or a forecast of net cash flows projected over a reasonable investment horizon under the income capitalization approach. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled eight multi-tenant income properties for a combined purchase price of $249.1 million for the year ended December 31, 2021 and two multi-tenant income properties and two single-tenant income properties for a combined purchase price of $185.1 million for the year ended December 31, 2020.

See Note 2, “Summary of Significant Accounting Policies”, for further discussion of the Company’s accounting estimates and policies.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our Credit Facility, as this facility carries a variable rate of interest. Our borrowings on our $210.0 million revolving Credit Facility bear a variable rate of interest based on the 30-day LIBOR plus a rate of between 135 basis points and 195 basis points based on our level of borrowing as a percentage of our total asset value. As of December 31, 2021 and 2020, the outstanding balance on our Credit Facility totaled $67.0 million and $164.8 million, of which $67.0 million and $14.8 million, respectively, were not fixed by virtue of an interest rate swap agreement. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by $0.7 million and $0.1 million as of December 31, 2021 and 2020, respectively. The increase in the exposure of market rate risk is primarily due to the increase in the un-hedged portion of the Credit Facility balance as of December 31, 2021 as the interest rate swap agreements previously hedging the outstanding principal balance under the Credit Facility were redesignated to the term loan agreements during the year ended December 31, 2021. The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to certain of its debt borrowings, see Note 18, “Interest Rate Swaps” in the notes to the consolidated financial statements in Item 8. By virtue of fixing the variable rate on certain debt borrowings, our exposure to changes in interest rates is minimal but for the impact on other comprehensive income and loss. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

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

The Company’s website is located at www.ctoreit.com. The Company intends to comply with the requirements of Item 5.05 of Form 8-K regarding amendments to and waivers under the code of business conduct and ethics applicable to its Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer by providing such information on its website within four days after effecting any amendment to, or granting any waiver under, that code, and we will maintain such information on our website for at least twelve months. The information contained on the Company’s website does not constitute part of this Annual Report on Form 10-K.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In conducting this assessment, it used the criteria set forth by COSO in the 2013 Framework. Based on management’s assessment and those criteria, management believes that the Company has maintained effective internal control over financial reporting as of December 31, 2021. The audit report, of Grant Thornton LLP, the Company’s independent registered public accounting firm, on the effectiveness of our internal control over financial reporting as of December 31, 2021, is included in this Annual Report on Form 10-K and is incorporated herein as Item 15.

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

ITEM 9B.            OTHER INFORMATION

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be set forth herein will be included in the Company’s definitive proxy statement for its 2022 annual stockholders’ meeting to be filed with the SEC within 120 days after the end of the registrant’s fiscal year ended December 31, 2021 (the “Proxy Statement”), which sections are incorporated herein by reference.

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

3. EXHIBITS

See Exhibit Index on page 69 of this Annual Report on Form 10-K.

ITEM 16.              FORM 10-K SUMMARY

Not applicable

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

EXHIBITS

TO

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2021

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

***(2.2)	Purchase and Sale Agreement, made as of May 3, 2021, filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed May 5, 2021, and incorporated herein by reference.

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

(3.3)

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

(4.2)

Registration Rights Agreement between Alpine Income Property Trust, Inc. and Consolidated-Tomoka Land Co.( now CTO Realty Growth, Inc.) filed as Exhibit 4.21 to the registrant’s Current Report on Form 8-K filed November 27, 2019, and incorporated herein by reference.

(4.3)

Indenture related to the 3.875% Convertible Senior Notes due 2025, dated as of February 3, 2020, among Consolidated-Tomoka Land Co.( now CTO Realty Growth, Inc.) and U.S. Bank National Association as trustee, filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed February 6, 2020, and incorporated herein by reference.

(4.4)

Supplemental Indenture No. 1, dated as of January 29, 2021, among CTO Realty Growth, Inc. (formerly CTO NEWCO REIT, Inc.), a Maryland corporation, CTO Realty Growth, Inc., a Florida corporation, and U.S. Bank National Association, as trustee, filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K12B filed February 1, 2021, and incorporated herein by reference.

(4.5)	Form of 3.875% Convertible Senior Notes due 2025, included with Exhibit 4.3 with the registrant’s Current Report on Form 8-K filed February 6, 2020, and incorporated herein by reference.

(4.6)	Description of the Registrant’s Securities, filed as Exhibit 4.6 with this Annual Report on Form 10-K for the year ended December 31, 2021.

Material Contracts:

*(10.1)

Third Amended and Restated CTO Realty Growth, Inc., 2010 Equity Incentive Plan, filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed October 28, 2021, and incorporated herein by reference.

*(10.2)

Consolidated-Tomoka Land Co.( now CTO Realty Growth, Inc.) 2017 Executive Annual Cash Incentive Plan, dated February 22, 2017, filed as Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.

*(10.3)

Form of Restricted Share Award Agreement under the Third Amended and Restated CTO Realty Growth, Inc., 2010 Equity Incentive Plan, filed as Exhibit 10.16 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

*(10.4)

Form of February 27, 2019 Non-Employee Director Stock Award Agreement, filed as Exhibit 10.31 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.

*(10.5)	Form of January 23, 2019 Performance Share Award Agreement filed as Exhibit 10.15 to the registrant’s Annual Report on Form 10-K filed March 5, 2021, and incorporated herein by reference.

*(10.6)

Form of February 24, 2020 Performance Share Award Agreement, filed as Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, and incorporated herein by reference.

*(10.7)	Form of February 10, 2021 Performance Share Award Agreement filed as Exhibit 10.17 to the registrant’s Annual Report on Form 10-K filed March 5, 2021, and incorporated herein by reference.

*(10.8)	Form of February 17, 2022 Performance Share Award Agreement (filed herewith).

*(10.9)

Employment Agreement between Consolidated-Tomoka Land Co.( now CTO Realty Growth, Inc.) and John P. Albright entered into June 30, 2011, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference.

*(10.10)

Employment Agreement between Consolidated-Tomoka Land Co.( now CTO Realty Growth, Inc.) and Daniel E. Smith entered into October 22, 2014, filed as Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.

*(10.11)

Employment Agreement between CTO Realty Growth, Inc. and Matthew M. Partridge entered into September 2, 2020 filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 9, 2020, and incorporated herein by reference.

(10.12)

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

(10.13)

Second Amended and Restated Credit Agreement, which supersedes the Company’s existing Amended and Restated Credit Agreement, with Bank of Montreal (“BMO”) and the other lenders thereunder, with BMO acting as Administrative Agent, dated September 7, 2017, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 13, 2017, and incorporated herein by reference.

(10.14)

Second Amendment to Second Amended and Restated Credit Agreement Dated May 24, 2019, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 3, 2019, and incorporated herein by reference.

(10.15)

Third Amendment to Second Amended and Restated Credit Agreement Dated November 26, 2019 filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 27, 2019, and incorporated herein by reference.

(10.16)

Fourth Amendment to Second Amended and Restated Credit Agreement between CTO Realty Growth, Inc., the Borrower, the Guarantors party thereto, the Lenders party thereto and Bank of Montreal, as Administrative Agent, dated July 1, 2020 filed as Exhibit 10.34 to registrant’s Quarterly Report on Form 10-Q filed August 7, 2020, and incorporated herein by reference.

(10.17)

Fifth Amendment to Second Amended and Restated Credit Agreement between CTO Realty Growth, Inc., the Borrower, the Guarantors party thereto, the Lenders party thereto and Bank of Montreal, as Administrative Agent, dated November 9, 2020, filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K filed November 13, 2020, and incorporated herein by reference.

(10.18)

Sixth Amendment to Second Amended and Restated Credit Agreement and Joinder Dated March 10, 2021 filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 12, 2021, and incorporated herein by reference.

(10.19)	Seventh Amendment to Second Amended and Restated Credit Agreement and Joinder Dated November 5, 2021 filed as Exhibit 10.19 with this Annual Report on Form 10-K for the year ended December 31, 2021.

(10.20)

Tax Protection Agreement among Alpine Income Property Trust, Inc., Alpine Income Property Trust OP, LP, Consolidated-Tomoka Land Co.( now CTO Realty Growth, Inc.) and Indigo Group Ltd. filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed November 27, 2019, and incorporated herein by reference.

(10.21)

Management Agreement among Alpine Income Property Trust, Inc., Alpine Income Property OP, LP and Alpine Income Property Manager, LLC filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed November 27, 2019, and incorporated herein by reference.

(10.22)

Exclusivity and Right of First Offer Agreement between Alpine Income Property Trust, Inc. and Consolidated-Tomoka Land Co.( now CTO Realty Growth, Inc.) filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed November 27, 2019, and incorporated herein by reference.

***(10.23)

Contract for Sale and Purchase, by and between Crisp39 – 3 LLC, Crisp39 – 4 LLC, Crisp39 – 6 LLC, Crisp39 – 7 LLC, Crisp39 – 8 LLC and Timberline Acquisition Partners, LLC for the sale of 1,589 acres filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed July 29, 2021, and incorporated herein by reference.

***(10.24)

Contract for Sale and Purchase, by and between Crisp39 – 4 LLC, LHC14 Old DeLand LLC, and TLO 12 SunGate, LLC for the sale of 856 acres filed as Exhibit 10.24 with this Annual Report on Form 10-K for the year ended December 31, 2021.

(10.25)

First Amendment to the Contract for Sale and Purchase, dated July 30, 2021, by and between Crisp39 – 3 LLC, Crisp39 – 4 LLC, Crisp39 – 6 LLC, Crisp39 – 7 LLC, Crisp39 – 8 LLC, Timberline Acquisition Partners, LLC, and LHC14 Old Deland LLC, filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed October 28, 2021, and incorporated herein by reference.

(10.26)

Second Amendment to the Contract for Sale and Purchase, dated September 10, 2021, by and between Crisp39 – 3 LLC, Crisp39 – 4 LLC, Crisp39 – 6 LLC, Crisp39 – 7 LLC, Crisp39 – 8 LLC, LHC14 Old Deland LLC, and Timberline Acquisition Partners, LLC filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed October 28, 2021, and incorporated herein by reference.

***(10.27)

Third Amendment to the Contract for Sale and Purchase, dated November 1, 2021, by and between Crisp39 – 3 LLC, Crisp39 – 4 LLC, Crisp39 – 6 LLC, Crisp39 – 7 LLC, Crisp39 – 8 LLC, LHC14 Old Deland LLC, and Timberline Acquisition Partners, LLC filed as Exhibit 10.27 with this Annual Report on Form 10-K for the year ended December 31, 2021.

***(10.28)

Fourth Amendment to the Contract for Sale and Purchase, dated December 1, 2021, by and between Crisp39 – 3 LLC, Crisp39 – 4 LLC, Crisp39 – 6 LLC, Crisp39 – 7 LLC, Crisp39 – 8 LLC, LHC14 Old Deland LLC, and Timberline Acquisition Partners, LLC filed as Exhibit 10.28 with this Annual Report on Form 10-K for the year ended December 31, 2021.

***(10.29)	Purchase and Sale Agreement, made as of October 18, 2021, filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed October 22, 2021, and incorporated herein by reference.

(21.1)	Subsidiaries of the Registrant.

(23.1)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

** (32.1)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** (32.2)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.1)

The following materials from CTO Realty Growth, Inc. Annual Report on Form 10-K for the period ended December 31, 2021, are formatted in Extensible Business Reporting Language: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of stockholders' equity (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements.

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

*       Management Contract or Compensatory Plan or Arrangement

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

***   Certain information has been excluded because the information is both (i) not material and (ii) the type of information that the Registrant customarily and actually treats as private and confidential.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTO REALTY GROWTH, INC. (Registrant)

Date: February 24, 2022	By:	/S/ JOHN P. ALBRIGHT
John P. Albright
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 24, 2022	President and Chief Executive Officer (Principal Executive Officer), and Director	/S/ JOHN P. ALBRIGHT

February 24, 2022	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	/S/ MATTHEW M. PARTRIDGE

February 24, 2022	Vice President and Chief Accounting Officer	/S/ LISA M. VORAKOUN
(Principal Accounting Officer)

February 24, 2022	Chairman of the Board, Director	/S/ LAURA M. FRANKLIN
February 24, 2022	Director	/S/ GEORGE R. BROKAW
February 24, 2022	Director	/S/ CHRISTOPHER J. DREW
February 24, 2022	Director	/S/ R. BLAKESLEE GABLE
February 24, 2022	Director	/S/ CHRISTOPHER W. HAGA
February 24, 2022	Director	/S/ CASEY R. WOLD

CTO REALTY GROWTH, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CTO Realty Growth, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CTO Realty Growth, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements  of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February  24, 2022 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.

Fair value of real estate acquired with in-place leases

As described further in note 4 to the consolidated financial statements, the Company acquired eight multi-tenant income properties during 2021 for a total acquisition cost of $249.8 million. As described further in note 2 to the consolidated financial statements, the acquisition cost of real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. We identified the evaluation of the fair value of real estate acquired with in-place leases as a critical audit matter.

The principal considerations for our determination that the evaluation of the fair value of real estate acquired with in-place leases was a critical audit matter is that auditing the estimates of fair values of the acquired tangible assets and identified intangible assets and liabilities was complex due to the significant assumptions being sensitive to changes, including discount rates, terminal rates, and market rental rates that can be impacted by expectations about future market or economic conditions.

Our audit procedures related to the evaluation of the fair value of real estate acquired with in-place leases  included the following, among others.

●	We evaluated the design and tested the operating effectiveness of the key controls relating to the Company’s process to account for real estate acquisitions with in-place leases, including those addressing the development of the significant assumptions, including discount rates, terminal rates and market rental rates.

•	We involved internal valuation professionals who assisted in comparing the discount rates, terminal rates and market rental rates to independently developed ranges.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2012.

Orlando, Florida

February 24, 2022

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CTO Realty Growth, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of CTO Realty Growth, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 24, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Orlando, Florida

February 24, 2022

CTO REALTY GROWTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	December 31, 2021	December 31, 2020
ASSETS
Real Estate:
Land, at Cost	$189,589	$166,512
Building and Improvements, at Cost	325,418	305,614
Other Furnishings and Equipment, at Cost	707	672
Construction in Process, at Cost	3,150	323
Total Real Estate, at Cost	518,864	473,121
Less, Accumulated Depreciation	(24,169)	(30,737)
Real Estate—Net	494,695	442,384
Land and Development Costs	692	7,083
Intangible Lease Assets—Net	79,492	50,176
Assets Held for Sale—See Note 25	6,720	833
Investment in Joint Ventures	—	48,677
Investment in Alpine Income Property Trust, Inc.	41,037	30,574
Mitigation Credits	3,702	2,622
Mitigation Credit Rights	21,018	—
Commercial Loan and Master Lease Investments	39,095	38,320
Cash and Cash Equivalents	8,615	4,289
Restricted Cash	22,734	29,536
Refundable Income Taxes	442	26
Other Assets—See Note 13	14,897	12,180
Total Assets	$733,139	$666,700
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$676	$1,047
Accrued and Other Liabilities—See Note 19	13,121	9,090
Deferred Revenue—See Note 20	4,505	3,319
Intangible Lease Liabilities—Net	5,601	24,163
Liabilities Held for Sale—See Note 25	—	831
Deferred Income Taxes—Net	483	3,521
Long-Term Debt	278,273	273,830
Total Liabilities	302,659	315,801
Commitments and Contingencies—See Note 23
Stockholders’ Equity:
Preferred Stock – 100,000,000 shares authorized; $0.01 par value, 6.375% Series A Cumulative Redeemable Preferred Stock, $25.00 Per Share Liquidation Preference, 3,000,000 shares issued and outstanding at December 31, 2021; 50,000 shares authorized; $100.00 par value, no shares issued or outstanding at December 31, 2020	30	—
Common Stock – 500,000,000 shares authorized; $0.01 par value, 5,916,226 shares issued and outstanding at December 31, 2021; 25,000,000 shares authorized; $1.00 par value, 7,310,680 shares issued and 5,915,756 shares outstanding at December 31, 2020	60	7,250
Treasury Stock – 0 shares at December 31, 2021 and 1,394,924 shares at December 31, 2020	—	(77,541)
Additional Paid-In Capital	85,414	83,183
Retained Earnings	343,459	339,917
Accumulated Other Comprehensive Income (Loss)	1,517	(1,910)
Total Stockholders’ Equity	430,480	350,899
Total Liabilities and Stockholders’ Equity	$733,139	$666,700

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Revenues
Income Properties	$50,679	$49,953	$41,956
Management Fee Income	3,305	2,744	304
Interest Income From Commercial Loan and Master Lease Investments	2,861	3,034	1,829
Real Estate Operations	13,427	650	852
Total Revenues	70,272	56,381	44,941
Direct Cost of Revenues
Income Properties	(13,815)	(11,988)	(7,000)
Real Estate Operations	(8,615)	(3,223)	(105)
Total Direct Cost of Revenues	(22,430)	(15,211)	(7,105)
General and Administrative Expenses	(11,202)	(11,567)	(9,818)
Impairment Charges	(17,599)	(9,147)	—
Depreciation and Amortization	(20,581)	(19,063)	(15,797)
Total Operating Expenses	(71,812)	(54,988)	(32,720)
Gain on Disposition of Assets	28,316	9,746	21,978
Gain (Loss) on Extinguishment of Debt	(3,431)	1,141	—
Other Gains and Income	24,885	10,887	21,978
Total Operating Income	23,345	12,280	34,199
Investment and Other Income (Loss)	12,445	(6,432)	344
Interest Expense	(8,929)	(10,838)	(12,466)
Income (Loss) From Continuing Operations Before Income Tax Benefit (Expense)	26,861	(4,990)	22,077
Income Tax Benefit (Expense) from Continuing Operations	3,079	83,499	(5,472)
Income from Continuing Operations	29,940	78,509	16,605
Income from Discontinued Operations (Net of Income Tax)—See Note 25	—	—	98,368
Net Income Attributable to the Company	29,940	78,509	114,973
Distributions to Preferred Stockholders	(2,325)	—	—
Net Income Attributable to Common Stockholders	$27,615	$78,509	$114,973

Per Share Information—See Note 15:
Basic
Income From Continuing Operations Attributable to Common Stockholders	$4.69	$16.69	$3.32
Income From Discontinued Operations (Net of Income Tax) Attributable to Common Stockholders	—	—	19.71
Basic Net Income per Share Attributable to Common Stockholders	$4.69	$16.69	$23.03

Diluted
Income From Continuing Operations Attributable to Common Stockholders	$4.69	$16.69	$3.32
Income From Discontinued Operations (Net of Income Tax) Attributable to Common Stockholders	—	—	19.68
Diluted Net Income per Share Attributable to Common Stockholders	$4.69	$16.69	$23.00

Weighted Average Number of Common Shares
Basic	5,892,270	4,704,877	4,991,656
Diluted	5,892,270	4,704,877	4,998,043

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net Income Attributable to the Company	$29,940	$78,509	$114,973
Other Comprehensive Income (Loss):
Cash Flow Hedging Derivative - Interest Rate Swaps (Net of Income Tax Benefit (Expense) of $0, $0, and ($0.1) million, respectively)	3,427	(1,984)	(413)
Total Other Comprehensive Income (Loss), Net of Income Tax	3,427	(1,984)	(413)
Total Comprehensive Income	$33,367	$76,525	$114,560

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance January 1, 2019	$—	$5,995	$(32,345)	$24,327	$213,298	$487	$211,762
Net Income Attributable to the Company	—	—	—	—	114,973	—	114,973
Stock Repurchase	—	—	(41,096)	—	—	—	(41,096)
Vested Restricted Stock	—	13	—	(316)	—	—	(303)
Stock Issuance	—	9	—	523	—	—	532
Stock-Based Compensation Expense	—	—	—	2,156	—	—	2,156
Cash Dividends ($0.44 per share)	—	—	—	—	(2,198)	—	(2,198)
Other Comprehensive Loss, Net of Income Tax	—	—	—	—	—	(413)	(413)
Balance December 31, 2019	—	6,017	(73,441)	26,690	326,073	74	285,413
Net Income Attributable to the Company	—	—	—	—	78,509	—	78,509
Stock Repurchase	—	—	(4,100)	—	—	—	(4,100)
Equity Component of Convertible Debt	—	—	—	5,248	—	—	5,248
Vested Restricted Stock	—	24	—	(562)	—	—	(538)
Stock Issuance	—	10	—	503	—	—	513
Stock-Based Compensation Expense	—	—	—	2,308	—	—	2,308
Cash Dividends ($1.90 per share)	—	—	—	—	(8,866)	—	(8,866)
Special Distribution - REIT Conversion ($11.98 per share)	—	1,199	—	48,996	(55,799)	—	(5,604)
Other Comprehensive Loss	—	—	—	—	—	(1,984)	(1,984)
Balance December 31, 2020	—	7,250	(77,541)	83,183	339,917	(1,910)	350,899
Net Income Attributable to the Company	—	—	—	—	29,940	—	29,940
Stock Repurchase	—	—	—	(2,210)	—	—	(2,210)
Vested Restricted Stock and Performance Shares	—	—	—	(436)	—	—	(436)
Exercise of Stock Options and Common Stock Issuance	—	—	—	357	—	—	357
Issuance of Preferred Stock, Net of Underwriting Discount and Expenses	30	—	—	72,400	—	—	72,430
Common Stock Equity Issuance Costs	—	—	—	(197)	—	—	(197)
Stock-Based Compensation Expense	—	—	—	2,668	—	—	2,668
Par Value $0.01 per Share and Treasury Stock Derecognized at January 29, 2021	—	(7,190)	77,541	(70,351)	—	—	—
Preferred Stock Dividends Declared for the Period	—	—	—	—	(2,325)	—	(2,325)
Common Stock Dividends Declared for the Period	—	—	—	—	(24,073)	—	(24,073)
Other Comprehensive Income	—	—	—	—	—	3,427	3,427
Balance December 31, 2021	$30	$60	$—	$85,414	$343,459	$1,517	$430,480

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cash Flow from Operating Activities:
Net Income Attributable to the Company	$29,940	$78,509	$114,973
Adjustments to Reconcile Net Income Attributable to the Company to Net Cash Provided by Operating Activities:
Depreciation and Amortization	20,581	19,063	15,797
Amortization of Intangible Liabilities to Income Property Revenue	(404)	(1,754)	(2,383)
Amortization of Deferred Financing Costs to Interest Expense	586	454	444
Amortization of Discount on Convertible Debt	1,278	1,379	1,357
Gain on Disposition of Real Estate and Intangible Lease Assets and Liabilities	(28,316)	(7,509)	(3,296)
Gain on Disposition of Assets Held for Sale	—	(2,590)	(18,697)
Gain on Sale of Equity Interests in Joint Ventures	—	—	(127,518)
Loss on Disposition of Commercial Loan and Master Lease Investments	—	353	—
Loss (Gain) on Extinguishment of Debt	3,431	(1,141)	—
Impairment Charges	17,599	9,147	—
Accretion of Commercial Loan and Master Lease Investment Origination Fees	(2)	(161)	(135)
Non-Cash Imputed Interest	(438)	(428)	(218)
Deferred Income Taxes	(3,038)	(90,532)	35,100
Unrealized (Gain) Loss on Investment Securities	(10,340)	8,240	(61)
Non-Cash Compensation	3,168	2,786	2,688
Decrease (Increase) in Assets:
Refundable Income Taxes	(416)	(26)	225
Assets Held for Sale	833	—	3,893
Land and Development Costs	6,391	(493)	(1,107)
Mitigation Credits and Mitigation Credit Rights	(15,750)	3,323	(1,861)
Other Assets	(3,191)	(1,802)	(3,479)
Increase (Decrease) in Liabilities:
Accounts Payable	(370)	(340)	349
Accrued and Other Liabilities	5,680	3,402	490
Deferred Revenue	1,186	(2,511)	(540)
Liabilities Held for Sale	(831)	—	(49)
Income Taxes Payable	—	(439)	439
Net Cash Provided By Operating Activities	27,577	16,930	16,411
Cash Flow from Investing Activities:
Acquisition of Real Estate and Intangible Lease Assets and Liabilities	(256,381)	(167,811)	(150,705)
Acquisition of Commercial Loan Investments and Master Lease Investments	(364)	(28,235)	(34,296)
Acquisition of Mitigation Credits	—	(3,621)	—
Restricted Cash Balance Received in Acquisition of Interest in Joint Venture	596	—	—
Cash Received from (Contribution to) Joint Ventures	23,864	(41)	(84)
Proceeds from Disposition of Property, Plant, and Equipment, Net, and Assets Held for Sale	129,461	85,621	207,552
Proceeds from Sale of Equity Interests in Joint Ventures	—	—	96,132
Principal Payments Received on Commercial Loan and Master Lease Investments	—	22,965	—
Acquisition of Investment Securities	(143)	—	(15,500)
Net Cash Provided By (Used In) Investing Activities	(102,967)	(91,122)	103,099
Cash Flow From Financing Activities:
Proceeds from Long-Term Debt	314,500	66,640	141,500
Payments on Long-Term Debt	(283,519)	(72,269)	(103,073)
Cash Paid for Loan Fees	(1,587)	(2,187)	(635)
Payments for Exercise of Stock Options and Common Stock Issuance	(162)	—	—
Proceeds from Issuance of Preferred Stock, Net of Underwriting Discount and Expenses	72,430	—	—
Cash Used to Purchase Common Stock	(2,210)	(4,100)	(41,096)
Cash Paid for Vesting of Restricted Stock	(436)	(502)	(303)
Cash Paid for Equity Issuance Costs	(197)	—	—
Dividends Paid - Preferred Stock	(2,325)	—	—
Dividends Paid - Common Stock	(23,580)	(14,470)	(2,198)
Net Cash Provided By (Used In) Financing Activities	72,914	(26,888)	(5,805)
Net Increase (Decrease) in Cash and Cash Equivalents	(2,476)	(101,080)	113,705
Cash and Cash Equivalents, Beginning of Period	33,825	134,905	21,200
Cash and Cash Equivalents, End of Period	$31,349	$33,825	$134,905

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$8,615	$4,289	$6,475
Restricted Cash	22,734	29,536	128,430
Total Cash	$31,349	$33,825	$134,905

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Taxes, Net of Refunds Received	$(406)	$(5,026)	$(1,793)
Cash Paid for Interest	$(7,274)	$(9,716)	$(10,782)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Gain on Disposition of Land JV	$—	$—	$48,865
Contribution of Income Properties to Alpine Income Property Trust, Inc. in Exchange for OP Units	$—	$—	$23,253
Right-of-use Assets and Corresponding Lease Liability Recorded Upon ASC 842 Adoption	$—	$—	$681
Unrealized Gain (Loss) on Cash Flow Hedges	$3,427	$(1,984)	$(413)
Convertible Note Exchange	$—	$57,359	$—
Equity Component of Convertible Debt	$—	$5,248	$—
Capital Expenditures Included in Accrued and Other Liabilities	$—	$1,600	$—
Special Distribution Paid in Stock	$—	$50,194	$—
Common Stock Dividends Declared and Unpaid	$493	$—	$—
Assumption of Mortgage Note Payable by Buyer	$30,000	$—	$—

Supplemental Disclosure of Cash Provided by Discontinued Operations:
Cash Provided by Operating Activities	$—	$—	$6,486
Cash Provided by Investing Activities	$—	$—	$98,386

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020, and 2019

NOTE 1.       ORGANIZATION

NATURE OF OPERATIONS

The terms “us,” “we,” “our,” and “the Company” as used in this report refer to CTO Realty Growth, Inc. together with our consolidated subsidiaries.

We are a publicly traded, primarily retail-oriented, real estate investment trust (“REIT”) that was founded in 1910. We own and manage, sometimes utilizing third-party property management companies, 22 commercial real estate properties in 10 states in the United States. As of December 31, 2021, we owned 9 single-tenant and 13 multi-tenant income-producing properties comprising 2.7 million square feet of gross leasable space.

In addition to our income property portfolio, as of December 31, 2021, our business included the following:

Management Services:

●	A fee-based management business that is engaged in managing Alpine Income Property Trust, Inc. (“PINE”), see Note 6, “Related Party Management Services Business.”

Commercial Loan and Master Lease Investments:

●	A portfolio of two commercial loan investments and two commercial properties, which are included in the 22 commercial real estate properties above, whose leases are classified as commercial loan and master lease investments.

Real Estate Operations:

●	A portfolio of subsurface mineral interests associated with approximately 370,000 surface acres in 19 counties in the State of Florida (“Subsurface Interests”); and

●	An inventory of historically owned mitigation credits as well as mitigation credits produced by the Company’s mitigation bank. The mitigation bank owns a 2,500 acre parcel of land in the western part of Daytona Beach, Florida and, pursuant to a mitigation plan approved by the applicable state and federal authorities, produces mitigation credits that are sold to developers of land in the Daytona Beach area for the purpose of enabling the developers to obtain certain regulatory permits for property development (the “Mitigation Bank”). Prior to the Interest Purchase (hereinafter defined in Note 8, “Investment in Joint Ventures”) completed on September 30, 2021, the Company held a 30% retained interest in the entity that owns the Mitigation Bank.

On December 10, 2021, the entity that held approximately 1,600 acres of undeveloped land in Daytona Beach, Florida (the “Land JV”), of which the Company previously held a 33.5% retained interest, completed the sale of all of its remaining land holdings for $66.3 million to Timberline Acquisition Partners, LLC an affiliate of Timberline Real Estate Partners (the “Land JV Sale”). Proceeds to the Company after distributions to the other member of the Land JV, and before taxes, were $24.5 million. Prior to the completion of the Land JV Sale, the Company was engaged in managing the Land JV, as further described in Note 6, “Related Party Management Services Business.” As a result of the Land JV Sale and corresponding dissolution of the Land JV, the Company no longer holds a retained interest in the Land JV as of December 31, 2021.

Our business also includes our investment in PINE. As of December 31, 2021, the fair value of our investment totaled $41.0 million, or 15.6% of PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

Discontinued Operations. The Company reports the historical financial position and results of operations of disposed businesses as discontinued operations when it has no continuing interest in the business. On October 16, 2019, the Company sold a controlling interest in its wholly owned subsidiary that held 5,300 acres of undeveloped land in Daytona Beach, Florida. On October 17, 2019, the Company sold its interest in the golf operations. For the year ended December 31, 2019, the Company has reported the historical financial position and the results of operations related to the Land JV and the golf operations as discontinued operations (see Note 25, “Assets and Liabilities Held for Sale and Discontinued Operations”). The cash flows related to discontinued operations have been disclosed. There were no discontinued operations during the years ended December 31, 2021 or 2020.

REIT CONVERSION

As of December 31, 2020, the Company had completed certain internal reorganization transactions necessary to begin operating in compliance with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year ended December 31, 2020.

On January 29, 2021, in connection with the REIT conversion, the Company completed the merger of CTO Realty Growth, Inc., a Florida corporation (“CTO FL”), with and into CTO NEWCO REIT, Inc., a wholly owned Maryland subsidiary of CTO FL (“CTO MD”), in order to reincorporate in Maryland and facilitate its ongoing compliance with the REIT requirements (the “Merger”).

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

NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other entities in which we have a controlling interest. Any real estate entities or properties included in the consolidated financial statements have been consolidated only for the periods that such entities or properties were owned or under control by us. All inter-company balances and transactions have been eliminated in the consolidated financial statements. As of December 31, 2021, the Company has an equity investment in PINE.

Prior to the Interest Purchase (hereinafter defined in Note 8, “Investment in Joint Ventures”) completed on September 30, 2021, the Company held a 30% retained interest in the entity that owns the Mitigation Bank. Additionally, prior to the Land JV Sale completed on December 10, 2021, the Company held a 33.5% retained interest in the Land JV. The Company concluded that these entities are variable interest entities, of which the Company is not the primary beneficiary and as a result, these entities were not consolidated. As of December 31, 2021, the Company had no remaining investments in joint ventures.

SEGMENT REPORTING

ASC Topic 280, Segment Reporting, establishes standards related to the manner in which enterprises report operating segment information. The Company operates in four primary business segments including income properties, management services, commercial loan and master lease investments, and real estate operations, as further discussed within Note 24, “Business Segment Data”.  The Company has no other reportable segments. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating and evaluating financial performance.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Cessation of LIBOR. In January 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-01 which is in response to concerns about structural risks of interbank offered rates (“IBORs”), and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in numerous jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The amendments in ASU 2021-01 are effective immediately and clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The Company believes it’s interest rate swaps, hereinafter described in Note 18, “Interest Rate Swaps”, meet the scope of Topic 848-10-15-3A and therefore, Company will be able to continue to apply a perfectly effective assessment method for each interest rate swap by electing the corresponding optional expedient for subsequent assessments.

Debt with Conversion and Other Options. In August 2020, the FASB issued ASU 2020-06 related to simplifying the accounting for convertible instruments by removing certain separation models for convertible instruments. Among other things, the amendments in the update also provide for improvements in the consistency in EPS calculations by amending the guidance by requiring that an entity use the if-converted method for convertible instruments. The amendments in ASU 2020-06 are effective for reporting periods beginning after December 15, 2021. The Company adopted ASU 2020-06 as of January 1, 2022, at which time, the Company’s diluted EPS calculation will include the dilutive impact of the 2025 Notes (hereinafter defined), irrespective of intended cash settlement. Further, the Company elected, upon adoption, to utilize the modified retrospective approach, negating the required restatement of EPS for periods prior to adoption.

Lease Modifications. In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of the COVID-19 Pandemic. In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions and, instead, treat the concession as if it was a part of the existing contract. This guidance is only applicable to lease concessions related to the COVID-19 Pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. As of and for the year ended December 31, 2020, the Company elected to not apply lease modification accounting with respect to rent deferrals as the concessions were related to the COVID-19 Pandemic and there was not a substantial increase in the lessor’s rights under the lease agreement. Accordingly, for leases in which deferred rent agreements were reached, the Company has continued to account for the lease by recognizing the normal straight-line rental income and as the deferred rents are repaid by the tenant, the straight-line receivable will be reduced. The Company did not enter into any deferred rent agreements related to the COVID-19 Pandemic during the year ended December 31, 2021. The portion of the straight-line adjustment related to COVID-19 concessions and subsequent repayments have been reflected separately in the Company’s statement of cash flows for the years ended December 31, 2021 and 2020. With respect to rent abatement agreements, lease modification accounting applies as an extended term was a part of such agreements, accordingly the Company re-calculated straight-line rental income for such leases to recognize over the new lease term.

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

Additionally, certain items in the prior period’s consolidated statements of operations have been reclassified to conform to the presentation as of and for the year ended December 31, 2019. Specifically, in the fourth quarter of 2019, the Company completed the sale of its remaining land holdings through the Magnetar Land Sale, hereinafter defined. Accordingly, the results of the real estate operations related to land sales have been classified as discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2019.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of December 31, 2021 include certain amounts over the Federal Deposit Insurance Corporation limits.

RESTRICTED CASH

Restricted cash totaled $22.7 million at December 31, 2021, of which $21.2 million is being held in various escrow accounts to be reinvested through the like-kind exchange structure into other income properties, $0.6 million is being held in an escrow account in connection with the Mitigation Bank as required by the applicable state and federal permitting authorities, and the remaining $0.9 million is being held in various escrow accounts related to certain tenant improvements and commissions payable.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at December 31, 2021 and 2020, approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s Credit Facility (hereinafter defined) as of December 31, 2021 and 2020, approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s fixed rate commercial loan and master lease investments, the 2026 Term Loan (hereinafter defined), the 2027 Term Loan (hereinafter defined), and convertible debt held as of December 31, 2021 and 2020 are measured at fair value based on current market rates for financial instruments with similar risks and maturities (see Note 10, “Fair Value of Financial Instruments”).

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

ACCOUNTS RECEIVABLE

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of accrued tenant reimbursable expenses and other tenant receivables. Receivables related to income property tenants totaled $0.9 million and $2.3 million as of December 31, 2021 and 2020, respectively. The $1.4 million decrease is primarily attributable to a decrease in estimated accrued receivables for variable lease payments including common area maintenance, insurance, real estate taxes and other operating expenses.

Accounts receivable related to real estate operations, which are classified in other assets on the consolidated balance sheets, totaled $1.1 million and $1.3 million as of December 31, 2021 and 2020, respectively. The accounts receivable as of December 31, 2021 and 2020 are primarily related to the reimbursement of certain infrastructure costs completed by the Company in conjunction with two land sale transactions that closed during the fourth quarter of 2015 as more fully described in Note 13, “Other Assets.”

As of December 31, 2021 and 2020, $0.3 million and $0.5 million was due from the buyer of the golf operations for the rounds surcharge the Company paid to the City of Daytona Beach, respectively.

The collectability of the aforementioned receivables shall be considered and adjusted through an allowance for credit losses pursuant to ASC 326, Financial Instruments-Credit Losses. As of December 31, 2021 and 2020, the Company recorded an allowance for doubtful accounts of $0.5 million.

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

LAND AND DEVELOPMENT COSTS

The carrying value of land and development costs includes the initial acquisition costs of land and improvements thereto. Subsurface Interests are also included in land and development costs. These costs are allocated to properties on a relative sales value basis and are charged to costs of sales as specific properties are sold. Due to the nature of the business, land and development costs have been classified as an operating activity on the consolidated statements of cash flows.

SALES OF REAL ESTATE

When income properties are disposed of, the related cost basis of the real estate, intangible lease assets, and intangible lease liabilities, net of accumulated depreciation and/or amortization, and any accrued straight-line rental income balance for the underlying operating leases are removed, and gains or losses from the dispositions are reflected in net income within gain on disposition of assets. In accordance with the FASB guidance, gains or losses on sales of real estate are generally recognized using the full accrual method.

Gains and losses on land sales, in addition to the sale of Subsurface Interests and mitigation credits, are accounted for as required by FASB ASC Topic 606, Revenue from Contracts with Customers. The Company recognizes revenue from such sales when the Company transfers the promised goods in the contract based on the transaction price allocated to the performance obligations within the contract. As market information becomes available, the underlying cost basis is analyzed and recorded at the lower of cost or market.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. Such properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the consolidated statement of operations. The amount of depreciation of property, plant, and equipment, exclusive of amortization related to intangible assets, recognized for the years ended December 31, 2021, 2020, and 2019, was $12.3 million, $11.3 million, and $9.9 million, respectively. No interest was capitalized during the years ended December 31, 2021, 2020, or 2019.

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

STOCK-BASED COMPENSATION

At the Annual Meeting of Stockholders of the Company held on April 28, 2010, the Company’s stockholders approved the Consolidated-Tomoka Land Co. 2010 Equity Incentive Plan (the “Original 2010 Plan”). At the Annual Meeting of Stockholders of the Company held on April 24, 2013, the Company’s stockholders approved an amendment and restatement of the entire Original 2010 Plan, which among other things, incorporated claw back provisions and clarified language regarding the shares available subsequent to forfeiture of any awards of restricted shares. At the Annual Meeting of Stockholders of the Company held on April 23, 2014, the Company’s stockholders approved an amendment to the Original 2010 Plan increasing the number of shares authorized for issuance by 240,000 shares, bringing the total number of shares authorized for issuance to 454,000. At the Annual Meeting of Stockholders of the Company held on April 25, 2018, the Company’s stockholders approved the Second Amended and Restated 2010 Equity Incentive Plan (the “Second A&R 2010 Plan”) which, among other things, increased the number of shares available thereunder to 720,000. At the Annual Meeting of Stockholders of the Company held on April 29, 2020, the Company’s stockholders approved an amendment to the Second A&R 2010 Plan increasing the number of shares authorized for issuance by 175,000 shares, bringing the total number of shares authorized for issuance to 895,000. On July 28, 2021, the Board approved the Third Amended and Restated 2010 Equity Incentive Plan to reflect the Company's name change to CTO Realty Growth, Inc. and the Company's reincorporation in Maryland (together with its predecessor plans, the “2010 Plan”). Awards under the 2010 Plan may be in the form of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, and performance units. Employees of the Company and its subsidiaries and non-employee directors may be selected by the Compensation Committee to receive awards under the 2010 Plan. The maximum number of shares of which stock awards may be granted under the 2010 Plan is 895,000 shares. No participant may receive awards during any one calendar year representing more than 50,000 shares of common stock. In no event will the number of shares of common stock issued under the plan upon the exercise of incentive stock options exceed 895,000 shares. These limits are subject to adjustments by the Compensation Committee as provided in the 2010 Plan for stock splits, stock dividends, recapitalizations, and other similar transactions or events. The 2010 Plan currently provides that it will expire on April 25, 2028 and that no awards will be granted under the plan after that date. All non-qualified stock option awards, restricted share awards, and performance share awards granted under the 2010 Plan were determined to be equity-based awards under FASB ASC Topic, Share-Based Payments.

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

INCOME TAXES

The Company elected to be taxed as a REIT for U.S. federal income tax purposes under the Code commencing with its taxable year ended December 31, 2020. The Company believes that, commencing with such taxable year, it has been organized and has operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws. The Company intends to continue to operate in such a manner. As a REIT, the Company will be subject to U.S. federal and state income taxation at corporate rates on its net taxable income; the Company, however, may claim a deduction for the amount of dividends paid to its stockholders. Amounts distributed as dividends by the Company will be subject to taxation at the stockholder level only. While the Company must distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to qualify as a REIT, the Company intends to distribute all of its net taxable income. The Company is allowed certain other non-cash deductions or adjustments, such as depreciation expense, when computing its REIT taxable income and distribution requirement. These deductions permit the Company to reduce its dividend payout requirement under U.S. federal income tax laws. Certain states may impose minimum franchise taxes. To comply with certain REIT requirements, the Company holds certain of its non-REIT assets and operations through taxable REIT subsidiaries (“TRSs”) and subsidiaries of TRSs, which will be subject to applicable U.S. federal, state and local corporate income tax on their taxable income. For the periods presented, the Company held a total of five TRSs subject to taxation. The Company’s TRSs will file tax returns separately as C-Corporations.

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

EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income attributable to common stockholders for the period by the weighted average number of shares outstanding for the period. Diluted earnings per common share are based on the assumption of the conversion of stock options using the treasury stock method at average cost for the periods, see Note 15, “Common Stock and Earnings Per Share.”

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.

The Company also has certain tenants within our income property portfolio that make up more than 10% of our geographic concentration and/or revenues, as described below:

●	Square Footage Concentrations. As of December 31, 2021, a total of 23%, 13%, 13%, 12%, and 16% of the Company’s income property portfolio, based on square footage, were located in the state of Florida, Georgia, New Mexico, North Carolina, and Texas, respectively. As of December 31, 2020, a total of 11%, 12%, 17%, 20%, and 26% of the Company’s income property portfolio, based on square footage, were located in the state of Georgia, Arizona, Texas, North Carolina, and Florida, respectively.
●	Tenant Concentrations. We did not have any tenants that accounted for more than 10% of total revenues as of December 31, 2021. Ashford Lane, the Company’s multi-tenant income property located in Atlanta, Georgia, and Beaver Creek Crossings, the Company’s multi-tenant income property located in Apex, North Carolina, accounted for 10.5% and 11.8%, respectively, of the total square footage of our income property portfolio as of December 31, 2021. We had one tenant, Wells Fargo, located in Raleigh, North Carolina, that accounted for 10.9% and 12.5% of our total revenue during the years ended December 31, 2020 and 2019, respectively. This property also represented 18.1% of the total square footage of our income property portfolio as of December 31, 2020.
●	Base Rent Concentrations. A total of 11%, 31%, 13%, and 16% of our base rent revenue during the year ended December 31, 2021 was generated from tenants located in Arizona, Florida, Georgia, and Texas, respectively.

NOTE 3.      REVENUE RECOGNITION

The following table summarizes the Company’s revenue from continuing operations by segment, major good and/or service, and the related timing of revenue recognition for the year ended December 31, 2021 (in thousands):

	Income Properties	Management Services	Commercial Loan and Master Lease Investments	Real Estate Operations	Total Revenues
Major Good / Service:
Lease Revenue - Base Rent	$41,151	$—	$—	$—	$41,151
Lease Revenue - CAM	3,791	—	—	—	3,791
Lease Revenue - Reimbursements	4,763	—	—	—	4,763
Lease Revenue - Billboards	6	—	—	—	6
Above / Below Market Lease Accretion	404	—	—	—	404
Contributed Leased Assets Accretion	236	—	—	—	236
Management Services	—	3,305	—	—	3,305
Commercial Loan and Master Lease Investments	—	—	2,861	—	2,861
Mitigation Credit Sales	—	—	—	708	708
Subsurface Revenue - Other	—	—	—	4,724	4,724
Land Sales Revenue	—	—	—	7,995	7,995
Interest and Other Revenue	328	—	—	—	328
Total Revenues	$50,679	$3,305	$2,861	$13,427	$70,272

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$—	$13,427	$13,427
Services Transferred Over Time	328	3,305	—	—	3,633
Over Lease Term	50,351	—	—	—	50,351
Commercial Loan and Master Lease Investments Related Revenue	—	—	2,861	—	2,861
Total Revenues	$50,679	$3,305	$2,861	$13,427	$70,272

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

NOTE 4.       INCOME PROPERTIES

Leasing revenue consists of long-term rental revenue from retail, office, and commercial income properties, and billboards, which is recognized as earned, using the straight-line method over the life of each lease. Lease payments below include straight-line base rental revenue as well as the non-cash accretion of above and below market lease amortization. The variable lease payments are primarily comprised of reimbursements from tenants for common area maintenance, insurance, real estate taxes, and other operating expenses.

The components of leasing revenue are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Leasing Revenue
Lease Payments	$41,791	$39,825	$37,431
Variable Lease Payments	8,888	10,128	4,525
Total Leasing Revenue	$50,679	$49,953	$41,956

Minimum future base rental revenue on non-cancelable leases subsequent to December 31, 2021, for the next five years ended December 31 are summarized as follows (in thousands):

Year Ending December 31,	Amounts
2022	$49,275
2023	47,369
2024	45,023
2025	43,658
2026	37,842
2027 and Thereafter (Cumulative)	168,754
Total	$391,921

2021 Acquisitions. During the year ended December 31, 2021, the Company acquired eight multi-tenant income properties for an aggregate purchase price of $249.1 million, or a total acquisition cost of $249.8 million including capitalized acquisition costs. Of the total acquisition cost, $78.0 million was allocated to land, $124.9 million was allocated to buildings and improvements, $49.7 million was allocated to intangible assets pertaining to the in-place lease value, leasing costs, and above market lease value, and $2.8 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 6.8 years at acquisition.

The properties acquired during the year ended December 31, 2021 are described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Purchase Price ($000's)	Percentage Leased at Acquisition	Remaining Lease Term at Acquisition Date (in years)
Jordan Landing	Multi-Tenant	West Jordan, UT	03/02/21	170,996	$20,000	100%	7.9
Eastern Commons	Multi-Tenant	Henderson, NV	03/10/21	133,304	18,500	96%	6.9
The Shops at Legacy	Multi-Tenant	Plano, TX	06/23/21	236,867	72,500	83%	6.9
Beaver Creek Crossings	Multi-Tenant	Apex, NC	12/02/21	320,732	70,500	97%	5.8
125 Lincoln & 150 Washington	Multi-Tenant	Santa Fe, NM	12/20/21	136,638	16,250	66%	2.7
369 N. New York Ave.	Multi-Tenant	Winter Park, FL	12/20/21	28,008	13,200	100%	5.0
The Exchange at Gwinnett	Multi-Tenant	Buford, GA	12/30/21	69,265	34,000	98%	10.7
Ashford Lane Outparcel (1)	Multi-Tenant	Atlanta, GA	12/30/21	15,681	4,100	19%	0.9
		Total / Weighted Average		1,111,491	$249,050		6.5
(1)	Represents a two-tenant outparcel to Ashford Lane, the Company’s multi-tenant income property located in Atlanta, Georgia.

During the year ended December 31, 2021, the Company sold one multi-tenant income property and 14 single-tenant income properties for a total disposition volume of $162.3 million. The sale of the properties generated aggregate gains of $28.2 million.

The income properties disposed of during the year ended December 31, 2021 are described below (in thousands):

Tenant Description	Tenant Type	Date of Disposition	Sales Price	Gain on Sale
World of Beer/Fuzzy's Taco Shop, Brandon, FL	Multi-Tenant	01/20/21	$2,310	$599
Moe's Southwest Grill, Jacksonville, FL (4)	Single-Tenant	02/23/21	2,541	109
Burlington, N. Richland Hills, TX	Single-Tenant	04/23/21	11,528	62
Staples, Sarasota, FL	Single-Tenant	05/07/21	4,650	662
CMBS Portfolio (1)	Single-Tenant	06/30/21	44,500	3,899
Chick-fil-A, Chandler, AZ (4)	Single-Tenant (2)	07/14/21	2,884	1,582
JPMorgan Chase Bank, Chandler, AZ (4)	Single-Tenant (2)	07/27/21	4,710	2,738
Fogo De Chao, Jacksonville, FL (4)	Single-Tenant (3)	09/02/21	4,717	866
Wells Fargo, Raleigh, NC	Single-Tenant	09/16/21	63,000	17,480
24 Hour Fitness, Falls Church, VA	Single-Tenant	12/16/21	21,500	212
Total			$162,340	$28,209
(1)	On June 30, 2021, the Company sold six single-tenant income properties (the “CMBS Portfolio”) to PINE for an aggregate purchase price of $44.5 million.
(2)	Represents a single-tenant outparcel to Crossroads Towne Center, the Company’s multi-tenant income property located in Chandler, Arizona.
(3)	Represents a single-tenant property at The Strand at St. Johns Town Center, the Company’s multi-tenant income property located in Jacksonville, Florida.
(4)	Property or outparcel represents a ground lease.

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

The properties acquired during the year ended December 31, 2020 are described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Purchase Price ($000's)	Percentage Leased at Acquisition	Remaining Lease Term at Acquisition Date (in years)
Crossroads Towne Center	Multi-Tenant	Chandler, AZ	01/24/20	254,109	$61,800	99%	5.0
Ashford Lane	Multi-Tenant	Atlanta, GA	02/21/20	268,572	75,435	80%	3.6
Sabal Pavilion	Single-Tenant	Tampa, FL	08/21/20	120,500	26,900	100%	5.6
Westland Gateway Plaza (1)	Single-Tenant	Hialeah, FL	09/25/20	108,029	21,000	100%	25.0
		Total / Weighted Average		751,210	$185,135		6.5
(1)

The lease with the Master Tenant in Hialeah (“Westland Gateway Plaza”) includes three tenant repurchase options. Pursuant to FASB ASC Topic 842, Leases, the $21.0 million investment has been recorded in the accompanying consolidated balance sheets as a commercial loan and master lease investment.

2020 Dispositions. During the year ended December 31, 2020, the Company sold 11 income properties and one vacant land parcel for a total disposition volume of $86.5 million. The sale of the properties generated aggregate gains of $8.6 million. In addition to the income property and vacant land parcel dispositions, the Company sold eight of its remaining nine billboard sites for a sales price of $1.5 million, resulting in a gain equal to the sales price.

The income properties disposed of during the year ended December 31, 2020 are described below (in thousands):

Tenant Description	Tenant Type	Date of Disposition	Sales Price	Gain (Loss) on Sale
CVS, Dallas, TX (1)	Single-Tenant	04/24/20	$15,222	$854
Wawa, Daytona Beach, FL (1)	Single-Tenant	04/29/20	6,002	1,769
JPMorgan Chase Bank, Jacksonville, FL (1)	Single-Tenant	06/18/20	6,715	959
7-Eleven, Dallas, TX	Multi-Tenant	06/26/20	2,400	(46)
Bank of America, Monterey, CA (1)	Single-Tenant	06/29/20	9,000	3,892
Wawa, Jacksonville, FL (1)	Single-Tenant	07/23/20	7,143	246
Carrabbas, Austin, TX	Single-Tenant	08/05/20	2,555	(84)
PDQ, Jacksonville, FL (1)	Single-Tenant	09/08/20	2,540	128
Macaroni Grill, Arlington, TX	Single-Tenant	10/13/20	2,500	68
Aspen Development, Aspen, CO	Single-Tenant	12/21/20	28,500	501
Outback, Austin, TX	Single-Tenant	12/23/20	3,402	222
Total			$85,979	$8,509
(1)	Property represents a ground lease.

2019 Acquisitions. During the year ended December 31, 2019, the Company acquired ten single-tenant income properties and one multi-tenant income property, for an aggregate purchase price of $164.7 million, or a total acquisition cost of $165.7 million including capitalized acquisition costs. Of the total acquisition cost, $45.6 million was allocated to land, $83.5 million was allocated to buildings and improvements, $23.4 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees and above market lease value, and $3.1 million was allocated to intangible liabilities for the below market lease value. The remaining $16.3 million was classified as a commercial loan investment as described in Note 5, “Commercial Loan and Master Lease Investments.” The weighted average amortization period for the intangible assets and liabilities was 9.7 years at acquisition.

2019 Dispositions. Twenty-one single-tenant income properties were disposed of during the year ended December 31, 2019 as follows:

●	On November 26, 2019, as part of PINE’s initial public offering (the “IPO”), the Company sold or contributed 20 single-tenant net-leased income properties to PINE and the PINE Operating Partnership for aggregate cash consideration of $125.9 million for 15 of the properties and an aggregate of 1,223,854 OP Units for five of the properties, with the OP Units having an initial value of $23.3 million, based on Alpine’s IPO price, resulting in a gain of $1.0 million, or $0.16 per share, after tax.

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

Additionally, three multi-tenant income properties, which were classified in Assets Held for Sale as of December 31, 2018, were disposed of during the year ended December 31, 2019 as described below.

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

2019 Leasing Activity. On July 16, 2019, the Company entered into a lease termination agreement (the “Termination Agreement”) with Cocina 214, the tenant of one of the Company’s beachfront restaurant properties located in Daytona Beach, Florida. Pursuant to the Termination Agreement, the Company agreed to fund Cocina 214 $1.0 million of their original contribution towards the completion of the building and tenant improvements and other personal property as described in Note 20, “Deferred Revenue.” Additionally, pursuant to the Termination Agreement, the Company collected the balance of unpaid rent totaling $0.3 million that was due through the date Cocina 214 vacated the property. Accordingly, the Company made a net payment to Cocina 214 of $0.7 million in August 2019.

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

The Company’s commercial loan and master lease investments were comprised of the following at December 31, 2021 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Carpenter Hotel – 400 Josephine Street, Austin, TX	July 2019	N/A	$16,250	$16,250	$17,189	N/A
Westland Gateway Plaza – Hialeah, FL	September 2020	N/A	21,085	21,085	21,148	N/A
Mortgage Note – 4311 Maple Avenue – Dallas, TX	October 2020	April 2023	400	400	394	7.50%
Mortgage Note – 110 N Beach Street – Daytona Beach, FL	June 2021	December 2022	364	364	364	10.00%
			$38,099	$38,099	$39,095

The Company’s commercial loan and master lease investments were comprised of the following at December 31, 2020 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Carpenter Hotel – 400 Josephine Street, Austin, TX	July 2019	N/A	$16,250	$16,250	$16,827	N/A
Westland Gateway Plaza – Hialeah, FL	September 2020	N/A	21,085	21,085	21,101	N/A
Mortgage Note – 4311 Maple Avenue – Dallas, TX	October 2020	April 2023	400	400	392	7.50%
			$37,735	$37,735	$38,320

The carrying value of the commercial loan and master lease investment portfolio at December 31, 2021 and 2020 consisted of the following (in thousands):

	As of
	December 31, 2021	December 31, 2020
Current Face Amount	$38,099	$37,735
Imputed Interest over Rent Payments Received	1,002	593
Unaccreted Origination Fees	(2)	(4)
CECL Reserve	(4)	(4)
Total Commercial Loan and Master Lease Investments	$39,095	$38,320

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

On September 25, 2020, the Company acquired a 108,000 square foot retail property in Hialeah, Florida for $21.0 million which is master-leased to a national retail developer (the “Master Tenant”) . The 25-year lease includes annual rent escalations as well as certain future purchase rights by the Master Tenant (“Westland Gateway Plaza Lease”). Pursuant to FASB ASC Topic 842, Leases, due to the future repurchase rights, the Westland Gateway Plaza Lease does not qualify for treatment as a property purchase and has been accounted for on the consolidated balance sheets as a commercial loan and master lease investment. The Company has imputed interest on the Westland Gateway Plaza Lease which is being recognized as interest income on commercial loan and master lease investments in the Company’s consolidated statements of operations.

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

NOTE 6.       RELATED PARTY MANAGEMENT SERVICES BUSINESS

Alpine Income Property Trust. Pursuant to the Company’s management agreement with PINE, the Company generates a base management fee equal to 0.375% per quarter of PINE’s total equity (as defined in the management agreement and based on a 1.5% annual rate), calculated and payable in cash, quarterly in arrears. The structure of the base fee provides the Company with an opportunity for the base fee to grow should PINE’s independent board members determine to raise additional equity capital in the future. The Company also has an opportunity to achieve additional cash flows as manager of PINE pursuant an annual incentive fee based on PINE’s total stockholder return exceeding an 8% cumulative annual hurdle rate (the “Outperformance Amount”) subject to a high-water mark price. PINE would pay the Company an incentive fee with respect to each annual measurement period in an amount equal to the greater of (i) $0.00 and (ii) the product of (a) 15% multiplied by (b) the Outperformance Amount multiplied by (c) the weighted average shares. No incentive fee was earned for the year ended December 31, 2021 or 2020.

During the years ended December 31, 2021, 2020, and 2019, the Company earned management fee revenue from PINE totaling $3.2 million, $2.6 million, and $0.3 million, respectively. Dividend income for the years ended December 31, 2021, 2020, and 2019 totaled $2.1 million, $1.7 million, and $0.1 million, respectively. The management fee revenue and dividend income for the year ended December 31, 2019 represents the initial stub period of PINE’s operations from November 26, 2019 to December 31, 2019. Management fee revenue from PINE, included in management services, and dividend income, included in investment and other income (loss), are reflected in the accompanying consolidated statements of operations.

The following table represents amounts due from PINE to the Company as of December 31, 2021 and December 31, 2020 which are included in other assets on the consolidated balance sheets (in thousands):

	As of
Description	December 31, 2021	December 31, 2020
Management Services Fee due From PINE	$913	$631
Dividend Receivable	330	—
Other	410	35
Total	$1,653	$666

On November 26, 2019, as part of PINE’s IPO, the Company sold PINE 15 properties for aggregate cash consideration of $125.9 million. In connection with the IPO, the Company contributed to the PINE Operating Partnership five properties in exchange for an aggregate of 1,223,854 OP Units, which had an initial value of $23.3 million. Additionally, on November 26, 2019, the Company purchased 394,737 shares of PINE common stock for a total purchase price of $7.5 million in a private placement and 421,053 shares of PINE common stock in the IPO for a total purchase price of $8.0 million.

On October 26, 2021, the Board authorized the purchase by the Company of up to $5.0 million in shares of common stock of PINE, at a weighted average price not to exceed $17.75 per share. During the year ended December 31, 2021, the Company purchased 8,088 shares of PINE common stock on the open market for a total of $0.1 million, or an average price of $17.65 per share. As of December 31, 2021, CTO owns, in the aggregate, 1,223,854 OP Units and 823,878 shares of PINE common stock, representing an investment totaling $41.0 million, or 15.6% of PINE’s outstanding equity.

During the three months ended June 30, 2021, PINE exercised its right to purchase the following properties from the Company pursuant to the Exclusivity and Right of First Offer Agreement (the “ROFO Agreement”) including, (i) the CMBS Portfolio for a purchase price of $44.5 million, and (ii) one single-tenant income property for a purchase price of $11.5 million.  In connection with the sale of the CMBS Portfolio, PINE assumed the related $30.0 million mortgage note payable which resulted in a loss on the extinguishment of debt of $0.5 million due to the write off of unamortized debt issuance costs. These sales were completed during the three months ended June 30, 2021.

Subsequent to December 31, 2021, on January 7, 2022, PINE exercised its right, pursuant to the ROFO Agreement, to purchase one single-tenant income property from the Company for a purchase price of $6.9 million (see Note 26, “Subsequent Events”).

Land JV. Prior to the Land JV Sale on December 10, 2021, pursuant to the terms of the operating agreement for the Land JV, the initial amount of the management fee was $20,000 per month. The management fee was evaluated quarterly and as land sales occurred in the Land JV, the basis for the Company’s management fee was reduced as the management fee was based on the value of real property that remained in the Land JV. The monthly management fee as of December 31, 2021 was $10,000 per month. The Company will not receive management fees from the Land JV subsequent to December 31, 2021.

During the years ended December 31, 2021, 2020, and 2019, the Company earned management fee revenue from the Land JV totaling $0.1 million, $0.2 million and $0.1 million, respectively, and was collected in full during the periods earned. The management fee revenue earned during the year ended December 31, 2019 represents the initial stub period of the Land JV’s operations from October 16, 2019 to December 31, 2019. Management fee revenue from the Land JV is included in management services in the accompanying consolidated statements of operations.

NOTE 7.       REAL ESTATE OPERATIONS

Real Estate Operations

Land and development costs at December 31, 2021 and 2020 were as follows (in thousands):

	As of
	December 31, 2021	December 31, 2020
Land and Development Costs	$358	$6,377
Subsurface Interests	334	706
Total Land and Development Costs	$692	$7,083

Revenue from continuing real estate operations consisted of the following for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	December 31,
	2021	2020	2019
Mitigation Credit Sales	$708	$6	$—
Subsurface Revenue - Other	4,724	638	748
Land Sales Revenue	7,995	—	—
Fill Dirt and Other Revenue	—	6	104
Total Real Estate Operations Revenue	$13,427	$650	$852

Daytona Beach Development. During the three months ended September 30, 2021, the Company entered into a purchase and sale agreement to sell a six-acre parcel of land with existing structures in downtown Daytona Beach and other contiguous parcels (the “Daytona Beach Development”) for a sales price of $6.25 million, which sale was completed on December 28, 2021, resulting in a gain of $0.2 million. The Daytona Beach Development, representing a substantial portion of an entire city block in downtown Daytona Beach adjacent to International Speedway Boulevard, a major thoroughfare in Daytona Beach, was acquired by the Company for $4.1 million. Prior to its disposition, the Company incurred $1.6 million in raze and entitlement costs related to the Daytona Beach Development.

Mitigation Credits. The Company owns mitigation credits and mitigation credit rights with an aggregate cost basis of $24.7 million as of December 31, 2021, representing a $22.1 million increase from the balance as of December 31, 2020. During the three months ended September 30, 2021, the Company completed the Interest Purchase, hereinafter defined in Note 8, “Investments in Joint Ventures”. As a result of the Interest Purchase, as of September 30, 2021, the Company owns 100% of the Mitigation Bank, and therefore its underlying assets, which includes an inventory of mitigation credits. Certain of the mitigation credits are currently available for sale with the remainder to become available as they are released to the Mitigation Bank by the applicable state and federal authorities pursuant to the completion of phases of the approved mitigation plans (“Mitigation Credit Rights”). At the time of the Interest Purchase on September 30, 2021, the Company’s cost basis in the newly acquired mitigation credits and Mitigation Credit Rights totaled $0.9 million and $21.6 million, respectively, which is comprised of (i) $15.6 million of the $18.0 million Interest Purchase allocated to the mitigation credit assets and (ii) the $6.9 million previously recorded value of the retained interest in the entity that owns the Mitigation Bank.

Revenues and the cost of sales of mitigation credit sales are reported as revenues from, and direct costs of, real estate operations, respectively, in the consolidated statements of operations. During the year ended December 31, 2021, the Company sold six mitigation credits for proceeds of $0.7 million with a cost basis of $0.5 million. Additionally, two mitigation credits with a cost basis of $0.1 million were accrued for as an expense during the year ended December 31, 2021, as such credits are to be provided to buyers of land at no cost. Mitigation credit sales totaled less than $0.1 million during the year ended December 31, 2020, which sales were offset by an aggregate charge to cost of sales totaling $3.1 million, comprised of (i) 42 mitigation credits with a cost basis of $2.9 million that were provided at no cost to buyers, (ii) the Company’s purchase of two mitigation credits for $0.2 million, and (iii) 31 mitigation credits with a cost basis of less than $0.1 million transferred to buyers of land previously sold and of which costs were accrued for in prior years at the time of the original land sale. There were no mitigation credit sales during the year ended December 31, 2019. Additionally, during the year ended December 31, 2020, the Company transferred 13.31 federal mitigation credits to the permit related to the land that gave rise to an environmental restoration matter that has been fully resolved as of December 31, 2021. These credits had an aggregate cost basis of $0.1 million and are included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2020.

Subsurface Interests. As of December 31, 2021, the Company owns 370,000 acres of Subsurface Interests. The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. The Company’s subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage, which revenues are included within real estate operations in the consolidated statements of operations. During the year ended December 31, 2021, the Company sold approximately 84,900 acres of subsurface oil, gas, and mineral rights for a sales price of $4.6 million. During the year ended December 31, 2020, the Company sold 345 acres of subsurface interests totaling $0.4 million. There were no subsurface sales during the year ended December 31, 2019.

Prior to September 2019, the Company leased certain of the Subsurface Interests to a mineral exploration organization for exploration. The lessee had previously exercised renewal options through the eighth year of the lease which ended on September 22, 2019. The Lessee elected not to renew the oil exploration lease beyond September 22, 2019. Lease income generated by the annual lease payments was recognized on a straight-line basis over the guaranteed lease term. For the year ended December 31, 2019, lease income of $0.6 million was recognized with no lease income recognized during the years ended December 31, 2021 and 2020.

During the years ended December 31, 2021, 2020, and 2019, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled less than $0.1 million during each respective year.

The Company is not prohibited from selling any or all of its Subsurface Interests. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee typically based on a percentage of the surface value. Should the Company complete a transaction to sell all or a portion of its Subsurface Interests or complete a release transaction, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments including income-producing properties. Cash payments for the release of surface entry rights totaled $0.1 million, $0.2 million, and $0.1 million during the years ended December 31, 2021, 2020, and 2019, respectively.

Land Impairments. There were no impairment charges on the Company’s undeveloped land holdings, or its income property portfolio, during the years ended December 31, 2021, 2020, or 2019. The $17.6 million impairment charge recognized during the year ended December 31, 2021, which is comprised of a $16.5 million charge during the three months ended June 30, 2021 and a $1.1 million charge during the three months ended December 31, 2021, is related to the Company’s previously held retained interest in the Land JV. The aggregate impairment charge of $17.6 million is a result of eliminating the investment in joint ventures based on the final proceeds received through distributions of the Land JV in connection with closing the sale of substantially all of the Land JV’s remaining land to Timberline Acquisition Partners, an affiliate of Timberline Real Estate Partners (“Timberline”), for a final sales price of $66.3 million.

Additionally, during the year ended December 31, 2020, the Company recognized an aggregate $7.2 million impairment charge comprised of a $0.1 million impairment charge on one of the land parcels included in the Daytona Beach Development and a $7.1 million impairment charge on the Company’s previously held retained interest in the Land LV. The $7.1 million impairment on the Company’s previously held retained interest in the Land JV was the result of a re-forecast of the anticipated undiscounted future cash flows to be received by the Company based on the estimated timing of future land sales from the Land JV.

Real Estate Operations – Discontinued Operations

As previously noted, the Land JV, of which the Company previously held a 33.5% retained interest, completed the sale of all of its remaining land holdings on December 10, 2021. From its inception on October 16, 2019 through December 31, 2021, the Land JV completed $147.0 million in land sales. Upon the closing of the sale of the Land JV's remaining assets to Timberline, the value of the Company’s previously held retained interest in the Land JV was realized in the form of proceeds, which totaled $24.5 million, to the Company after distributions to the other member of the Land JV.

Through December 31, 2021, the Company served as the manager of the Land JV and was responsible for day-to-day operations at the direction of the partners of the Land JV (the “JV Partners”). All major decisions and certain other actions taken by the manager were approved by the unanimous consent of the JV Partners (the “Unanimous Actions”). Unanimous Actions included such matters as the approval of pricing for all land parcels in the Land JV; approval of contracts for the sale of land that contain material revisions to the standard purchase contract of the Land JV; entry into any lease agreement affiliated with the Land JV; entering into listing or brokerage agreements; approval and amendment of the Land JV’s operating budget; obtaining financing for the Land JV; admission of additional members; and dispositions of the Land JV’s real property for amounts less than market value.

On October 16, 2019,  the Company sold a controlling interest in its wholly owned subsidiary that held 5,300 acres of undeveloped land in Daytona Beach, Florida (the “Magnetar Land Sale”). The following summarized information is provided regarding land sales activity prior to October 2019.

Revenue from discontinued real estate operations consisted of the following for the year ended December 31, 2019 (in thousands):

December 31, 2019
Land Sales Revenue	$10,975
Agriculture	68
Total Real Estate Operations Revenue	$11,043

2019 Land Sales. During the year ended December 31, 2019, the Company completed five land sales transactions, including: (i) the Magnetar Land Sale, for total proceeds of $97.0 million; (ii) two transactions with Unicorp Development representing 23.6 acres and generating aggregate proceeds of $7.1 million; (iii) the sale of 38 acres for total proceeds of $0.7 million, and (iv) a land sale to NADG for 13 acres generating proceeds of $3.0 million. In total, during 2019, the Company sold 5,400 acres generating proceeds of $108.0 million. Including the $48.9 million recognized on the previously held retained interest in the Land JV, gains of $133.0 million, or $20.60 per share, after tax, were recognized.

NOTE 8. INVESTMENT IN JOINT VENTURES

The Company has no investments in joint ventures as of December 31, 2021. The Company’s investment in joint ventures were as follows as of December 31, 2020 (in thousands):

As of
December 31, 2020
Land JV	$41,765
Mitigation Bank JV	6,912
Total Investment in Joint Ventures	$48,677

Land JV. The Company’s previously held retained interest in the Land JV represented a notional 33.5% stake in the venture, the value of which was realized in the form of distributions based on the timing and the amount of proceeds achieved when the land was ultimately sold by the Land JV. As of September 30, 2021, the Land JV had completed $80.7 million in land sales since its inception in mid-October 2019. On December 10, 2021, the Land JV completed the sale of all of its remaining land holdings to Timberline for $66.3 million. Proceeds to the Company after distributions to the other member of the Land JV, and before taxes, were $24.5 million.

Through December 31, 2021, the Company served as the manager of the Land JV and was responsible for day-to-day operations at the direction of the JV Partners. All Unanimous Actions taken by the manager were approved by the unanimous consent of the JV Partners. Pursuant to the Land JV’s operating agreement, the Land JV paid the manager a management fee in the initial amount of $20,000 per month. The management fee was evaluated quarterly, and as land sales occurred in the Land JV, the basis for our management fee was reduced as the management fee was based on the value of real property that remained in the Land JV. The monthly management fee as of December 31, 2021, was $10,000 per month.

Prior to the Land JV Sale, the investment in joint ventures on the Company’s consolidated balance sheets included the Company’s previously held ownership interest in the Land JV. We concluded the Land JV to be a variable interest entity and therefore, it was accounted for under the equity method of accounting as the Company was not the primary beneficiary as defined in FASB ASC Topic 810, Consolidation. The significant factors related to this determination included, but were not limited to, the Land JV being jointly controlled by the members through the use of unanimous approval for all material actions. Under the guidance of FASB ASC 323, Investments-Equity Method and Joint Ventures, the Company used the equity method to account for the Land JV investment.

During the year ended December 31, 2021, the Company recognized impairment charges on its previously held retained interest in the Land JV totaling $17.6 million. The aggregate $17.6 million impairment on the previously held retained interest in the Land JV, is comprised of a $16.5 million charge during the three months ended June 30, 2021 and a $1.1 million charge during the three months ended December 31, 2021, which is a result of eliminating the investment in joint ventures based on the final proceeds received through distributions of the Land JV in connection with the sale of the Land JV’s remaining land.

Additionally, during the year ended December 31, 2020, the Company recognized an impairment on its previously held retained interest in the Land JV totaling $7.1 million. The $7.1 million impairment on the Company’s previously held retained interest in the Land JV is the result of a re-forecast of the then anticipated undiscounted future cash flows to be received by the Company based on the estimated timing of future land sales from the Land JV.

The following table provides summarized financial information of the Land JV as of December 31, 2020 (in thousands). No balances remain as of December 31, 2021 as a result of the Land JV Sale, the liquidation of the Land JV’s assets, and the dissolution of the underlying entities:

As of
December 31, 2020
Assets, Cash and Cash Equivalents	$802
Assets, Receivables and Prepaid Expenses	117
Assets, Investment in Land Assets	5,658
Total Assets	$6,577

Liabilities, Accounts Payable, Accrued Expenses, Deferred Revenue	$228
Equity	$6,349
Total Liabilities & Equity	$6,577

The following table provides summarized financial information of the Land JV for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Revenues	$67,367	$65,446	$14,635
Direct Cost of Revenues	(8,867)	(13,012)	(1,268)
Operating Income	$58,500	$52,434	$13,367
Other Operating Expenses	(376)	(462)	(90)
Net Income	$58,124	$51,972	$13,277

The Company’s share of the Land JV’s net income (loss) was zero for the years ended December 31, 2021, 2020, and 2019. Pursuant to ASC 323, certain adjustments are made when calculating the Company’s share of net income, including adjustments required to reflect the investor’s share of changes in investee’s capital to reflect distributions from the venture. Additionally, basis differences are also considered. The Company recorded the initial retained interest in the Land JV of $48.9 million at the estimated fair market value based on the relationship of the $97.0 million sales price of the 66.5% equity interest to the 33.5% retained interest. The Land JV recorded the assets contributed by the Company at carry-over basis pursuant to ASC 845 which states that transfers of nonmonetary assets should typically be recorded at the transferor’s historical cost basis. Accordingly, the Company’s basis difference in the 33.5% retained equity interest was evaluated each quarter upon determining the Company’s share of the Land JV’s net income. As a result of the Land JV Sale, the liquidation of the Land JV’s assets, and the dissolution of the underlying entities, such evaluation was and will no longer be required as of and subsequent to December 31, 2021.

Mitigation Bank. The mitigation bank transaction completed in June 2018 consisted of the sale of a 70% interest in the entity that owns the Mitigation Bank (the “Mitigation Bank JV”). The purchaser of the 70% interest in the Mitigation Bank JV was comprised of certain funds and accounts managed by an investment advisor subsidiary of BlackRock, Inc. (“BlackRock”). The Company retained a 30% non-controlling interest in the Mitigation Bank JV. A third-party was retained by the Mitigation Bank JV as the day-to-day manager of the Mitigation Bank JV property, responsible for the maintenance, generation, tracking, and other aspects of wetland mitigation credits. Prior to September 30, 2021, the investment in joint ventures included on the Company’s consolidated balance sheets included $6.9 million related to the fair market value of the 30% retained interest in the Mitigation Bank JV.

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

The following tables provide summarized financial information of the Mitigation Bank JV as of December 31, 2020 (in thousands). No balances remain as of December 31, 2021 as a result of the Interest Purchase:

As of
December 31, 2020
Assets, Cash and Cash Equivalents	$1,890
Assets, Prepaid Expenses	20
Assets, Investment in Mitigation Credit Assets	1,409
Assets, Property, Plant, and Equipment—Net	14
Total Assets	$3,333

Liabilities, Accounts Payable, Accrued Liabilities	$17
Equity	$3,316
Total Liabilities & Equity	$3,333

The following table provides summarized financial information of the Mitigation Bank JV for the years ended December 31, 2021, 2020 and 2019 (in thousands).

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Revenues	$512	$4,109	$1,922
Direct Cost of Revenues	(16)	(167)	(76)
Operating Income	$496	$3,942	$1,846
Other Operating Expenses	(162)	(175)	(197)
Net Income	$334	$3,767	$1,649

The Company’s share of the Mitigation Bank JV’s net income (loss) was zero for the years ended December 31, 2021, 2020, and 2019. Pursuant to ASC 323, certain adjustments are made when calculating the Company’s share of net income, including adjustments required to reflect the investor’s share of changes in investee’s capital to reflect distributions from the venture. Additionally, basis differences are also considered. The Company recorded the initial retained interest in the Mitigation Bank JV of $6.8 million in June 2018 at the estimated fair market value based on the relationship of the $15.3 million sales price of the 70% equity interest to the 30% retained interest. The Mitigation Bank JV recorded the assets contributed by the Company at carry-over basis pursuant to ASC 845 which states that transfers of nonmonetary assets should typically be recorded at the transferor’s historical cost basis. Accordingly, the Company’s basis difference in the 30% retained equity interest was evaluated each quarter upon determining the Company’s share of the Mitigation

Bank JV’s net income. As a result of the Interest Purchase, such evaluation was and will no longer be required as of and subsequent to December 31, 2021.

NOTE 9.       INVESTMENT SECURITIES

As of December 31, 2019 and 2020, the Company owned 815,790 shares of PINE common stock which were acquired in connection with the IPO. During the year ended December 31, 2021, the Company purchased an additional 8,088 shares of PINE common stock on the open market for a total of $0.1 million, or an average price of $17.65 per share. As of December 31, 2021, the Company owns, in the aggregate, 2.05 million shares of PINE, or 15.6% of PINE’s total shares outstanding for an investment value of $41.0 million, which total includes 1.2 million OP Units, or 9.3%, which the Company received in exchange for the contribution of certain income properties to the PINE Operating Partnership, in addition to 823,878 shares of common stock owned by the Company, or 6.3%. The Company has elected the fair value option related to the aggregate investment in securities of PINE pursuant to ASC 825, otherwise such investments would have been accounted for under the equity method.

The Company calculates the unrealized gain or loss based on the closing stock price of PINE at each respective balance sheet date. The unrealized, non-cash gains and losses resulting from the changes in the closing stock price of PINE are included in investment and other income (loss) in the consolidated statements of operations for years ended December 31, 2021, 2020, and 2019.

The Company’s available-for-sale securities as of December 31, 2021 and 2020 are summarized below (in thousands):

	Cost	Unrealized Gains in Investment Income	Unrealized Losses in Investment Income	Estimated Fair Value (Level 1 Inputs)
December 31, 2021
Common Stock	$15,643	$868	$—	$16,511
Operating Units	23,253	1,273	—	24,526
Total Equity Securities	38,896	2,141	—	41,037
Total Available-for-Sale Securities	$38,896	$2,141	$—	$41,037

December 31, 2020
Common Stock	$15,500	$—	$(3,271)	$12,229
Operating Units	23,253	—	(4,908)	18,345
Total Equity Securities	38,753	—	(8,179)	30,574
Total Available-for-Sale Securities	$38,753	$—	$(8,179)	$30,574

NOTE 10.       FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at December 31, 2021 and 2020 (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$8,615	$8,615	$4,289	$4,289
Restricted Cash - Level 1	$22,734	$22,734	$29,536	$29,536
Commercial Loan and Master Lease Investments - Level 2	$39,095	$39,109	$38,320	$38,318
Long-Term Debt - Level 2	$278,273	$288,000	$273,830	$282,884

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

The following table presents the fair value of assets (liabilities) measured on a recurring basis by level as of December 31, 2021 and 2020 (in thousands). See Note 18, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Cash Flow Hedge - 2026 Term Loan Interest Rate Swap (1)	$727	$—	$727	$—
Cash Flow Hedge - 2026 Term Loan Interest Rate Swap (2)	$240	$—	$240	$—
Cash Flow Hedge - 2027 Term Loan Interest Rate Swap (3)	$550	$—	$550	$—
Investment Securities	$41,037	$41,037	$—	$—
December 31, 2020
Cash Flow Hedge - Credit Facility Interest Rate Swap (4)	$(1,772)	$—	$(1,772)	$—
Cash Flow Hedge - 2026 Term Loan Interest Rate Swap (1)	$(50)	$—	$(50)	$—
Cash Flow Hedge - Mortgage Note Payable Interest Rate Swap (5)	$(88)	$—	$(88)	$—
Investment Securities	$30,574	$30,574	$—	$—
(1)

Effective March 10, 2021, the Company redesignated the interest rate swap, entered into as of August 31, 2020, to fix LIBOR and achieve a fixed interest rate of 0.22% plus the applicable spread on the $50.0 million 2026 Term Loan, hereinafter defined.

(2)

Effective August 31, 2021, the Company utilized an interest rate swap to fix LIBOR and achieve a fixed interest rate of 0.77% plus the applicable spread on the remaining $15.0 million outstanding principal balance on the 2026 Term Loan, hereinafter defined.

(3)

Effective November 5, 2021 the Company redesignated the interest rate swap, entered into as of March 31, 2020, to fix LIBOR and achieve a fixed interest rate of 0.73% plus the applicable spread on the $100.0 million 2027 Term Loan, hereinafter defined.

(4)

Effective March 31, 2020, the Company utilized an interest rate swap to fix LIBOR and achieve a fixed interest rate of 0.73% plus the applicable spread on $100.0 million of the outstanding balance on the Credit Facility, hereinafter defined, which interest rate swap was redesignated to the 2027 Term Loan, hereinafter defined, effective November 5, 2021 (see note 3 above).

(5)	Effective March 12, 2021, in connection with the payoff of the $23.2 million variable-rate mortgage loan secured by Wells Fargo in Raleigh, North Carolina, the interest rate swap was terminated.

No assets were measured on a non-recurring basis as of December 31, 2021 or 2020.

NOTE 11.       INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of December 31, 2021 and 2020 (in thousands):

	As of
	December 31, 2021	December 31, 2020
Intangible Lease Assets:
Value of In-Place Leases	$59,293	$44,558
Value of Above Market In-Place Leases	23,216	10,604
Value of Intangible Leasing Costs	18,456	13,285
Sub-total Intangible Lease Assets	100,965	68,447
Accumulated Amortization	(21,473)	(18,271)
Sub-total Intangible Lease Assets—Net	79,492	50,176
Intangible Lease Liabilities (Included in Accrued and Other Liabilities):
Value of Below Market In-Place Leases	(6,942)	(36,817)
Sub-total Intangible Lease Liabilities	(6,942)	(36,817)
Accumulated Amortization	1,341	12,654
Sub-total Intangible Lease Liabilities—Net	(5,601)	(24,163)
Total Intangible Assets and Liabilities—Net	$73,891	$26,013

During the year ended December 31, 2021, the value of in-place leases increased by $14.7 million, the value of above-market in-place leases increased by $12.6 million, the value of intangible leasing costs increased by $5.2 million, and the value of below-market in-place leases decreased by $29.9 million. Such increases reflect 2021 acquisitions, net of 2021 dispositions. Net accumulated amortization decreased by $14.5 million, for a net increase during the year ended December 31, 2021 of $47.9 million. The $29.9 million decrease in the value of below market in-place leases is primarily attributable to the disposition of the Company’s office property in Raleigh, North Carolina leased to Wells Fargo (“Wells Fargo Raleigh”), which unamortized below market in-place lease value was $31.6 million prior to its disposition during the three months ended September 30, 2021. As of December 31, 2020, $19.9 million of the total below market in-place lease value was related to Wells Fargo Raleigh.

The following table reflects the net amortization of intangible assets and liabilities during the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Amortization Expense	$8,264	$7,805	$5,854
Accretion to Income Properties Revenue	(404)	(1,754)	(2,383)
Net Amortization of Intangible Assets and Liabilities	$7,860	$6,051	$3,471

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Amount	Future Accretion to Income Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
2022	$9,506	$1,893	$11,399
2023	9,392	1,917	11,309
2024	9,381	2,002	11,383
2025	7,554	2,049	9,603
2026	6,438	1,905	8,343
2027 and Thereafter	18,250	3,604	21,854
Total	$60,521	$13,370	$73,891

As of December 31, 2021, the weighted average amortization period of total intangible assets and liabilities was 7.8 years and 8.7 years, respectively.

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

There were no impairment charges on the Company’s undeveloped land holdings, or its income property portfolio, during the years ended December 31, 2021, 2020, or 2019. The $17.6 million impairment charge recognized during the year ended December 31, 2021, which is comprised of a $16.5 million charge during the three months ended June 30, 2021 and a $1.1 million charge during the three months ended December 31, 2021, is related to the Company’s previously held retained interest in the Land JV. The aggregate impairment charge of $17.6 million is a result of eliminating the investment in joint ventures based on the final proceeds received through distributions of the Land JV in connection with closing the sale of the Land JV’s remaining land.

Additionally, during the year ended December 31, 2020, the Company recognized an aggregate $7.2 million impairment charge comprised of a $0.1 million impairment charge on one of the land parcels included in the Daytona Beach Development and a $7.1 million impairment charge on the Company’s previously held retained interest in the Land LV. The $7.1 million impairment on the Company’s previously held retained interest in the Land JV was the result of a re-forecast of the anticipated undiscounted future cash flows to be received by the Company based on the estimated timing of future land sales from the Land JV.

NOTE 13.       OTHER ASSETS

Other assets consisted of the following as of December 31, 2021 and 2020 (in thousands):

	As of
	December 31, 2021	December 31, 2020
Income Property Tenant Receivables	$885	$2,330
Income Property Straight-line Rent Adjustment and COVID-19 Deferral Balance	5,180	4,686
Operating Leases - Right-of-Use Asset	168	246
Golf Rounds Surcharge	338	454
Cash Flow Hedge - Interest Rate Swap	1,543	—
Infrastructure Reimbursement Receivables	1,080	1,336
Prepaid Expenses, Deposits, and Other	3,526	1,693
Due from Alpine Income Property Trust, Inc.	1,653	666
Financing Costs, Net of Accumulated Amortization	524	769

Total Other Assets	$14,897	$12,180

Income Property Straight-Line Rent Adjustment. As of December 31, 2021 and 2020, the straight-line rent adjustment includes a balance of $0.1 million and $1.0 million of deferred rent related to the COVID-19 Pandemic, respectively. Pursuant to the interpretive guidance issued by the FASB in April 2020 on lease modifications, for leases in which deferred rent agreements were reached, the Company has continued to account for the lease concessions by recognizing the normal straight-line rental income and as the deferred rents are repaid by the tenant, the straight-line receivable will be reduced.

Infrastructure Reimbursement Receivables. As of December 31, 2021 and 2020, the infrastructure reimbursement receivables were all related to the land sales within the Tomoka Town Center. The balance as of December 31, 2021 consisted of $0.8 million due from Tanger for infrastructure reimbursement to be repaid in five remaining annual installments of approximately $0.2 million each, net of a discount of $0.1 million, and $0.3 million due from Sam’s Club for infrastructure reimbursement to be repaid in three remaining annual installments of $0.1 million each, net of a discount of $0.03 million.

NOTE 14.       EQUITY

REIT CONVERSION MERGER

As a result of the Merger, as described in Note 1, “Organization”, the Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share. Prior to the Merger, the Company’s common stock had a par value of $1.00 per share. Accordingly, a $7.2 million adjustment to reduce common stock with a corresponding increase to additional paid-in capital was made during the three months ended March 31, 2021 and is reflected in the accompanying consolidated statements of stockholders’ equity.

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

ATM PROGRAM

On April 30, 2021, the Company implemented a $150.0 million “at-the-market” equity offering program (the “ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock.  The Company was not active under the ATM Program during the year ended December 31, 2021.

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

The following details the public offering (in thousands, except per share data):

Series	Dividend Rate	Issued	Shares Outstanding	Gross Proceeds	Net Proceeds	Dividend per Share	Earliest Redemption Date
Series A	6.375%	July 2021	3,000,000	$75,000	$72,428	$0.3984	July 2026

DIVIDENDS

The Company elected to be taxed as a REIT for U.S. federal income tax purposes under the Code commencing with its taxable year ended December 31, 2020. In order to maintain its qualification as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate U.S. federal income taxes payable by the Company. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows.

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

The following table outlines dividends declared and paid for each issuance of CTO’s stock during the years ended December 31, 2021, 2020, and 2019 (in thousands, except per share data):

	Year Ended
	December 31, 2021	December 31, 2020		December 31, 2019
Series A Preferred Stock
Dividends	$2,325	$—		$—
Per Share	$0.77	$—		$—

Common Stock
Dividends	$23,580	$64,665	(1)	$2,198
Per Share	$4.00	$13.88	(1)	$0.44

(1)

Represents the aggregate of (i) $1.90 per share of regular cash dividends totaling $8.9 million and (ii) $11.98 per share Special Distribution totaling $55.8 million, of which $5.6 million was paid in cash.

NOTE 15.       COMMON STOCK AND EARNINGS PER SHARE

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

The following is a reconciliation of basic and diluted earnings per common share for each of the periods presented (in thousands, except share and per share data):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net Income Attributable to Common Stockholders	$27,615	$78,509	$114,973

Weighted Average Shares Outstanding	5,892,270	4,704,877	4,991,656
Common Shares Applicable to Stock Options Using the Treasury Stock Method	—	—	6,387
Total Shares Applicable to Diluted Earnings Per Share	5,892,270	4,704,877	4,998,043

Per Share Information:
Basic
Income From Continuing Operations Attributable to Common Stockholders	$4.69	$16.69	$3.32
Income From Discontinued Operations (Net of Income Tax) Attributable to Common Stockholders	—	—	19.71
Basic Net Income per Share Attributable to Common Stockholders	$4.69	$16.69	$23.03

Diluted
Income From Continuing Operations Attributable to Common Stockholders	$4.69	$16.69	$3.32
Income From Discontinued Operations (Net of Income Tax) Attributable to Common Stockholders	—	—	19.68
Diluted Net Income per Share Attributable to Common Stockholders	$4.69	$16.69	$23.00

There were no potentially dilutive securities for years ended December 31, 2021, 2020, or 2019. The effect of 2,497, 39,558, and 7,500 potentially dilutive securities were not included for the years ended December 31, 2021, 2020 and 2019, respectively, as the effect would be anti-dilutive.

The Company intends to settle its 3.875% Convertible Senior Notes due 2025 (the “2025 Notes”) in cash upon conversion with any excess conversion value to be settled in shares of our common stock. Pursuant to ASC 260, Earnings per Share, the Company has overcome the presumption of share settlement and, therefore, there is no dilutive impact for the year ended December 31, 2021. The Company adopted ASU 2020-06 as of January 1, 2022, at which time, the Company’s diluted EPS calculation will include the dilutive impact of the 2025 Notes, irrespective of intended cash settlement. Further, the Company elected, upon adoption, to utilize the modified retrospective approach, negating the required restatement of EPS for periods prior to adoption.

NOTE 16.       SHARE REPURCHASES

Prior to March 31, 2021, repurchases of the Company’s common stock were returned to treasury. As a result of the Merger and pursuant to Maryland state law, the Company’s treasury stock ceased to be outstanding and was returned to unissued status. Accordingly, a $77.5 million adjustment to eliminate treasury stock with a corresponding decrease to additional paid-in capital was made during the year ended December 31, 2021 and is reflected in the accompanying consolidated statements of stockholders’ equity.

In February 2020, the Company’s Board approved a $10.0 million stock repurchase program (the “$10.0 Million Repurchase Program”). During the year ended December 31, 2020, the Company repurchased 88,565 shares of its common stock on the open market for a total cost of $4.1 million, or an average price per share of $46.29. During the year ended December 31, 2021, the Company repurchased 40,553 shares of its common stock on the open market for a total cost of $2.2 million, or an average price per share of $54.48. The $10.0 Million Repurchase Program does not have an expiration date.

NOTE 17.       LONG-TERM DEBT

As of December 31, 2021, long-term debt, at face value, totaled $283.0 million, which was comprised of (i) $67.0 million outstanding under our revolving credit facility (the “Credit Facility”), (ii) the $65.0 million term loan (the “2026 Term Loan”), (iii) the $100.0 million term loan (the “2027 Term Loan”), and (iv) the $51.0 million principal amount of 2025 Notes.

The long-term debt, at face value, of $283.0 million at December 31, 2021, represented an increase of $2.5 million from the balance of $280.5 million at December 31, 2020. The $2.5 million increase in long-term debt was due to the impact of (i) the origination of the $50.0 million 2026 Term Loan under the Company’s Credit Facility and subsequent exercise of the accordion option of $15.0 million, (ii) the origination of the $100.0 million 2027 Term Loan under the Company’s Credit Facility, (iii) the net repayments on the Credit Facility totaling $97.9 million, (iv) assumption of the $30.0 million fixed-rate mortgage note by the buyer in connection with the disposition of the CMBS Portfolio during the second quarter of 2021, (v) the payoff of the $23.2 million variable-rate mortgage note, and (vi) the repurchase of $11.4 million aggregate amount of the 2025 Notes.

As of December 31, 2021, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt	Maturity Date	Interest Rate
Credit Facility	$67,000	May 2023	30-day LIBOR + [1.35% - 1.95%]
2026 Term Loan (1)	65,000	March 2026	30-day LIBOR + [1.35% - 1.95%]
2027 Term Loan (2)	100,000	January 2027	30-day LIBOR + [1.35% - 1.95%]
3.875% Convertible Senior Notes due 2025	51,034	April 2025	3.875%
Total Long-Term Face Value Debt	$283,034
(1)	The Company utilized interest rate swaps on the $65.0 million 2026 Term Loan balance, including (i) its redesignation of the existing $50.0 million interest rate swap, entered into as of August 31, 2020, and (ii) a $15.0 million interest rate swap effective August 31, 2021, to fix LIBOR and achieve a weighted average fixed interest rate of 0.35% plus the applicable spread (see Note 18, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps).
(2)	Effective November 5, 2021 the Company redesignated the interest rate swap, entered into as of March 31, 2020, to fix LIBOR and achieve a fixed interest rate of 0.73% plus the applicable spread on the $100.0 million 2027 Term Loan balance (see Note 18, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps).

Credit Facility. The Credit Facility, with Bank of Montreal (“BMO”) as the administrative agent for the lenders thereunder, is unsecured with regard to our income property portfolio but is guaranteed by certain wholly owned subsidiaries of the Company. The Credit Facility bank group is led by BMO and also includes Truist Bank and Wells Fargo. On September 7, 2017, the Company executed the second amendment and restatement of the Credit Facility (the “2017 Amended Credit Facility”). As a result of the March 2021 Revolver Amendment, as defined below, The Huntington National Bank was added as a lender to the Company’s Credit Facility.

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

On March 10, 2021, the Company entered into the sixth amendment to the 2017 Amended Credit Facility (the “March 2021 Revolver Amendment”). The March 2021 Revolver Amendment included, among other things, (i) increase of the revolving credit commitment from $200.0 million to $210.0 million, (ii) addition of the 2026 Term Loan in the aggregate amount of $50.0 million, (iii) updates to certain financing rate provisions provided therein, and (iv) joinder of The Huntington National Bank as a 2026 Term Loan lender and Credit Facility lender. The March 2021 Revolver Amendment also includes accordion options that allow the Company to request additional 2026 Term Loan lender commitments up to a total of $150.0 million and additional Credit Facility lender commitments up to a total of $300.0 million. During the three months ended June 30, 2021, the Company exercised the 2026 Term Loan accordion option for $15.0 million, increasing total lender commitments to $65.0 million.

On November 5, 2021, the Company entered into the seventh amendment to the 2017 Amended Credit Facility (the “November 2021 Revolver Amendment”). The November 2021 Revolver Amendment included, among other things, (i) addition of the 2027 Term Loan in the aggregate amount of $100.0 million and (ii) joinder of KeyBank National Association, Raymond James Bank, and Synovus Bank as 2027 Term Loan lenders. The November 2021 Revolver Amendment also includes an accordion option that allows the Company to request additional term loan lender commitments up to a total of $400.0 million in the aggregate.

At December 31, 2021, the current commitment level under the Credit Facility was $210.0 million. The available borrowing capacity under the Credit Facility was $143.0 million, based on the level of borrowing base assets. As of December 31, 2021, the Credit Facility had a $67.0 million balance outstanding.

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

Mortgage Notes Payable. On March 12, 2021, the Company repaid its $23.2 million variable-rate mortgage note payable and terminated the associated rate swap utilized to achieve a fixed interest rate of 3.17%. On June 30, 2021, the Company’s $30.0 million fixed-rate mortgage note payable was assumed by the buyer in connection with the disposition of the CMBS Portfolio during the second quarter of 2021. There are no mortgage notes payable as of December 31, 2021.

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

During the year ended December 31, 2020, the Company repurchased $12.5 million aggregate principal amount of 2025 Notes at a $2.6 million discount, resulting in a gain on extinguishment of debt of $1.1 million. All such repurchases were made during first and second quarter of 2020. During the year ended December 31, 2021, the Company repurchased $11.4 million aggregate principal amount of 2025 Notes at a $1.6 million premium, resulting in a loss on extinguishment of debt of $2.9 million. Following the repurchase, $51.0 million aggregate principal amount of the 2025 Notes remains outstanding at December 31, 2021.

The 2025 Notes represent senior unsecured obligations of the Company and pay interest semi-annually in arrears on each April 15th and October 15th, commencing on April 15, 2020, at a rate of 3.875% per annum. The 2025 Notes mature on April 15, 2025 and may not be redeemed by the Company prior to the maturity date. The conversion rate for the 2025 Notes was initially 12.7910 shares of the Company’s common stock per $1,000 of principal of the 2025 Notes (equivalent to an initial conversion price of $78.18 per share of the Company’s common stock). The initial conversion price of the 2025 Notes represented a premium of 20% to the $65.15 closing sale price of the Company’s common stock on the NYSE American on January 29, 2020. If the Company’s Board increases the quarterly dividend above the $0.13 per share in place at issuance, the conversion rate is adjusted with each such increase in the quarterly dividend amount. After the fourth quarter 2021 dividend, the conversion rate is equal to 19.4453 shares of common stock for each $1,000 principal amount of 2025 Notes, which represents an adjusted conversion price of $51.43 per share of common stock. At the maturity date, the 2025 Notes are convertible into cash, common stock or a combination thereof, subject to various conditions, at the Company’s option. Should certain corporate transactions or events occur prior to the stated maturity date, the Company will increase the conversion rate for a holder that elects to convert its 2025 Notes in connection with such corporate transaction or event.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their 2025 Notes for conversion prior to January 15, 2025 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of 2025 Notes, or specified corporate events including a change in control of the Company. The Company may not redeem the 2025 Notes prior to the stated maturity date and no sinking fund is provided for the 2025 Notes. The 2025 Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the 2025 Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with U.S. GAAP, the 2025 Notes were accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the 2025 Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the 2025 Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. As of December 31, 2021, the unamortized debt discount of our 2025 Notes was $3.6 million.

Long-term debt consisted of the following (in thousands):

	December 31, 2021		December 31, 2020
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$67,000	$—	$164,845	$—
2026 Term Loan	65,000	—	—	—
2027 Term Loan	100,000	—	—	—
Mortgage Note Payable (Originated with Wells Fargo)	—	—	30,000	—
Mortgage Note Payable (Originated with Wells Fargo)	—	—	23,183	23,183
3.875% Convertible Senior Notes, net of Discount	47,469	—	56,296	—
Financing Costs, net of Accumulated Amortization	(1,196)	—	(494)	—
Total Long-Term Debt	$278,273	$—	$273,830	$23,183

Payments applicable to reduction of principal amounts as of December 31, 2021 will be required as follows (in thousands):

Year Ending December 31,	Amount
2022	$—
2023	67,000
2024	—
2025	51,034
2026	65,000
2027 and Thereafter	100,000
Total Long-Term Debt - Face Value	$283,034

The carrying value of long-term debt as of December 31, 2021 consisted of the following (in thousands):

Total
Current Face Amount	$283,034
Unamortized Discount on Convertible Debt	(3,565)
Financing Costs, net of Accumulated Amortization	(1,196)
Total Long-Term Debt	$278,273

In addition to the $1.2 million of financing costs, net of accumulated amortization included in the table above, as of December 31, 2021, the Company also had financing costs, net of accumulated amortization related to the Credit Facility of $0.5 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the Company’s accompanying consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Interest Expense	$7,065	$9,005	$10,665
Amortization of Deferred Financing Costs	586	454	444
Amortization of Discount on Convertible Notes	1,278	1,379	1,357
Total Interest Expense	$8,929	$10,838	$12,466

Total Interest Paid	$7,274	$9,716	$10,782

The Company was in compliance with all of its debt covenants as of December 31, 2021 and 2020.

NOTE 18.       INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the year ended December 31, 2021. Accordingly, the changes in fair value on the interest rate swaps have been classified in accumulated other comprehensive income (loss). The fair value of the interest rate swap agreements are included in other assets and accrued and other liabilities, respectively, on the consolidated balance sheets. Information related to the Company’s interest rate swap agreements are noted below (in thousands):

Hedged Item	Effective Date	Maturity Date	Rate	Amount	Fair Value as of December 31, 2021
2026 Term Loan (1)	3/10/2021	3/29/2024	0.22% + applicable spread	$50,000	$753
2026 Term Loan (2)	3/29/2024	3/10/2026	1.51% + applicable spread	$50,000	$(26)
2026 Term Loan	8/31/2021	3/10/2026	0.77% + applicable spread	$15,000	$240
2027 Term Loan (3)	11/5/2021	3/29/2024	0.73% + applicable spread	$100,000	$352
2027 Term Loan (4)	3/29/2024	1/31/2017	1.42% + applicable spread	$100,000	$198
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

(3)

Effective November 5, 2021, the Company redesignated the interest rate swap, entered into as of March 31, 2020, that previously hedged $100.0 million of the outstanding principal balance on the Credit Facility.

(4)

The interest rate swap agreement hedges the identical $100.0 million portion of the 2027 Term Loan borrowing under different terms and commences concurrent to the interest rate agreement maturing on March 29, 2024.

NOTE 19.       ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following (in thousands):

	As of
	December 31, 2021	December 31, 2020
Accrued Property Taxes	$813	$945
Reserve for Tenant Improvements	5,457	1,353
Tenant Security Deposits	1,942	824
Accrued Construction Costs	190	1,783
Accrued Interest	431	602
Environmental Reserve	81	106
Cash Flow Hedge - Interest Rate Swaps	26	1,910
Operating Leases - Liability	198	245
Other	3,983	1,322
Total Accrued and Other Liabilities	$13,121	$9,090

Reserve for Tenant Improvements. In connection with the 2021 acquisitions, the Company received, an aggregate $6.7 million from the sellers of the properties for tenant improvement allowances, leasing commissions and other capital improvements. These amounts are included in accrued and other liabilities on the consolidated balance sheets.  Through December 31, 2021, payments totaling $1.2 million were made, leaving a remaining reserve for tenant improvements of $5.5 million.

Environmental Reserve. During the year ended December 31, 2014, the Company accrued an environmental reserve of $0.1 million in connection with an estimate of additional costs required to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida, on which environmental remediation work had previously been performed. The Company engaged legal counsel who, in turn, engaged environmental engineers to review the site and the prior monitoring test results. During the year ended December 31, 2015, their review was completed, and the Company made an additional accrual of $0.5 million, representing the low end of the range of possible costs estimated by the engineers to be between $0.5 million and $1.0 million to resolve this matter subject to the approval of the state department of environmental protection (the “FDEP”). The FDEP issued a Remedial Action Plan Modification Approval Order (the

“FDEP Approval”) in August 2016 which supports the approximate $0.5 million accrual made in 2015. The Company is implementing the remediation plan pursuant to the FDEP Approval. During the fourth quarter of 2017, the Company made an additional accrual of less than $0.1 million for the second year of monitoring as the low end of the original range of estimated costs was increased for the amount of monitoring now anticipated. Since the total accrual of $0.7 million was made, $0.6 million in costs have been incurred through December 31, 2021, leaving a remaining accrual of less than $0.1 million.

NOTE 20.       DEFERRED REVENUE

Deferred revenue consisted of the following (in thousands):

	As of
	December 31, 2021	December 31, 2020
Prepaid Rent	$3,921	$2,684
Tenant Contributions	574	625
Other Deferred Revenue	10	10
Total Deferred Revenue	$4,505	$3,319

NOTE 21.       STOCK-BASED COMPENSATION

SUMMARY OF STOCK-BASED COMPENSATION

A summary of share activity for all equity classified stock compensation during the year ended December 31, 2021, is presented below:

Type of Award	Shares Outstanding at 1/1/2021	Granted Shares	Vested / Exercised Shares	Expired Shares	Forfeited Shares	Shares Outstanding at 12/31/2021
Equity Classified - Performance Share Awards - Peer Group Market Condition Vesting	55,851	48,134	(17,418)	—	(8,449)	78,118
Equity Classified - Market Condition Restricted Shares - Stock Price Vesting	22,000	—	—	(22,000)	—	—
Equity Classified - Three Year Vest Restricted Shares	38,479	43,050	(21,220)	—	(8,806)	51,503
Equity Classified - Non-Qualified Stock Option Awards	80,000	20,332	(78,791)	—	—	21,541
Total Shares	196,330	111,516	(117,429)	(22,000)	(17,255)	151,162

As contemplated under the terms of the 2010 Plan, on January 20, 2021, in order to address the dilutive effect of the stock component of the Special Distribution that was paid to the Company’s stockholders on December 21, 2020 in connection with the Company’s REIT conversion, the Board’s Compensation Committee made an equitable adjustment (the “Equitable Adjustment”) to certain of  the awards outstanding as of December 31, 2020. Accordingly, during the three months ended March 31, 2021, the 111,516 shares granted  includes 46,237 shares attributable to the Equitable Adjustment which resulted in no incremental compensation cost.

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

Amounts recognized in the financial statements for stock-based compensation are as follows (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Total Cost of Share-Based Plans Charged Against Income Before Tax Effect	$3,168	$2,786	$2,688

Income Tax Expense Recognized in Income	$—	$(678)	$(681)

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

As of December 31, 2021, there was $1.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the outstanding performance share awards, which will be recognized over a remaining weighted average period of 1.7 years.

A summary of the activity for these awards during the years ended December 31, 2021, 2020, and 2019 is presented below:

Performance Shares With Market Conditions	Shares	Wtd. Avg. Fair Value
Non-Vested at January 1, 2019	28,080	$66.29
Granted	21,195	$64.66
Vested	—	—
Expired	—	—
Forfeited	—	—
Non-Vested at December 31, 2019	49,275	$65.59
Granted	26,441	$55.82
Vested	(12,635)	$55.66
Expired	—	—
Forfeited	(7,230)	$63.81
Non-Vested at December 31, 2020	55,851	$63.44
Granted	48,134	$32.04
Vested	(17,418)	$58.30
Expired	—	—
Forfeited	(8,449)	$47.04
Non-Vested at December 31, 2021	78,118	$47.01

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

As of December 31, 2021, there is no unrecognized compensation cost related to market condition restricted stock.

A summary of the activity for these awards during the years ended December 31, 2021, 2020, and 2019 is presented below:

Market Condition Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value
Non-Vested at January 1, 2019	22,000	$41.71
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Non-Vested at December 31, 2019	22,000	$41.71
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Non-Vested at December 31, 2020	22,000	$41.71
Granted	—	—
Vested	—	—
Expired	(22,000)	$41.71
Forfeited	—	—
Non-Vested at December 31, 2021	—	—

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

As of December 31, 2021, there was $1.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three-year vest non-vested restricted shares, which will be recognized over a remaining weighted average period of 1.7 years.

A summary of the activity for these awards during the years ended December 31, 2021, 2020, and 2019 is presented below:

Three Year Vest Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value Per Share
Non-Vested at January 1, 2019	34,952	$58.07
Granted	20,696	$58.78
Vested	(18,053)	$54.43
Expired	—	—
Forfeited	—	—
Non-Vested at December 31, 2019	37,595	$60.21
Granted	23,451	$55.89
Vested	(18,054)	$59.69
Expired	—	—
Forfeited	(4,513)	$60.14
Non-Vested at December 31, 2020	38,479	$57.82
Granted	43,050	$35.47
Vested	(21,220)	$48.55
Expired	—	—
Forfeited	(8,806)	$46.59
Non-Vested at December 31, 2021	51,503	$44.88

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

A summary of the activity for these awards during the years ended December 31, 2021, 2020, and 2019 is presented below:

Non-Qualified Stock Option Awards	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	80,000	$55.63
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2019	80,000	$55.63
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2020	80,000	$55.63
Granted	20,332	—
Exercised	(78,791)	$44.63
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2021	21,541	$43.37	3.21	$388,837
Exercisable at January 1, 2021	80,000	$55.63	4.26	—
Exercisable at December 31, 2021	21,541	$43.37	3.21	$388,837

The total intrinsic value of options exercised during the year ended December 31, 2021 totaled $0.9 million. As of December 31, 2021, there is no unrecognized compensation cost related to non-qualified, non-vested stock option awards.

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

During the years ended December 31, 2021, 2020, and 2019, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.5 million or 10,922 shares, $0.5 million or 10,128 shares, and $0.5 million, or 9,004 shares, respectively. The expense recognized during the years ended December 31, 2021, 2020, and 2019 includes the Annual Award received during the first quarter of each year which totaled $0.2 million, $0.1 million, and $0.2 million, respectively.

NOTE 22.       INCOME TAXES

The Company elected to be taxed as a REIT for U.S. federal income tax purposes under the Code commencing with its taxable year ended December 31, 2020. The Company believes that, commencing with such taxable year, it has been organized and has operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws. The Company intends to continue to operate in such a manner. As a REIT, the Company will be subject to U.S. federal and state income taxation at corporate rates on its net taxable income; the Company, however, may claim a deduction for the amount of dividends paid to its stockholders. Amounts distributed as dividends by the Company will be subject to taxation at the stockholder level only. While the Company must distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to qualify as a REIT, the Company intends to distribute all of its net taxable income. The Company is allowed certain other non-cash deductions or adjustments, such as depreciation expense, when computing its REIT taxable income and distribution requirement. These deductions permit the Company to reduce its dividend payout requirement under U.S. federal income tax laws. Certain states may impose minimum franchise taxes. To comply with certain REIT requirements, the Company holds certain of its non-REIT assets and operations through taxable REIT subsidiaries (“TRSs”) and subsidiaries of TRSs, which will be subject to applicable U.S. federal, state and local corporate income tax on their taxable income. For the periods presented, the Company held a total of five TRSs subject to taxation. The Company’s TRSs will file tax returns separately as C-Corporations.

As a result of the Company’s election to be taxed as a REIT, during the year ended December 31, 2020, an $82.5 million deferred tax benefit was recorded to de-recognize the deferred tax assets and liabilities associated with the entities included in the REIT. A significant portion of the deferred tax benefit recognized related to the de-recognition of deferred tax liabilities resulting from Code Section 1031 like-kind exchanges (“1031 Exchanges”). The Company will be subject to corporate income taxes related to assets held by it that are sold during the 5-year period following the date of conversion to the extent such sold assets had a built-in gain as of January 1, 2020. The Company generally does not intend to dispose of any REIT assets after the REIT conversion within the 5-year period, unless various tax planning strategies, including 1031 Exchanges or other deferred tax structures are available to mitigate the built-in gain tax liability of conversion.

Total income tax benefit (expense) are summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income Tax (Expense) Benefit from Continuing Operations	$3,079	$83,499	$(5,472)
Income Tax Expense from Discontinued Operations	—	—	(32,641)
Total Consolidated Income Tax Benefit (Expense)	$3,079	$83,499	$(38,113)

The provisions for income tax benefit (expense) from continuing operations are summarized as follows (in thousands):

	2021		2020		2019
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$235	$2,362	$341	$70,106	$(225)	$(4,974)
State	44	438	63	12,989	20	(293)
Total	$279	$2,800	$404	$83,095	$(205)	$(5,267)

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

The sources of these differences and the related deferred income tax assets (liabilities) are summarized as follows (in thousands):

	Deferred Tax
	2021	2020
Deferred Income Tax Assets
Capital Loss Carryforward	$2,249	$—
Net Operating Loss Carryforward	291	1,103
Gross Deferred Income Tax Assets	2,540	1,103
Less - Valuation Allowance	(2,249)	—
Net Deferred Income Tax Assets	291	1,103
Deferred Income Tax Liabilities
Basis Differences in Joint Ventures	—	(4,624)
Basis Differences in Mitigation Credit Assets	(774)	—
Total Deferred Income Tax Liabilities	(774)	(4,624)
Net Deferred Income Tax Liabilities	$(483)	$(3,521)

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. We consider past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2021 and 2020, the Company has $0.3 million and $1.1 million in net operating loss (“NOL”) carryforwards, respectively. The Tax Cuts and Jobs Act allows for indefinite carryforwards for all NOLs generated in taxable years beginning after December 31, 2017. Additionally, there is no taxable income limitation, thus allowing an NOL carryforward to fully offset taxable income in tax years beginning before January 1, 2021. Accordingly, as of December 31, 2021 and 2020, no valuation allowance was considered necessary related to the Company’s NOL carryforwards. As of December 31, 2021, the Company had a capital loss carryforward totaling $9.0 million related to the elimination of the Company’s interest in the Land JV. The Company does not currently anticipate being able to utilize the capital loss carryforward and accordingly, has allowed for the $2.2 million deferred tax asset in full as of December 31, 2021.

Following is a reconciliation of the income tax computed at the federal statutory rate of 21% for 2021, 2020, and 2019, individually, for continuing operations (in thousands):

	Year Ended December 31,
	2021		2020		2019
Income Tax (Expense) Benefit Computed at Federal Statutory Rate	$4,408	16.4%	$971	(19.5)%	$(4,410)	(20.0)%
Increase (Decrease) Resulting from:
State Income Tax, Net of Federal Income Tax Benefit	936	3.5%	180	(3.6)%	(1,076)	(5.0)%
Income Tax on Permanently Non-Deductible Items	—	0.0%	(112)	2.2%	(86)	(0.4)%
Tax Benefit due to De-Recognition of REIT Deferred Tax Liabilities	—	0.0%	82,460	(1652.6)%	—	0.0%
Valuation Allowance	(2,216)	(8.2)%	—	0.0%	—	0.0%
Other Reconciling Items	(49)	(0.2)%	—	0.0%	100	0.5%
Benefit (Expense) for Income Taxes	$3,079	11.5%	$83,499	(1673.4)%	$(5,472)	(24.9)%

The effective income tax rate assumes a blended rate for estimated state and local taxes on its income and property. The effective income tax rate for the years ended December 31, 2021, 2020, and 2019, including the discontinued operations, was 11.5%, 1673.4%, and (24.9)%, respectively. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. The year ended December 31, 2021 included the impact of the capital loss carryforward valuation allowance. The year ended December 31, 2020 included the impact for the discrete event described above related to the de-recognition of the deferred tax assets and liabilities associated with the entities included in the REIT. There were no discrete events during the year ended December 31, 2019.

For prior taxable years through the year ended December 31, 2020, the Company has filed a consolidated income tax return in the United States Federal jurisdiction and the states of Alabama, Arizona, California, Colorado, Florida, Georgia, Maryland, Massachusetts, Nevada, New Mexico, New York, North Carolina, Oregon, Texas, Virginia, Washington, and Wisconsin. The Internal Revenue Service (“IRS”) has audited the federal tax returns through the year 2012, with all proposed adjustments settled. The Florida Department of Revenue has audited the Florida tax returns through the year 2014, with all proposed adjustments settled. For the years ended December 31, 2021, 2020, and 2019, the Company recognized no uncertain tax positions or accrued interest and penalties for uncertain tax positions. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision (benefit) in the applicable period.

Income taxes totaling $0.4 million, $5.0 million, and $2.5 million were paid during the years ended December 31, 2021, 2020, and 2019, respectively. Additionally, income taxes totaling less than $0.1 million and $0.7 million were refunded during the years ended December 31, 2021 and 2019, respectively, with no income taxes refunded during the year ended December 31, 2020.

NOTE 23.       COMMITMENTS AND CONTINGENCIES

MINIMUM FUTURE RENTAL PAYMENTS

The Company leases, as lessee, certain equipment under operating leases. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2021, are summarized as follows (in thousands):

Year Ending December 31,	Amounts
2022	$132
2023	47
2024	12
2025	7
2026	—
2027 and Thereafter (Cumulative)	—
Total	$198

Rental expense under all operating leases amounted to $0.1 million, $0.1 million, and $0.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.

LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Buc-ee’s. On March 31, 2021, the Company and its wholly-owned subsidiary, Indigo Development LLC, a Florida limited liability company (collectively, “CTO”) filed a Complaint for Declaratory Relief in the Circuit Court, Seventh Judicial Circuit, in and for Volusia County, Florida (Case No. 2021-30415-CICI) against Buc-ee’s Ltd., a Texas limited partnership (“Buc-ee’s”), in connection with a dispute over funds deposited in escrow by CTO in the amount of $0.8 million (the “Escrowed Funds”). The Escrowed Funds were deposited simultaneously with CTO’s sale to Buc-ee’s in March 2018 of 35 acres of real property located in Daytona Beach, Volusia County, Florida (the “Buc-ee’s Parcel”). Pursuant to a post-closing escrow agreement between CTO and Buc-ee’s, the Escrowed Funds were to be released to CTO once CTO had obtained certain wetlands-related permits for the benefit of a portion of the Buc-ee’s Parcel. CTO was ultimately successful in obtaining the permits, although the permits were issued later than originally contemplated by the escrow agreement. Buc-ee’s was aware of and acquiesced to CTO’s continuing efforts and expenditures in obtaining the permits, including after the date originally contemplated in the escrow agreement; however, not until after the permits were issued did Buc-ee’s inform CTO that Buc-ee’s would not agree to release the Escrowed Funds to CTO. CTO’s complaint sought a declaratory judgment determining the parties’ entitlement to the Escrowed Funds and to reimburse CTO for its costs associated with seeking legal relief. On October 29, 2021, the Company entered into a settlement agreement with Buc-ee’s whereby the Company received $0.6 million of the Escrowed Funds, which revenue is included within real estate operations in the consolidated statements of operations.

CONTRACTUAL COMMITMENTS – EXPENDITURES

The Company has committed to fund the following capital improvements. The improvements, which are related to several properties, are estimated to be generally completed within twelve months. These commitments, as of December 31, 2021, are as follows (in thousands):

As of December 31, 2021
Total Commitment (1)	$19,737
Less Amount Funded	(5,041)
Remaining Commitment	$14,696
(1)	Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

OFF-BALANCE SHEET ARRANGEMENTS

None.

OTHER MATTERS

None.

NOTE 24.       BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, management services, commercial loan and master lease investments, and real estate operations. The management services segment consists of the revenue generated from managing PINE and the Land JV.

Our income property operations consist of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 86% and 80.0% of our identifiable assets as of December 31, 2021 and 2020, respectively, and 72.1%, 88.6%, and 93.4% of our consolidated revenues for the years ended December 31, 2021, 2020, and 2019, respectively. Our management fee income consists of the management fees earned for the management of PINE and the Land JV. As of December 31, 2021, our commercial loan and master lease investments portfolio consisted of two commercial loan investments and two commercial properties whose leases are classified as commercial loan and master lease investments. Our continuing real estate operations consists of revenues generated from leasing and royalty income from our interests in subsurface oil, gas, and mineral rights, and the generation and sale of mitigation credits.

The Company evaluates segment performance based on operating income. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in different segments for the years ended December 31, 2021, 2020, and 2019 is as follows (in thousands):

	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Revenues:
Income Properties	$50,679	$49,953	$41,956
Management Fee Income	3,305	2,744	304
Interest Income From Commercial Loan and Master Lease Investments	2,861	3,034	1,829
Real Estate Operations	13,427	650	852
Total Revenues	$70,272	$56,381	$44,941
Operating Income (Loss):
Income Properties	$36,864	$37,965	$34,955
Management Fee Income	3,305	2,744	304
Interest Income From Commercial Loan and Master Lease Investments	2,861	3,034	1,829
Real Estate Operations	4,812	(2,573)	748
General and Corporate Expense	(31,783)	(30,630)	(25,615)
Impairment Charges	(17,599)	(9,147)	—
Gain on Disposition of Assets	28,316	9,746	21,978
Gain (Loss) on Extinguishment of Debt	(3,431)	1,141	—
Total Operating Income	$23,345	$12,280	$34,199
Depreciation and Amortization:
Income Properties	$20,561	$19,036	$15,774
Corporate and Other	20	27	23
Total Depreciation and Amortization	$20,581	$19,063	$15,797
Capital Expenditures:
Income Properties	$256,456	$188,849	$166,684
Commercial Loan and Master Lease Investments	364	7,150	18,047
Discontinued Real Estate Operations	—	—	2,791
Corporate and Other	34	30	4
Total Capital Expenditures	$256,854	$196,029	$187,526

Identifiable assets of each segment as of December 31, 2021 and 2020 are as follows (in thousands):

	As of
	December 31, 2021	December 31, 2020
Identifiable Assets:
Income Properties	$630,747	$531,325
Management Services	1,653	700
Commercial Loan and Master Lease Investments	39,095	38,321
Real Estate Operations	26,512	59,717
Discontinued Real Estate Operations	—	833
Corporate and Other	35,132	35,804
Total Assets	$733,139	$666,700

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

The Management Services segment had no capital expenditures as of December 31, 2021, 2020 or 2019.

NOTE 25. ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets and liabilities held for sale as of December 31, 2021 and 2020 are summarized below (in thousands).

	As of December 31, 2021
	Land JV	Income Properties	Total Assets Held for Sale
Plant, Property, and Equipment—Net	$—	$6,016	$6,016
Intangible Lease Assets - Net	—	704	704
Total Assets Held for Sale	$—	$6,720	$6,720

	As of December 31, 2020
	Land JV	Income Properties	Total Assets (Liabilities) Held for Sale
Restricted Cash	$833	$—	$833
Total Assets Held for Sale	$833	$—	$833

Deferred Revenue	$(831)	$—	$(831)
Total Liabilities Held for Sale	$(831)	$—	$(831)

Deferred Revenue on Land Sales. In conjunction with the land sale to Buc-ee’s in March 2018, the Company funded an escrow account for $0.8 million related to the portion of the acreage sold for which the Company was obligated to perform wetlands mitigation. As a result of the Company’s obligation, $0.8 million of the sales price collected at closing was deferred and the revenue was to be recognized upon the Company’s performance of the obligation. See Note 23, “Commitments and Contingencies” for further discussion related to the release of the Escrowed Funds during the year ended December 31, 2021.

There were no discontinued operations for the years ended December 31, 2021 and 2020. The following is a summary of discontinued operations for the year ended December 31, 2019 (in thousands):

Year Ended
December 31, 2019
Golf Operations Revenue	$4,097
Golf Operations Direct Cost of Revenues	(5,259)
Loss From Operations	(1,162)
Gain on Disposition of Assets	15
Loss From Discontinued Operations Before Income Tax	(1,147)
Income Tax Benefit	291
Loss From Discontinued Operations (Net of Income Tax)	$(856)

Land Operations Revenue	$11,043
Land Operations Direct Cost of Revenues	(6,405)
Income From Operations	4,638
Gain on Disposition of Assets	127,518
Income From Discontinued Operations Before Income Tax	132,156
Income Tax Expense	(32,932)
Income From Discontinued Operations (Net of Income Tax)	$99,224

Total Income From Discontinued Operations (Net of Income Tax)	$98,368

NOTE 26.     SUBSEQUENT EVENTS

The Company reviewed all subsequent events and transactions through February 24, 2022, the date the consolidated financial statements were issued.

Income Property Disposition

On January 5, 2022, the Company entered into a purchase and sale agreement with PINE for the sale of one single-tenant, net leased property located in Oceanside, New York, and occupied by Party City, for a purchase price of $6.9 million. The disposition was completed on January 7, 2022.

Commercial Loan Investment

On January 26, 2022, the Company originated a construction loan secured by the property and improvements to be constructed thereon for the second phase of The Exchange at Gwinnett project located in Buford, Georgia of an amount up to $8.7 million (the “Construction Loan”). Funding of the loan will occur as the borrower completes the underlying construction. The Construction Loan matures on January 26, 2024, has a one-year extension option, bears a fixed interest rate of 7.25%, and requires payments of interest only prior to maturity. At closing, a loan origination fee of $0.1 million was received by the Company.

There were no other reportable subsequent events or transactions.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2021

(In thousands)

							Costs Capitalized
			Initial Cost to Company				Subsequent to Acquisition
Description	Encumbrances		Land		Buildings & Improvements		Improvements		Carrying Costs
Income Properties:	$		$		$		$		$
245 Riverside, Jacksonville, FL		—		6,020		14,240		2,033		—
Westcliff Shopping Center, Fort Worth, TX		—		10,521		4,196		287		—
Crabby's Oceanside, Daytona Beach, FL		—		5,836		4,249		45		—
LandShark Bar & Grill, Daytona Beach, FL		—		5,836		4,577		10		—
Chuy's, Jacksonville, FL		—		5,504		—		—		—
Fidelity, Albuquerque, NM		—		5,739		29,537		12		—
Firebirds Wood Fired Grill, Jacksonville, FL		—		4,203		—		—		—
General Dynamics, Reston, VA		—		7,530		9,068		—		—
Party City Corporation, Oceanside, NY		—		2,965		3,289		—		—
The Strand at St. Johns Town Center, Jacksonville, FL		—		12,551		36,431		204		—
Crossroads Towne Center, Chandler, AZ		—		9,592		41,717		199		—
Ashford Lane, Atlanta, GA		—		37,717		33,422		825		—
Sabal Pavilion, Tampa, FL		—		3,265		20,629		—		—
Jordan Landing, West Jordan, UT		—		10,529		5,752		—		—
Eastern Commons, Henderson, NV		—		7,894		8,575		—		—
The Shops at Legacy, Plano, TX		—		22,008		27,192		87		—
Beaver Creek Crossings, Apex, NC		—		21,383		39,194		—		—
125 Lincoln & 150 Washington, Santa Fe, NM		—		459		12,525		—		—
369 N. New York Ave., Winter Park, FL		—		8,524		5,139		—		—
The Exchange at Gwinnett, Buford, GA		—		4,450		25,300		—		—
		$—		$192,526		$325,032		$3,702		$—
(1)	The aggregate cost, net of deferred tax liabilities, of Income Properties, Land, Buildings, and Improvements for Federal income tax purposes at December 31, 2021 is approximately $290.8 million.
(2)	The company also owns two commercial properties whose leases are classified as a commercial loan and master lease investment pursuant to U.S. GAAP and, accordingly, are included on Schedule IV, Mortgage Loans on Real Estate.

Gross Amount at Which

Carried at Close of Period

December 31, 2021

(In thousands)

	Land	Buildings	Total	Accumulated Depreciation	Date of Completion of Construction	Date Acquired	Life
Income Properties:
245 Riverside, Jacksonville, FL	$6,020	$16,273	$22,293	$4,177	N/A	07/16/15	43 Yrs.
Westcliff Shopping Center, Fort Worth, TX	10,521	4,483	15,004	2,086	N/A	03/01/17	10 Yrs.
Crabby's Oceanside, Daytona Beach, FL	5,836	4,294	10,130	919	01/25/18	N/A	40 Yrs.
LandShark Bar & Grill, Daytona Beach, FL	5,836	4,587	10,423	869	01/25/18	N/A	40 Yrs.
Chuy's, Jacksonville, FL	5,504	—	5,504	—	N/A	10/10/18	N/A
Fidelity, Albuquerque, NM	5,739	29,549	35,288	3,655	N/A	10/04/18	45 Yrs.
Firebirds Wood Fired Grill, Jacksonville, FL	4,203	—	4,203	—	N/A	10/10/18	N/A
General Dynamics, Reston, VA	7,530	9,068	16,598	1,216	N/A	7/12/2019	35 Yrs.
Party City Corporation, Oceanside, NY	2,965	3,289	6,254	237	N/A	9/24/2019	35 Yrs.
The Strand at St. Johns Town Center, Jacksonville, FL	12,551	36,635	49,186	2,906	N/A	12/9/2019	48 Yrs
Crossroads Towne Center, Chandler, AZ	9,592	41,916	51,508	2,766	N/A	1/24/2020	35 Yrs.
Ashford Lane, Atlanta, GA	37,717	34,247	71,964	2,181	N/A	2/21/2020	36 Yrs.
Sabal Pavilion, Tampa, FL	3,265	20,629	23,894	1,248	N/A	8/21/2020	40 Yrs.
Jordan Landing, West Jordan, UT	10,529	5,752	16,281	250	N/A	3/2/2021	30 Yrs.
Eastern Commons, Henderson, NV	7,894	8,575	16,469	325	N/A	3/10/2021	35 Yrs.
The Shops at Legacy, Plano, TX	22,008	27,279	49,287	918	N/A	6/23/2021	32 Yrs.
Beaver Creek Crossings, Apex, NC	21,383	39,194	60,577	149	N/A	12/2/2021	30 Yrs.
125 Lincoln & 150 Washington, Santa Fe, NM	459	12,525	12,984	20	N/A	12/20/2021	30 Yrs.
369 N. New York Ave., Winter Park, FL	8,524	5,139	13,663	10	N/A	12/20/2021	30 Yrs.
The Exchange at Gwinnett, Buford, GA	4,450	25,300	29,750	4	N/A	12/30/2021	45 Yrs.
	$192,526	$328,734	$521,260	$23,936

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2021

(In thousands)

	2021	2020	2019
Cost:
Balance at Beginning of Year	$472,126	$392,842	$463,704
Additions and Improvements	206,646	147,359	130,005
Cost of Real Estate Sold	(157,512)	(68,075)	(200,867)
Balance at End of Year	$521,260	$472,126	$392,842

Accumulated Depreciation:
Balance at Beginning of Year	30,316	22,552	28,733
Depreciation and Amortization	12,270	11,207	9,892
Depreciation on Real Estate Sold	(18,650)	(3,443)	(16,073)
Balance at End of Year	$23,936	$30,316	$22,552

Reconciliation to Consolidated Balance Sheet at December 31, 2021:
Income Properties, Land, Buildings, and Improvements			$515,007
			515,007
Cost Basis of Assets Classified as Held for Sale on Balance Sheet			6,253
Total Per Schedule			$521,260

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

FOR THE YEAR ENDED DECEMBER 31, 2021

There was a portfolio of two commercial loan investments and two commercial properties whose leases were classified as commercial loan and master lease investments as of December 31, 2021 (in thousands).

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amounts of Mortgages (2)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Carpenter Hotel – 400 Josephine Street, Austin, TX (1)	N/A	N/A	Monthly Rent Payments	$—	$16,250	$17,189	$—
Westland Gateway Plaza – Hialeah, FL (1)	N/A	N/A	Monthly Rent Payments	—	21,085	21,148	—
Mortgage Note – 4311 Maple Avenue, Dallas, TX	7.50%	April 2023	Principal payable in full at maturity	—	400	394	—
Mortgage Note – 110 N Beach Street, Daytona Beach, FL	10.00%	December 2022	Principal payable in full at maturity	—	364	364	—
Totals				$—	$38,099	$39,095	$—

The following represents the activity within the Company’s commercial loan and master lease investments segment for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	2021	2020	2019
Balance at Beginning of Year	$38,320	$34,625	$—
Additions During the Year:
New Mortgage Loans	364	28,360	34,570
Collection of Origination Fees	—	(125)	—
Accretion of Origination Fees (3)	2	161	(139)
Imputed Interest Over Rent Payments on Ground Lease Loan	409	399	194
Deductions During the Year:
Collection of Principal	—	(23,132)	—
Impairment / CECL Reserve	—	(1,968)	—
Balance at End of Year	$39,095	$38,320	$34,625
(1)	Represents a commercial property whose lease is classified as a commercial loan and master lease investment pursuant to U.S. GAAP.
(2)	The aggregate carrying amount of mortgages for Federal income tax purposes at December 31, 2021 totaled $18.4 million.
(3)	Non-cash accretion of loan origination fees