Form 10-Q
period 2022-03-31
CTO Realty Growth, Inc.
filed 2022-04-28
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 21, 2022, there were 6,034,355 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CTO REALTY GROWTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	(Unaudited) March 31, 2022	December 31, 2021
ASSETS
Real Estate:
Land, at Cost	$205,241	$189,589
Building and Improvements, at Cost	343,717	325,418
Other Furnishings and Equipment, at Cost	736	707
Construction in Process, at Cost	5,163	3,150
Total Real Estate, at Cost	554,857	518,864
Less, Accumulated Depreciation	(27,844)	(24,169)
Real Estate—Net	527,013	494,695
Land and Development Costs	694	692
Intangible Lease Assets—Net	81,925	79,492
Assets Held for Sale—See Note 24	—	6,720
Investment in Alpine Income Property Trust, Inc.	38,587	41,037
Mitigation Credits	3,702	3,702
Mitigation Credit Rights	21,018	21,018
Commercial Loan and Master Lease Investments	21,830	39,095
Cash and Cash Equivalents	9,450	8,615
Restricted Cash	26,385	22,734
Refundable Income Taxes	413	442
Deferred Income Taxes—Net	75	—
Other Assets—See Note 12	23,127	14,897
Total Assets	$754,219	$733,139
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$1,553	$676
Accrued and Other Liabilities—See Note 18	13,913	13,121
Deferred Revenue—See Note 19	4,592	4,505
Intangible Lease Liabilities—Net	5,543	5,601
Deferred Income Taxes—Net	—	483
Long-Term Debt	298,079	278,273
Total Liabilities	323,680	302,659
Commitments and Contingencies—See Note 22
Stockholders’ Equity:
Preferred Stock – 100,000,000 shares authorized; $0.01 par value, 6.375% Series A Cumulative Redeemable Preferred Stock, $25.00 Per Share Liquidation Preference, 3,000,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	30	30
Common Stock – 500,000,000 shares authorized; $0.01 par value, 6,011,611 shares issued and outstanding at March 31, 2022 and 5,916,226 shares issued and outstanding at December 31, 2021	60	60
Additional Paid-In Capital	81,092	85,414
Retained Earnings	339,828	343,459
Accumulated Other Comprehensive Income	9,529	1,517
Total Stockholders’ Equity	430,539	430,480
Total Liabilities and Stockholders’ Equity	$754,219	$733,139

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended
	March 31,	March 31,
	2022	2021
Revenues
Income Properties	$15,168	$11,449
Management Fee Income	936	669
Interest Income From Commercial Loan and Master Lease Investments	718	701
Real Estate Operations	388	1,893
Total Revenues	17,210	14,712
Direct Cost of Revenues
Income Properties	(4,016)	(2,917)
Real Estate Operations	(51)	(82)
Total Direct Cost of Revenues	(4,067)	(2,999)
General and Administrative Expenses	(3,043)	(3,132)
Depreciation and Amortization	(6,369)	(4,830)
Total Operating Expenses	(13,479)	(10,961)
Gain (Loss) on Disposition of Assets	(245)	708
Other Gains and Income (Loss)	(245)	708
Total Operating Income	3,486	4,459
Investment and Other Income (Loss)	(1,894)	5,332
Interest Expense	(1,902)	(2,444)
Income (Loss) Before Income Tax Benefit	(310)	7,347
Income Tax Benefit	512	438
Net Income Attributable to the Company	202	7,785
Distributions to Preferred Stockholders	(1,195)	—
Net Income (Loss) Attributable to Common Stockholders	$(993)	$7,785

Per Share Information—See Note 14:
Basic and Diluted Net Income (Loss) Attributable to Common Stockholders	$(0.17)	$1.32

Weighted Average Number of Common Shares
Basic and Diluted	5,908,892	5,879,085

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Net Income Attributable to the Company	$202	$7,785
Other Comprehensive Income:
Cash Flow Hedging Derivative - Interest Rate Swaps	8,012	1,237
Total Other Comprehensive Income	8,012	1,237
Total Comprehensive Income	$8,214	$9,022

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

For the three months ended March 31, 2022:

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance January 1, 2022	$30	$60	$—	$85,414	$343,459	$1,517	$430,480
Net Income Attributable to the Company	—	—	—	—	202	—	202
Adjustment to Equity Component of Convertible Debt Upon Adoption of ASU 2020-06	—	—	—	(7,034)	4,022	—	(3,012)
Vested Restricted Stock and Performance Shares	—	—	—	(845)	—	—	(845)
Exercise of Stock Options and Stock Issuance to Directors	—	—	—	149	—	—	149
Stock Issuance, Net of Equity Issuance Costs	—	—	—	2,789	—	—	2,789
Stock-Based Compensation Expense	—	—	—	619	—	—	619
Preferred Stock Dividends Declared for the Period	—	—	—	—	(1,195)	—	(1,195)
Common Stock Dividends Declared for the Period	—	—	—	—	(6,660)	—	(6,660)
Other Comprehensive Income	—	—	—	—	—	8,012	8,012
Balance March 31, 2022	$30	$60	$—	$81,092	$339,828	$9,529	$430,539

For the three months ended March 31, 2021:

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance January 1, 2021	$—	$7,250	$(77,541)	$83,183	$339,917	$(1,910)	$350,899
Net Income Attributable to the Company	—	—	—	—	7,785	—	7,785
Vested Restricted Stock and Performance Shares	—		—	(436)	—	—	(436)
Exercise of Stock Options and Stock Issuance to Directors	—	—	—	292	—	—	292
Stock-Based Compensation Expense	—	—	—	669	—	—	669
Par Value $0.01 per Share and Treasury Stock Derecognized at January 29, 2021	—	(7,190)	77,541	(70,351)	—	—	—
Stock Issuance, Net of Equity Issuance Costs	—	—	—	(16)	—	—	(16)
Common Stock Dividends Declared for the Period	—	—	—	—	(6,057)	—	(6,057)
Other Comprehensive Income	—	—	—	—	—	1,237	1,237
Balance March 31, 2021	$—	$60	$—	$13,341	$341,645	$(673)	$354,373

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash Flow from Operating Activities:
Net Income Attributable to the Company	$202	$7,785
Adjustments to Reconcile Net Income Attributable to the Company to Net Cash Provided by Operating Activities:
Depreciation and Amortization	6,369	4,830
Amortization of Intangible Liabilities to Income Property Revenue	481	(396)
Amortization of Deferred Financing Costs to Interest Expense	165	165
Amortization of Discount on Convertible Debt	69	310
Loss (Gain) on Disposition of Assets	66	(708)
Loss on Disposition of Commercial Loan and Master Lease Investments	179	—
Accretion of Commercial Loan and Master Lease Investment Origination Fees	(8)	—
Non-Cash Imputed Interest	(93)	(103)
Deferred Income Taxes	(558)	(178)
Unrealized (Gain) Loss on Investment Securities	2,457	(4,834)
Non-Cash Compensation	906	958
Decrease (Increase) in Assets:
Refundable Income Taxes	29	(252)
Land and Development Costs	(2)	(1)
Mitigation Credits and Mitigation Credit Rights	—	9
Other Assets	(345)	143
Increase (Decrease) in Liabilities:
Accounts Payable	876	(308)
Accrued and Other Liabilities	548	(1,225)
Deferred Revenue	87	143
Net Cash Provided By Operating Activities	11,428	6,338
Cash Flow from Investing Activities:
Acquisition of Real Estate and Intangible Lease Assets and Liabilities	(23,864)	(39,115)
Cash Contribution to Joint Ventures	—	(9)
Proceeds from Disposition of Property, Plant, and Equipment, Net, and Assets Held for Sale	6,754	4,702
Principal Payments Received on Commercial Loan and Master Lease Investments	17,182	—
Acquisition of Investment Securities	(88)	—
Net Cash Provided By (Used In) Investing Activities	(16)	(34,422)
Cash Flow From Financing Activities:
Proceeds from Long-Term Debt	4,000	84,000
Payments on Long-Term Debt	(5,000)	(77,183)
Cash Paid for Loan Fees	(148)	(873)
Payments for Exercise of Stock Options and Common Stock Issuance	(110)	(4)
Cash Paid for Vesting of Restricted Stock	(845)	(436)
Proceeds from Issuance of Common Stock, Net	2,789	(16)
Dividends Paid - Preferred Stock	(1,195)	—
Dividends Paid - Common Stock	(6,417)	(5,929)
Net Cash Used In Financing Activities	(6,926)	(441)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	4,486	(28,525)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	31,349	33,825
Cash, Cash Equivalents and Restricted Cash, End of Period	$35,835	$5,300

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$9,450	$4,691
Restricted Cash	26,385	609
Total Cash	$35,835	$5,300

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Taxes, Net of Refunds Received	$—	$(8)
Cash Paid for Interest	$(1,087)	$(1,395)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Gain on Cash Flow Hedges	$8,012	$1,237
Adjustment to Equity Component of Convertible Debt Upon Adoption of ASU 2020-06	$3,012	$—
Common Stock Dividends Declared and Unpaid	$243	$128
Assumption of Mortgage Note Payable	$17,800	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS

Description of Business

We are a publicly traded, primarily retail-oriented, real estate investment trust (“REIT”) that was founded in 1910. We own and manage, sometimes utilizing third-party property management companies, 21 commercial real estate properties in nine states in the United States. As of March 31, 2022, we owned seven single-tenant and 14 multi-tenant income-producing properties comprising 2.8 million square feet of gross leasable space.

In addition to our income property portfolio, as of March 31, 2022, our business included the following:

Management Services:

●	A fee-based management business that is engaged in managing Alpine Income Property Trust, Inc. (“PINE”), see Note 5, “Related Party Management Services Business”.

Commercial Loan and Master Lease Investments:

●	A portfolio of three commercial loan investments and one commercial property, which is included in the 21 commercial real estate properties above, whose lease is classified as commercial loan and master lease investment.

Real Estate Operations:

●	A portfolio of subsurface mineral interests associated with approximately 365,000 surface acres in 19 counties in the State of Florida (“Subsurface Interests”); and

●	An inventory of historically owned mitigation credits as well as mitigation credits produced by the Company’s mitigation bank. The mitigation bank owns a 2,500 acre parcel of land in the western part of Daytona Beach, Florida and, pursuant to a mitigation plan approved by the applicable state and federal authorities, produces mitigation credits that are sold to developers of land in the Daytona Beach area for the purpose of enabling the developers to obtain certain regulatory permits for property development (the “Mitigation Bank”). Prior to the Interest Purchase (hereinafter defined in Note 7, “Investment in Joint Ventures”) completed on September 30, 2021, the Company held a 30% retained interest in the entity that owns the Mitigation Bank.

Our business also includes our investment in PINE. As of March 31, 2022, the fair value of our investment totaled $38.6 million, or 15.2% of PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and the results of operations for the interim periods.

The results of operations for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other entities in which we have a controlling interest. Any real estate entities or properties included in the consolidated financial statements have been consolidated only for the periods that such entities or properties were owned or under control by us. All inter-company balances and transactions have been eliminated in the consolidated financial statements. As of March 31, 2022, the Company has an equity investment in PINE.

Prior to the Interest Purchase (hereinafter defined in Note 7, “Investment in Joint Ventures”) completed on September 30, 2021, the Company held a 30% retained interest in the entity that owns the Mitigation Bank. Additionally, the Company held a 33.5% retained interest in the entity that held approximately 1,600 acres of undeveloped land in Daytona Beach, Florida (the “Land JV”) prior the sale of all of its remaining land holdings, which sale was completed on December 10, 2021, for $66.3 million to Timberline Acquisition Partners, LLC an affiliate of Timberline Real Estate Partners (the “Land JV Sale”).

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

Among other factors, fluctuating market conditions that can exist in the national real estate markets and the volatility and uncertainty in the financial and credit markets make it possible that the estimates and assumptions, most notably those related to the Company’s investments in income properties, could change materially due to continued volatility in the real estate and financial markets, or as a result of a significant dislocation in those markets.

Recently Issued Accounting Standards

Cessation of LIBOR. In January 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-01 which is in response to concerns about structural risks of interbank offered rates (“IBORs”), and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in numerous jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The amendments in ASU 2021-01 are effective immediately and clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The Company believes that its interest rate swaps, hereinafter described in Note 17, “Interest Rate Swaps”, meet the scope of Topic 848-10-15-3A and therefore, Company will be able to continue to apply a perfectly effective assessment method for each interest rate swap by electing the corresponding optional expedient for subsequent assessments.

Debt with Conversion and Other Options. In August 2020, the FASB issued ASU 2020-06 related to simplifying the accounting for convertible instruments by removing certain separation models for convertible instruments. Among other things, the amendments in the update also provide for improvements in the consistency in EPS calculations by amending the guidance by requiring that an entity use the if-converted method for convertible instruments. The amendments in ASU 2020-06 are effective for reporting periods beginning after December 15, 2021. Effective January 1, 2022, the Company adopted ASU 2020-06 whereby diluted EPS includes the dilutive impact, if any, of the 2025 Notes (hereinafter defined) using the if-converted method. Further, the Company elected, upon adoption, to utilize the modified retrospective approach, negating the required restatement of EPS for periods prior to adoption.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of March 31, 2022 and December 31, 2021 include certain amounts over the Federal Deposit Insurance Corporation limits.

Restricted Cash

Restricted cash totaled $26.4 million at March 31, 2022, of which $24.3 million is being held in various escrow accounts to be reinvested through the like-kind exchange structure into other income properties, $0.6 million is being held in an escrow account in connection with the Mitigation Bank as required by the applicable state and federal permitting authorities, and the remaining $1.5 million is being held in various escrow accounts related to certain tenant improvements and commissions payable.

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

The Company documented the relationship between the hedging instruments and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transactions. At the hedges’ inception, the Company assessed whether the derivatives that are used in hedging the transactions are highly effective in offsetting changes in cash flows of the hedged items, and we will continue to do so on a quarterly basis.

Changes in fair value of the hedging instruments that are highly effective and designated and qualified as cash-flow hedges are recorded in other comprehensive income and loss, until earnings are affected by the variability in cash flows of the designated hedged items.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at March 31, 2022 and December 31, 2021, approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s Credit Facility (hereinafter defined) as of March 31, 2022 and December 31, 2021, approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s fixed rate commercial loan and master lease investments, the 2026 Term Loan (hereinafter defined), the 2027 Term Loan (hereinafter defined), mortgage note, and convertible debt held as of March 31, 2022 and December 31, 2021 are measured at fair value based on current market rates for financial instruments with similar risks and maturities (see Note 9, “Fair Value of Financial Instruments”).

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

Accounts Receivable

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of accrued tenant reimbursable expenses and other tenant receivables. Receivables related to income property tenants totaled $1.7 million and $0.9 million as of March 31, 2022 and December 31, 2021, respectively. The $0.8 million increase is primarily attributable to an increase in estimated accrued receivables for variable lease payments including common area maintenance, insurance, real estate taxes and other operating expenses.

Accounts receivable related to real estate operations, which are classified in other assets on the consolidated balance sheets, totaled $1.1 million as of March 31, 2022 and December 31, 2021. The accounts receivable as of  March 31, 2022 and December 31, 2021 are primarily related to the reimbursement of certain infrastructure costs completed by the Company in conjunction with two land sale transactions that closed during the fourth quarter of 2015 as more fully described in Note 12, “Other Assets.”

As of March 31, 2022 and December 31, 2021, $0.3 million was due from the buyer of the golf operations for the rounds surcharge the Company paid to the City of Daytona Beach.

The collectability of the aforementioned receivables shall be considered and adjusted through an allowance for credit losses pursuant to ASC 326, Financial Instruments-Credit Losses. As of March 31, 2022 and December 31, 2021, the Company recorded an allowance for doubtful accounts of $0.5 million.

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

Sales of Real Estate

When income properties are disposed of, the related cost basis of the real estate, intangible lease assets, and intangible lease liabilities, net of accumulated depreciation and/or amortization, and any accrued straight-line rental income balance for the underlying operating leases are removed, and gains or losses from the dispositions are reflected in net income within gain (loss) on disposition of assets. In accordance with the FASB guidance, gains or losses on sales of real estate are generally recognized using the full accrual method.

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

Income Taxes

The Company elected to be taxed as a REIT for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its taxable year ended December 31, 2020. The Company believes that, commencing with such taxable year, it has been organized and has operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws. The Company intends to continue to operate in such a manner. As a REIT, the Company will be subject to U.S. federal and state income taxation at corporate rates on its net taxable income; the Company, however, may claim a deduction for the amount of dividends paid to its stockholders. Amounts distributed as dividends by the Company will be subject to taxation at the stockholder level only. While the Company must distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to qualify as a REIT, the Company intends to distribute all of its net taxable income. The Company is allowed certain other non-cash deductions or adjustments, such as depreciation expense, when computing its REIT taxable income and distribution requirement. These deductions permit the Company to reduce its dividend payout requirement under U.S. federal income tax laws. Certain states may impose minimum franchise taxes. To comply with certain REIT requirements, the Company holds certain of its non-REIT assets and operations through taxable REIT subsidiaries (“TRSs”) and subsidiaries of TRSs, which will be subject to applicable U.S. federal, state and local corporate income tax on their taxable income. For the periods presented, the Company held a total of two TRSs subject to taxation. The Company’s TRSs will file tax returns separately as C-Corporations.

The Company uses the asset and liability method to account for income taxes for the Company’s TRSs. Deferred income taxes result primarily from the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes (see Note 21, “Income Taxes”). In June 2006, the FASB issued additional guidance, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements included in income taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. In accordance with FASB guidance included in income taxes, the Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. Additionally, the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to the FASB guidance.

NOTE 3. INCOME PROPERTIES

Leasing revenue consists of long-term rental revenue from retail, office, and commercial income properties, which is recognized as earned, using the straight-line method over the life of each lease. Lease payments below include straight-line base rental revenue as well as the non-cash accretion of above and below market lease amortization. The variable lease payments are comprised of percentage rent and reimbursements from tenants for common area maintenance, insurance, real estate taxes, and other operating expenses.

The components of leasing revenue are as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Leasing Revenue
Lease Payments	$12,285	$9,698
Variable Lease Payments	2,883	1,751
Total Leasing Revenue	$15,168	$11,449

Minimum future base rental revenue on non-cancelable leases subsequent to March 31, 2022, for the next five years ended December 31 are summarized as follows (in thousands):

Year Ending December 31,	Amounts
Remainder of 2022	$40,077
2023	51,224
2024	49,231
2025	47,631
2026	41,211
2027	34,104
2028 and Thereafter (Cumulative)	123,230
Total	$386,708

2022 Acquisitions. During the three months ended March 31, 2022, the Company acquired Price Plaza Shopping Center, a multi-tenant income property located in Katy, Texas for a purchase price of $39.1 million, or a total acquisition cost of $39.2 million including capitalized acquisition costs. Price Plaza Shopping Center comprises 205,813 square feet, was 95% leased at acquisition, and had a weighted average remaining lease term of 5.7 years at acquisition. In connection with the acquisition of Price Plaza Shopping Center, the company assumed a $17.8 million fixed-rate mortgage note, as further discussed in Note 16, “Long-Term Debt.”

Of the $39.2 million total acquisition cost, $15.6 million was allocated to land, $17.9 million was allocated to buildings and improvements, and $5.9 million was allocated to intangible assets pertaining to the in-place lease value, leasing costs, and above market lease value and $0.2 million was allocated to intangible liabilities for the below market lease value. The amortization period for the intangible assets and liabilities was 5.7 years at acquisition.

2022 Dispositions. During the three months ended March 31, 2022, the Company sold two income properties, including (i) Party City, a single-tenant income property located in Oceanside, New York for $6.9 million resulting in a $0.06 million loss and (ii) the Carpenter Hotel ground lease, a single-tenant income property located in Austin, Texas for $17.1 million resulting in a $0.2 million loss. The lease with Carpenter Hotel included two tenant repurchase options. Pursuant to FASB ASC Topic 842, Leases, the $16.25 million investment was recorded in the accompanying consolidated balance sheets as a commercial loan and master lease investment prior to its disposition during the three months ended March 31, 2022. The sale of the properties reflect a total disposition volume of $24.0 million, resulting in aggregate losses of $0.2 million.

2021 Acquisitions. During the three months ended March 31, 2021, the Company acquired two income properties including (i) Jordan Landing, a multi-tenant income property located in West Jordan, Utah for a purchase price of $20.0 million, or a total acquisition cost of $20.1 million including capitalized acquisition costs, which income property comprises 170,996 square feet, was 100% leased at acquisition, and had a weighted average remaining lease term of 7.9 years at acquisition and (ii) Eastern Commons, a multi-tenant income property located in Henderson, Nevada for a purchase price of $18.5 million, or a total acquisition cost of $18.6 million including capitalized acquisition costs, which income property comprises 133,304 square feet, was 96% leased at acquisition, and had a weighted average remaining lease term of 6.9 years at acquisition.

The two multi-tenant income properties acquired during the three months ended March 31, 2021, represent an aggregate purchase price of $38.5 million, or a total acquisition cost of $38.6 million including capitalized acquisition costs. Of the total $38.6 million acquisition cost, $18.4 million was allocated to land, $14.3 million was allocated to buildings and improvements, and $5.9 million was allocated to intangible assets pertaining to the in-place lease value, leasing costs, and above market lease value. The weighted average amortization period for the intangible assets and liabilities was 7.6 years at acquisition.

2021 Dispositions. During the three months ended March 31, 2021, the Company sold two income properties, including (i) World of Beer/Fuzzy’s Taco Shop, a multi-tenant income property located in Brandon, Florida for $2.3 million resulting in a $0.6 million gain and (ii) Moe’s Southwest Grill, a single-tenant income property located in Jacksonville, Florida for $2.5 million resulting in a $0.1 million gain. The sale of the properties reflect a total disposition volume of $4.9 million, resulting in aggregate gains of $0.7 million.

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

2022 Activity. On January 26, 2022, the Company originated a construction loan secured by the property and improvements to be constructed thereon for the second phase of The Exchange at Gwinnett project located in Buford, Georgia for $8.7 million. The construction loan matures on January 26, 2024, has a one-year extension option, bears a fixed interest rate of 7.25%, and requires payments of interest only prior to maturity. At closing, a loan origination fee of $0.1 million was received by the Company. Funding of the loan will occur as the borrower completes the underlying construction. As of March 31, 2022, the Company has not disbursed any funds to the borrower.

On March 11, 2022, the Company sold the Carpenter Hotel ground lease located in Austin, Texas for $17.1 million. The lease with Carpenter Hotel included two tenant repurchase options. Pursuant to FASB ASC Topic 842, Leases, the initial $16.25 million investment was recorded in the consolidated balance sheets as a commercial loan and master lease investment at the time of acquisition. The carrying value at the time of sale totaled $17.3 million.

The Company’s commercial loan and master lease investments were comprised of the following at March 31, 2022 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Westland Gateway Plaza – Hialeah, FL	September 2020	N/A	21,085	21,085	21,151	N/A
Mortgage Note – 4311 Maple Avenue – Dallas, TX	October 2020	April 2023	400	400	394	7.50%
Mortgage Note – 110 N Beach Street – Daytona Beach, FL	June 2021	December 2022	364	364	364	10.00%
Construction Loan – The Exchange At Gwinnett – Buford, GA	January 2022	January 2024	8,700	—	(79)	7.25%
			$30,549	$21,849	$21,830

The Company’s commercial loan and master lease investments were comprised of the following at December 31, 2021 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Carpenter Hotel – 400 Josephine Street, Austin, TX	July 2019	N/A	$16,250	$16,250	$17,189	N/A
Westland Gateway Plaza – Hialeah, FL	September 2020	N/A	21,085	21,085	21,148	N/A
Mortgage Note – 4311 Maple Avenue – Dallas, TX	October 2020	April 2023	400	400	394	7.50%
Mortgage Note – 110 N Beach Street – Daytona Beach, FL	June 2021	December 2022	364	364	364	10.00%
			$38,099	$38,099	$39,095

The carrying value of the commercial loan and master lease investments portfolio at March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	As of
	March 31, 2022	December 31, 2021
Current Face Amount	$21,849	$38,099
Imputed Interest over Rent Payments Received	66	1,002
Unaccreted Origination Fees	(81)	(2)
CECL Reserve	(4)	(4)
Total Commercial Loan and Master Lease Investments	$21,830	$39,095

NOTE 5. RELATED PARTY MANAGEMENT SERVICES BUSINESS

Alpine Income Property Trust. Pursuant to the Company’s management agreement with PINE, the Company generates a base management fee equal to 0.375% per quarter of PINE’s total equity (as defined in the management agreement and based on a 1.5% annual rate), calculated and payable in cash, quarterly in arrears. The structure of the base fee provides the Company with an opportunity for the base fee to grow should PINE’s independent board members determine to raise additional equity capital in the future. The Company also has an opportunity to achieve additional cash flows as manager of PINE pursuant an annual incentive fee based on PINE’s total stockholder return exceeding an 8% cumulative annual hurdle rate (the “Outperformance Amount”) subject to a high-water mark price. PINE would pay the Company an incentive fee with respect to each annual measurement period in an amount equal to the greater of (i) $0.00 and (ii) the product of (a) 15% multiplied by (b) the Outperformance Amount multiplied by (c) the weighted average shares. No incentive fee was earned for the year ended December 31, 2021.

During the three months ended March 31, 2022 and 2021, the Company earned management fee revenue from PINE totaling $0.9 million and $0.6 million, respectively. Dividend income for the three months ended March 31, 2022 and 2021 totaled $0.6 million and $0.5 million, respectively. Management fee revenue from PINE, included in management services, and dividend income, included in investment and other income (loss), are reflected in the accompanying consolidated statements of operations.

The following table represents amounts due (to) from PINE as of March 31, 2022 and December 31, 2021 which are included in other assets on the consolidated balance sheets (in thousands):

	As of
Description	March 31, 2022	December 31, 2021
Management Services Fee due From PINE	$936	$913
Dividend Receivable	330	330
Other	(39)	410
Total	$1,227	$1,653

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

On October 26, 2021, the Board authorized the purchase by the Company of up to $5.0 million in shares of common stock of PINE, at a weighted average price not to exceed $17.75 per share. During the three months ended March 31, 2022, the Company purchased 4,765 shares of PINE common stock on the open market for a total of $0.1 million, or an average price of $18.47 per share. During the year ended December 31, 2021, the Company purchased 8,088 shares of PINE common stock on the open market for a total of $0.1 million, or an average price of $17.65 per share. As of March 31, 2022, CTO owns, in the aggregate, 1,223,854 OP Units and 828,643 shares of PINE common stock, representing an investment totaling $38.6 million, or 15.2% of PINE’s outstanding equity.

During the three months ended March 31, 2022, PINE exercised its right, pursuant to an Exclusivity and Right of First Offer Agreement between the Company and PINE (the “ROFO Agreement”), to purchase one single-tenant income property from the Company for a purchase price of $6.9 million, which sale was completed on January 7, 2022. During the year ended December 31, 2021, PINE exercised its right to purchase the following properties from the Company pursuant to the ROFO Agreement: (i) a portfolio of six net leased properties (the “CMBS Portfolio”) for an aggregate purchase price of $44.5 million, and (ii) one single-tenant income property for a purchase price of $11.5 million.  In connection with the sale of the CMBS Portfolio, PINE assumed the related $30.0 million mortgage note payable which resulted in a loss on the extinguishment of debt of $0.5 million due to the write off of unamortized debt issuance costs. These sales were completed during the three months ended June 30, 2021.

Land JV. Prior to the Land JV Sale on December 10, 2021, pursuant to the terms of the operating agreement for the Land JV, the initial amount of the management fee was $20,000 per month. The management fee was evaluated quarterly and as land sales occurred in the Land JV, the basis for the Company’s management fee was reduced as the management fee was based on the value of real property that remained in the Land JV. The monthly management fee as of March 31, 2021 was $10,000 per month. During the three months ended March 31, 2021, the Company earned management fee revenue from the Land JV totaling $0.03 million which is included in management fee income in the accompanying consolidated statements of operations and was collected in full during the period earned. As a result of the Land JV Sale, no management fee revenues were earned during the three months ended March 31, 2022.

NOTE 6. REAL ESTATE OPERATIONS

Real Estate Operations

Land and development costs at March 31, 2022 and December 31, 2021 were as follows (in thousands):

	As of
	March 31, 2022	December 31, 2021
Land and Development Costs	$358	$358
Subsurface Interests	336	334
Total Land and Development Costs	$694	$692

Mitigation Credits. The Company owns mitigation credits and mitigation credit rights with an aggregate cost basis of $24.7 million as of March 31, 2022 and December 31, 2021. During the three months ended September 30, 2021, the Company completed the Interest Purchase, hereinafter defined in Note 7, “Investment in Joint Ventures”. As a result of the Interest Purchase, as of September 30, 2021, the Company owns 100% of the Mitigation Bank, and therefore its underlying assets, which includes an inventory of mitigation credits. Certain of the mitigation credits are currently available for sale with the remainder to become available as they are released to the Mitigation Bank by the applicable state and federal authorities pursuant to the completion of phases of the approved mitigation plans (“Mitigation Credit Rights”). At the time of the Interest Purchase on September 30, 2021, the Company’s cost basis in the newly acquired mitigation credits and Mitigation Credit Rights totaled $0.9 million and $21.6 million, respectively, which is comprised of (i) $15.6 million of the $18.0 million Interest Purchase allocated to the mitigation credit assets and (ii) the $6.9 million previously recorded value of the retained interest in the entity that owns the Mitigation Bank.

Revenues and the cost of sales of mitigation credit sales are reported as revenues from, and direct costs of, real estate operations, respectively, in the consolidated statements of operations. There were no mitigation credit sales during the three months ended March 31, 2022 or March 31, 2021.

Subsurface Interests. As of March 31, 2022, the Company owns 365,000 acres of Subsurface Interests. The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. The Company’s subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage, which revenues are included within real estate operations in the consolidated statements of operations. During the three months ended March 31, 2022, the Company sold approximately 4,750 acres of subsurface oil, gas, and mineral rights for a sales price of $0.4 million. During the three months ended March 31, 2021, the Company sold approximately 25,000 acres of subsurface oil, gas, and mineral rights for a sales price of $1.9 million. Revenues received from oil royalties totaled $0.01 million during each of the three months ended March 31, 2022 and 2021.

The Company is not prohibited from selling any or all of its Subsurface Interests. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee typically based on a percentage of the surface value. Should the Company complete a transaction to sell all or a portion of its Subsurface Interests or complete a release transaction, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments including income-producing properties. Cash payments for the release of surface entry rights totaled $0.02 million and $0.01 million during the three months ended March 31, 2022 and 2021, respectively.

NOTE 7. INVESTMENT IN JOINT VENTURES

The Company had no investments in joint ventures as of March 31, 2022 or December 31, 2021.

Land JV.  The Company’s previously held retained interest in the Land JV represented a notional 33.5% stake in the venture, the value of which was realized in the form of distributions based on the timing and the amount of proceeds achieved when the land was ultimately sold by the Land JV. On December 10, 2021, the Land JV completed the sale of all of its remaining land holdings.

The Company served as the manager of the Land JV and was responsible for day-to-day operations at the direction of the partners of the Land JV prior to the Land JV Sale. All major decisions and certain other actions that could be taken by the Company, as manager, were approved by the unanimous consent of the JV Partners. Pursuant to the Land JV’s operating agreement, the Land JV paid the Company, as manager, a management fee in the initial amount of $20,000 per month. The management fee was evaluated quarterly, and as land sales occurred in the Land JV, the basis for the Company’s management fee was reduced as the management fee was based on the value of real property that remained in the Land JV. The final monthly management fee was received in December 2021 and totaled $10,000.

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

During the year ended December 31, 2021, the Company recognized impairment charges on its previously held retained interest in the Land JV totaling $17.6 million. The aggregate $17.6 million impairment on the previously held retained interest in the Land JV is comprised of a $16.5 million charge during the three months ended June 30, 2021 and a $1.1 million charge during the three months ended December 31, 2021, which is a result of eliminating the investment in joint ventures based on the final proceeds received through distributions of the Land JV in connection with the Land JV Sale.

The following table provides summarized financial information of the Land JV for the three months ended March 31, 2021 (in thousands):

Three Months Ended
March 31, 2021
Revenues	$21
Direct Cost of Revenues	(81)
Operating Loss	$(60)
Other Operating Expenses	(71)
Net Loss	$(131)

The Company’s share of the Land JV’s net loss was zero for the three months ended March 31, 2021. Pursuant to ASC 323, certain adjustments are made when calculating the Company’s share of net income (loss) of the Land JV, including adjustments required to reflect the investor’s share of changes in investee’s capital to reflect distributions from the Land JV. Additionally, basis differences are also considered. The Company recorded the initial retained interest in the Land JV of $48.9 million at the estimated fair market value based on the relationship of the $97.0 million sales price of the 66.5% equity interest to the 33.5% retained interest. The Land JV recorded the assets contributed by the Company at carry-over basis pursuant to ASC 845 which states that transfers of nonmonetary assets should typically be recorded at the transferor’s historical cost basis. Accordingly, the Company’s basis difference in the 33.5% retained equity interest was evaluated each quarter upon determining the Company’s share of the Land JV’s net income (loss). As a result of the Land JV Sale, the liquidation of the Land JV’s assets, and the dissolution of the underlying entities, such evaluation was no longer required subsequent to December 31, 2021.

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

During the period from June 2018 through the date of the Interest Purchase on September 30, 2021, the operations of the Mitigation Bank JV are summarized as follows. The operating agreement of the Mitigation Bank JV (the “Operating Agreement”) was executed in conjunction with the mitigation bank transaction and stipulated that the Company should have arranged for sales of the Mitigation Bank JV’s mitigation credits to unrelated third parties totaling no less than $6.0 million of revenue to the Mitigation Bank JV, net of commissions, by the end of 2020, utilizing a maximum of 60 mitigation credits (the “Minimum Sales Requirement”). The Operating Agreement stipulated that if the Minimum Sales Requirement was not achieved, then BlackRock had the right, but was not required, to cause the Company to purchase the number of mitigation credits necessary to reach the Minimum Sales Requirement (the “Minimum Sales Guarantee”). As a result of not having achieved the Minimum Sales Requirement prior to December 31, 2020, during the nine months ended September 30, 2021, the Company had active discussions with BlackRock whereby BlackRock did not cause the

Company to effectuate the Minimum Sales Guarantee; rather, the Company purchased the remaining 70% interest in the Mitigation Bank JV from BlackRock.

The following table provides summarized financial information of the Mitigation Bank JV for the three months ended March 31, 2021 (in thousands):

Three Months Ended
March 31, 2021
Revenues	$104
Direct Cost of Revenues	(7)
Operating Income	$97
Other Operating Expenses	(100)
Net Loss	$(3)

The Company’s share of the Mitigation Bank JV’s net loss was zero for the three months ended March 31, 2021. Pursuant to ASC 323, certain adjustments are made when calculating the Company’s share of net income (loss), including adjustments required to reflect the investor’s share of changes in investee’s capital to reflect distributions from the Mitigation Bank JV. Additionally, basis differences are also considered. The Company recorded the initial retained interest in the Mitigation Bank JV of $6.8 million in June 2018 at the estimated fair market value based on the relationship of the $15.3 million sales price of the 70% equity interest to the 30% retained interest. The Mitigation Bank JV recorded the assets contributed by the Company at carry-over basis pursuant to ASC 845 which states that transfers of nonmonetary assets should typically be recorded at the transferor’s historical cost basis. Accordingly, the Company’s basis difference in the 30% retained equity interest was evaluated each quarter upon determining the Company’s share of the Mitigation Bank JV’s net income (loss). As a result of the Interest Purchase, such evaluation was no longer required subsequent to December 31, 2021.

NOTE 8. INVESTMENT SECURITIES

The Company acquired 815,790 shares of PINE common stock in connection with the IPO. During the three months ended March 31, 2022, the Company purchased 4,765 shares of PINE common stock on the open market for a total of $0.1 million, or an average price of $18.47 per share. During the year ended December 31, 2021, the Company purchased 8,088 shares of PINE common stock on the open market for a total of $0.1 million, or an average price of $17.65 per share. As of March 31, 2022, the Company owns, in the aggregate and on a fully diluted basis, 2.05 million shares of PINE, or 15.2% of PINE’s total shares outstanding for an investment value of $38.6 million, which total includes 1.2 million OP Units, or 9.1%, which the Company received in exchange for the contribution of certain income properties to the PINE Operating Partnership, in addition to 828,643 shares of common stock owned by the Company, or 7.0%. The Company has elected the fair value option related to the aggregate investment in securities of PINE pursuant to ASC 825, otherwise such investments would have been accounted for under the equity method.

The Company calculates the unrealized gain or loss based on the closing stock price of PINE at each respective balance sheet date. The unrealized, non-cash gains and losses resulting from the changes in the closing stock price of PINE are included in investment and other income (loss) in the consolidated statements of operations for the three months ended March 31, 2022 and 2021.

The Company’s available-for-sale securities as of March 31, 2022 and December 31, 2021 are summarized below (in thousands):

	Cost	Unrealized Gains in Investment Income	Unrealized Losses in Investment Income	Estimated Fair Value (Level 1 Inputs)
March 31, 2022
Common Stock	$15,731	$—	$(152)	$15,579
Operating Units	23,253	—	(245)	23,008
Total Equity Securities	38,984	—	(397)	38,587
Total Available-for-Sale Securities	$38,984	$—	$(397)	$38,587

December 31, 2021
Common Stock	$15,643	$868	$—	$16,511
Operating Units	23,253	1,273	—	24,526
Total Equity Securities	38,896	2,141	—	41,037
Total Available-for-Sale Securities	$38,896	$2,141	$—	$41,037

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$9,450	$9,450	$8,615	$8,615
Restricted Cash - Level 1	$26,385	$26,385	$22,734	$22,734
Commercial Loan and Master Lease Investments - Level 2	$21,830	$21,922	$39,095	$39,109
Long-Term Debt - Level 2	$298,079	$301,902	$278,273	$288,000

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

The following table presents the fair value of assets measured on a recurring basis by level as of March 31, 2022 and December 31, 2021 (in thousands). See Note 17, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Cash Flow Hedge - 2026 Term Loan Interest Rate Swap (1)	$2,984	$—	$2,984	$—
Cash Flow Hedge - 2026 Term Loan Interest Rate Swap (2)	$929	$—	$929	$—
Cash Flow Hedge - 2027 Term Loan Interest Rate Swap (3)	$5,616	$—	$5,616	$—
Investment Securities	$38,587	$38,587	$—	$—
December 31, 2021
Cash Flow Hedge - 2026 Term Loan Interest Rate Swap (1)	$727	$—	$727	$—
Cash Flow Hedge - 2026 Term Loan Interest Rate Swap (2)	$240	$—	$240	$—
Cash Flow Hedge - 2027 Term Loan Interest Rate Swap (3)	$550	$—	$550	$—
Investment Securities	$41,037	$41,037	$—	$—
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

No assets were measured on a non-recurring basis as of March 31, 2022 or December 31, 2021.

NOTE 10. INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	As of
	March 31, 2022	December 31, 2021
Intangible Lease Assets:
Value of In-Place Leases	$63,206	$59,293
Value of Above Market In-Place Leases	24,001	23,216
Value of Intangible Leasing Costs	19,626	18,456
Sub-total Intangible Lease Assets	106,833	100,965
Accumulated Amortization	(24,908)	(21,473)
Sub-total Intangible Lease Assets—Net	81,925	79,492
Intangible Lease Liabilities (Included in Accrued and Other Liabilities):
Value of Below Market In-Place Leases	(7,146)	(6,942)
Sub-total Intangible Lease Liabilities	(7,146)	(6,942)
Accumulated Amortization	1,603	1,341
Sub-total Intangible Lease Liabilities—Net	(5,543)	(5,601)
Total Intangible Assets and Liabilities—Net	$76,382	$73,891

During the three months ended March 31, 2022, the value of in-place leases increased by $3.9 million, the value of above-market in-place leases increased by $0.8 million, the value of intangible leasing costs increased by $1.2 million, and the value of below-market in-place leases increased by $0.2 million. Such changes reflect the acquisition of one multi-tenant income property, net of two single-tenant income properties sold during the three months ended March 31, 2022. Net accumulated amortization increased by $3.2 million, for a net increase during the three months ended March 31, 2022 of $2.5 million.

The following table reflects the net amortization of intangible assets and liabilities during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Amortization Expense	$2,695	$1,827
Accretion to Income Properties Revenue	481	(396)
Net Amortization of Intangible Assets and Liabilities	$3,176	$1,431

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Amount	Future Accretion to Income Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
Remainder of 2022	$8,419	$1,492	$9,911
2023	11,128	2,013	13,141
2024	11,117	2,097	13,214
2025	8,891	2,153	11,044
2026	7,384	1,871	9,255
2027	7,125	1,550	8,675
2028 and Thereafter	8,848	2,294	11,142
Total	$62,912	$13,470	$76,382

As of March 31, 2022, the weighted average amortization period of total intangible assets and liabilities was 7.7 years and 8.5 years, respectively.

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

There were no impairment charges on the Company’s income property portfolio during the three months ended March 31, 2022 or 2021.

NOTE 12. OTHER ASSETS

Other assets consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	As of
	March 31, 2022	December 31, 2021
Income Property Tenant Receivables	$1,679	$885
Income Property Straight-line Rent Adjustment and COVID-19 Deferral Balance	5,597	5,180
Operating Leases - Right-of-Use Asset	143	168
Golf Rounds Surcharge	306	338
Cash Flow Hedge - Interest Rate Swap	9,529	1,543
Infrastructure Reimbursement Receivables	1,087	1,080
Prepaid Expenses, Deposits, and Other	3,129	3,526
Due from Alpine Income Property Trust, Inc.	1,227	1,653
Financing Costs, Net of Accumulated Amortization	430	524
Total Other Assets	$23,127	$14,897

Income Property Straight-Line Rent Adjustment. As of March 31, 2022 and December 31, 2021, the straight-line rent adjustment includes a balance of $0.1 million of deferred rent related to the COVID-19 Pandemic. Pursuant to the interpretive guidance issued by the FASB in April 2020 on lease modifications, for leases in which deferred rent agreements were reached, the Company has continued to account for the lease concessions by recognizing the normal straight-line rental income and as the deferred rents are repaid by the tenant, the straight-line receivable will be reduced.

Infrastructure Reimbursement Receivables. As of March 31, 2022 and December 31, 2021, the infrastructure reimbursement receivables were all related to the land sales within the Tomoka Town Center. The balance as of March 31, 2022 consisted of $0.8 million due from Tanger for infrastructure reimbursement to be repaid in five remaining annual installments of approximately $0.2 million each, net of a discount of $0.1 million, and $0.3 million due from Sam’s Club for infrastructure reimbursement to be repaid in three remaining annual installments of $0.1 million each, net of a discount of $0.03 million.

NOTE 13. EQUITY

SHELF REGISTRATION

On April 1, 2021, the Company filed a shelf registration statement on Form S-3, relating to the registration and potential issuance of its common stock, preferred stock, debt securities, warrants, rights, and units with a maximum aggregate offering price of up to $350.0 million. The Securities and Exchange Commission declared the Form S-3 effective on April 19, 2021.

ATM PROGRAM

On April 30, 2021, the Company implemented a $150.0 million “at-the-market” equity offering program (the “ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock.  During the three months ended March 31, 2022, the Company sold 43,793 shares under the ATM Program for gross proceeds of $2.9 million at a weighted average price of $65.47 per share, generating net proceeds of $2.8 million after deducting transaction fees totaling less than $0.1 million.

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

The following table outlines dividends declared and paid for each issuance of CTO’s stock during the three months ended March 31, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended
	March 31, 2022	March 31, 2021
Series A Preferred Stock
Dividends	$1,195	$—
Per Share	$0.40	$—

Common Stock
Dividends	$6,417	$5,929
Per Share	$1.08	$1.00

2025 NOTES

Effective January 1, 2022, the Company adopted ASU 2020-06 whereby diluted EPS includes the dilutive impact of the 2025 Notes (hereinafter defined) using the if-converted method. Upon adoption, the Company recorded a $7.0 million adjustment to reduce additional paid-in capital to eliminate the non-cash equity component of the 2025 Notes with  corresponding offsets including (i) a $4.0 million cumulative effect adjustment to the opening balance of retained earnings and (ii) a $3.0 million adjustment to eliminate the non-cash portion of the convertible notes discount, net of accumulated amortization (the “2025 Notes Adjustment”). The 2025 Notes Adjustment was made on January 1, 2022 and is reflected in the accompanying consolidated statements of stockholders’ equity.

NOTE 14. COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income attributable to common stockholders during the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is based on the assumption of the conversion of stock options and vesting of restricted stock at the beginning of each period using the treasury stock method at average cost for the periods. Effective as of January 1, 2022, diluted earnings per common share also reflects the 2025 Notes on an if-converted basis.

The following is a reconciliation of basic and diluted earnings per common share for each of the periods presented (in thousands, except share and per share data):

	Three Months Ended
	March 31, 2022	March 31, 2021
Basic and Diluted Earnings:
Net Income (Loss) Attributable to Common Stockholders, Used in Basic EPS	$(993)	$7,785
Add Back: Effect of Dilutive Interest Related to 2025 Notes (1)	—	—
Net Income (Loss) Attributable to Common Stockholders, Used in Diluted EPS	(993)	7,785

Basic and Diluted Shares:
Weighted Average Shares Outstanding, Basic	5,908,892	5,879,085
Common Shares Applicable to Dilutive Effect of 2025 Notes (2)	—	—
Weighted Average Shares Outstanding, Diluted	5,908,892	5,879,085

Per Share Information:
Net Income (Loss) Attributable to Common Stockholders
Basic and Diluted	$(0.17)	$1.32
(1)

As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in net income or loss that would result from the assumed conversion. For the three months ended March 31, 2022, a total of $0.6 million was not included, as the impact of the 2025 Notes (hereinafter defined), if-converted, would be antidilutive due to the net loss of $1.0 million.

(2)

A total of 1.0 million shares representing the dilutive impact of the Company’s 2025 Notes (hereinafter defined), upon adoption of ASU 2020-06 effective January 1, 2022, were not included in the computation of diluted net income (loss) attributable to common stockholders for the three months ended March 31, 2022 because they were antidilutive due to the net loss of $1.0 million.

There were no potentially dilutive securities for the three months ended March 31, 2022 or 2021 related to the Company’s stock options and restricted stock. The effect of 8,259 and 19,490 potentially dilutive stock options and restricted stock units were not included for the three months ended March 31, 2022 and 2021, respectively, as the effect would be anti-dilutive.

Effective January 1, 2022, the Company adopted ASU 2020-06 whereby diluted EPS includes the dilutive impact, if any, of the 2025 Notes (hereinafter defined) using the if-converted method, irrespective of intended cash settlement. The Company intends to settle its 3.875% Convertible Senior Notes due 2025 (the “2025 Notes”) in cash upon conversion with any excess conversion value to be settled in shares of our common stock. The Company elected, upon adoption, to utilize the modified retrospective approach, negating the required restatement of EPS for periods prior to adoption. The Company overcame the presumption of share settlement prior to the adoption of ASU 2020-06, and therefore, there was no dilutive impact for the year ended December 31, 2021. The effect of 1.0 million potentially dilutive 2025 Notes, if-converted, were not included for the three months ended March 31, 2022, as the effect would be anti-dilutive.

NOTE 15. SHARE REPURCHASES

In February 2020, the Company’s Board approved a $10.0 million stock repurchase program (the “$10.0 Million Repurchase Program”). During the year ended December 31, 2021, the Company repurchased 40,553 shares of its common stock on the open market for a total cost of $2.2 million, or an average price per share of $54.48. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2022 or 2021. The $10.0 Million Repurchase Program has $3.7 million remaining and does not have an expiration date.

NOTE 16. LONG-TERM DEBT

As of March 31, 2022, long-term debt, at face value, totaled $299.8 million, which was comprised of (i) $66.0 million outstanding under our revolving credit facility (the “Credit Facility”), (ii) the $65.0 million term loan (the “2026 Term Loan”), (iii) the $100.0 million term loan (the “2027 Term Loan”), (iv) the $17.8 million fixed-rate mortgage note assumed in connection with the acquisition of Price Plaza Shopping Center during the three months ended March 31, 2022, and (v) the $51.0 million principal amount of 2025 Notes.

The long-term debt, at face value, of $299.8 million at March 31, 2022, represented an increase of $16.8 million from the balance of $283.0 million at December 31, 2021. The $16.8 million increase in long-term debt was due to the impact of (i) the net repayments on the Credit Facility totaling $1.0 million and (ii) the assumption of the $17.8 million fixed-rate mortgage note in connection with the acquisition of Price Plaza Shopping Center.

As of March 31, 2022, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt	Maturity Date	Interest Rate
Credit Facility	$66,000	May 2023	30-day LIBOR + [1.35% - 1.95%]
2026 Term Loan (1)	65,000	March 2026	30-day LIBOR + [1.35% - 1.95%]
2027 Term Loan (2)	100,000	January 2027	30-day LIBOR + [1.35% - 1.95%]
3.875% Convertible Senior Notes due 2025	51,034	April 2025	3.875%
Mortgage Note Payable	17,800	August 2026	4.060%
Total Long-Term Face Value Debt	$299,834

(1)      The Company utilized interest rate swaps on the $65.0 million 2026 Term Loan balance, including (i) its redesignation of the existing $50.0 million interest rate swap, entered into as of August 31, 2020, and (ii) a $15.0 million interest rate swap effective August 31, 2021, to fix LIBOR and achieve a weighted average fixed interest rate of 0.35% plus the applicable spread (see Note 17, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps).

(2)

Effective November 5, 2021 the Company redesignated the interest rate swap, entered into as of March 31, 2020, to fix LIBOR and achieve a fixed interest rate of 0.73% plus the applicable spread on the $100.0 million 2027 Term Loan balance (see Note 17, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps).

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

On November 26, 2019, the Company entered into the third amendment to the 2017 Amended Credit Facility (the “November 2019 Revolver Amendment”), which further amends the 2017 Amended Credit Facility. The November 2019 Revolver Amendment included, among other things, an adjustment of certain financial maintenance covenants, including a temporary reduction of the minimum fixed charge coverage ratio to allow the Company to redeploy the proceeds received from the sale of certain income properties to PINE,  and an increase in the maximum amount the Company may invest in stock and stock equivalents of real estate investment trusts to allow the Company to invest in PINE’s common stock and OP Units.

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

At March 31, 2022, the current commitment level under the Credit Facility was $210.0 million. The undrawn commitment under the Credit Facility totaled $144.0 million. As of March 31, 2022, the Credit Facility had a $66.0 million balance outstanding.

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

Mortgage Notes Payable. On March 3, 2022, in connection with the acquisition of Price Plaza Shopping Center, the Company assumed an existing $17.8 million secured fixed-rate mortgage note payable, which bears interest at a fixed rate of 4.06% and matures in August 2026.

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

During the year ended December 31, 2020, the Company repurchased $12.5 million aggregate principal amount of 2025 Notes at a $2.6 million discount, resulting in a gain on extinguishment of debt of $1.1 million. All such repurchases were made during first and second quarter of 2020. During the year ended December 31, 2021, the Company repurchased $11.4 million aggregate principal amount of 2025 Notes at a $1.6 million premium, resulting in a loss on extinguishment of debt of $2.9 million. Following these repurchases, $51.0 million aggregate principal amount of the 2025 Notes remains outstanding at March 31, 2022.

The 2025 Notes represent senior unsecured obligations of the Company and pay interest semi-annually in arrears on each April 15th and October 15th, commencing on April 15, 2020, at a rate of 3.875% per annum. The 2025 Notes mature on April 15, 2025 and may not be redeemed by the Company prior to the maturity date. The conversion rate for the 2025 Notes was initially 12.7910 shares of the Company’s common stock per $1,000 of principal of the 2025 Notes (equivalent to an initial conversion price of $78.18 per share of the Company’s common stock). The initial conversion price of the 2025 Notes represented a premium of 20% to the $65.15 closing sale price of the Company’s common stock on the NYSE American on January 29, 2020. If the Company’s Board increases the quarterly dividend above the $0.13 per share in place at issuance, the conversion rate is adjusted with each such increase in the quarterly dividend amount. After the first quarter 2022 dividend, the conversion rate is equal to 19.7377 shares of common stock for each $1,000 principal amount of 2025 Notes, which represents an adjusted conversion price of $50.66 per share of common stock. At the maturity date, the 2025 Notes are convertible into cash, common stock or a combination thereof, subject to various conditions, at the Company’s option. Should certain corporate transactions or events occur prior to the stated maturity date, the Company will increase the conversion rate for a holder that elects to convert its 2025 Notes in connection with such corporate transaction or event.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their 2025 Notes for conversion prior to January 15, 2025 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of 2025 Notes, or specified corporate events including a change in control of the Company. The Company may not redeem the 2025 Notes prior to the stated maturity date and no sinking fund is provided for the 2025 Notes. The 2025 Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the 2025 Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. At time of issuance, in accordance with U.S. GAAP, the 2025 Notes were accounted for as a liability with a separate equity component recorded for the conversion option. The equity component was eliminated on January 1, 2022 with the 2025 Notes Adjustment.

As of March 31, 2022, the unamortized debt discount of our 2025 Notes was $0.5 million, which represents the cash component of the discount.

Long-term debt consisted of the following (in thousands):

	March 31, 2022		December 31, 2021
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$66,000	$—	$67,000	$—
2026 Term Loan	65,000	—	65,000	—
2027 Term Loan	100,000	—	100,000	—
3.875% Convertible Senior Notes, net of Discount	50,551	—	47,469	—
Mortgage Note Payable	17,800	—	—
Financing Costs, net of Accumulated Amortization	(1,272)	—	(1,196)	—
Total Long-Term Debt	$298,079	$—	$278,273	$—

Payments applicable to reduction of principal amounts as of March 31, 2022 will be required as follows (in thousands):

As of March 31, 2022	Amount
Remainder of 2022	$—
2023	66,000
2024	—
2025	51,034
2026	82,800
2027	100,000
2028 and Thereafter	—
Total Long-Term Debt - Face Value	$299,834

The carrying value of long-term debt as of March 31, 2022 consisted of the following (in thousands):

Total
Current Face Amount	$299,834
Unamortized Discount on Convertible Debt	(483)
Financing Costs, net of Accumulated Amortization	(1,272)
Total Long-Term Debt	$298,079

In addition to the $1.3 million of financing costs, net of accumulated amortization included in the table above, as of March 31, 2022, the Company also had financing costs, net of accumulated amortization related to the Credit Facility of $0.4 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the Company’s accompanying consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Interest Expense	$1,668	$1,969
Amortization of Deferred Financing Costs	165	165
Amortization of Discount on Convertible Notes	69	310
Total Interest Expense	$1,902	$2,444

Total Interest Paid	$1,087	$1,395

The Company was in compliance with all of its debt covenants as of March 31, 2022 and December 31, 2021.

NOTE 17. INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the three months ended March 31, 2022. Accordingly, the changes in fair value on the interest rate swaps have been classified in accumulated other comprehensive income (loss). The fair value of the interest rate swap agreements are included in other assets and accrued and other liabilities, respectively, on the consolidated balance sheets. Information related to the Company’s interest rate swap agreements are noted below (in thousands):

Hedged Item	Effective Date	Maturity Date	Rate	Amount	Fair Value as of March 31, 2022
2026 Term Loan (1)	3/10/2021	3/29/2024	0.22% + applicable spread	$50,000	$2,116
2026 Term Loan (2)	3/29/2024	3/10/2026	1.51% + applicable spread	$50,000	$868
2026 Term Loan	8/31/2021	3/10/2026	0.77% + applicable spread	$15,000	$929
2027 Term Loan (3)	11/5/2021	3/29/2024	0.73% + applicable spread	$100,000	$3,219
2027 Term Loan (4)	3/29/2024	1/31/2027	1.42% + applicable spread	$100,000	$2,397
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

NOTE 18. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following (in thousands):

	As of
	March 31, 2022	December 31, 2021
Accrued Property Taxes	$1,831	$813
Reserve for Tenant Improvements	5,120	5,457
Tenant Security Deposits	2,062	1,942
Accrued Construction Costs	1,130	190
Accrued Interest	975	431
Environmental Reserve	73	81
Cash Flow Hedge - Interest Rate Swaps	—	26
Operating Leases - Liability	143	198
Other	2,579	3,983
Total Accrued and Other Liabilities	$13,913	$13,121

Reserve for Tenant Improvements. In connection with recent acquisitions, the Company received an aggregate of $6.7 million from the sellers of certain properties for tenant improvement allowances, leasing commissions and other capital improvements. These amounts are included in accrued and other liabilities on the consolidated balance sheets.  Through March 31, 2022, payments totaling $1.6 million were made, leaving a remaining reserve for tenant improvements of $5.1 million.

Environmental Reserve. During the year ended December 31, 2014, the Company accrued an environmental reserve of $0.1 million in connection with an estimate of additional costs required to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida, on which environmental remediation work had previously been performed. The Company engaged legal counsel who, in turn, engaged environmental engineers to review the site and the prior monitoring test results. During the year ended December 31, 2015, their review was completed, and the Company made an additional accrual of $0.5 million, representing the low end of the range of possible costs estimated by the engineers to be between $0.5 million and $1.0 million to resolve this matter subject to the approval of the state department of environmental protection (the “FDEP”). The FDEP issued a Remedial Action Plan Modification Approval Order (the “FDEP Approval”) in August 2016 which supports the approximate $0.5 million accrual made in 2015. The Company is implementing the remediation plan pursuant to the FDEP Approval. During the fourth quarter of 2017, the Company made an additional accrual of less than $0.1 million for the second year of monitoring as the low end of the original range of estimated costs was increased for the amount of monitoring now anticipated. Since the total accrual of $0.7 million was made, $0.6 million in costs have been incurred through March 31, 2022, leaving a remaining accrual of less than $0.1 million.

NOTE 19. DEFERRED REVENUE

Deferred revenue consisted of the following (in thousands):

	As of
	March 31, 2022	December 31, 2021
Prepaid Rent	$3,212	$3,921
Interest Reserve from Commercial Loan and Master Lease Investment	639	—
Tenant Contributions	561	574
Other Deferred Revenue	180	10
Total Deferred Revenue	$4,592	$4,505

Interest Reserve from Commercial Loan and Master Lease Investment. In connection with one of the Company’s commercial loan investments, the borrower has deposited interest reserves in an account held by the Company. The corresponding liability is recorded in deferred revenue in the Company’s consolidated balance sheets. The interest reserves are utilized to fund the monthly interest due on the loan.

NOTE 20. STOCK-BASED COMPENSATION

SUMMARY OF STOCK-BASED COMPENSATION

A summary of share activity for all equity classified stock compensation during the three months ended March 31, 2022, is presented below:

Type of Award	Shares Outstanding at 1/1/2022	Granted Shares	Vested / Exercised Shares	Expired Shares	Forfeited Shares	Shares Outstanding at 3/31/22
Equity Classified - Performance Share Awards - Peer Group Market Condition Vesting	78,118	23,056	(24,425)	—	—	76,749
Equity Classified - Three Year Vest Restricted Shares	51,503	23,446	(24,155)	—	(772)	50,022
Equity Classified - Non-Qualified Stock Option Awards	21,541	—	(12,541)	—	—	9,000
Total Shares	151,162	46,502	(61,121)	—	(772)	135,771

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

Amounts recognized in the financial statements for stock-based compensation are as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Total Cost of Share-Based Plans Charged Against Income Before Tax Effect	$906	$958

EQUITY-CLASSIFIED STOCK COMPENSATION

Performance Share Awards – Peer Group Market Condition Vesting

Performance shares have been granted to certain employees under the 2010 Plan. The performance share awards entitle the recipient to receive, upon the vesting thereof, shares of common stock of the Company equal to between 0% and 150% of the number of performance shares awarded. The number of shares of common stock ultimately received by the award recipient is determined based on the Company’s total stockholder return as compared to the total stockholder return of a certain peer group during a three-year performance period. The Company granted a total of 23,056 performance shares during the three months ended March 31, 2022.

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

As of March 31, 2022, there was $2.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the non-vested performance share awards, which will be recognized over a remaining weighted average period of 2.2 years.

A summary of the activity for these awards during the three months ended March 31, 2022 is presented below:

Performance Shares With Market Conditions	Shares	Wtd. Avg. Fair Value Per Share
Non-Vested at January 1, 2022	78,118	$47.01
Granted	23,056	$62.27
Vested	(24,425)	$(50.27)
Expired	—	—
Forfeited	—	—
Non-Vested at March 31, 2022	76,749	$50.56

Three Year Vest Restricted Shares

Restricted shares have been granted to certain employees under the 2010 Plan. One-third of the restricted shares will vest on each of the first, second, and third anniversaries of January 28 of the applicable year provided the grantee is an employee of the Company on those dates. In addition, any unvested portion of the restricted shares will vest upon a change in control. The Company granted a total of 23,446 shares of three-year restricted Company common stock during the three months ended March 31, 2022.

The Company’s determination of the fair value of the three-year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date. Compensation cost is recognized on a straight-line basis over the vesting period.

As of March 31, 2022, there was $2.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three-year vest non-vested restricted share awards, which will be recognized over a remaining weighted average period of 2.3 years.

A summary of the activity for these awards during the three months ended March 31, 2022 is presented below:

Three Year Vest Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value Per Share
Non-Vested at January 1, 2022	51,503	$44.88
Granted	23,446	$59.40
Vested	(24,155)	$44.89
Expired	—	—
Forfeited	(772)	$52.34
Non-Vested at March 31, 2022	50,022	$51.57

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

A summary of the activity for these awards during the three months ended March 31, 2022 is presented below:

Non-Qualified Stock Option Awards	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	21,541	$43.37
Granted	—	—
Exercised	(12,541)	$45.88
Expired	—	—
Forfeited	—	—
Outstanding at March 31, 2022	9,000	$39.87	2.56	$238,050
Exercisable at January 1, 2022	21,541	$43.37	3.21	$388,837
Exercisable at March 31, 2022	9,000	$39.87	2.56	$238,050

The total intrinsic value of options exercised during the three months ended March 31, 2022 totaled $0.2 million. As of March 31, 2022, there is no unrecognized compensation cost related to the stock option awards.

NON-EMPLOYEE DIRECTOR STOCK COMPENSATION

Each member of the Company’s Board of Directors has the option to receive his or her annual retainer and meeting fees in shares of Company common stock rather than cash. The number of shares awarded to the directors making such election is calculated quarterly by dividing (i) the sum of (A) the amount of the quarterly retainer payment due to such director plus (B) meeting fees earned by such director during the quarter, by (ii) the trailing 20-day average price of the Company’s common stock as of the date two business days prior to the date of the award, rounded down to the nearest whole number of shares.

Each non-employee director serving as of the beginning of each calendar year shall receive an annual award of the Company’s common stock. The value of such award totaled $35,000 for the years ended December 31, 2022 and 2021 (the “Annual Award”). The number of shares awarded is calculated based on the trailing 20-day average price of the Company’s common stock as of the date two business days prior to the date of the award, rounded down to the nearest whole number of shares. Commencing in 2021, non-employee directors will no longer receive meeting fees, but will receive additional retainers for service on Board committees, as set forth in the Company’s Non-Employee Director Compensation Policy available on the Company’s website (www.ctoreit.com).

During the three months ended March 31, 2022 and 2021, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.3 million, or 4,704 shares, and $0.3 million, or 6,788 shares, respectively. The expense recognized includes the Annual Award received during the first quarter of each respective year, which totaled $0.2 million during each of the three months ended March 31, 2022 and 2021.

NOTE 21. INCOME TAXES

The Company elected to be taxed as a REIT for U.S. federal income tax purposes under the Code commencing with its taxable year ended December 31, 2020. The Company believes that, commencing with such taxable year, it has been organized and has operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws. The Company intends to continue to operate in such a manner. As a REIT, the Company will be subject to U.S. federal and state income taxation at corporate rates on its net taxable income; the Company, however, may claim a deduction for the amount of dividends paid to its stockholders. Amounts distributed as dividends by the Company will be subject to taxation at the stockholder level only. While the Company must distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to qualify as a REIT, the Company intends to distribute all of its net taxable income. The Company is allowed certain other non-cash deductions or adjustments, such as depreciation expense, when computing its REIT taxable income and distribution requirement. These deductions permit the Company to reduce its dividend payout requirement under U.S. federal income tax laws. Certain states may impose minimum franchise taxes. To comply with certain REIT requirements, the Company holds certain of its non-REIT assets and operations through TRSs and subsidiaries of TRSs, which will be subject to applicable U.S. federal, state and local corporate income tax on their taxable income. For the periods presented, the Company held a total of two TRSs subject to taxation. The Company’s TRSs will file tax returns separately as C-Corporations.

As a result of the Company’s election to be taxed as a REIT, during the year ended December 31, 2020, an $82.5 million deferred tax benefit was recorded to de-recognize the deferred tax assets and liabilities associated with the entities included in the REIT. A significant portion of the deferred tax benefit recognized related to the de-recognition of deferred tax liabilities resulting from Internal Revenue Code Section 1031 like-kind exchanges (“1031 Exchanges”). The Company will be subject to corporate income taxes related to assets held by it that are sold during the 5-year period following the date of conversion to the extent such sold assets had a built-in gain as of January 1, 2020. The Company generally does not intend to dispose of any REIT assets after the REIT conversion within the 5-year period, unless various tax planning strategies, including 1031 Exchanges or other deferred tax structures are available to mitigate the built-in gain tax liability of conversion.

NOTE 22. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Contractual Commitments – Expenditures

The Company has committed to fund the following capital improvements. The improvements, which are related to several properties, are estimated to be generally completed within twelve months. These commitments, as of March 31, 2022, are as follows (in thousands):

As of March 31, 2022
Total Commitment (1)	$23,533
Less Amount Funded	(8,139)
Remaining Commitment	$15,394

(1)     Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

In addition, the Company is committed to fund the construction loan originated on January 26, 2022 as described in Note 4. Commercial Loan and Master Lease Investments. The construction loan is for an amount up to $8.7 million, of which none was funded as of March 31, 2022.

NOTE 23. BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, management services, commercial loan and master lease investments, and real estate operations. The management services segment consists of the revenue generated from managing PINE and the Land JV, prior to the Land JV Sale. Our income property operations consist of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 87.1% and 86.0% of our identifiable assets as of March 31, 2022 and December 31, 2021, respectively, and 88.1% and 77.8% of our consolidated revenues for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, our commercial loan and master lease investments portfolio consisted of three commercial loan investments and one commercial property whose lease is classified as a commercial loan and master lease investment. Our real estate operations consist of revenues generated from the sale of and royalty income related to our interests in subsurface oil, gas, and mineral rights, and the generation and sale of mitigation credits.

The Company evaluates segment performance based on operating income. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in different segments for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenues:
Income Properties	$15,168	$11,449
Management Fee Income	936	669
Interest Income From Commercial Loan and Master Lease Investments	718	701
Real Estate Operations	388	1,893
Total Revenues	$17,210	$14,712
Operating Income:
Income Properties	$11,152	$8,532
Management Fee Income	936	669
Interest Income From Commercial Loan and Master Lease Investments	718	701
Real Estate Operations	337	1,811
General and Corporate Expense	(9,412)	(7,962)
Gain (Loss) on Disposition of Assets	(245)	708
Total Operating Income	$3,486	$4,459
Depreciation and Amortization:
Income Properties	$6,356	$4,825
Corporate and Other	13	5
Total Depreciation and Amortization	$6,369	$4,830
Capital Expenditures:
Income Properties	$40,499	$39,340
Corporate and Other	16	7
Total Capital Expenditures	$40,515	$39,347

Identifiable assets of each segment as of March 31, 2022 and December 31, 2021 are as follows (in thousands):

	As of
	March 31, 2022	December 31, 2021
Identifiable Assets:
Income Properties	$657,128	$630,747
Management Services	1,227	1,653
Commercial Loan and Master Lease Investments	21,830	39,095
Real Estate Operations	26,521	26,512
Corporate and Other	47,513	35,132
Total Assets	$754,219	$733,139

Operating income represents income from operations before interest expense, investment income, and income taxes. General and corporate expenses are an aggregate of general and administrative expenses and depreciation and amortization expense. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Real Estate Operations includes the identifiable assets of the Mitigation Bank and Subsurface Interests. Corporate and other assets consist primarily of cash and restricted cash, property, plant, and equipment related to the other operations, as well as the general and corporate operations.

The management services, commercial loan and master lease investments, and real estate operations segments had no capital expenditures during the three months ended March 31, 2022 or 2021.

NOTE 24. ASSETS HELD FOR SALE

Assets held for sale as of December 31, 2021 are summarized below (in thousands). There were no assets held for sale as of March 31, 2022.

As of December 31, 2021
Plant, Property, and Equipment—Net	$6,016
Intangible Lease Assets—Net	704
Total Assets Held for Sale	$6,720

NOTE 25. SUBSEQUENT EVENTS

The Company reviewed all subsequent events and transactions through April 28, 2022, the date the consolidated financial statements were issued.

Stock Split

On April 27, 2022, the Company announced that its Board of Directors has approved a three-for-one stock split of the Company’s common stock to be effected in the form of a stock dividend.  Each stockholder of record at the close of business on June 27, 2022 (the “Record Date”), will receive two additional shares of the Company’s common stock for each share held as of the Record Date.  The new shares will be distributed on June 30, 2022. The Company’s stock will begin trading at the post-split price on July 1, 2022. The Company’s second quarter regular common stock cash dividend, which will apply to pre-split shares only, will not be impacted by the stock split.

Commercial Loan and Master Lease Investment

On April 7, 2022, the Company entered into a preferred equity agreement to provide $30.0 million of funding towards the acquisition of the Watters Creek at Montgomery Farm, a grocery-anchored, mixed-use property located in Allen, Texas. The three-year preferred investment for the acquisition was fully funded at closing, is interest-only through maturity, includes an origination fee, and bears a fixed preferred return.

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

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Also, when the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Management believes the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions. However, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update or revise such forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.  The risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements, include, but are not limited to, the following:

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

The Company describes the risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Quarterly Report on Form 10-Q), and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Part I, Item 2 of this Quarterly Report on Form 10-Q).

OVERVIEW

We are a publicly traded, primarily retail-oriented, REIT that was founded in 1910. We own and manage, sometimes utilizing third-party property management companies, 21 commercial real estate properties in nine states in the United States. As of March 31, 2022, we owned seven single-tenant and 14 multi-tenant income-producing properties comprising 2.8 million square feet of gross leasable space.

In addition to our income property portfolio, as of March 31, 2022, our business included the following:

Management Services:

●	A fee-based management business that is engaged in managing PINE, see Note 5, “Related Party Management Services Business”.

Commercial Loan and Master Lease Investments:

●	A portfolio of three commercial loan investments and one commercial property, which is included in the 21 commercial real estate properties above, whose lease is classified as commercial loan and master lease investment.

Real Estate Operations:

●	A portfolio of subsurface mineral interests associated with approximately 365,000 surface acres in 19 counties in the State of Florida (“Subsurface Interests”); and

●	An inventory of historically owned mitigation credits as well as mitigation credits produced by the Company’s mitigation bank. The mitigation bank owns a 2,500 acre parcel of land in the western part of Daytona Beach, Florida and, pursuant to a mitigation plan approved by the applicable state and federal authorities, produces mitigation credits that are sold to developers of land in the Daytona Beach area for the purpose of enabling the developers to obtain certain regulatory permits for property development (the “Mitigation Bank”). Prior to the Interest Purchase (defined in Note 7, “Investment in Joint Ventures”) completed on September 30, 2021, the Company held a 30% retained interest in the entity that owns the Mitigation Bank.

Our business also includes our investment in PINE. As of March 31, 2022, the fair value of our investment totaled $38.6 million, or 15.2% of PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

Our strategy for investing in income-producing properties is focused on factors including, but not limited to, long-term real estate fundamentals and target markets, including major markets or those markets we believe are experiencing economic growth. We employ a methodology for evaluating targeted investments in income-producing properties which includes an evaluation of: (i) the attributes of the real estate (e.g. location, market demographics, comparable properties in the market, etc.); (ii) an evaluation of the existing tenant(s) (e.g. credit-worthiness, property level sales, tenant rent levels compared to the market, etc.); (iii) other market-specific conditions (e.g. tenant industry, job and population growth in the market, local economy, etc.); and (iv) considerations relating to the Company’s business and strategy (e.g., strategic fit of the asset type, property management needs, ability to transact in a tax-efficient manner for the benefit of our shareholders, etc.).

We believe investment in income-producing assets provides attractive opportunities for generally stable cash flows and increased returns over the long run through potential capital appreciation. Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. We sold two single-tenant income properties, one of which was classified as a commercial loan and master lease investment due to tenant repurchase options, during the three months ended March 31, 2022. As a result of entering into the Exclusivity and Right of First Offer Agreement with PINE (the “ROFO Agreement”) which generally prevents us from investing in single-tenant net lease income properties, our income property investment strategy is focused on multi-tenant, primarily retail-oriented, properties. We may pursue this strategy by monetizing certain of our single-tenant properties, and should we do so, we would seek to utilize the 1031 like-kind exchange structure to preserve the tax-deferred gain on the original transaction(s) that pertains to the replacement asset.

Our current portfolio of seven single-tenant income properties generates $9.1 million of revenues from annualized straight-line base lease payments and had a weighted average remaining lease term of 6.5 years as of March 31, 2022. Our current portfolio of 14 multi-tenant properties generates $46.2 million of revenue from annualized straight-line base lease payments and had a weighted average remaining lease term of 6.9 years as of March 31, 2022.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

Revenue

Total revenue for the three months ended March 31, 2022 is presented in the following summary and indicates the changes as compared to the three months ended March 31, 2021 (in thousands):

	Three Months Ended
Operating Segment	March 31, 2022	March 31, 2021	$ Variance	% Variance
Income Properties	$15,168	$11,449	$3,719	32.5%
Management Services	936	669	267	39.9%
Commercial Loan and Master Lease Investments	718	701	17	2.4%
Real Estate Operations	388	1,893	(1,505)	(79.5)%
Total Revenue	$17,210	$14,712	$2,498	17.0%

Total revenue for the three months ended March 31, 2022 increased to $17.2 million, compared to $14.7 million during the three months ended March 31, 2021. The increase in total revenue is primarily attributable to increased income produced by the Company’s recent income property acquisitions versus that of properties disposed of by the Company during the comparative period, in addition to increased management fee income from PINE. These increases were offset by decreased revenue from real estate operations due to fewer sales of Subsurface Interests, as further described below.

Income Properties

Revenue and operating income from our income property operations totaled $15.2 million and $11.2 million, respectively, during the three months ended March 31, 2022, compared to total revenue and operating income of $11.4 million and $8.5 million, respectively, for the three months ended March 31, 2021. The direct costs of revenues for our income property operations totaled $4.0 million and $2.9 million for the three months ended March 31, 2022 and 2021, respectively. The increase in revenues of $3.7 million, or 32.5%, during the three months ended March 31, 2022 is primarily related to the timing of acquisitions versus dispositions. The increase in operating income from our income property operations reflects increased rent revenues, offset by an increase of $1.1 million in our direct costs of revenues which is also related to the timing of acquisitions versus dispositions.

Management Services

Revenue from our management services from PINE totaled $0.9 million during the three months ended March 31, 2022. Revenue from our management services totaled $0.7 million during the three months ended March 31, 2021, including $0.6 million and $0.03 million earned from PINE and the Land JV, respectively.

Commercial Loan and Master Lease Investments

Interest income from our commercial loan and master lease investments totaled $0.7 million during each of the three months ended March 31, 2022 and 2021.

Portfolio. As of March 31, 2022, the Company’s commercial loan and master lease investments portfolio included three commercial loan investments and one commercial property. As of March 31, 2021, the Company’s commercial loan and master lease investments portfolio included one commercial loan investment and two commercial properties. Although interest income from our commercial loan and master lease investments remained relatively consistent during the three months ended March 31, 2022 and 2021, the timing of investments and dispositions includes (i) the origination of one commercial loan investment during the second quarter of 2021, (ii) the origination of one construction loan during the first quarter of 2022 of which no amounts have been drawn by the borrower as of March 31, 2022, and (iii) the sale of one commercial property during the first quarter of 2022 which was accounted for as a commercial loan investment due to future repurchase rights.

Real Estate Operations

During the three months ended March 31, 2022, operating income from real estate operations was $0.3 million on revenues totaling $0.4 million. During the three months ended March 31, 2021, operating income from real estate operations was $1.8 million on revenues totaling $1.9 million. The operating income during the three months ended March 31, 2022 was primarily due to the sale of approximately 4,750 acres of Subsurface Interests totaling $0.4 million, which revenues were offset by less than $0.1 million cost of sales, as compared to the three months ended March 31, 2021 which includes the sale of approximately 25,000 acres of Subsurface Interests totaling $1.9 million, which revenues were offset by $0.1 million cost of sales.

General and Administrative Expenses

Total general and administrative expenses for the three months ended March 31, 2022 is presented in the following summary and indicates the changes as compared to the three months ended March 31, 2021 (in thousands):

	Three Months Ended
General and Administrative Expenses	March 31, 2022	March 31, 2021	$ Variance	% Variance
Recurring General and Administrative Expenses	$2,137	$2,081	$56	2.7%
Non-Cash Stock Compensation	906	958	(52)	(5.4)%
REIT Conversion and Other Non-Recurring Items	—	93	(93)	(100.0)%
Total General and Administrative Expenses	$3,043	$3,132	$(89)	(2.8)%

Gains (Losses)

2022 Dispositions. During the three months ended March 31, 2022, the Company sold two income properties, including (i) Party City, a single-tenant income property located in Oceanside, New York for $6.9 million resulting in a $0.06 million loss and (ii) the Carpenter Hotel ground lease, a single-tenant income property located in Austin, Texas for $17.1 million resulting in a $0.2 million loss. The lease with Carpenter Hotel included two tenant repurchase options. Pursuant to FASB ASC Topic 842, Leases, the $16.25 million investment was recorded in the accompanying consolidated balance sheets as a commercial loan and master lease investment prior to its disposition during the three months ended March 31, 2022. The sale of the properties reflect a total disposition volume of $24.0 million, resulting in aggregate losses of $0.2 million.

2021 Dispositions. During the three months ended March 31, 2021, the Company sold two income properties, including (i) World of Beer/Fuzzy’s Taco Shop, a multi-tenant income property located in Brandon, Florida for $2.3 million resulting in a $0.6 million gain and (ii) Moe’s Southwest Grill, a single-tenant income property located in Jacksonville, Florida for $2.5 million resulting in a $0.1 million gain. The sale of the properties reflect a total disposition volume of $4.9 million, resulting in aggregate gains of $0.7 million.

Depreciation and Amortization

Depreciation and amortization totaled $6.4 million and $4.8 million during the three months ended March 31, 2022 and 2021, respectively. The increase of $1.6 million is primarily due to the increase in the Company’s income property portfolio.

Investment and Other Income (Loss)

During the three months ended March 31, 2022, the closing stock price of PINE decreased by $1.24 per share, with a closing price of $18.80 on March 31, 2022. During the three months ended March 31, 2021, the closing stock price of PINE increased by $2.37 per share, with a closing price of $17.36 on March 31, 2021. The change in stock price resulted in an unrealized, non-cash gain (loss) on the Company’s investment in PINE of ($2.5) million and $4.8 million which is included in investment and other income (loss) in the consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively.

The Company earned dividend income from the investment in PINE of $0.6 million and $0.5 million during the three months ended March 31, 2022 and 2021, respectively.

Interest Expense

Interest expense totaled $1.9 million and $2.4 million for the three months ended March 31, 2022 and 2021, respectively.  The decrease of $0.5 million resulted primarily from (i) the net decrease in long-term debt outstanding under the Company’s Credit Facility during the three months ended March 31, 2022 as compared to the same period in 2021, which is primarily driven by the use of proceeds received from the Series A Preferred Stock offering, (ii) the payoff of the Company’s $23.2 million variable-rate mortgage note, (iii) the disposition of the CMBS Portfolio under which the buyer assumed a $30.0 million fixed-rate mortgage note, and (iv) the repurchase of $11.4 million aggregate principal amount of 2025 Notes.

Net Income

Net income attributable to the Company totaled $0.2 million and $7.8 million during the three months ended March 31, 2022 and 2021, respectively. The decrease in net income is attributable to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $9.5 million at March 31, 2022, while restricted cash totaled $26.4 million, see Note 2, “Summary of Significant Accounting Policies” under the heading Restricted Cash for the Company’s disclosure related to its restricted cash balance at March 31, 2022.

Our cash flows provided by operating activities totaled $11.4 million during the three months ended March 31, 2022,  compared to cash flows provided by operating activities totaling $6.3 million for the three months ended March 31, 2021, an increase of $5.1 million. The increase of $5.1 million is primarily related to the increase in the cash flows provided by income properties of $2.6 million, which was primarily the result of timing related to the reinvestment of cash generated from the sale of recently disposed assets. The change in operating cash is further impacted by various other timing differences within other assets and accounts payable.

Our cash flows used in investing activities totaled less than $0.02 million for the three months ended March 31, 2022, compared to cash flows used in investing activities of $34.4 million for the three months ended March 31, 2021, a decrease in cash outflows of $34.4 million. The decrease in cash used in investing activities is primarily related to a net increase in cash inflows of $17.3 million during the three months ended March 31, 2022 related to the timing of income property acquisitions quarter over quarter, in addition to an increase in cash inflows of $17.2 million related to proceeds received from the disposition of the Carpenter Hotel ground lease located in Austin, Texas, which income property was classified as a commercial loan and master lease investment due to future tenant repurchase rights.

Our cash flows used in financing activities totaled $6.9 million for the three months ended March 31, 2022, compared to cash flows used in financing activities of $0.4 million for the three months ended March 31, 2021, an increase in cash outflows of $6.5 million. The increase of $6.5 million is primarily related to the net impact of $7.8 million increased cash outflows related to the Company’s net repayments on long-term debt of $1.0 million during the three months ended March 31, 2022, as compared to net draws on long-term debt of $6.8 million during the comparable prior year period, in addition to increased cash outflows of $1.2 million related to dividends paid during the three months ended March 31, 2022. The increases in cash outflows were partially offset by $2.8 million of net proceeds received from the sale of 43,793 shares of the Company’s common stock under the ATM Program during the three months ended March 31, 2022.

Long-Term Debt. As of March 31, 2022, the Company had $144.0 million undrawn commitment under the Credit Facility. See Note 16, “Long-Term Debt” for the Company’s disclosure related to its long-term debt balance at March 31, 2022.

Acquisitions and Investments. As noted previously, the Company acquired one multi-tenant income property during the three months ended March 31, 2022 for a purchase price of $39.1 million, as further described in Note 3, “Income Properties”.

The Company’s guidance for 2022 investments in income-producing properties totals between $200.0 million and $250.0 million. We expect to fund future acquisitions utilizing cash on hand, cash from operations, proceeds from the dispositions of income properties through 1031 like-kind exchanges, and potentially the sale of all or a portion of our Subsurface Interests, and borrowings on our Credit Facility, if available. We expect dispositions of income properties and subsurface interests will qualify under the like-kind exchange deferred-tax structure, and additional financing sources.

Dispositions. During the three months ended March 31, 2022, the Company sold two single-tenant income properties for a total disposition volume of $24.0 million, one of which was classified as a commercial loan and master lease investment due to two tenant repurchase options, as further described in Note 3, “Income Properties”.

ATM Program.  During the three months ended March 31, 2022, the Company sold 43,793 shares under the ATM Program for gross proceeds of $2.9 million at a weighted average price of $65.47 per share, generating net proceeds of $2.8 million after deducting transaction fees totaling less than $0.1 million.

Contractual Commitments – Expenditures.

The Company has committed to fund the following capital improvements. The improvements, which are related to several properties, are estimated to be generally completed within twelve months. These commitments, as of March 31, 2022, are as follows (in thousands):

As of March 31, 2022
Total Commitment (1)	$23,533
Less Amount Funded	(8,139)
Remaining Commitment	$15,394

(1)     Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

As of March 31, 2022, we have no other contractual requirements to make capital expenditures.

In addition, the Company is committed to fund the construction loan originated on January 26, 2022 as described in Note 4. Commercial Loan and Master Lease Investments. The construction loan is for an amount up to $8.7 million, of which none was funded as of March 31, 2022.

Off-Balance Sheet Arrangements. None.

Other Matters. We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations, $147.1 million of availability remaining under the ATM Program, and $144.0 million undrawn commitment under the existing $210.0 million Credit Facility as of March 31, 2022.

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

We compute FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO as U.S. GAAP net income or loss adjusted to exclude extraordinary items (as defined by U.S. GAAP), net gain or loss from sales of depreciable real estate assets, impairment write-downs associated with depreciable real estate assets and real estate related depreciation and amortization, including the pro rata share of such adjustments of unconsolidated subsidiaries. The Company also excludes the gains or losses from sales of assets incidental to the primary business of the REIT which specifically include the sales of mitigation credits, impact fee credits, subsurface sales, and land sales, in addition to the mark-to-market of the Company’s investment securities and interest related to the 2025 Notes, if the effect is dilutive. To derive Core FFO, we modify the NAREIT computation of FFO to include other adjustments to U.S. GAAP net income related to gains and losses recognized on the extinguishment of debt, amortization of above- and below-market lease related intangibles, and other unforecastable market- or transaction-driven non-cash items. To derive AFFO, we further modify the NAREIT computation of FFO and Core FFO to include other adjustments to U.S. GAAP net income related to non-cash revenues and expenses such as straight-line rental revenue, non-cash compensation, and other non-cash amortization, as well as adding back the interest related to the 2025 Notes, if the effect is dilutive. Such items may cause short-term fluctuations in net income but have no impact on operating cash flows or long-term operating performance. We use AFFO as one measure of our performance when we formulate corporate goals.

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

Reconciliation of Non-U.S. GAAP Measures (in thousands, except share and dividend data):

	Three Months Ended
	March 31, 2022	March 31, 2021
Net Income Attributable to the Company	$202	$7,785
Add Back: Effect of Dilutive Interest Related to 2025 Notes (1)	—	—
Net Income Attributable to the Company, If-Converted	$202	$7,785
Depreciation and Amortization	6,369	4,830
(Gains) Losses on Disposition of Assets	245	(708)
Gains on Disposition of Other Assets	(332)	(1,827)
Unrealized (Gain) Loss on Investment Securities	2,457	(4,834)
Funds from Operations	$8,941	$5,246
Distributions to Preferred Stockholders	(1,195)	—
Funds From Operations Attributable to Common Stockholders	$7,746	$5,246
Amortization of Intangibles to Lease Income	481	(396)
Less: Effect of Dilutive Interest Related to 2025 Notes (1)	—	—
Core Funds From Operations Attributable to Common Stockholders	$8,227	$4,850
Adjustments:
Straight-Line Rent Adjustment	(538)	(685)
COVID-19 Rent Repayments	27	220
Other Non-Cash Amortization	(139)	(224)
Amortization of Loan Costs and Discount on Convertible Debt	234	475
Non-Cash Compensation	906	958
Non-Recurring G&A	—	93
Adjusted Funds From Operations Attributable to Common Stockholders	$8,717	$5,687

Weighted Average Number of Common Shares:
Basic and Diluted (2)	5,908,892	5,879,085

Dividends Declared and Paid - Preferred Stock	$0.40	$—
Dividends Declared and Paid - Common Stock	$1.08	$1.00

(1)      As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in net income or loss that would result from the assumed conversion of the Company’s 2025 Notes. For the three months ended March 31, 2022, a total of $0.6 million was not included, as the impact of the 2025 Notes, if-converted, would be antidilutive due to the net loss attributable to common stockholders of $1.0 million.

(2)      Excludes 1.0 million shares, representing the dilutive impact of the Company’s 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, as the effect was antidilutive due to the net loss attributable to common stockholders of $1.0 million.

Other Data (in thousands, except per share data):

	Three Months Ended
	March 31, 2022	March 31, 2021
FFO Attributable to Common Stockholders	$7,746	$5,246
FFO Attributable to Common Stockholders per Common Share - Diluted	$1.31	$0.89

Core FFO Attributable to Common Stockholders	$8,227	$4,850
Core FFO Attributable to Common Stockholders per Common Share - Diluted (1)	$1.39	$0.82

AFFO Attributable to Common Stockholders	$8,717	$5,687
AFFO Attributable to Common Stockholders per Common Share - Diluted (1)	$1.48	$0.97

(1)      A total of 1.0 million shares representing the dilutive impact of the Company’s 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, were not included in the computation of diluted net income (loss) attributable to common stockholders for the three months ended March 31, 2022 because they were antidilutive due to the net loss of $1.0 million.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates include those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Our most significant estimate is as follows:

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease.  As required by U.S. GAAP, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The assumptions underlying the allocation of relative fair values are based on market information including, but not limited to: (i) the estimate of replacement cost of improvements under the cost approach, (ii) the estimate of land values based on comparable sales under the sales comparison approach, and (iii) the estimate of future benefits determined by either a reasonable rate of return over a single year’s net cash flow, or a forecast of net cash flows projected over a reasonable investment horizon under the income capitalization approach. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled one multi-tenant income property for a purchase price of $39.1 million for the three months ended March 31, 2022 and two multi-tenant income properties for a combined purchase price of $38.5 million for the three months ended March 31, 2021.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our Credit Facility, as this facility carries a variable rate of interest. Our borrowings on our $210.0 million revolving Credit Facility bear a variable rate of interest based on the 30-day LIBOR plus a rate of between 135 basis points and 195 basis points based on our level of borrowing as a percentage of our total asset value. As of March 31, 2022 and 2021, the outstanding balance on our Credit Facility totaled $66.0 million and $144.8 million, of which $66.0 million and $44.8 million, respectively, were not fixed by virtue of an interest rate swap agreement. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by $0.7 million and $0.4 million as of March 31, 2022 and 2021, respectively. The increase in the exposure of market rate risk is primarily due to the increase in the un-hedged portion of the Credit Facility balance as of March 31, 2022 as the interest rate swap agreements previously hedging the outstanding principal balance under the Credit Facility were redesignated to the term loan agreements during the year ended December 31, 2021. The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to certain of its debt borrowings, see Note 17, “Interest Rate Swaps.” By virtue of fixing the variable rate on certain debt borrowings, our exposure to changes in interest rates is minimal but for the impact on other comprehensive income and loss. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the

Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 1A. RISK FACTORS

For a discussion of the Company’s potential risks and uncertainties, see the information under the heading Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company. As of March 31, 2022, there have been no material changes in our risk factors from those set forth within the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

(4.1)	Specimen Common Stock Certificate of CTO Realty Growth, Inc., filed as Exhibit 4.2 to the registrant’s current report on Form 8-K12B filed February 1, 2021, and incorporated herein by reference.

Exhibit 31.1	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Exhibit 32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 32.2	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	Inline XBRL Instance Document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

CTO REALTY GROWTH, INC.
(Registrant)

April 28, 2022	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

April 28, 2022	By:	/s/ Matthew M. Partridge
Matthew M. Partridge, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
April 28, 2022	By:	/s/ Lisa M. Vorakoun
Lisa M. Vorakoun, Vice President and Chief Accounting Officer (Principal Accounting Officer)