Form 10-Q
period 2022-06-30
CTO Realty Growth, Inc.
filed 2022-07-28
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 21, 2022, there were 18,317,378 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CTO REALTY GROWTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	(Unaudited) June 30, 2022	December 31, 2021
ASSETS
Real Estate:
Land, at Cost	$205,245	$189,589
Building and Improvements, at Cost	344,205	325,418
Other Furnishings and Equipment, at Cost	741	707
Construction in Process, at Cost	10,419	3,150
Total Real Estate, at Cost	560,610	518,864
Less, Accumulated Depreciation	(31,735)	(24,169)
Real Estate—Net	528,875	494,695
Land and Development Costs	686	692
Intangible Lease Assets—Net	78,328	79,492
Assets Held for Sale—See Note 24	—	6,720
Investment in Alpine Income Property Trust, Inc.	38,483	41,037
Mitigation Credits	3,436	3,702
Mitigation Credit Rights	21,018	21,018
Commercial Loans and Investments	68,783	39,095
Cash and Cash Equivalents	7,137	8,615
Restricted Cash	27,189	22,734
Refundable Income Taxes	286	442
Deferred Income Taxes—Net	105	—
Other Assets—See Note 12	28,029	14,897
Total Assets	$802,355	$733,139
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$1,325	$676
Accrued and Other Liabilities—See Note 18	15,705	13,121
Deferred Revenue—See Note 19	5,358	4,505
Intangible Lease Liabilities—Net	5,277	5,601
Deferred Income Taxes—Net	—	483
Long-Term Debt	343,196	278,273
Total Liabilities	370,861	302,659
Commitments and Contingencies—See Note 22
Stockholders’ Equity:
Preferred Stock – 100,000,000 shares authorized; $0.01 par value, 6.375% Series A Cumulative Redeemable Preferred Stock, $25.00 Per Share Liquidation Preference, 3,000,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	30	30
Common Stock – 500,000,000 shares authorized; $0.01 par value, 6,082,626 shares issued and outstanding at June 30, 2022 and 5,916,226 shares issued and outstanding at December 31, 2021	61	60
Additional Paid-In Capital	86,347	85,414
Retained Earnings	332,916	343,459
Accumulated Other Comprehensive Income	12,140	1,517
Total Stockholders’ Equity	431,494	430,480
Total Liabilities and Stockholders’ Equity	$802,355	$733,139

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Revenues
Income Properties	$16,367	$11,574	$31,535	$23,023
Management Fee Income	948	752	1,884	1,421
Interest Income From Commercial Loans and Investments	1,290	709	2,008	1,410
Real Estate Operations	858	1,248	1,246	3,141
Total Revenues	19,463	14,283	36,673	28,995
Direct Cost of Revenues
Income Properties	(4,812)	(2,787)	(8,828)	(5,704)
Real Estate Operations	(228)	(533)	(279)	(615)
Total Direct Cost of Revenues	(5,040)	(3,320)	(9,107)	(6,319)
General and Administrative Expenses	(2,676)	(2,665)	(5,719)	(5,797)
Impairment Charges	—	(16,527)	—	(16,527)
Depreciation and Amortization	(6,727)	(5,031)	(13,096)	(9,861)
Total Operating Expenses	(14,443)	(27,543)	(27,922)	(38,504)
Gain (Loss) on Disposition of Assets	—	4,732	(245)	5,440
Gain (Loss) on Extinguishment of Debt	—	(641)	—	(641)
Other Gains and Income (Loss)	—	4,091	(245)	4,799
Total Operating Income (Loss)	5,020	(9,169)	8,506	(4,710)
Investment and Other Income (Loss)	(1,311)	3,903	(3,205)	9,235
Interest Expense	(2,277)	(2,421)	(4,179)	(4,865)
Income (Loss) Before Income Tax Benefit (Expense)	1,432	(7,687)	1,122	(340)
Income Tax Benefit (Expense)	(214)	3,963	298	4,401
Net Income (Loss) Attributable to the Company	1,218	(3,724)	1,420	4,061
Distributions to Preferred Stockholders	(1,196)	—	(2,391)	—
Net Income (Loss) Attributable to Common Stockholders	$22	$(3,724)	$(971)	$4,061

Per Share Information—See Note 14:
Basic and Diluted Net Income (Loss) Attributable to Common Stockholders	$0.00	$(0.63)	$(0.16)	$0.69

Weighted Average Number of Common Shares
Basic and Diluted	6,004,178	5,898,280	5,956,798	5,888,735

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net Income (Loss) Attributable to the Company	$1,218	$(3,724)	$1,420	$4,061
Other Comprehensive Income (Loss):
Cash Flow Hedging Derivative - Interest Rate Swaps	2,611	(67)	10,623	1,170
Total Other Comprehensive Income (Loss)	2,611	(67)	10,623	1,170
Total Comprehensive Income (Loss)	$3,829	$(3,791)	$12,043	$5,231

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

For the three months ended June 30, 2022:

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders' Equity
Balance April 1, 2022	$30	$60	$—	$81,092	$339,828	$9,529	$430,539
Net Income Attributable to the Company	—	—	—	—	1,218	—	1,218
Stock Repurchase	—	—	—	(1,147)	—	—	(1,147)
Exercise of Stock Options and Stock Issuance to Directors	—	—	—	88	—	—	88
Stock Issuance, Net of Equity Issuance Costs	—	1	—	5,689	—	—	5,690
Stock-Based Compensation Expense	—	—	—	625	—	—	625
Preferred Stock Dividends Declared for the Period	—	—	—	—	(1,196)	—	(1,196)
Common Stock Dividends Declared for the Period	—	—	—	—	(6,934)	—	(6,934)
Other Comprehensive Income	—	—	—	—	—	2,611	2,611
Balance June 30, 2022	$30	$61	$—	$86,347	$332,916	$12,140	$431,494

For the three months ended June 30, 2021:

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders' Equity
Balance April 1, 2021	$—	$60	$—	$13,341	$341,645	$(673)	$354,373
Net Loss Attributable to the Company	—	—	—	—	(3,724)	—	(3,724)
Exercise of Stock Options and Stock Issuance to Directors	—	—	—	80	—	—	80
Stock-Based Compensation Expense	—	—	—	667	—	—	667
Equity Issuance Costs	—	—	—	(412)	—	—	(412)
Common Stock Dividends Declared for the Period	—	—	—	—	(6,026)	—	(6,026)
Other Comprehensive Loss	—	—	—	—	—	(67)	(67)
Balance June 30, 2021	$—	$60	$—	$13,676	$331,895	$(740)	$344,891

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(Unaudited, in thousands)

For the six months ended June 30, 2022:

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders' Equity
Balance January 1, 2022	$30	$60	$—	$85,414	$343,459	$1,517	$430,480
Net Income Attributable to the Company	—	—	—	—	1,420	—	1,420
Adjustment to Equity Component of Convertible Debt Upon Adoption of ASU 2020-06	—	—	—	(7,034)	4,022	—	(3,012)
Stock Repurchase	—	—	—	(1,147)	—	—	(1,147)
Vested Restricted Stock and Performance Shares	—	—	—	(845)	—	—	(845)
Exercise of Stock Options and Stock Issuance to Directors	—	—	—	237	—	—	237
Stock Issuance, Net of Equity Issuance Costs	—	1	—	8,478	—	—	8,479
Stock-Based Compensation Expense	—	—	—	1,244	—	—	1,244
Preferred Stock Dividends Declared for the Period	—	—	—	—	(2,391)	—	(2,391)
Common Stock Dividends Declared for the Period	—	—	—	—	(13,594)	—	(13,594)
Other Comprehensive Income	—	—	—	—	—	10,623	10,623
Balance June 30, 2022	$30	$61	$—	$86,347	$332,916	$12,140	$431,494

For the six months ended June 30, 2021:

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance January 1, 2021	$—	$7,250	$(77,541)	$83,183	$339,917	$(1,910)	$350,899
Net Income Attributable to the Company	—	—	—	—	4,061	—	4,061
Vested Restricted Stock and Performance Shares	—	—	—	(436)	—	—	(436)
Exercise of Stock Options and Common Stock Issuance	—	—	—	372	—	—	372
Equity Issuance Costs	—	—	—	(428)	—	—	(428)
Stock-Based Compensation Expense	—	—	—	1,336	—	—	1,336
Par Value $0.01 per Share and Treasury Stock Derecognized at January 29, 2021	—	(7,190)	77,541	(70,351)	—	—	—
Common Stock Dividends Declared for the Period	—	—	—	—	(12,083)	—	(12,083)
Other Comprehensive Income	—	—	—	—	—	1,170	1,170
Balance June 30, 2021	$—	$60	$—	$13,676	$331,895	$(740)	$344,891

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash Flow from Operating Activities:
Net Income Attributable to the Company	$1,420	$4,061
Adjustments to Reconcile Net Income Attributable to the Company to Net Cash Provided by Operating Activities:
Depreciation and Amortization	13,096	9,861
Amortization of Intangible Liabilities to Income Property Revenue	978	(734)
Amortization of Deferred Financing Costs to Interest Expense	337	324
Amortization of Discount on Convertible Debt	109	629
Loss (Gain) on Disposition of Assets	66	(5,440)
Loss on Disposition of Commercial Loans and Investments	179	—
Loss on Extinguishment of Debt	—	641
Impairment Charges	—	16,527
Accretion of Commercial Loans and Investments Origination Fees	(79)	(1)
Non-Cash Imputed Interest	(107)	(214)
Deferred Income Taxes	(589)	(3,994)
Unrealized (Gain) Loss on Investment Securities	4,348	(8,220)
Non-Cash Compensation	1,611	1,700
Decrease (Increase) in Assets:
Refundable Income Taxes	157	(573)
Land and Development Costs	6	399
Mitigation Credits and Mitigation Credit Rights	266	—
Other Assets	(2,802)	(636)
Increase in Liabilities:
Accounts Payable	650	287
Accrued and Other Liabilities	1,915	2,956
Deferred Revenue	852	717
Net Cash Provided By Operating Activities	22,413	18,290
Cash Flow from Investing Activities:
Acquisition of Real Estate and Intangible Lease Assets and Liabilities	(29,621)	(114,021)
Acquisition of Commercial Loans and Investments	(46,876)	(364)
Cash Contribution to Joint Ventures	—	(346)
Proceeds from Disposition of Property, Plant, and Equipment, Net, and Assets Held for Sale	6,754	34,261
Principal Payments Received on Commercial Loans and Investments	17,182	—
Acquisition of Investment Securities	(1,797)	—
Net Cash Used In Investing Activities	(54,358)	(80,470)
Cash Flow From Financing Activities:
Proceeds from Long-Term Debt	55,000	147,500
Payments on Long-Term Debt	(11,000)	(86,963)
Cash Paid for Loan Fees	(148)	(900)
Proceeds from (Cash Paid for) Exercise of Stock Options and Common Stock Issuance	172	(4)
Cash Used to Purchase Common Stock	(1,147)	—
Cash Paid for Vesting of Restricted Stock	(845)	(436)
Proceeds from (Cash Paid for) Issuance of Common Stock, Net	8,478	(428)
Dividends Paid - Preferred Stock	(2,391)	—
Dividends Paid - Common Stock	(13,197)	(11,795)
Net Cash Provided By Financing Activities	34,922	46,974
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	2,977	(15,206)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	31,349	33,825
Cash, Cash Equivalents and Restricted Cash, End of Period	$34,326	$18,619

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$7,137	$4,701
Restricted Cash	27,189	13,918
Total Cash	$34,326	$18,619

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, in thousands)

	Six Months Ended
	June 30, 2022	June 30, 2021
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Taxes, Net of Refunds Received	$(111)	$(170)
Cash Paid for Interest	$(3,678)	$(4,022)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Gain on Cash Flow Hedges	$10,623	$1,170
Adjustment to Equity Component of Convertible Debt Upon Adoption of ASU 2020-06	$3,012	$—
Common Stock Dividends Declared and Unpaid	$397	$287
Assumption of Mortgage Note Payable	$17,800	$30,000

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS

Description of Business

We are a publicly traded, primarily retail-focused, real estate investment trust (“REIT”) that was founded in 1910. We own and manage, sometimes utilizing third-party property management companies, 21 commercial real estate properties in nine states in the United States. As of June 30, 2022, we owned seven single-tenant and 14 multi-tenant income-producing properties comprising 2.8 million square feet of gross leasable space.

In addition to our income property portfolio, as of June 30, 2022, our business included the following:

Management Services:

●	A fee-based management business that is engaged in managing Alpine Income Property Trust, Inc. (“PINE”), see Note 5, “Related Party Management Services Business”.

Commercial Loans and Investments:

●	A portfolio of five commercial loan investments, one commercial property, which is included in the 21 commercial real estate properties above, whose lease is classified as commercial loan investment, and one preferred equity investment which is classified as a commercial loan investment.

Real Estate Operations:

●	A portfolio of subsurface mineral interests associated with approximately 356,000 surface acres in 19 counties in the State of Florida (“Subsurface Interests”); and

●	An inventory of historically owned mitigation credits as well as mitigation credits produced by the Company’s mitigation bank. The mitigation bank owns a 2,500 acre parcel of land in the western part of Daytona Beach, Florida and, pursuant to a mitigation plan approved by the applicable state and federal authorities, produces mitigation credits that are sold to developers of land in the Daytona Beach area for the purpose of enabling the developers to obtain certain regulatory permits for property development (the “Mitigation Bank”). Prior to the Interest Purchase (hereinafter defined in Note 7, “Investment in Joint Ventures”) completed on September 30, 2021, the Company held a 30% retained interest in the entity that owns the Mitigation Bank.

Our business also includes our investment in PINE. As of June 30, 2022, the fair value of our investment totaled $38.5 million, or 15.8% of PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

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

The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other entities in which we have a controlling interest. Any real estate entities or properties included in the consolidated financial statements have been consolidated only for the periods that such entities or properties were owned or under control by us. All inter-company balances and transactions have been eliminated in the consolidated financial statements. As of June 30, 2022, the Company has an equity investment in PINE.

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

Recently Issued Accounting Standards

Cessation of LIBOR. In January 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-01 which is in response to concerns about structural risks of interbank offered rates (“IBORs”), and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in numerous jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The amendments in ASU 2021-01 are effective immediately and clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The Company believes that its interest rate swaps, hereinafter described in Note 17, “Interest Rate Swaps”, meet the scope of Topic 848-10-15-3A and therefore, the Company will be able to continue to apply a perfectly effective assessment method for each interest rate swap by electing the corresponding optional expedient for subsequent assessments.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of June 30, 2022 and December 31, 2021 include certain amounts over the Federal Deposit Insurance Corporation limits.

Restricted Cash

Restricted cash totaled $27.2 million at June 30, 2022, of which $24.5 million is being held in various escrow accounts to be reinvested through the like-kind exchange structure into other income properties, $0.6 million is being held in an escrow account in connection with the Mitigation Bank as required by the applicable state and federal permitting authorities, $1.7 million is being held in three interest reserve accounts related to the Company’s commercial loans and investments, and the remaining $0.4 million is being held in various escrow accounts related to certain tenant improvements.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at June 30, 2022 and December 31, 2021, approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s Credit Facility (hereinafter defined) as of June 30, 2022 and December 31, 2021, approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s fixed rate commercial loan and master lease investments, the 2026 Term Loan (hereinafter defined), the 2027 Term Loan (hereinafter defined), mortgage note, and convertible debt held as of June 30, 2022 and December 31, 2021 are measured at fair value based on current market rates for financial instruments with similar risks and maturities (see Note 9, “Fair Value of Financial Instruments”).

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

Accounts Receivable

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of accrued tenant reimbursable expenses and other tenant receivables. Receivables related to income property tenants totaled $1.6 million and $0.9 million as of June 30, 2022 and December 31, 2021, respectively. The $0.7 million increase is primarily attributable to an increase in estimated accrued receivables for variable lease payments including common area maintenance, insurance, real estate taxes and other operating expenses.

Accounts receivable related to real estate operations, which are classified in other assets on the consolidated balance sheets, totaled $1.1 million as of June 30, 2022 and December 31, 2021. The accounts receivable as of June 30, 2022 and December 31, 2021 are primarily related to the reimbursement of certain infrastructure costs completed by the Company in conjunction with two land sale transactions that closed during the fourth quarter of 2015 as more fully described in Note 12, “Other Assets.”

As of June 30, 2022 and December 31, 2021, $0.3 million was due from the buyer of the golf operations for the rounds surcharge the Company paid to the City of Daytona Beach.

The collectability of the aforementioned receivables shall be considered and adjusted through an allowance for credit losses pursuant to ASC 326, Financial Instruments-Credit Losses. As of June 30, 2022 and December 31, 2021, the Company recorded an allowance for doubtful accounts of $0.7 million and $0.5 million, respectively.

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

The components of leasing revenue are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Leasing Revenue
Lease Payments	$12,920	$10,259	$25,205	$19,957
Variable Lease Payments	3,447	1,315	6,330	3,066
Total Leasing Revenue	$16,367	$11,574	$31,535	$23,023

Minimum future base rental revenue on non-cancelable leases subsequent to June 30, 2022, for the next five years ended December 31 are summarized as follows (in thousands):

Year Ending December 31,	Amounts
Remainder of 2022	$26,962
2023	51,276
2024	49,560
2025	47,901
2026	41,615
2027	34,325
2028 and Thereafter (Cumulative)	124,296
Total	$375,935

2022 Acquisitions. During the six months ended June 30, 2022, the Company acquired Price Plaza Shopping Center, a multi-tenant income property located in Katy, Texas for a purchase price of $39.1 million, or a total acquisition cost of $39.2 million including capitalized acquisition costs. Price Plaza Shopping Center comprises 205,813 square feet, was 95% leased at acquisition, and had a weighted average remaining lease term of 5.7 years at acquisition. In connection with the acquisition of Price Plaza Shopping Center, the company assumed a $17.8 million fixed-rate mortgage note, as further discussed in Note 16, “Long-Term Debt.”

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

2022 Dispositions. During the six months ended June 30, 2022, the Company sold two income properties, including (i) Party City, a single-tenant income property located in Oceanside, New York for $6.9 million resulting in a $0.06 million loss and (ii) the Carpenter Hotel ground lease, a single-tenant income property located in Austin, Texas for $17.1 million resulting in a $0.2 million loss. The lease with Carpenter Hotel included two tenant repurchase options. Pursuant to FASB ASC Topic 842, Leases, the $16.25 million investment was recorded in the accompanying consolidated balance sheets as a commercial loan investment prior to its disposition during the six months ended June 30, 2022. The sale of the properties reflect a total disposition volume of $24.0 million, resulting in aggregate losses of $0.2 million.

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

2021 Dispositions. During the six months ended June 30, 2021, the Company disposed of one multi-tenant income property and nine single-tenant income properties, including (i) World of Beer/Fuzzy’s Taco Shop, a multi-tenant income property located in Brandon, Florida for $2.3 million resulting in a $0.6 million gain, (ii) Moe’s Southwest Grill, a single-tenant income property located in Jacksonville, Florida for $2.5 million resulting in a $0.1 million gain, (iii) Burlington, a single-tenant income property located in North Richland Hills, Texas for $11.5 million resulting in a $0.1 million gain, (iv) Staples, a single-tenant income property located in Sarasota, Florida for $4.7 million resulting in a $0.7 million gain, and (v) the CMBS Portfolio, sold to PINE, consisting of six single-tenant income properties for $44.5 million resulting in a $3.9 million gain. The sale of the properties reflect a total disposition volume of $65.5 million, resulting in aggregate gains of $5.3 million.

NOTE 4. COMMERCIAL LOANS AND INVESTMENTS

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

2022 Activity. On January 26, 2022, the Company originated a construction loan secured by the property and improvements to be constructed thereon for the second phase of The Exchange at Gwinnett project located in Buford, Georgia for $8.7 million. The construction loan matures on January 26, 2024, has a one-year extension option, bears a fixed interest rate of 7.25%, and requires payments of interest only prior to maturity. At closing, an origination fee of $0.1 million was received by the Company. Funding of the loan will occur as the borrower completes the underlying construction. As of June 30, 2022, the Company has not disbursed any funds to the borrower.

On March 11, 2022, the Company sold the Carpenter Hotel ground lease located in Austin, Texas for $17.1 million. The lease with Carpenter Hotel included two tenant repurchase options. Pursuant to FASB ASC Topic 842, Leases, the initial $16.25 million investment was recorded in the consolidated balance sheets as a commercial loan investment at the time of acquisition. The carrying value at the time of sale totaled $17.3 million.

On April 7, 2022, the Company entered into a preferred equity agreement to provide $30.0 million of funding towards the total investment in Watters Creek at Montgomery Farm, a grocery-anchored, mixed-use property located in Allen, Texas (the “Watters Creek Investment”). Pursuant to FASB ASC Topic 810, Consolidation, and as further described in Note 7. “Investment in Joint Ventures,” the Company determined we are not the primary beneficiary of the entity underlying the Watters Creek Investment; accordingly, the $30.0 million was recorded in the consolidated balance sheets as a commercial loan investment at the time of acquisition. The Watters Creek Investment matures on April 6, 2025, has two one-year extension options, bears a fixed interest rate of 8.50% at the time of acquisition with increases during the initial term as well as the option terms, and requires payments of interest only prior to maturity. At closing, an origination fee of $0.15 million was received by the Company.

On April 29, 2022, the Company originated a construction loan secured by the property and improvements to be constructed thereon for the WaterStar Residential and Retail project located in Kissimmee, Florida for $19.0 million. The construction loan matures on August 31, 2022, bears a fixed interest rate of 8.00%, and requires payments of interest only prior to maturity. At closing, an origination fee of $0.1 million was received by the Company. Funding of the loan will occur as the borrower completes the underlying construction. As of June 30, 2022, the Company had funded $16.1 million to the borrower, leaving a remaining commitment of $2.9 million.

On May 9, 2022, the Company originated an improvement loan for a tenant at the Ashford Lane property located in Atlanta, Georgia for $1.5 million. The improvement loan matures on April 30, 2025, bears a fixed interest rate of 12.00%, until the location is open at which time the fixed interest rate will be 10.00%, and requires payments of interest only prior to maturity. Funding of the loan will occur as the borrower completes the underlying improvements. As of June 30, 2022, the Company had funded $1.1 million to the borrower, leaving a remaining commitment of $0.4 million.

The Company’s commercial loans and investments were comprised of the following at June 30, 2022 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Westland Gateway Plaza – Hialeah, FL	September 2020	N/A	21,085	21,085	21,157	N/A
Mortgage Note – 4311 Maple Avenue – Dallas, TX	October 2020	April 2023	400	400	395	7.50%
Mortgage Note – 110 N Beach Street – Daytona Beach, FL	June 2021	December 2022	364	364	364	10.00%
Construction Loan – The Exchange At Gwinnett – Buford, GA	January 2022	January 2024	8,700	—	(69)	7.25%
Preferred Investment - Watters Creek – Allen, TX	April 2022	April 2025	30,000	30,000	29,862	8.50%
Construction Loan - WaterStar – Kissimmee, FL	April 2022	August 2022	19,000	16,068	16,021	8.00%
Improvement Loan - Ashford Lane – Atlanta, GA	May 2022	April 2025	1,500	1,053	1,053	12.00%
			$81,049	$68,970	$68,783

The Company’s commercial loans and investments were comprised of the following at December 31, 2021 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Carpenter Hotel – 400 Josephine Street, Austin, TX	July 2019	N/A	$16,250	$16,250	$17,189	N/A
Westland Gateway Plaza – Hialeah, FL	September 2020	N/A	21,085	21,085	21,148	N/A
Mortgage Note – 4311 Maple Avenue – Dallas, TX	October 2020	April 2023	400	400	394	7.50%
Mortgage Note – 110 N Beach Street – Daytona Beach, FL	June 2021	December 2022	364	364	364	10.00%
			$38,099	$38,099	$39,095

The carrying value of the commercial loans and investments portfolio at June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	As of
	June 30, 2022	December 31, 2021
Current Face Amount	$68,970	$38,099
Imputed Interest over Rent Payments Received	72	1,002
Unaccreted Origination Fees	(255)	(2)
CECL Reserve	(4)	(4)
Total Commercial Loans and Investments	$68,783	$39,095

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

During the three and six months ended June 30, 2022, the Company earned management fee revenue from PINE totaling $0.9 million and $1.9 million, respectively. Dividend income for the three and six months ended June 30, 2022 totaled $0.6 million and $1.1 million, respectively. During the three and six months ended June 30, 2021, the Company earned management fee revenue from PINE totaling $0.7 million and $1.4 million, respectively. Dividend income for the three and six months ended June 30, 2021 totaled $0.5 million and $1.0 million, respectively. Management fee revenue from PINE, included in management services, and dividend income, included in investment and other income (loss), are reflected in the accompanying consolidated statements of operations.

The following table represents amounts due (to) from PINE as of June 30, 2022 and December 31, 2021 which are included in other assets on the consolidated balance sheets (in thousands):

	As of
Description	June 30, 2022	December 31, 2021
Management Services Fee due From PINE	$948	$913
Dividend Receivable	320	330
Other	(12)	410
Total	$1,256	$1,653

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

On October 26, 2021, the Board authorized the purchase by the Company of up to $5.0 million in shares of common stock of PINE, at a weighted average price not to exceed $17.75 per share. During the three months ended June 30, 2022, the Company purchased 95,013 shares of PINE common stock on the open market for a total of $1.7 million, or an average price of $17.96 per share. During the six months ended June 30, 2022, the Company purchased 99,778 shares of PINE common stock on the open market for a total of $1.8 million, or an average price of $17.99 per share. During the year ended December 31, 2021, the Company purchased 8,088 shares of PINE common stock on the open market for a total of $0.1 million, or an average price of $17.65 per share. As of June 30, 2022, CTO owns, in the aggregate, 1,223,854 OP Units and 923,656 shares of PINE common stock, representing an investment totaling $38.5 million, or 15.8% of PINE’s outstanding equity.

During the six months ended June 30, 2022, PINE exercised its right, pursuant to an Exclusivity and Right of First Offer Agreement between the Company and PINE (the “ROFO Agreement”), to purchase one single-tenant income property from the Company for a purchase price of $6.9 million, which sale was completed on January 7, 2022. During the year ended December 31, 2021, PINE exercised its right to purchase the following properties from the Company pursuant to the ROFO Agreement: (i) a portfolio of six net leased properties (the “CMBS Portfolio”) for an aggregate purchase price of $44.5 million, and (ii) one single-tenant income property for a purchase price of $11.5 million.  In connection with the sale of the CMBS Portfolio, PINE assumed the related $30.0 million mortgage note payable which resulted in a loss on the extinguishment of debt of $0.5 million due to the write off of unamortized debt issuance costs. These sales were completed during the three and six months ended June 30, 2021.

Land JV. Prior to the Land JV Sale on December 10, 2021, pursuant to the terms of the operating agreement for the Land JV, the initial amount of the management fee was $20,000 per month. The management fee was evaluated quarterly and as land sales occurred in the Land JV, the basis for the Company’s management fee was reduced as the management fee was based on the value of real property that remained in the Land JV. The monthly management fee as of June 30, 2021 was $10,000 per month. During the three and six months ended June 30, 2021, the Company earned management fee revenue from the Land JV totaling $0.03 million and $0.06 million which is included in management fee income in the accompanying consolidated statements of operations and was collected in full during the period earned. As a result of the Land JV Sale, no management fee revenues were earned during the three and six months ended June 30, 2022.

NOTE 6. REAL ESTATE OPERATIONS

Real Estate Operations

Land and development costs at June 30, 2022 and December 31, 2021 were as follows (in thousands):

	As of
	June 30, 2022	December 31, 2021
Land and Development Costs	$358	$358
Subsurface Interests	328	334
Total Land and Development Costs	$686	$692

Subsurface Interests. As of June 30, 2022, the Company owns 356,000 acres of Subsurface Interests. The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. The Company’s subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage, which revenues are included within real estate operations in the consolidated statements of operations. During the three and six months ended June 30, 2022, the Company sold subsurface oil, gas, and mineral rights of 8,332 acres for a sales price of $0.5 million and 13,082 acres for a sales price of $0.9 million, respectively. During the three and six months ended June 30, 2021, the Company sold subsurface oil, gas, and mineral rights of 9,252 acres for a sales price of $0.7 million and 34,500 acres for a sales price of $2.6 million, respectively. Revenues received from oil royalties totaled $0.02 million during the three months ended June 30, 2022 and 2021. Revenues received from oil royalties totaled $0.03 million during the six months ended June 30, 2022 and 2021.

The Company is not prohibited from selling any or all of its Subsurface Interests. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee typically based on a percentage of the surface value. Should the Company complete a transaction to sell all or a portion of its Subsurface Interests or complete a release transaction, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments including income-producing properties. Cash payments for the release of surface entry rights totaled $0.09 million and $0.05 million during the three months ended June 30, 2022 and 2021, respectively. Cash payments for the release of surface entry rights totaled $0.11 million and $0.06 million during the six months ended June 30, 2022 and 2021, respectively.

Mitigation Credits. The Company owns mitigation credits and mitigation credit rights with an aggregate cost basis of $24.5 million and $24.7 million as of June 30, 2022 and December 31, 2021, respectively. During the three months ended September 30, 2021, the Company completed the Interest Purchase, hereinafter defined in Note 7, “Investment in Joint Ventures”. As a result of the Interest Purchase, as of September 30, 2021, the Company owns 100% of the Mitigation Bank, and therefore its underlying assets, which includes an inventory of mitigation credits. Certain of the mitigation credits are currently available for sale with the remainder to become available as they are released to the Mitigation Bank by the applicable state and federal authorities pursuant to the completion of phases of the approved mitigation plans (“Mitigation Credit Rights”). At the time of the Interest Purchase on September 30, 2021, the Company’s cost basis in the newly acquired mitigation credits and Mitigation Credit Rights totaled $0.9 million and $21.6 million, respectively, which is comprised of (i) $15.6 million of the $18.0 million Interest Purchase allocated to the mitigation credit assets and (ii) the $6.9 million previously recorded value of the retained interest in the entity that owns the Mitigation Bank.

Revenues and the cost of sales of mitigation credit sales are reported as revenues from, and direct costs of, real estate operations, respectively, in the consolidated statements of operations. During the three and six months ended June 30, 2022, 1.96 credits were sold for an aggregate $0.2 million and related cost of sales of $0.1 million. There were no mitigation credit sales during the three or six months ended June 30, 2021.

NOTE 7. INVESTMENT IN JOINT VENTURES

The Company had no investments in joint ventures as of June 30, 2022 or December 31, 2021.

Watters Creek Investment. As described in Note 4. “Commercial Loans and Investments,” on April 7, 2022, the Company entered into the Watters Creek Investment. The Watters Creek Investment represents $30.0 million, or approximately 23%, of funding towards the total investment in Watters Creek at Montgomery Farm, a grocery-anchored, mixed-use property located in Allen, Texas (the “Watters Creek Property”). The remaining funding is comprised of a combination of third-party sponsorship equity and a secured first mortgage. The Company’s variable interest in the entity underlying the Watters Creek Investment is primarily due to the inherent credit risk associated with the $30.0 million fixed-return preferred investment. The day-to-day operations, including asset management and leasing, of the Watters Creek Property are managed by an unrelated third-party. Pursuant to FASB ASC Topic 810, Consolidation, the Company determined we are not the primary beneficiary of the entity underlying the Watters Creek Investment; accordingly, the entity was not consolidated. The investment was recorded in the consolidated balance sheets as a commercial loan investment at the time of acquisition. The significant factors related to this determination included, but were not limited to, the Company not having the power to direct the activities of the entity underlying the Watters Creek Investment due to (i) the day-to-day operations being managed by an unrelated third-party and (ii) the Company’s position as minority lender with fixed returns and maturity dates for the repayment of the $30.0 million preferred investment.

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

The following table provides summarized financial information of the Land JV for the three and six months ended June 30, 2021 (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Revenues	$—	$21
Direct Cost of Revenues	(44)	(125)
Operating Loss	$(44)	$(104)
Other Operating Expenses	(77)	(148)
Net Loss	$(121)	$(252)

The Company’s share of the Land JV’s net loss was zero for the three and six months ended June 30, 2021. Pursuant to ASC 323, certain adjustments are made when calculating the Company’s share of net income (loss) of the Land JV, including adjustments required to reflect the investor’s share of changes in investee’s capital to reflect distributions from the Land JV. Additionally, basis differences are also considered. The Company recorded the initial retained interest in the Land JV of $48.9 million at the estimated fair market value based on the relationship of the $97.0 million sales price of the 66.5% equity interest to the 33.5% retained interest. The Land JV recorded the assets contributed by the Company at carry-over basis pursuant to ASC 845 which states that transfers of nonmonetary assets should typically be recorded at the transferor’s historical cost basis. Accordingly, the Company’s basis difference in the 33.5% retained equity interest was evaluated each quarter upon determining the Company’s share of the Land JV’s net income (loss). As a result of the Land JV Sale, the liquidation of the Land JV’s assets, and the dissolution of the underlying entities, such evaluation was no longer required subsequent to December 31, 2021.

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

The following table provides summarized financial information of the Mitigation Bank JV for the three and six months ended June 30, 2021 (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Revenues	$—	$104
Direct Cost of Revenues	—	(7)
Operating Income	$—	$97
Other Operating Expenses	(13)	(113)
Net Loss	$(13)	$(16)

The Company’s share of the Mitigation Bank JV’s net loss was zero for the three and six months ended June 30, 2021. Pursuant to ASC 323, certain adjustments are made when calculating the Company’s share of net income (loss), including adjustments required to reflect the investor’s share of changes in investee’s capital to reflect distributions from the Mitigation Bank JV. Additionally, basis differences are also considered. The Company recorded the initial retained interest in the Mitigation Bank JV of $6.8 million in June 2018 at the estimated fair market value based on the relationship of the $15.3 million sales price of the 70% equity interest to the 30% retained interest. The Mitigation Bank JV recorded the assets contributed by the Company at carry-over basis pursuant to ASC 845 which states that transfers of nonmonetary assets should typically be recorded at the transferor’s historical cost basis. Accordingly, the Company’s basis difference in the 30% retained equity interest was evaluated each quarter upon determining the Company’s share of the Mitigation Bank JV’s net income (loss). As a result of the Interest Purchase, such evaluation was no longer required subsequent to December 31, 2021.

NOTE 8. INVESTMENT SECURITIES

The Company acquired 815,790 shares of PINE common stock in connection with the IPO. During the three months ended June 30, 2022, the Company purchased 95,013 shares of PINE common stock on the open market for a total of $1.7 million, or an average price of $17.96 per share. During the six months ended June 30, 2022, the Company purchased 99,778 shares of PINE common stock on the open market for a total of $1.8 million, or an average price of $17.99 per share. During the year ended December 31, 2021, the Company purchased 8,088 shares of PINE common stock on the open market for a total of $0.1 million, or an average price of $17.65 per share, with no shares of PINE common stock purchased during the three or six months ended June 30, 2021.

As of June 30, 2022, the Company owns, in the aggregate and on a fully diluted basis, 2.15 million shares of PINE, or 15.8% of PINE’s total shares outstanding for an investment value of $38.5 million, which total includes 1.2 million OP Units, or 9.1%, which the Company received in exchange for the contribution of certain income properties to the PINE Operating Partnership, in addition to 923,656 shares of common stock owned by the Company, or 7.8%. The Company has elected the fair value option related to the aggregate investment in securities of PINE pursuant to ASC 825, otherwise such investments would have been accounted for under the equity method.

The Company calculates the unrealized gain or loss based on the closing stock price of PINE at each respective balance sheet date. The unrealized, non-cash gains and losses resulting from the changes in the closing stock price of PINE are included in investment and other income (loss) in the consolidated statements of operations for the three and six months ended June 30, 2022 and 2021.

The Company’s available-for-sale securities as of June 30, 2022 and December 31, 2021 are summarized below (in thousands):

	Cost	Unrealized Gains in Investment Income	Unrealized Losses in Investment Income	Estimated Fair Value (Level 1 Inputs)
June 30, 2022
Common Stock	$17,440	$—	$(888)	$16,552
Operating Units	23,253	—	(1,322)	21,931
Total Equity Securities	40,693	—	(2,210)	38,483
Total Available-for-Sale Securities	$40,693	$—	$(2,210)	$38,483

December 31, 2021
Common Stock	$15,643	$868	$—	$16,511
Operating Units	23,253	1,273	—	24,526
Total Equity Securities	38,896	2,141	—	41,037
Total Available-for-Sale Securities	$38,896	$2,141	$—	$41,037

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$7,137	$7,137	$8,615	$8,615
Restricted Cash - Level 1	$27,189	$27,189	$22,734	$22,734
Commercial Loans and Investments - Level 2	$68,783	$70,215	$39,095	$39,109
Long-Term Debt - Level 2	$343,196	$347,083	$278,273	$288,000

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

The following table presents the fair value of assets measured on a recurring basis by level as of June 30, 2022 and December 31, 2021 (in thousands). See Note 17, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
Cash Flow Hedge - 2026 Term Loan Interest Rate Swap (1)	$3,563	$—	$3,563	$—
Cash Flow Hedge - 2026 Term Loan Interest Rate Swap (2)	$1,119	$—	$1,119	$—
Cash Flow Hedge - 2027 Term Loan Interest Rate Swap (3)	$7,458	$—	$7,458	$—
Investment Securities	$38,483	$38,483	$—	$—
December 31, 2021
Cash Flow Hedge - 2026 Term Loan Interest Rate Swap (1)	$727	$—	$727	$—
Cash Flow Hedge - 2026 Term Loan Interest Rate Swap (2)	$240	$—	$240	$—
Cash Flow Hedge - 2027 Term Loan Interest Rate Swap (3)	$550	$—	$550	$—
Investment Securities	$41,037	$41,037	$—	$—
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

No assets were measured on a non-recurring basis as of June 30, 2022 or December 31, 2021.

NOTE 10. INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	As of
	June 30, 2022	December 31, 2021
Intangible Lease Assets:
Value of In-Place Leases	$63,207	$59,293
Value of Above Market In-Place Leases	24,002	23,216
Value of Intangible Leasing Costs	19,627	18,456
Sub-total Intangible Lease Assets	106,836	100,965
Accumulated Amortization	(28,508)	(21,473)
Sub-total Intangible Lease Assets—Net	78,328	79,492
Intangible Lease Liabilities (Included in Accrued and Other Liabilities):
Value of Below Market In-Place Leases	(7,146)	(6,942)
Sub-total Intangible Lease Liabilities	(7,146)	(6,942)
Accumulated Amortization	1,869	1,341
Sub-total Intangible Lease Liabilities—Net	(5,277)	(5,601)
Total Intangible Assets and Liabilities—Net	$73,051	$73,891

The following table reflects the net amortization of intangible assets and liabilities during the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Amortization Expense	$2,834	$1,935	$5,529	$3,762
Accretion to Income Properties Revenue	497	(338)	978	(734)
Net Amortization of Intangible Assets and Liabilities	$3,331	$1,597	$6,507	$3,028

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Amount	Future Accretion to Income Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
Remainder of 2022	$5,623	$999	$6,622
2023	11,182	2,032	13,214
2024	10,968	2,078	13,046
2025	9,124	2,153	11,277
2026	7,462	1,872	9,334
2027	7,178	1,549	8,727
2028 and Thereafter	8,541	2,290	10,831
Total	$60,078	$12,973	$73,051

As of June 30, 2022, the weighted average amortization period of total intangible assets and liabilities was 7.7 years and 10.0 years, respectively.

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

There were no impairment charges on the Company’s income property portfolio during the three or six months ended June 30, 2022. The $16.5 million impairment charge recognized during the three and six months ended June 30, 2021 was related to the Company’s previously held retained interest in the Land JV as a result of the estimated proceeds to be received in connection with the contract entered into with Timberline Acquisition Partners, an affiliate of Timberline Real Estate Partners (“Timberline”). The sale to Timberline closed on December 10, 2021.

NOTE 12. OTHER ASSETS

Other assets consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	As of
	June 30, 2022	December 31, 2021
Income Property Tenant Receivables	$1,557	$885
Income Property Straight-line Rent Adjustment and COVID-19 Deferral Balance	6,077	5,180
Operating Leases - Right-of-Use Asset	114	168
Golf Rounds Surcharge	268	338
Cash Flow Hedge - Interest Rate Swap	12,140	1,543
Infrastructure Reimbursement Receivables	1,094	1,080
Prepaid Expenses, Deposits, and Other	5,187	3,526
Due from Alpine Income Property Trust, Inc.	1,256	1,653
Financing Costs, Net of Accumulated Amortization	336	524
Total Other Assets	$28,029	$14,897

Income Property Straight-Line Rent Adjustment. As of June 30, 2022 and December 31, 2021, the straight-line rent adjustment includes a balance of $0.1 million of deferred rent related to the COVID-19 Pandemic. Pursuant to the interpretive guidance issued by the FASB in April 2020 on lease modifications, for leases in which deferred rent agreements were reached, the Company has continued to account for the lease concessions by recognizing the normal straight-line rental income and as the deferred rents are repaid by the tenant, the straight-line receivable will be reduced.

Infrastructure Reimbursement Receivables. As of June 30, 2022 and December 31, 2021, the infrastructure reimbursement receivables were all related to the land sales within the Tomoka Town Center. The balance as of June 30, 2022 consisted of $0.8 million due from Tanger for infrastructure reimbursement to be repaid in five remaining annual installments of approximately $0.2 million each, net of a discount of $0.1 million, and $0.3 million due from Sam’s Club for infrastructure reimbursement to be repaid in three remaining annual installments of $0.1 million each, net of a discount of $0.02 million.

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

ATM PROGRAM

On April 30, 2021, the Company implemented a $150.0 million “at-the-market” equity offering program (the “ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock.  During the three months ended June 30, 2022, the Company sold 88,065 shares under the ATM Program for gross proceeds of $5.8 million at a weighted average price of $66.03 per share, generating net proceeds of $5.7 million after deducting transaction fees totaling less than $0.1 million. During the six months ended June 30, 2022, the Company sold 131,858 shares under the ATM Program for gross proceeds of $8.7 million at a weighted average price of $65.84 per share, generating net proceeds of $8.6 million after deducting transaction fees totaling $0.1 million.

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

The following table outlines dividends declared and paid for each issuance of CTO’s stock during the three and six months ended June 30, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Series A Preferred Stock
Dividends	$1,196	$—	$2,391	$—
Per Share	$0.40	$—	$0.80	$—

Common Stock
Dividends	$6,780	$5,898	$13,197	$11,795
Per Share	$1.12	$1.00	$2.20	$2.00

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

The following is a reconciliation of basic and diluted earnings per common share for each of the periods presented (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Basic and Diluted Earnings:
Net Income (Loss) Attributable to Common Stockholders, Used in Basic EPS	$22	$(3,724)	$(971)	$4,061
Add Back: Effect of Dilutive Interest Related to 2025 Notes (1)	—	—	—	—
Net Income (Loss) Attributable to Common Stockholders, Used in Diluted EPS	22	(3,724)	(971)	4,061

Basic and Diluted Shares:
Weighted Average Shares Outstanding, Basic	6,004,178	5,898,280	5,956,798	5,888,735
Common Shares Applicable to Dilutive Effect of 2025 Notes (2)	—	—	—	—
Weighted Average Shares Outstanding, Diluted	6,004,178	5,898,280	5,956,798	5,888,735

Per Share Information:
Net Income (Loss) Attributable to Common Stockholders
Basic and Diluted	$0.00	$(0.63)	$(0.16)	$0.69
(1)

As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in net income or loss that would result from the assumed conversion. For the three and six months ended June 30 2022, a total of $0.5 million and $1.1 million, respectively, was not included, as the impact of the 2025 Notes (hereinafter defined), if-converted, would be antidilutive to the net income of under $0.1 million and the net loss of $1.0 million, for the respective periods.

(2)

A total of 1.0 million shares representing the dilutive impact of the Company’s 2025 Notes (hereinafter defined), upon adoption of ASU 2020-06 effective January 1, 2022, were not included in the computation of diluted net income (loss) attributable to common stockholders for the three and six months ended June 30, 2022 because they were antidilutive to the net income of under $0.1 million and the net loss of $1.0 million, for the respective periods.

There were no potentially dilutive securities for the three and six months ended June 30, 2022 or 2021 related to the Company’s stock options and restricted stock. The effect of 13,332 and 37,552 potentially dilutive stock options and restricted stock units were not included for the six months ended June 30, 2022 and 2021, respectively, as the effect would be anti-dilutive.

Effective January 1, 2022, the Company adopted ASU 2020-06 whereby diluted EPS includes the dilutive impact, if any, of the 2025 Notes (hereinafter defined) using the if-converted method, irrespective of intended cash settlement. The Company intends to settle its 3.875% Convertible Senior Notes due 2025 (the “2025 Notes”) in cash upon conversion with any excess conversion value to be settled in shares of our common stock. The Company elected, upon adoption, to utilize the modified retrospective approach, negating the required restatement of EPS for periods prior to adoption. The Company overcame the presumption of share settlement prior to the adoption of ASU 2020-06, and therefore, there was no dilutive impact for the year ended December 31, 2021. The effect of 1.0 million potentially dilutive 2025 Notes, if-converted, were not included for the three and six months ended June 30, 2022, as the effect would be anti-dilutive.

NOTE 15. SHARE REPURCHASES

In February 2020, the Company’s Board approved a $10.0 million stock repurchase program (the “$10.0 Million Repurchase Program”). During the year ended December 31, 2020, the Company repurchased 88,565 shares of its common stock on the open market for a total cost of $4.1 million, or an average price per share of $46.29. During the year ended December 31, 2021, the Company repurchased 40,553 shares of its common stock on the open market for a total cost of $2.2 million, or an average price per share of $54.48. During the three and six months ended June 30, 2022, the Company repurchased 20,010 shares of its common stock on the open market for a total cost of $1.1 million, or an average price per share of $57.37. There were no repurchases of the Company’s common stock during the three or six months ended June 30, 2021. The $10.0 Million Repurchase Program has $2.6 million remaining and does not have an expiration date.

NOTE 16. LONG-TERM DEBT

As of June 30, 2022, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt	Maturity Date	Interest Rate
Credit Facility	$111,000	May 2023	30-day LIBOR + [1.35% - 1.95%]
2026 Term Loan (1)	65,000	March 2026	30-day LIBOR + [1.35% - 1.95%]
2027 Term Loan (2)	100,000	January 2027	30-day LIBOR + [1.35% - 1.95%]
3.875% Convertible Senior Notes due 2025	51,034	April 2025	3.875%
Mortgage Note Payable	17,800	August 2026	4.060%
Total Long-Term Face Value Debt	$344,834

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

On March 10, 2021, the Company entered into the sixth amendment to the 2017 Amended Credit Facility (the “March 2021 Revolver Amendment”). The March 2021 Revolver Amendment included, among other things, (i) increase of the revolving credit commitment from $200.0 million to $210.0 million, (ii) addition of the 2026 Term Loan in the aggregate amount of $50.0 million, (iii) updates to certain financing rate provisions provided therein, and (iv) joinder of The Huntington National Bank as a 2026 Term Loan lender and Credit Facility lender. The March 2021 Revolver Amendment also includes accordion options that allow the Company to request additional 2026 Term Loan lender commitments up to a total of $150.0 million and additional Credit Facility lender commitments up to a total of $300.0 million. During the six months ended June 30, 2021, the Company exercised the 2026 Term Loan accordion option for $15.0 million, increasing total lender commitments to $65.0 million.

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

At June 30, 2022, the current commitment level under the Credit Facility was $210.0 million. The undrawn commitment under the Credit Facility totaled $99.0 million. As of June 30, 2022, the Credit Facility had a $111.0 million balance outstanding.

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

During the year ended December 31, 2020, the Company repurchased $12.5 million aggregate principal amount of 2025 Notes at a $2.6 million discount, resulting in a gain on extinguishment of debt of $1.1 million. During the year ended December 31, 2021, the Company repurchased $11.4 million aggregate principal amount of 2025 Notes at a $1.6 million premium, resulting in a loss on extinguishment of debt of $2.9 million. Following these repurchases, $51.0 million aggregate principal amount of the 2025 Notes remains outstanding at June 30, 2022.

The 2025 Notes represent senior unsecured obligations of the Company and pay interest semi-annually in arrears on each April 15th and October 15th, commencing on April 15, 2020, at a rate of 3.875% per annum. The 2025 Notes mature on April 15, 2025 and may not be redeemed by the Company prior to the maturity date. The conversion rate for the 2025 Notes was initially 12.7910 shares of the Company’s common stock per $1,000 of principal of the 2025 Notes (equivalent to an initial conversion price of $78.18 per share of the Company’s common stock). The initial conversion price of the 2025 Notes represented a premium of 20% to the $65.15 closing sale price of the Company’s common stock on the NYSE American on January 29, 2020. If the Company’s Board increases the quarterly dividend above the $0.13 per share in place at issuance, the conversion rate is adjusted with each such increase in the quarterly dividend amount. After the second quarter 2022 dividend, the conversion rate is equal to 20.0390 shares of common stock for each $1,000 principal amount of 2025 Notes, which represents an adjusted conversion price of $49.90 per share of common stock. See Note 25. “Subsequent Events” for the conversion rate effective July 1, 2022 including the effect of the three-for-one stock split of the Company’s common stock. At the maturity date, the 2025 Notes are convertible into cash, common stock or a combination thereof, subject to various conditions, at the Company’s option. Should certain corporate transactions or events occur prior to the stated maturity date, the Company will increase the conversion rate for a holder that elects to convert its 2025 Notes in connection with such corporate transaction or event.

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

As of June 30, 2022, the unamortized debt discount of our 2025 Notes was $0.4 million, which represents the cash component of the discount.

Long-term debt consisted of the following (in thousands):

	June 30, 2022		December 31, 2021
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$111,000	$—	$67,000	$—
2026 Term Loan	65,000	—	65,000	—
2027 Term Loan	100,000	—	100,000	—
3.875% Convertible Senior Notes, net of Discount	50,590	—	47,469	—
Mortgage Note Payable	17,800	—	—
Financing Costs, net of Accumulated Amortization	(1,194)	—	(1,196)	—
Total Long-Term Debt	$343,196	$—	$278,273	$—

Payments applicable to reduction of principal amounts as of June 30, 2022 will be required as follows (in thousands):

As of June 30, 2022	Amount
Remainder of 2022	$—
2023	111,000
2024	—
2025	51,034
2026	82,800
2027	100,000
2028 and Thereafter	—
Total Long-Term Debt - Face Value	$344,834

The carrying value of long-term debt as of June 30, 2022 consisted of the following (in thousands):

Total
Current Face Amount	$344,834
Unamortized Discount on Convertible Debt	(444)
Financing Costs, net of Accumulated Amortization	(1,194)
Total Long-Term Debt	$343,196

In addition to the $1.2 million of financing costs, net of accumulated amortization included in the table above, as of June 30, 2022, the Company also had financing costs, net of accumulated amortization related to the Credit Facility of $0.3 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the Company’s accompanying consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest Expense	$2,065	$1,943	$3,733	$3,912
Amortization of Deferred Financing Costs	172	159	337	324
Amortization of Discount on Convertible Notes	40	319	109	629
Total Interest Expense	$2,277	$2,421	$4,179	$4,865

Total Interest Paid	$2,591	$2,627	$3,678	$4,022

The Company was in compliance with all of its debt covenants as of June 30, 2022 and December 31, 2021.

NOTE 17. INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the three and six months ended June 30, 2022. Accordingly, the changes in fair value on the interest rate swaps have been classified in accumulated other comprehensive income (loss). The fair value of the interest rate swap agreements are included in other assets and accrued and other liabilities, respectively, on the consolidated balance sheets. Information related to the Company’s interest rate swap agreements are noted below (in thousands):

Hedged Item	Effective Date	Maturity Date	Rate	Amount	Fair Value as of June 30, 2022
2026 Term Loan (1)	3/10/2021	3/29/2024	0.22% + applicable spread	$50,000	$2,496
2026 Term Loan (2)	3/29/2024	3/10/2026	1.51% + applicable spread	$50,000	$1,067
2026 Term Loan	8/31/2021	3/10/2026	0.77% + applicable spread	$15,000	$1,119
2027 Term Loan (3)	11/5/2021	3/29/2024	0.73% + applicable spread	$100,000	$4,109
2027 Term Loan (4)	3/29/2024	1/31/2027	1.42% + applicable spread	$100,000	$3,349
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

NOTE 18. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following (in thousands):

	As of
	June 30, 2022	December 31, 2021
Accrued Property Taxes	$3,637	$813
Reserve for Tenant Improvements	4,227	5,457
Tenant Security Deposits	2,097	1,942
Accrued Construction Costs	2,835	190
Accrued Interest	448	431
Environmental Reserve	67	81
Cash Flow Hedge - Interest Rate Swaps	—	26
Operating Leases - Liability	112	198
Other	2,282	3,983
Total Accrued and Other Liabilities	$15,705	$13,121

Reserve for Tenant Improvements. In connection with recent acquisitions, the Company received an aggregate of $6.7 million from the sellers of certain properties for tenant improvement allowances, leasing commissions and other capital improvements. These amounts are included in accrued and other liabilities on the consolidated balance sheets.  Through June 30, 2022, payments totaling $2.5 million were made, leaving a remaining reserve for tenant improvements of $4.2 million.

Environmental Reserve. During the year ended December 31, 2014, the Company accrued an environmental reserve of $0.1 million in connection with an estimate of additional costs required to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida, on which environmental remediation work had previously been performed. The Company engaged legal counsel who, in turn, engaged environmental engineers to review the site and the prior monitoring test results. During the year ended December 31, 2015, their review was completed, and the Company made an additional accrual of $0.5 million, representing the low end of the range of possible costs estimated by the engineers to be between $0.5 million and $1.0 million to resolve this matter subject to the approval of the state department of environmental protection (the “FDEP”). The FDEP issued a Remedial Action Plan Modification Approval Order (the “FDEP Approval”) in August 2016 which supports the approximate $0.5 million accrual made in 2015. The Company is implementing the remediation plan pursuant to the FDEP Approval. During the fourth quarter of 2017, the Company made an additional accrual of less than $0.1 million for the second year of monitoring as the low end of the original range of estimated costs was increased for the amount of monitoring now anticipated. Since the total accrual of $0.7 million was made, $0.6 million in costs have been incurred through June 30, 2022, leaving a remaining accrual of less than $0.1 million.

NOTE 19. DEFERRED REVENUE

Deferred revenue consisted of the following (in thousands):

	As of
	June 30, 2022	December 31, 2021
Prepaid Rent	$2,819	$3,921
Interest Reserve from Commercial Loans and Investments	1,676	—
Tenant Contributions	548	574
Other Deferred Revenue	315	10
Total Deferred Revenue	$5,358	$4,505

Interest Reserve from Commercial Loans and Investments. In connection with three of the Company’s commercial loan investments, the borrower has deposited interest reserves in accounts held by the Company. Those accounts balances are included in restricted cash on the Company’s consolidated balance sheets with the corresponding liability recorded in deferred revenue as seen above. Pursuant to each respective agreement, interest reserves are either (i) utilized to fund the monthly interest due on the loan or (ii) maintained throughout the term of the loan.

NOTE 20. STOCK-BASED COMPENSATION

SUMMARY OF STOCK-BASED COMPENSATION

A summary of share activity for all equity classified stock compensation during the six months ended June 30, 2022, is presented below:

Type of Award	Shares Outstanding at 1/1/2022	Granted Shares	Vested / Exercised Shares	Expired Shares	Forfeited Shares	Shares Outstanding at 6/30/22
Equity Classified - Performance Share Awards - Peer Group Market Condition Vesting	78,118	23,056	(24,425)	—	—	76,749
Equity Classified - Three Year Vest Restricted Shares	51,503	23,446	(24,155)	—	(1,918)	48,876
Equity Classified - Non-Qualified Stock Option Awards	21,541	—	(21,541)	—	—	—
Total Shares	151,162	46,502	(70,121)	—	(1,918)	125,625

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

Amounts recognized in the financial statements for stock-based compensation are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Total Cost of Share-Based Plans Charged Against Income Before Tax Effect	$705	$742	$1,611	$1,700

EQUITY-CLASSIFIED STOCK COMPENSATION

Performance Share Awards – Peer Group Market Condition Vesting

Performance shares have been granted to certain employees under the 2010 Plan. The performance share awards entitle the recipient to receive, upon the vesting thereof, shares of common stock of the Company equal to between 0% and 150% of the number of performance shares awarded. The number of shares of common stock ultimately received by the award recipient is determined based on the Company’s total stockholder return as compared to the total stockholder return of a certain peer group during a three-year performance period. The Company granted a total of 23,056 performance shares during the six months ended June 30, 2022.

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

As of June 30, 2022, there was $2.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the non-vested performance share awards, which will be recognized over a remaining weighted average period of 2.0 years.

A summary of the activity for these awards during the six months ended June 30, 2022 is presented below:

Performance Shares With Market Conditions	Shares	Wtd. Avg. Fair Value Per Share
Non-Vested at January 1, 2022	78,118	$47.01
Granted	23,056	$62.27
Vested	(24,425)	$(50.27)
Expired	—	—
Forfeited	—	—
Non-Vested at June 30, 2022	76,749	$50.56

Three Year Vest Restricted Shares

Restricted shares have been granted to certain employees under the 2010 Plan. One-third of the restricted shares will vest on each of the first, second, and third anniversaries of January 28 of the applicable year provided the grantee is an employee of the Company on those dates. In addition, any unvested portion of the restricted shares will vest upon a change in control. The Company granted a total of 23,446 shares of three-year restricted Company common stock during the six months ended June 30, 2022.

The Company’s determination of the fair value of the three-year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date. Compensation cost is recognized on a straight-line basis over the vesting period.

As of June 30, 2022, there was $2.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three-year vest non-vested restricted share awards, which will be recognized over a remaining weighted average period of 2.1 years.

A summary of the activity for these awards during the six months ended June 30, 2022 is presented below:

Three Year Vest Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value Per Share
Non-Vested at January 1, 2022	51,503	$44.88
Granted	23,446	$59.40
Vested	(24,155)	$44.89
Expired	—	—
Forfeited	(1,918)	$53.95
Non-Vested at June 30, 2022	48,876	$51.49

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

A summary of the activity for these awards during the six months ended June 30, 2022 is presented below:

Non-Qualified Stock Option Awards	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	21,541	$43.37
Granted	—	—
Exercised	(21,541)	$43.37
Expired	—	—
Forfeited	—	—
Outstanding at June 30, 2022	—	$—	—	$—
Exercisable at January 1, 2022	21,541	$43.37	3.21	$388,837
Exercisable at June 30, 2022	—	$—	—	$—

The total intrinsic value of options exercised during the six months ended June 30, 2022 totaled $0.4 million. No unexercised options remained as of June 30, 2022.

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

During the six months ended June 30, 2022 and 2021, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.4 million, or 6,001 shares, on a pre-stock split basis, and $0.4 million, or 7,624 shares, respectively. The expense recognized includes the Annual Award received during the first quarter of each respective year, which totaled $0.2 million during each of the six months ended June 30, 2022 and 2021.

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

As a result of the Company’s election to be taxed as a REIT, during the year ended December 31, 2020, an $82.5 million deferred tax benefit was recorded to de-recognize the deferred tax assets and liabilities associated with the entities included in the REIT. A significant portion of the deferred tax benefit recognized related to the de-recognition of deferred tax liabilities resulting from Internal Revenue Code Section 1031 like-kind exchanges (“1031 Exchanges”). The Company will be subject to corporate income taxes related to assets held by it that are sold during the 5-year period following the date of conversion to the extent such sold assets had a built-in gain as of January 1, 2020. The Company has disposed of certain, primarily single-tenant, REIT assets after the REIT conversion within the 5-year period. All such sales were completed using 1031 Exchanges or other deferred tax structures to mitigate the built-in gain tax liability of conversion.

NOTE 22. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Contractual Commitments – Expenditures

The Company has committed to fund the following capital improvements. The improvements, which are related to several properties, are estimated to be generally completed within twelve months. These commitments, as of June 30, 2022, are as follows (in thousands):

As of June 30, 2022
Total Commitment (1)	$23,792
Less Amount Funded	(6,042)
Remaining Commitment	$17,750

(1)     Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

In addition, the Company is committed to fund the three construction loans as described in Note 4. Commercial Loans and Investments. The unfunded portion of the construction loans totaled $12.1 million as of June 30, 2022.

NOTE 23. BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, management services, commercial loans and investments, and real estate operations. The management services segment consists of the revenue generated from managing PINE and the Land JV, prior to the Land JV Sale. Our income property operations consist of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 81.9% and 86.0% of our identifiable assets as of June 30, 2022 and December 31, 2021, respectively, and 86.0% and 79.4% of our consolidated revenues for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, our commercial loans and investments portfolio consisted of five commercial loan investments, one commercial property whose lease is classified as a commercial loan investment, and one preferred equity investment which is classified as a commercial loan investment. Our real estate operations consist of revenues generated from the sale of and royalty income related to our interests in subsurface oil, gas, and mineral rights, and the generation and sale of mitigation credits.

The Company evaluates segment performance based on operating income. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in different segments for the three and six months ended June 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues:
Income Properties	$16,367	$11,574	$31,535	$23,023
Management Fee Income	948	752	1,884	1,421
Interest Income From Commercial Loans and Investments	1,290	709	2,008	1,410
Real Estate Operations	858	1,248	1,246	3,141
Total Revenues	$19,463	$14,283	$36,673	$28,995
Operating Income:
Income Properties	$11,555	$8,787	$22,707	$17,319
Management Fee Income	948	752	1,884	1,421
Interest Income From Commercial Loans and Investments	1,290	709	2,008	1,410
Real Estate Operations	630	715	967	2,526
General and Corporate Expense	(9,403)	(7,696)	(18,815)	(15,658)
Impairment Charges	—	(16,527)	—	(16,527)
Gain (Loss) on Disposition of Assets	—	4,732	(245)	5,440
Loss on Extinguishment of Debt	—	(641)	—	(641)
Total Operating Income (Loss)	$5,020	$(9,169)	$8,506	$(4,710)
Depreciation and Amortization:
Income Properties	$6,719	$5,026	$13,075	$9,851
Corporate and Other	8	5	21	10
Total Depreciation and Amortization	$6,727	$5,031	$13,096	$9,861
Capital Expenditures:
Income Properties	$6,935	$74,767	$47,434	$114,107
Commercial Loans and Investments	46,876	—	46,876	—
Corporate and Other	19	3	35	10
Total Capital Expenditures	$53,830	$74,770	$94,345	$114,117

Identifiable assets of each segment as of June 30, 2022 and December 31, 2021 are as follows (in thousands):

	As of
	June 30, 2022	December 31, 2021
Identifiable Assets:
Income Properties	$657,337	$630,747
Management Services	1,256	1,653
Commercial Loans and Investments	68,983	39,095
Real Estate Operations	26,243	26,512
Corporate and Other	48,536	35,132
Total Assets	$802,355	$733,139

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

The management services and real estate operations segments had no capital expenditures during the three and six months ended June 30, 2022 or 2021.

NOTE 24. ASSETS HELD FOR SALE

Assets held for sale as of December 31, 2021 are summarized below (in thousands). There were no assets held for sale as of June 30, 2022.

As of December 31, 2021
Plant, Property, and Equipment—Net	$6,016
Intangible Lease Assets—Net	704
Total Assets Held for Sale	$6,720

NOTE 25. SUBSEQUENT EVENTS

The Company reviewed all subsequent events and transactions through July 28, 2022, the date the consolidated financial statements were issued.

Stock Split

On April 27, 2022, the Company announced that its Board of Directors approved a three-for-one stock split of the Company’s common stock to be effected in the form of a stock dividend. Each stockholder of record at the close of business on June 27, 2022 (the “Record Date”), received two additional shares of the Company’s common stock for each share held as of the Record Date. The new shares were distributed after the market closed on June 30, 2022. The Company’s stock began trading at the post-split price on July 1, 2022 and the number of common shares issued and outstanding increased from 6,082,626 as of June 30, 2022 to 18,247,878 as a result of the stock split.

Additionally, as a result of the stock split, effective July 1, 2022, the conversion rate on the Company’s 2025 Notes is equal to 60.1171 shares of common stock for each $1,000 principal amount of 2025 Notes, which represents an adjusted conversion price of $16.63 per share of common stock.

Property Acquisition

On July 8, 2022, the Company completed the acquisition of Madison Yards, a 162,500 square foot property located in the Inman Park/Reynoldstown submarket along the Memorial Drive corridor of Atlanta, Georgia for a purchase price of $80.2 million. The purchase price represents a going-in cap rate below the range of the Company’s guidance for initial cash yields. The acquisition was funded using $17.5 million of restricted cash generated from the Company’s previously completed property dispositions, available unrestricted cash, and draws from the Company’s unsecured revolving credit facility. The acquisition was structured as a reverse like-kind exchange in order to account for possible future dispositions of income properties by the Company.

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

OVERVIEW

We are a publicly traded, primarily retail-focused, REIT that was founded in 1910. We own and manage, sometimes utilizing third-party property management companies, 21 commercial real estate properties in nine states in the United States. As of June 30, 2022, we owned seven single-tenant and 14 multi-tenant income-producing properties comprising 2.8 million square feet of gross leasable space.

In addition to our income property portfolio, as of June 30, 2022, our business included the following:

Management Services:

●	A fee-based management business that is engaged in managing PINE, see Note 5, “Related Party Management Services Business”.

Commercial Loan and Master Lease Investments:

●	A portfolio of five commercial loan investments, one commercial property, which is included in the 21 commercial real estate properties above, whose lease is classified as commercial loan investment, and one preferred equity investment which is classified as a commercial loan investment.

Real Estate Operations:

●	A portfolio of subsurface mineral interests associated with approximately 356,000 surface acres in 19 counties in the State of Florida (“Subsurface Interests”); and

●	An inventory of historically owned mitigation credits as well as mitigation credits produced by the Company’s mitigation bank. The mitigation bank owns a 2,500 acre parcel of land in the western part of Daytona Beach, Florida and, pursuant to a mitigation plan approved by the applicable state and federal authorities, produces mitigation credits that are sold to developers of land in the Daytona Beach area for the purpose of enabling the developers to obtain certain regulatory permits for property development (the “Mitigation Bank”). Prior to the Interest Purchase (defined in Note 7, “Investment in Joint Ventures”) completed on September 30, 2021, the Company held a 30% retained interest in the entity that owns the Mitigation Bank.

Our business also includes our investment in PINE. As of June 30, 2022, the fair value of our investment totaled $38.5 million, or 15.8% of PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

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

We believe investment in income-producing assets provides attractive opportunities for generally stable cash flows and increased returns over the long run through potential capital appreciation. Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. We sold two single-tenant income properties, one of which was classified as a commercial loan investment due to tenant repurchase options, during the six months ended June 30, 2022. As a result of entering into the Exclusivity and Right of First Offer Agreement with PINE (the “ROFO Agreement”) which generally prevents us from investing in single-tenant net lease income properties, our income property investment strategy is focused on multi-tenant, primarily retail-oriented, properties. We may pursue this strategy by monetizing certain of our single-tenant properties, and should we do so, we would seek to utilize the 1031 like-kind exchange structure to preserve the tax-deferred gain on the original transaction(s) that pertains to the replacement asset.

Our current portfolio of seven single-tenant income properties generates $9.1 million of revenues from annualized straight-line base lease payments and had a weighted average remaining lease term of 6.3 years as of June 30, 2022. Our current portfolio of 14 multi-tenant properties generates $45.8 million of revenue from annualized straight-line base lease payments and had a weighted average remaining lease term of 6.7 years as of June 30, 2022.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

Revenue

Total revenue for the three months ended June 30, 2022 is presented in the following summary and indicates the changes as compared to the three months ended June 30, 2021 (in thousands):

	Three Months Ended
Operating Segment	June 30, 2022	June 30, 2021	$ Variance	% Variance
Income Properties	$16,367	$11,574	$4,793	41.4%
Management Services	948	752	196	26.1%
Commercial Loans and Investments	1,290	709	581	81.9%
Real Estate Operations	858	1,248	(390)	(31.3)%
Total Revenue	$19,463	$14,283	$5,180	36.3%

Total revenue for the three months ended June 30, 2022 increased to $19.5 million, compared to $14.3 million during the three months ended June 30, 2021. The increase in total revenue is primarily attributable to increased income produced by the Company’s recent income property acquisitions versus that of properties disposed of by the Company during the comparative period, in addition to the increased management fee income from PINE and increased income from commercial loans and investments. These increases were offset by decreased revenue from real estate operations due to fewer sales of Subsurface Interests, as further described below.

Income Properties

Revenue and operating income from our income property operations totaled $16.4 million and $11.6 million, respectively, during the three months ended June 30, 2022, compared to total revenue and operating income of $11.6 million and $8.8 million, respectively, for the three months ended June 30, 2021. The direct costs of revenues for our income property operations totaled $4.8 million and $2.8 million for the three months ended June 30, 2022 and 2021, respectively. The increase in revenues of $4.8 million, or 41.4%, during the three months ended June 30, 2022 is primarily related to the overall growth of the Company’s income property portfolio, as well as the timing of acquisitions versus dispositions. The increase in operating income from our income property operations reflects increased rent revenues, offset by an increase of $2.0 million in our direct costs of revenues which is also related to the overall growth of the Company’s income property portfolio.

Management Services

Revenue from our management services from PINE totaled $0.9 million during the three months ended June 30, 2022. Revenue from our management services totaled $0.8 million during the three months ended June 30, 2021, including $0.7 million and $0.03 million earned from PINE and the Land JV, respectively.

Commercial Loans and Investments

Interest income from our commercial loans and investments totaled $1.3 million and $0.7 million during the three months ended June 30, 2022 and 2021, respectively. The increase is due to increased income from the investments made during the three months ended June 30, 2022, including two construction loans and the Watters Creek Investment, as defined in Note 4. “Commercial Loans and Investments”, which were partially offset by decreased income from one commercial property which was sold during the first quarter of 2022 which was accounted for as a commercial loan investment due to future repurchase rights.

Real Estate Operations

During the three months ended June 30, 2022, operating income from real estate operations was $0.6 million on revenues totaling $0.9 million. During the three months ended June 30, 2021, operating income from real estate operations was $0.7 million on revenues totaling $1.2 million. The total decrease in operating income was $0.1 million of which $0.2 million of the decrease was due to fewer Subsurface Interest sales. This $0.2 million decrease was partially offset by the Company’s sale of 1.96 mitigation credits for an aggregate sales price of $0.2 million and related cost of sales of $0.1 million during the three months ended June 30, 2022, with no such mitigation credit sales during the three months ended June 30, 2021.

General and Administrative Expenses

Total general and administrative expenses for the three months ended June 30, 2022 is presented in the following summary and indicates the changes as compared to the three months ended June 30, 2021 (in thousands):

	Three Months Ended
General and Administrative Expenses	June 30, 2022	June 30, 2021	$ Variance	% Variance
Recurring General and Administrative Expenses	$1,971	$1,861	$110	5.9%
Non-Cash Stock Compensation	705	742	(37)	(5.0)%
REIT Conversion and Other Non-Recurring Items	—	62	(62)	(100.0)%
Total General and Administrative Expenses	$2,676	$2,665	$11	0.4%

Depreciation and Amortization

Depreciation and amortization totaled $6.7 million and $5.0 million during the three months ended June 30, 2022 and 2021, respectively. The increase of $1.7 million is primarily due to the overall growth in the Company’s income property portfolio.

Gains (Losses) and Impairment Charges

2022 Dispositions. No income properties were sold during the three months ended June 30, 2022.

2021 Dispositions. During the three months ended June 30, 2021, the Company sold eight income properties, including (i) Burlington, a single-tenant income property located in North Richland Hills, Texas for $11.5 million resulting in a $0.1 million gain, (ii) Staples, a single-tenant income property located in Sarasota, Florida for $4.7 million resulting in a $0.7 million gain, and (iii) the CMBS Portfolio, sold to PINE, consisting of six single-tenant income properties for $44.5 million resulting in a $3.9 million gain. The sale of the properties reflect a total disposition volume of $60.7 million, resulting in aggregate gains of $4.7 million.

Impairment Charges. There were no impairment charges on the Company’s undeveloped land holdings, or its income property portfolio during the three months ended June 30, 2022 and 2021. The $16.5 million impairment charge, net of the $4.1 million related income tax benefit, recognized during the three months ended June 30, 2021 was related to the Company’s previously held retained interest in the Land JV as a result of the estimated proceeds to be received in connection with the contract entered into with Timberline Acquisition Partners, an affiliate of Timberline Real Estate Partners (“Timberline”). The sale to Timberline closed on December 10, 2021.

Investment and Other Income (Loss)

During the three months ended June 30, 2022, the closing stock price of PINE decreased by $0.88 per share, with a closing price of $17.92 on June 30, 2022. During the three months ended June 30, 2021, the closing stock price of PINE increased by $1.66 per share, with a closing price of $19.02 on June 30, 2021. The change in stock price resulted in an unrealized, non-cash gain (loss) on the Company’s investment in PINE of ($1.8) million and $3.4 million which is included in investment and other income (loss) in the consolidated statements of operations for the three months ended June 30, 2022 and 2021, respectively.

The Company earned dividend income from the investment in PINE of $0.6 million and $0.5 million during the three months ended June 30, 2022 and 2021, respectively.

Interest Expense

Interest expense totaled $2.3 million and $2.4 million for the three months ended June 30, 2022 and 2021, respectively.  The decrease of $0.1 million resulted primarily from (i) the net decrease in long-term debt outstanding under the Company’s Credit Facility during the three months ended June 30, 2022 as compared to the same period in 2021, which is primarily driven by the use of proceeds received from the Series A Preferred Stock offering, (ii) the disposition of the CMBS Portfolio under which the buyer assumed a $30.0 million fixed-rate mortgage note, and (iii) the repurchase of $11.4 million aggregate principal amount of 2025 Notes. These decreases in debt were partially offset by increases in debt related to (i) the $17.8 million mortgage loan assumed in connection with the acquisition of Price Plaza and (ii) the $100.0 million 2027 Term Loan.

Net Income (Loss) Attributable to the Company

Net income attributable to the Company totaled $1.2 million during the three months ended June 30, 2022 as compared to a net loss of $3.7 million during the three months ended June 30, 2021. The increase in net income is attributable to the factors described above.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

Revenue

Total revenue for the six months ended June 30, 2022 is presented in the following summary and indicates the changes as compared to the six months ended June 30, 2021 (in thousands):

	Six Months Ended
Operating Segment	June 30, 2022	June 30, 2021	$ Variance	% Variance
Income Properties	$31,535	$23,023	$8,512	37.0%
Management Services	1,884	1,421	463	32.6%
Commercial Loans and Investments	2,008	1,410	598	42.4%
Real Estate Operations	1,246	3,141	(1,895)	(60.3)%
Total Revenue	$36,673	$28,995	$7,678	26.5%

Total revenue for the six months ended June 30, 2022 increased to $36.7 million, compared to $29.0 million during the six months ended June 30, 2021. The increase in total revenue is primarily attributable to increased income produced by the Company’s recent income property acquisitions versus that of properties disposed of by the Company during the comparative period, in addition to the increased management fee income from PINE and increased income from commercial loans and investments. These increases were offset by decreased revenue from real estate operations due to fewer sales of Subsurface Interests, as further described below.

Income Properties

Revenue and operating income from our income property operations totaled $31.5 million and $22.7 million, respectively, during the six months ended June 30, 2022, compared to total revenue and operating income of $23.0 million and $17.3 million, respectively, for the six months ended June 30, 2021. The direct costs of revenues for our income property operations totaled $8.8 million and $5.7 million for the six months ended June 30, 2022 and 2021, respectively. The increase in revenues of $8.5 million, or 37.0%, during the six months ended June 30, 2022 is primarily related to the overall growth of the Company’s income property portfolio, as well as the timing of acquisitions versus dispositions. The increase in operating income from our income property operations reflects increased rent revenues, offset by an increase of $3.1 million in our direct costs of revenues which is also related to the overall growth of the Company’s income property portfolio.

Management Services

Revenue from our management services from PINE totaled $1.9 million during the six months ended June 30, 2022. Revenue from our management services totaled $1.4 million during the six months ended June 30, 2021, including $1.4 million and $0.06 million earned from PINE and the Land JV, respectively.

Commercial Loans and Investments

Interest income from our commercial loans and investments totaled $2.0 million and $1.4 million during the six months ended June 30, 2022 and 2021, respectively. The increase is due to increased income from the investments made during the three and six months ended June 30, 2022, including three construction loans and the Watters Creek Investment, as defined in Note 4. “Commercial Loans and Investments”, which were partially offset by decreased income from one commercial property which was sold during the first quarter of 2022, which was accounted for as a commercial loan investment due to future repurchase rights.

Real Estate Operations

During the six months ended June 30, 2022, operating income from real estate operations was $0.9 million on revenues totaling $1.2 million. During the six months ended June 30, 2021, operating income from real estate operations was $2.5 million on revenues totaling $3.1 million. The total decrease in operating income was $1.6 million, of which $1.7 million of the decrease was due to fewer Subsurface Interest sales. This $1.7 million decrease was partially offset by the Company’s sale of 1.96 mitigation credits for an aggregate sales price of $0.2 million and related cost of sales of $0.1 million during the six months ended June 30, 2022, with no such mitigation credit sales during the six months ended June 30, 2021.

General and Administrative Expenses

Total general and administrative expenses for the six months ended June 30, 2022 is presented in the following summary and indicates the changes as compared to the six months ended June 30, 2021 (in thousands):

	Six Months Ended
General and Administrative Expenses	June 30, 2022	June 30, 2021	$ Variance	% Variance
Recurring General and Administrative Expenses	$4,108	$3,942	$166	4.2%
Non-Cash Stock Compensation	1,611	1,700	(89)	(5.2)%
REIT Conversion and Other Non-Recurring Items	—	155	(155)	(100.0)%
Total General and Administrative Expenses	$5,719	$5,797	$(78)	(1.3)%

Depreciation and Amortization

Depreciation and amortization totaled $13.1 million and $9.9 million during the six months ended June 30, 2022 and 2021, respectively. The increase of $3.2 million is primarily due to the overall growth in the Company’s income property portfolio.

Gains (Losses) and Impairment Charges

2022 Dispositions. During the six months ended June 30, 2022, the Company sold two income properties, including (i) Party City, a single-tenant income property located in Oceanside, New York for $6.9 million resulting in a $0.06 million loss and (ii) the Carpenter Hotel ground lease, a single-tenant income property located in Austin, Texas for $17.1 million resulting in a $0.2 million loss.

2021 Dispositions. During the six months ended June 30, 2021, the Company disposed of one multi-tenant income property and nine single-tenant income properties, including (i) World of Beer/Fuzzy’s Taco Shop, a multi-tenant income property located in Brandon, Florida for $2.3 million resulting in a $0.6 million gain, (ii) Moe’s Southwest Grill, a single-tenant income property located in Jacksonville, Florida for $2.5 million resulting in a $0.1 million gain, (iii) Burlington, a single-tenant income property located in North Richland Hills, Texas for $11.5 million resulting in a $0.1 million gain, (iv) Staples, a single-tenant income property located in Sarasota, Florida for $4.7 million resulting in a $0.7 million gain, and (v) the CMBS Portfolio, sold to PINE, consisting of six single-tenant income properties for $44.5 million resulting in a $3.9 million gain. The sale of the properties reflect a total disposition volume of $65.5 million, resulting in aggregate gains of $5.3 million.

Impairment Charges. There were no impairment charges on the Company’s undeveloped land holdings, or its income property portfolio during the six months ended June 30, 2022 and 2021. The $16.5 million impairment charge, net of the $4.1 million related income tax benefit, recognized during the six months ended June 30, 2021 was related to the Company’s previously held retained interest in the Land JV as a result of the estimated proceeds to be received in connection with the contract entered into with Timberline Acquisition Partners, an affiliate of Timberline Real Estate Partners (“Timberline”). The sale to Timberline closed on December 10, 2021.

Investment and Other Income (Loss)

During the six months ended June 30, 2022, the closing stock price of PINE decreased by $2.12 per share, with a closing price of $17.92 on June 30, 2022. During the six months ended June 30, 2021, the closing stock price of PINE increased by $4.03 per share, with a closing price of $19.02 on June 30, 2021. The change in stock price resulted in an unrealized, non-cash gain (loss) on the Company’s investment in PINE of ($4.3) million and $8.2 million which is included in investment and other income (loss) in the consolidated statements of operations for the six months ended June 30, 2022 and 2021, respectively.

The Company earned dividend income from the investment in PINE of $1.1 million and $1.0 million during the six months ended June 30, 2022 and 2021, respectively.

Interest Expense

Interest expense totaled $4.2 million and $4.9 million for the six months ended June 30, 2022 and 2021, respectively.  The decrease of $0.7 resulted primarily from (i) the net decrease in long-term debt outstanding under the Company’s Credit Facility during the six months ended June 30, 2022 as compared to the same period in 2021, which is primarily driven by the use of proceeds received from the Series A Preferred Stock offering, (ii) the payoff of the Company’s $23.2 million variable-rate mortgage note, (iii) the disposition of the CMBS Portfolio under which the buyer assumed a $30.0 million fixed-rate mortgage note, and (iv) the repurchase of $11.4 million aggregate principal amount of 2025 Notes. These decreases in debt were partially offset by increases in debt related to (i) the $17.8 million mortgage loan assumed in connection with the acquisition of Price Plaza and (ii) the $100.0 million 2027 Term Loan.

Net Income (Loss) Attributable to the Company

Net income attributable to the Company totaled $1.4 million during the six months ended June 30, 2022 as compared to net income of $4.1 million during the six months ended June 30, 2021. The decrease in net income is attributable to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $7.1 million at June 30, 2022, while restricted cash totaled $27.2 million, see Note 2, “Summary of Significant Accounting Policies” under the heading Restricted Cash for the Company’s disclosure related to its restricted cash balance at June 30, 2022.

Our cash flows provided by operating activities totaled $22.4 million during the six months ended June 30, 2022,  compared to cash flows provided by operating activities totaling $18.3 million for the six months ended June 30, 2021, an increase of $4.1 million. The increase of $4.1 million is primarily related to the increase in the cash flows provided by income properties, which is the result of the overall growth of the Company’s income property portfolio. The cash flows provided by operating activities was also impacted by more cash flows from the Company’s management fee income and interest income from commercial loans and investments, offset by the decrease in the Company’s cash flows from real estate operations.

Our cash flows used in investing activities totaled $54.4 million for the six months ended June 30, 2022, compared to cash flows used in investing activities of $80.5 million for the six months ended June 30, 2021, a decrease in cash outflows of $26.1 million. The decrease in cash used in investing activities is primarily related to $56.9 million less cash utilized to fund income property acquisitions, net of proceeds from income property dispositions, during the six months ended June 30, 2022. The $56.9 million reduction in cash outflows related to net income property acquisitions is largely offset by a $29.3 million increase in cash utilized to fund commercial loan and investments including three construction loans and the Watters Creek Investment, net of proceeds received from the sale of the Carpenter Hotel ground lease located in Austin, Texas, which was classified as a commercial loan investment due to future tenant repurchase rights.

Our cash flows provided by financing activities totaled $34.9 million for the six months ended June 30, 2022, compared to cash flows provided by financing activities of $47.0 million for the six months ended June 30, 2021, a decrease in cash inflows of $12.1 million. The decrease of $12.1 million is primarily related to a $16.5 million decrease in cash flows provided by debt activity comprised of (i) $44.0 million of cash inflows related to the Company’s net borrowings on long-term debt during the six months ended June 30, 2022 less (ii) $60.5 million of cash inflows related to the Company’s net borrowings on long-term debt during the six months ended June 30, 2021. The $16.5 million decrease in debt borrowings was offset by an increase in cash outflows of $3.8 million related to dividends paid during the six months ended June 30, 2022 as compared to the same period in the prior year and an increase in cash outflows of $1.1 million of repurchases of the Company’s common stock. Cash flows from financing activities also benefitted from cash inflows of $8.6 million of net proceeds received from the sale of 131,858 shares of the Company’s common stock under the ATM Program during the six months ended June 30, 2022, with no such activity during the same period in 2021.

Long-Term Debt. As of June 30, 2022, the Company had $99.0 million undrawn commitment under the Credit Facility. See Note 16, “Long-Term Debt” for the Company’s disclosure related to its long-term debt balance at June 30, 2022.

Acquisitions and Investments. As noted previously, the Company acquired one multi-tenant income property during the six months ended June 30, 2022 for a purchase price of $39.1 million, as further described in Note 3, “Income Properties”.

The Company’s guidance for 2022 investments in income-producing properties totals between $250.0 million and $275.0 million. We expect to fund future acquisitions utilizing cash on hand, cash from operations, proceeds from the dispositions of income properties through 1031 like-kind exchanges, and potentially the sale of all or a portion of our Subsurface Interests, and borrowings on our Credit Facility, if available. We expect dispositions of income properties and subsurface interests will qualify under the like-kind exchange deferred-tax structure, and additional financing sources.

Dispositions. During the six months ended June 30, 2022, the Company sold two single-tenant income properties for a total disposition volume of $24.0 million, one of which was classified as a commercial loan investment due to two tenant repurchase options, as further described in Note 3, “Income Properties”.

ATM Program.  During the six months ended June 30, 2022, the Company sold 131,858 shares under the ATM Program for gross proceeds of $8.7 million at a weighted average price of $65.84 per share, generating net proceeds of $8.6 million after deducting transaction fees totaling $0.1 million.

Contractual Commitments – Expenditures.

The Company has committed to fund the following capital improvements. The improvements, which are related to several properties, are estimated to be generally completed within twelve months. These commitments, as of June 30, 2022, are as follows (in thousands):

As of June 30, 2022
Total Commitment (1)	$23,792
Less Amount Funded	(6,042)
Remaining Commitment	$17,750

(1)     Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

In addition, the Company is committed to fund the three construction loans as described in Note 4. Commercial Loans and Investments. The unfunded portion of the construction loans totaled $12.1 million as of June 30, 2022.

Off-Balance Sheet Arrangements. None.

Other Matters. We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations, $141.3 million of availability remaining under the ATM Program, and $99.0 million undrawn commitment under the existing $210.0 million Credit Facility as of June 30, 2022.

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

Reconciliation of Non-U.S. GAAP Measures (in thousands, except share and dividend data):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net Income (Loss) Attributable to the Company	$1,218	$(3,724)	$1,420	$4,061
Add Back: Effect of Dilutive Interest Related to 2025 Notes (1)	—	—	—	—
Net Income (Loss) Attributable to the Company, If-Converted	$1,218	$(3,724)	1,420	4,061
Depreciation and Amortization of Real Estate	6,707	5,031	13,076	9,861
(Gains) Losses on Disposition of Assets	—	(4,732)	245	(5,440)
Gains on Disposition of Other Assets	(632)	(748)	(964)	(2,575)
Impairment Charges, Net	—	12,474	—	12,474
Unrealized Loss (Gain) on Investment Securities	1,891	(3,386)	4,348	(8,220)
Funds from Operations	$9,184	$4,915	$18,125	$10,161
Distributions to Preferred Stockholders	(1,196)	—	(2,391)	—
Funds From Operations Attributable to Common Stockholders	$7,988	$4,915	$15,734	$10,161
Loss on Extinguishment of Debt	—	641	—	641
Amortization of Intangibles to Lease Income	497	(338)	978	(734)
Less: Effect of Dilutive Interest Related to 2025 Notes (1)	—	—	—	—
Core Funds From Operations Attributable to Common Stockholders	$8,485	$5,218	$16,712	$10,068
Adjustments:
Straight-Line Rent Adjustment	(507)	(490)	(1,045)	(1,175)
COVID-19 Rent Repayments	26	434	53	654
Other Depreciation and Amortization	(31)	(150)	(170)	(374)
Amortization of Loan Costs and Discount on Convertible Debt	212	478	446	953
Non-Cash Compensation	705	742	1,611	1,700
Non-Recurring G&A	—	62	—	155
Adjusted Funds From Operations Attributable to Common Stockholders	$8,890	$6,294	$17,607	$11,981

Weighted Average Number of Common Shares:
Basic and Diluted (2)	6,004,178	5,898,280	5,956,798	5,888,735

Dividends Declared and Paid - Preferred Stock	$0.40	$—	$0.80	$—
Dividends Declared and Paid - Common Stock	$1.12	$1.00	$2.20	$2.00

(1)      As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in net income or loss that would result from the assumed conversion. For the three and six months ended June 30 2022, a total of $0.5 million and $1.1 million, respectively, was not included, as the impact of the 2025 Notes, if-converted, would be antidilutive to the net income of under $0.1 million and the net loss of $1.0 million, for the respective periods.

(2)      A total of 1.0 million shares representing the dilutive impact of the Company’s 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, were not included in the computation of diluted net income (loss) attributable to common stockholders for the three and six months ended June 30, 2022 because they were antidilutive to the net income of under $0.1 million and the net loss of $1.0 million, for the respective periods.

Other Data (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
FFO Attributable to Common Stockholders	$7,988	$4,915	$15,734	$10,161
FFO Attributable to Common Stockholders per Common Share - Diluted	$1.33	$0.83	$2.64	$1.73

Core FFO Attributable to Common Stockholders	$8,485	$5,218	$16,712	$10,068
Core FFO Attributable to Common Stockholders per Common Share - Diluted (1)	$1.41	$0.88	$2.81	$1.71

AFFO Attributable to Common Stockholders	$8,890	$6,294	$17,607	$11,981
AFFO Attributable to Common Stockholders per Common Share - Diluted (1)	$1.48	$1.07	$2.96	$2.03

(1)      A total of 1.0 million shares representing the dilutive impact of the 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, were not included in the computation of diluted net income (loss) attributable to common stockholders for the three and six months ended June 30, 2022 because they were antidilutive to the net income of under $0.1 million and the net loss of $1.0 million, for the respective periods.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates include those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Our most significant estimate is as follows:

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease.  As required by U.S. GAAP, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The assumptions underlying the allocation of relative fair values are based on market information including, but not limited to: (i) the estimate of replacement cost of improvements under the cost approach, (ii) the estimate of land values based on comparable sales under the sales comparison approach, and (iii) the estimate of future benefits determined by either a reasonable rate of return over a single year’s net cash flow, or a forecast of net cash flows projected over a reasonable investment horizon under the income capitalization approach. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled one multi-tenant income property for a purchase price of $39.1 million for the six months ended June 30, 2022 and three multi-tenant income properties for a combined purchase price of $111.0 million for the six months ended June 30, 2021.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our Credit Facility, as this facility carries a variable rate of interest. Our borrowings on our $210.0 million revolving Credit Facility bear a variable rate of interest based on the 30-day LIBOR plus a rate of between 135 basis points and 195 basis points based on our level of borrowing as a percentage of our total asset value. As of June 30, 2022 and 2021, the outstanding balance on our Credit

Facility totaled $111.0 million and $184.3 million, of which $111.0 million and $84.3 million, respectively, were not fixed by virtue of an interest rate swap agreement. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by $1.1 million and $0.8 million as of June 30, 2022 and 2021, respectively. The increase in the exposure of market rate risk is primarily due to the increase in the un-hedged portion of the Credit Facility balance as of June 30, 2022 as the interest rate swap agreements previously hedging the outstanding principal balance under the Credit Facility were redesignated to the term loan agreements during the year ended December 31, 2021. The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to certain of its debt borrowings, see Note 17, “Interest Rate Swaps.” By virtue of fixing the variable rate on certain debt borrowings, our exposure to changes in interest rates is minimal but for the impact on other comprehensive income and loss. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the six months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 1A. RISK FACTORS

For a discussion of the Company’s potential risks and uncertainties, see the information under the heading Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company. As of June 30, 2022, there have been no material changes in our risk factors from those set forth within the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following repurchases of shares of the Company’s common stock were made during the three months ended June 30, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May yet be Purchased Under the Plans or Programs ($000's) (1)
4/01/2022 - 4/30/2022	—	$—	—	$3,698
5/01/2022 - 5/31/2022	—	—	—	3,698
6/01/2022 - 6/30/2022	20,010	57.37	20,010	2,550
Total	20,010	$57.37	20,010
(1)	In February 2020, the Board approved a $10.0 million common stock repurchase program, which was announced on February 12, 2020. The repurchase program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

(a) Exhibits:

(2.1)*	Purchase and Sale Agreement, dated May 20, 2022, filed as Exhibit 2.1 to the registrant’s current report on Form 8-K filed May 20, 2022, and incorporated herein by reference.

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

CTO REALTY GROWTH, INC.
(Registrant)

July 28, 2022	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

July 28, 2022	By:	/s/ Matthew M. Partridge
Matthew M. Partridge, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
July 28, 2022	By:	/s/ Lisa M. Vorakoun
Lisa M. Vorakoun, Vice President and Chief Accounting Officer (Principal Accounting Officer)