Form 10-Q
period 2022-09-30
CTO Realty Growth, Inc.
filed 2022-10-27
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-11350

CTO REALTY GROWTH, INC.

(Exact name of registrant as specified in its charter)

Maryland	59-0483700
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

369 N. New York Avenue, Suite 201
Winter Park, Florida	32789
(Address of principal executive offices)	(Zip Code)

(407) 904-3324

(Registrant’s telephone number, including area code)

1140 N. Williamson Blvd., Suite 140 Daytona Beach, FL 32114
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

As of October 21, 2022, there were 18,800,010 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CTO REALTY GROWTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	(Unaudited) September 30, 2022	December 31, 2021
ASSETS
Real Estate:
Land, at Cost	$209,298	$189,589
Building and Improvements, at Cost	377,758	325,418
Other Furnishings and Equipment, at Cost	746	707
Construction in Process, at Cost	10,717	3,150
Total Real Estate, at Cost	598,519	518,864
Less, Accumulated Depreciation	(31,278)	(24,169)
Real Estate—Net	567,241	494,695
Land and Development Costs	685	692
Intangible Lease Assets—Net	87,671	79,492
Assets Held for Sale—See Note 24	—	6,720
Investment in Alpine Income Property Trust, Inc.	35,260	41,037
Mitigation Credits	2,846	3,702
Mitigation Credit Rights	19,999	21,018
Commercial Loans and Investments	46,201	39,095
Cash and Cash Equivalents	9,532	8,615
Restricted Cash	37,292	22,734
Refundable Income Taxes	448	442
Deferred Income Taxes—Net	61	—
Other Assets—See Note 12	38,536	14,897
Total Assets	$845,772	$733,139
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$1,136	$676
Accrued and Other Liabilities—See Note 18	18,149	13,121
Deferred Revenue—See Note 19	5,840	4,505
Intangible Lease Liabilities—Net	5,995	5,601
Deferred Income Taxes—Net	—	483
Long-Term Debt	370,248	278,273
Total Liabilities	401,368	302,659
Commitments and Contingencies—See Note 22
Stockholders’ Equity:
Preferred Stock – 100,000,000 shares authorized; $0.01 par value, 6.375% Series A Cumulative Redeemable Preferred Stock, $25.00 Per Share Liquidation Preference, 3,000,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	30	30
Common Stock – 500,000,000 shares authorized; $0.01 par value, 18,796,612 shares issued and outstanding at September 30, 2022 and 17,748,678 shares issued and outstanding at December 31, 2021	188	60
Additional Paid-In Capital	97,419	85,414
Retained Earnings	329,317	343,459
Accumulated Other Comprehensive Income	17,450	1,517
Total Stockholders’ Equity	444,404	430,480
Total Liabilities and Stockholders’ Equity	$845,772	$733,139

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Revenues
Income Properties	$17,694	$13,734	$49,229	$36,757
Management Fee Income	951	940	2,835	2,361
Interest Income From Commercial Loans and Investments	1,323	726	3,331	2,136
Real Estate Operations	3,149	1,177	4,395	4,318
Total Revenues	23,117	16,577	59,790	45,572
Direct Cost of Revenues
Income Properties	(5,115)	(3,984)	(13,943)	(9,688)
Real Estate Operations	(1,661)	(252)	(1,940)	(867)
Total Direct Cost of Revenues	(6,776)	(4,236)	(15,883)	(10,555)
General and Administrative Expenses	(3,253)	(2,680)	(8,972)	(8,477)
Impairment Charges	—	—	—	(16,527)
Depreciation and Amortization	(7,305)	(5,567)	(20,401)	(15,428)
Total Operating Expenses	(17,334)	(12,483)	(45,256)	(50,987)
Gain on Disposition of Assets	4,973	22,666	4,728	28,106
Loss on Extinguishment of Debt	—	—	—	(641)
Other Gains and Income	4,973	22,666	4,728	27,465
Total Operating Income	10,756	26,760	19,262	22,050
Investment and Other Income (Loss)	(3,065)	(797)	(6,270)	8,438
Interest Expense	(3,037)	(1,986)	(7,216)	(6,851)
Income Before Income Tax Benefit (Expense)	4,654	23,977	5,776	23,637
Income Tax Benefit (Expense)	163	(30)	461	4,371
Net Income Attributable to the Company	4,817	23,947	6,237	28,008
Distributions to Preferred Stockholders	(1,195)	(1,129)	(3,586)	(1,129)
Net Income Attributable to Common Stockholders	$3,622	$22,818	$2,651	$26,879

Per Share Information—See Note 14:
Basic Net Income Attributable to Common Stockholders	$0.20	$1.29	$0.15	$1.52
Diluted Net Income Attributable to Common Stockholders	$0.19	$1.29	0.15	1.52

Weighted Average Number of Common Shares
Basic	18,386,435	17,703,284	18,044,299	17,678,701
Diluted	21,505,460	17,703,284	18,044,299	17,678,701

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net Income Attributable to the Company	$4,817	$23,947	$6,237	$28,008
Other Comprehensive Income:
Cash Flow Hedging Derivative - Interest Rate Swaps	5,310	217	15,933	1,387
Total Other Comprehensive Income	5,310	217	15,933	1,387
Total Comprehensive Income	$10,127	$24,164	$22,170	$29,395

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

For the three months ended September 30, 2022:

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders' Equity
Balance July 1, 2022	$30	$61	$—	$86,347	$332,916	$12,140	$431,494
Net Income Attributable to the Company	—	—	—	—	4,817	—	4,817
Three-for-One Stock Split	—	122	—	(122)	—	—	—
Stock Repurchase	—	(1)	—	(1,644)	—	—	(1,645)
Exercise of Stock Options and Stock Issuance to Directors	—	—	—	11	—	—	11
Stock Issuance, Net of Equity Issuance Costs	—	6	—	12,082	—	—	12,088
Stock-Based Compensation Expense	—	—	—	745	—	—	745
Preferred Stock Dividends Declared for the Period	—	—	—	—	(1,195)	—	(1,195)
Common Stock Dividends Declared for the Period	—	—	—	—	(7,221)	—	(7,221)
Other Comprehensive Income	—	—	—	—	—	5,310	5,310
Balance September 30, 2022	$30	$188	$—	$97,419	$329,317	$17,450	$444,404

For the three months ended September 30, 2021:

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders' Equity
Balance July 1, 2021	$—	$60	$—	$13,676	$331,895	$(740)	$344,891
Net Income Attributable to the Company	—	—	—	—	23,947	—	23,947
Issuance of Preferred Stock, Net of Underwriting Discount and Expenses	30	—	—	72,640	—	—	72,670
Exercise of Stock Options and Common Stock Issuance	—	—	—	(83)	—	—	(83)
Stock-Based Compensation Expense	—	—	—	666	—	—	666
Preferred Stock Dividends Declared for the Period	—	—	—	—	(1,129)	—	(1,129)
Common Stock Dividends Declared for the Period	—	—	—	—	(6,032)	—	(6,032)
Other Comprehensive Income	—	—	—	—	—	217	217
Balance September 30, 2021	$30	$60	$—	$86,899	$348,681	$(523)	$435,147

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(Unaudited, in thousands)

For the nine months ended September 30, 2022:

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders' Equity
Balance January 1, 2022	$30	$60	$—	$85,414	$343,459	$1,517	$430,480
Net Income Attributable to the Company	—	—	—	—	6,237	—	6,237
Three-for-One Stock Split	—	122	—	(122)	—	—	—
Adjustment to Equity Component of Convertible Debt Upon Adoption of ASU 2020-06	—	—	—	(7,034)	4,022	—	(3,012)
Stock Repurchase	—	(1)	—	(2,791)	—	—	(2,792)
Vested Restricted Stock and Performance Shares	—	—	—	(845)	—	—	(845)
Exercise of Stock Options and Stock Issuance to Directors	—	—	—	248	—	—	248
Stock Issuance, Net of Equity Issuance Costs	—	7	—	20,560	—	—	20,567
Stock-Based Compensation Expense	—	—	—	1,989	—	—	1,989
Preferred Stock Dividends Declared for the Period	—	—	—	—	(3,586)	—	(3,586)
Common Stock Dividends Declared for the Period	—	—	—	—	(20,815)	—	(20,815)
Other Comprehensive Income	—	—	—	—	—	15,933	15,933
Balance September 30, 2022	$30	$188	$—	$97,419	$329,317	$17,450	$444,404

For the nine months ended September 30, 2021:

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance January 1, 2021	$—	$7,250	$(77,541)	$83,183	$339,917	$(1,910)	$350,899
Net Income Attributable to the Company	—	—	—	—	28,008	—	28,008
Vested Restricted Stock and Performance Shares	—	—	—	(436)	—	—	(436)
Issuance of Preferred Stock, Net of Underwriting Discount and Expenses	30	—	—	72,409	—	—	72,439
Exercise of Stock Options and Common Stock Issuance	—	—	—	289	—	—	289
Equity Issuance Costs	—	—	—	(197)	—	—	(197)
Stock-Based Compensation Expense	—	—	—	2,002	—	—	2,002
Par Value $0.01 per Share and Treasury Stock Derecognized at January 29, 2021	—	(7,190)	77,541	(70,351)	—	—	—
Preferred Stock Dividends Declared for the Period	—	—	—	—	(1,129)	—	(1,129)
Common Stock Dividends Declared for the Period	—	—	—	—	(18,115)	—	(18,115)
Other Comprehensive Income	—	—	—	—	—	1,387	1,387
Balance September 30, 2021	$30	$60	$—	$86,899	$348,681	$(523)	$435,147

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash Flow from Operating Activities:
Net Income Attributable to the Company	$6,237	$28,008
Adjustments to Reconcile Net Income Attributable to the Company to Net Cash Provided by Operating Activities:
Depreciation and Amortization	20,401	15,428
Amortization of Intangible Liabilities to Income Property Revenue	1,485	(820)
Amortization of Deferred Financing Costs to Interest Expense	515	444
Amortization of Discount on Convertible Debt	149	951
Gain on Disposition of Assets	(3,921)	(28,106)
Gain on Disposition of Commercial Loans and Investments	(807)	—
Loss on Extinguishment of Debt	—	641
Impairment Charges	—	16,527
Accretion of Commercial Loans and Investments Origination Fees	(150)	(1)
Non-Cash Imputed Interest	(119)	(330)
Deferred Income Taxes	(544)	(3,736)
Unrealized (Gain) Loss on Investment Securities	8,102	(6,894)
Non-Cash Compensation	2,423	2,434
Decrease (Increase) in Assets:
Refundable Income Taxes	(5)	(830)
Assets Held for Sale	—	(1)
Land and Development Costs	7	381
Mitigation Credits and Mitigation Credit Rights	1,876	(16,007)
Other Assets	(7,895)	(945)
Increase in Liabilities:
Accounts Payable	460	1,084
Accrued and Other Liabilities	4,531	3,800
Deferred Revenue	1,335	337
Net Cash Provided By Operating Activities	34,080	12,365
Cash Flow from Investing Activities:
Acquisition of Real Estate and Intangible Lease Assets and Liabilities	(112,843)	(115,780)
Acquisition of Commercial Loans and Investments	(50,130)	(364)
Restricted Cash Balance Received in Acquisition of Interest in Joint Venture	—	595
Cash Contribution to Joint Ventures	—	(639)
Proceeds from Disposition of Property, Plant, and Equipment, Net, and Assets Held for Sale	40,777	108,449
Principal Payments Received on Commercial Loans and Investments	44,079	—
Acquisition of Investment Securities	(2,253)	—
Net Cash Used In Investing Activities	(80,370)	(7,739)
Cash Flow From Financing Activities:
Proceeds from Long-Term Debt	218,500	156,500
Payments on Long-Term Debt	(147,000)	(171,308)
Cash Paid for Loan Fees	(2,610)	(907)
Cash Paid for Exercise of Stock Options and Common Stock Issuance	(177)	(146)
Proceeds from Issuance of Preferred Stock, Net of Underwriting Discount and Expenses	—	72,439
Cash Used to Purchase Common Stock	(2,792)	—
Cash Paid for Vesting of Restricted Stock	(845)	(452)
Proceeds from (Cash Paid for) Issuance of Common Stock, Net	20,567	(197)
Dividends Paid - Preferred Stock	(3,586)	(1,129)
Dividends Paid - Common Stock	(20,292)	(17,700)
Net Cash Provided By Financing Activities	61,765	37,100
Net Increase in Cash, Cash Equivalents and Restricted Cash	15,475	41,726
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	31,349	33,825
Cash, Cash Equivalents and Restricted Cash, End of Period	$46,824	$75,551

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$9,532	$7,005
Restricted Cash	37,292	68,546
Total Cash	$46,824	$75,551

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Taxes, Net of Refunds Received	$111	$245
Cash Paid for Interest (1)	$5,785	$4,986

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Gain on Cash Flow Hedges	$15,933	$1,387
Adjustment to Equity Component of Convertible Debt Upon Adoption of ASU 2020-06	$3,012	$—
Common Stock Dividends Declared and Unpaid	$523	$415
Assumption of Mortgage Note Payable	$17,800	$30,000
(1)	Includes capitalized interest of $0.1 million during the nine months ended September 30, 2022, with no interest capitalized during the nine months ended September 30, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS

Description of Business

We are a publicly traded, primarily retail-focused, real estate investment trust (“REIT”) that was founded in 1910. We own and manage, sometimes utilizing third-party property management companies, 18 commercial real estate properties in nine states in the United States. As of September 30, 2022, we owned five single-tenant and 13 multi-tenant income-producing properties comprising 2.7 million square feet of gross leasable space. Subsequent to September 30, 2022, on October 14, 2022, the Company acquired a 0.4 million square feet property as further described in Note 25, “Subsequent Events”.

In addition to our income property portfolio, as of September 30, 2022, our business included the following:

Management Services:

●	A fee-based management business that is engaged in managing Alpine Income Property Trust, Inc. (“PINE”), see Note 5, “Related Party Management Services Business”.

Commercial Loans and Investments:

●	A portfolio of five commercial loan investments and one preferred equity investment which is classified as a commercial loan investment.

Real Estate Operations:

●	A portfolio of subsurface mineral interests associated with approximately 355,000 surface acres in 19 counties in the State of Florida (“Subsurface Interests”); and

●	An inventory of historically owned mitigation credits as well as mitigation credits produced by the Company’s mitigation bank. The mitigation bank owns a 2,500 acre parcel of land in the western part of Daytona Beach, Florida and, pursuant to a mitigation plan approved by the applicable state and federal authorities, produces mitigation credits that are sold to developers of land in the Daytona Beach area for the purpose of enabling the developers to obtain certain regulatory permits for property development (the “Mitigation Bank”). Prior to the Interest Purchase (hereinafter defined in Note 7, “Investment in Joint Ventures”) completed on September 30, 2021, the Company held a 30% retained interest in the entity that owns the Mitigation Bank.

Our business also includes our investment in PINE. As of September 30, 2022, the fair value of our investment totaled $35.3 million, or 16.0% of PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

As further described in Note 13, “Equity”, the Company completed a three-for-one stock split of the Company’s common stock effective July 1, 2022. Pursuant to FASB ASC Topic 505, Equity, the Company has adjusted the computations of basic and diluted earnings per share retroactively for all periods presented.

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

The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other entities in which we have a controlling interest. Any real estate entities or properties included in the consolidated financial statements have been consolidated only for the periods that such entities or properties were owned or under control by us. All inter-company balances and transactions have been eliminated in the consolidated financial statements. As of September 30, 2022, the Company has an equity investment in PINE.

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

Recently Issued Accounting Standards

Cessation of LIBOR. In January 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-01 which is in response to concerns about structural risks of interbank offered rates (“IBORs”), and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in numerous jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The amendments in ASU 2021-01 are effective immediately and clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The Company believes that its interest rate swaps, hereinafter described in Note 17, “Interest Rate Swaps”, meet the scope of Topic 848-

10-15-3A and therefore, the Company will be able to continue to apply a perfectly effective assessment method for each interest rate swap by electing the corresponding optional expedient for subsequent assessments.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of September 30, 2022 and December 31, 2021 include certain amounts over the Federal Deposit Insurance Corporation limits.

Restricted Cash

Restricted cash totaled $37.3 million at September 30, 2022, of which $35.1 million is being held in various escrow accounts to be reinvested through the like-kind exchange structure into other income properties, $0.6 million is being held in an escrow account in connection with the Mitigation Bank as required by the applicable state and federal permitting authorities, $1.3 million is being held in three interest reserve accounts related to the Company’s commercial loans and investments, and the remaining $0.3 million is being held in various escrow accounts related to certain tenant improvements.

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

Changes in fair value of the hedging instruments that are highly effective and designated and qualified as cash-flow hedges are recorded in other comprehensive income and loss, until earnings are affected by the variability in cash flows of the designated hedged items (see Note 17, “Interest Rate Swaps”).

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at September 30, 2022 and December 31, 2021, approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s Credit Facility (hereinafter defined) as of September 30, 2022 and December 31, 2021, approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s fixed rate commercial loans and investments, the 2026 Term Loan (hereinafter defined), the 2027 Term Loan (hereinafter defined), the 2028 Term Loan (hereinafter defined), mortgage note, and convertible debt held as of September 30, 2022 and December 31, 2021 are measured at fair value based on current market rates for financial instruments with similar risks and maturities (see Note 9, “Fair Value of Financial Instruments”).

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

Recognition of Interest Income from Commercial Loans and Investments

Interest income on commercial loans and investments includes interest payments made by the borrower and the accretion of purchase discounts and loan origination fees, offset by the amortization of loan costs. Interest payments are accrued based on the actual coupon rate and the outstanding principal balance and purchase discounts and loan origination fees are accreted into income using the effective yield method, adjusted for prepayments.

Mitigation Credits

Mitigation credits are stated at historical cost. As these assets are sold, the related revenues and cost of sales are reported as revenues from, and direct costs of, real estate operations, respectively, in the consolidated statements of operations.

Accounts Receivable

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of accrued tenant reimbursable expenses and other tenant receivables. Receivables related to income property tenants totaled $1.6 million and $0.9 million as of September 30, 2022 and December 31, 2021, respectively. The $0.7 million increase is primarily attributable to an increase in estimated accrued receivables for variable lease payments including common area maintenance, insurance, real estate taxes and other operating expenses.

Accounts receivable related to real estate operations, which are classified in other assets on the consolidated balance sheets, totaled $1.1 million as of September 30, 2022 and December 31, 2021. The accounts receivable as of September 30, 2022 and December 31, 2021 are primarily related to the reimbursement of certain infrastructure costs completed by the Company in conjunction with two land sale transactions that closed during the fourth quarter of 2015 as more fully described in Note 12, “Other Assets.”

As of September 30, 2022 and December 31, 2021, $0.2 million and $0.3 million, respectively, was due from the buyer of the golf operations for the rounds surcharge the Company paid to the City of Daytona Beach.

The collectability of the aforementioned receivables shall be considered and adjusted through an allowance for credit losses pursuant to ASC 326, Financial Instruments-Credit Losses. As of September 30, 2022 and December 31, 2021, the Company recorded an allowance for doubtful accounts of $1.3 million and $0.5 million, respectively.

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

The Company incurs costs related to the development and leasing of its properties. Such costs include, but are not limited to, tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements, and are included in construction in progress during the development period. When a construction project is considered to be substantially complete, the capitalized costs are reclassified to the appropriate real estate asset and depreciation begins. The Company assesses the level of construction activity to determine the amount, if any, of interest expense to be capitalized to the underlying construction projects.

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

The components of leasing revenue are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Leasing Revenue
Lease Payments	$13,556	$10,829	$38,760	$30,743
Variable Lease Payments	4,138	2,905	10,469	6,014
Total Leasing Revenue	$17,694	$13,734	$49,229	$36,757

Minimum future base rental receipts under non-cancelable operating leases, excluding percentage rent and other lease payments that are not fixed and determinable, having remaining terms in excess of one year  subsequent to September 30, 2022, are summarized as follows (in thousands):

Year Ending December 31,	Amounts
Remainder of 2022	$14,245
2023	53,054
2024	51,358
2025	49,860
2026	44,278
2027	37,054
2028 and Thereafter (Cumulative)	117,490
Total	$367,339

2022 Acquisitions. During the nine months ended September 30, 2022, the Company acquired two multi-tenant income properties for an aggregate purchase price of $119.3 million, or a total acquisition cost of $119.7 million, as follows:

●	Price Plaza Shopping Center, a multi-tenant income property located in Katy, Texas for a purchase price of $39.1 million, or a total acquisition cost of $39.2 million including capitalized acquisition costs. Price Plaza Shopping Center comprises 205,813 square feet, was 95% leased at acquisition, and had a weighted average remaining lease term of 5.7 years at acquisition. In connection with the acquisition of Price Plaza Shopping Center, the company assumed a $17.8 million fixed-rate mortgage note, as further discussed in Note 16, “Long-Term Debt.”
●	Madison Yards, a multi-tenant grocery-anchored income property located in Atlanta, Georgia for a purchase price of $80.2 million, or a total acquisition cost of $80.5 million including capitalized acquisition costs. Madison Yards comprises 162,500 square feet, was 98% leased at acquisition, and had a weighted average remaining lease term of 10.4 years at acquisition.

Of the aggregate $119.7 million total acquisition cost, $35.4 million was allocated to land, $65.9 million was allocated to buildings and improvements, and $19.7 million was allocated to intangible assets pertaining to the in-place lease value, leasing costs, and above market lease value and $1.3 million was allocated to intangible liabilities for the below market lease value. The amortization period for the intangible assets and liabilities was 9.0 years at acquisition.

2022 Dispositions. During the nine months ended September 30, 2022, the Company sold six income properties, including (i) Party City, a single-tenant income property located in Oceanside, New York for $6.9 million, (ii) the Carpenter Hotel ground lease, a single-tenant income property located in Austin, Texas, which was recorded as a commercial loan investment prior to its disposition, for $17.1 million, (iii) the multi-tenant Westland Gateway Plaza located in Hialeah, Florida, which was recorded as a commercial loan investment prior to its disposition, for $22.2 million, (iv) Chuy’s, a single-tenant property, located in Jacksonville, Florida for $5.8 million, (v) Firebirds, a single-tenant property, located in Jacksonville, Florida for $5.5 million, and (vi) 245 Riverside, a multi-tenant office income property located in Jacksonville, Florida for $23.6 million. The sale of these six properties reflect a total disposition volume of $81.1 million, resulting in aggregate gains of $4.7 million.

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

2021 Dispositions. During the nine months ended September 30, 2021, the Company disposed of one multi-tenant income property and 13 single-tenant income properties, including (i) World of Beer/Fuzzy’s Taco Shop, a multi-tenant income property located in Brandon, Florida for $2.3 million, (ii) Moe’s Southwest Grill, a single-tenant income property located in Jacksonville, Florida for $2.5 million, (iii) Burlington, a single-tenant income property located in North Richland Hills, Texas for $11.5 million, (iv) Staples, a single-tenant income property located in Sarasota, Florida for $4.7 million, (v) the CMBS Portfolio, sold to PINE, consisting of six single-tenant income properties for $44.5 million, (vi) Chick-fil-A, a single-tenant property, located in Chandler, Arizona for $2.9 million, (vii) JPMorgan Chase Bank, a single-tenant property, located in Chandler, Arizona for $4.7 million, (viii) Fogo De Chao, a single-tenant property, located in Jacksonville, Florida for $4.7 million, and (ix) Wells Fargo, a single-tenant office income property located in Raleigh, North Carolina for $63.0 million. The sale of the properties reflect a total disposition volume of $140.8 million, resulting in aggregate gains of $28.0 million.

NOTE 4. COMMERCIAL LOANS AND INVESTMENTS

Our investments in commercial loans or similarly structured investments, such as preferred equity, mezzanine loans or other subordinated debt, have been and are expected to continue to be secured by real estate or the borrower’s pledge of its ownership interest in the entity that owns the real estate. The investments are associated with commercial real estate located in the United States and its territories, and are current or performing with either a fixed or floating rate. Some of these loans may be syndicated in either a pari-passu or senior/subordinated structure. Commercial first mortgage loans generally provide for a higher recovery rate due to their senior position in the underlying collateral. Commercial mezzanine loans are typically secured by a pledge of the borrower’s equity ownership in the underlying commercial real estate. Unlike a mortgage, a mezzanine loan is not secured by a lien on the property. An investor’s rights in a mezzanine loan are usually governed by an intercreditor agreement that provides holders with the rights to cure defaults and exercise control on certain decisions of any senior debt secured by the same commercial property.

2022 Activity. On January 26, 2022, the Company originated a construction loan secured by the property and improvements to be constructed thereon for the second phase of The Exchange at Gwinnett project located in Buford, Georgia for $8.7 million. The construction loan matures on January 26, 2024, has a one-year extension option, bears a fixed interest rate of 7.25%, and requires payments of interest only prior to maturity. At closing, an origination fee of $0.1 million was received by the Company. Funding of the loan occurs as the borrower completes the underlying construction. As of September 30, 2022, the Company had funded $0.3 million to the borrower, leaving a remaining commitment of $8.4 million to the borrower.

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

On April 29, 2022, the Company originated a construction loan secured by the property and improvements to be constructed thereon for the WaterStar Residential and Retail project located in Kissimmee, Florida for $19.0 million. The construction loan matures on August 31, 2022, bears a fixed interest rate of 8.00%, and requires payments of interest only prior to maturity. At closing, an origination fee of $0.1 million was received by the Company. Funding of the loan will occur as the borrower completes the underlying construction. As of September 30, 2022, the Company had funded $19.0 million to the borrower, leaving no remaining commitment. The Borrower repaid $4.8 million of the construction loan principal balance as of September 30, 2022, leaving an outstanding balance of $14.2 million. Effective August 29, 2022, the Company entered into an agreement to extend the maturity date to November 1, 2022 at a fixed interest rate of 12.00%.

On May 9, 2022, the Company originated an improvement loan for a tenant at the Ashford Lane property located in Atlanta, Georgia for $1.5 million. The improvement loan matures on April 30, 2025, bears a fixed interest rate of 12.00%, until the location is open at which time the fixed interest rate will be 10.00%, and requires payments of interest only prior to maturity. Funding of the loan will occur as the borrower completes the underlying improvements. As of September 30, 2022, the Company had funded $1.1 million to the borrower, leaving a remaining commitment of $0.4 million.

On July 28, 2022, the Company sold the Westland Gateway Plaza located in Hialeah, Florida for $22.2 million. The lease with Westland Gateway Plaza included a tenant purchase option. Pursuant to FASB ASC Topic 842, Leases, the initial $21.1 million investment was recorded in the consolidated balance sheets as a commercial loan investment at the time of acquisition. The carrying value at the time of sale totaled $21.2 million.

The Company’s commercial loans and investments were comprised of the following at September 30, 2022 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Mortgage Note – 4311 Maple Avenue – Dallas, TX	October 2020	April 2023	400	400	395	7.50%
Mortgage Note – 110 N Beach Street – Daytona Beach, FL	June 2021	December 2022	364	364	364	10.00%
Construction Loan – The Exchange At Gwinnett – Buford, GA	January 2022	January 2024	8,700	324	266	7.25%
Preferred Investment - Watters Creek – Allen, TX	April 2022	April 2025	30,000	30,000	29,874	8.50%
Construction Loan - WaterStar – Kissimmee, FL	April 2022	November 2022	19,000	14,249	14,249	12.00%
Improvement Loan - Ashford Lane – Atlanta, GA	May 2022	April 2025	1,500	1,053	1,053	12.00%
			$59,964	$46,390	$46,201

The Company’s commercial loans and investments were comprised of the following at December 31, 2021 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Carpenter Hotel – 400 Josephine Street, Austin, TX	July 2019	N/A	$16,250	$16,250	$17,189	N/A
Westland Gateway Plaza – Hialeah, FL	September 2020	N/A	21,085	21,085	21,148	N/A
Mortgage Note – 4311 Maple Avenue – Dallas, TX	October 2020	April 2023	400	400	394	7.50%
Mortgage Note – 110 N Beach Street – Daytona Beach, FL	June 2021	December 2022	364	364	364	10.00%
			$38,099	$38,099	$39,095

The carrying value of the commercial loans and investments portfolio at September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
Current Face Amount	$46,390	$38,099
Imputed Interest over Rent Payments Received	—	1,002
Unaccreted Origination Fees	(185)	(2)
CECL Reserve	(4)	(4)
Total Commercial Loans and Investments	$46,201	$39,095

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

During the three and nine months ended September 30, 2022, the Company earned management fee revenue from PINE totaling $0.9 million and $2.8 million, respectively. Dividend income for the three and nine months ended September 30, 2022 totaled $0.6 million and $1.7 million, respectively. During the three and nine months ended September 30, 2021, the Company earned management fee revenue from PINE totaling $0.9 million and $2.3 million, respectively. Dividend income for the three and nine months ended September 30, 2021 totaled $0.5 million and $1.5 million, respectively. Management fee revenue from PINE, included in management services, and dividend income, included in investment and other income (loss), are reflected in the accompanying consolidated statements of operations.

The following table represents amounts due (to) from PINE as of September 30, 2022 and December 31, 2021 which are included in other assets on the consolidated balance sheets (in thousands):

	As of
Description	September 30, 2022	December 31, 2021
Management Services Fee due From PINE	$951	$913
Dividend Receivable	369	330
Other	(139)	410
Total	$1,181	$1,653

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

On October 26, 2021, the Board authorized the purchase by the Company of up to $5.0 million in shares of common stock of PINE, at a weighted average price not to exceed $17.75 per share. On February 17, 2022, the Board authorized an increase in the weighted average purchase price of common stock of PINE to an amount not to exceed $18.50 per share. During the three months ended September 30, 2022, the Company purchased 26,355 shares of PINE common stock on the open market for a total of $0.5 million, or an average price of $17.28 per share. During the nine months ended September 30, 2022, the Company purchased 126,133 shares of PINE common stock on the open market for a total of $2.3 million, or an average price of $17.83 per share. During the year ended December 31, 2021, the Company purchased 8,088 shares of PINE common stock on the open market for a total of $0.1 million, or an average price of $17.65 per share. As of September 30, 2022, CTO owns, in the aggregate, 1,223,854 OP Units and 950,011 shares of PINE common stock, representing an investment totaling $35.3 million, or 16.0% of PINE’s outstanding equity.

During the nine months ended September 30, 2022, PINE exercised its right, pursuant to an Exclusivity and Right of First Offer Agreement between the Company and PINE (the “ROFO Agreement”), to purchase one single-tenant income property from the Company for a purchase price of $6.9 million, which sale was completed on January 7, 2022. During the year ended December 31, 2021, PINE exercised its right to purchase the following properties from the Company pursuant to the ROFO Agreement: (i) a portfolio of six net leased properties (the “CMBS Portfolio”) for an aggregate purchase price of $44.5 million, and (ii) one single-tenant income property for a purchase price of $11.5 million. In connection with the sale of the CMBS Portfolio, PINE assumed the related $30.0 million mortgage note payable which resulted in a loss on the extinguishment of debt of $0.5 million due to the write off of unamortized debt issuance costs.

Land JV. Prior to the Land JV Sale on December 10, 2021, pursuant to the terms of the operating agreement for the Land JV, the initial amount of the management fee was $20,000 per month. The management fee was evaluated quarterly and as land sales occurred in the Land JV, the basis for the Company’s management fee was reduced as the management fee was based on the value of real property that remained in the Land JV. The monthly management fee as of September 30, 2021 was $10,000 per month. During the three and nine months ended September 30, 2021, the Company earned management fee revenue from the Land JV totaling $0.03 million and $0.09 million which is included in management fee income in the accompanying consolidated statements of operations and was collected in full during the period earned. As a result of the Land JV Sale, no management fee revenues were earned during the three and nine months ended September 30, 2022.

NOTE 6. REAL ESTATE OPERATIONS

Real Estate Operations

Land and development costs at September 30, 2022 and December 31, 2021 were as follows (in thousands):

	As of
	September 30, 2022	December 31, 2021
Land and Development Costs	$358	$358
Subsurface Interests	327	334
Total Land and Development Costs	$685	$692

Subsurface Interests. As of September 30, 2022, the Company owns 355,000 acres of Subsurface Interests. The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. The Company’s subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage, which revenues are included within real estate operations in the consolidated statements of operations. During the three and nine months ended September 30, 2022, the Company sold subsurface oil, gas, and mineral rights of 1,500 acres for a sales price of $0.7 million and 14,582 acres for a sales price of $1.6 million, respectively. During the three and nine months ended September 30, 2021, the Company sold subsurface oil, gas, and mineral rights of 4,700 acres for a sales price of $0.9 million and 39,200 acres for a sales price of $3.5 million, respectively. Revenues received from oil royalties totaled $0.03 million during the nine months ended September 30, 2022 and 2021.

The Company is not prohibited from selling any or all of its Subsurface Interests. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee typically based on a percentage of the surface value. Should the Company complete a transaction to sell all or a portion of its Subsurface Interests or complete a release transaction, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments including income-producing properties. Cash payments for the release of surface entry rights totaled $0.2 million and $0.1 million during the nine months ended September 30, 2022 and 2021, respectively.

Mitigation Credits. The Company owns mitigation credits and mitigation credit rights with an aggregate cost basis of $22.8 million and $24.7 million as of September 30, 2022 and December 31, 2021, respectively. During the three months ended September 30, 2021, the Company completed the Interest Purchase, hereinafter defined in Note 7, “Investment in Joint Ventures”. As a result of the Interest Purchase, as of September 30, 2021, the Company owns 100% of the Mitigation Bank, and therefore its underlying assets, which includes an inventory of mitigation credits. Certain of the mitigation credits are currently available for sale with the remainder to become available as they are released to the Mitigation Bank by the applicable state and federal authorities pursuant to the completion of phases of the approved mitigation plans (“Mitigation Credit Rights”). At the time of the Interest Purchase on September 30, 2021, the Company’s cost basis in the newly acquired mitigation credits and Mitigation Credit Rights totaled $0.9 million and $21.6 million, respectively, which is comprised of (i) $15.6 million of the $18.0 million Interest Purchase allocated to the mitigation credit assets and (ii) the $6.9 million previously recorded value of the retained interest in the entity that owns the Mitigation Bank. During the nine months ended September 30, 2022, 15.62 credits were released to the Mitigation Bank.

Revenues and the cost of sales of mitigation credit sales are reported as revenues from, and direct costs of, real estate operations, respectively, in the consolidated statements of operations. During the nine months ended September 30, 2022, 26.62 credits were sold for an aggregate $2.6 million and related cost of sales of $1.7 million. During the nine months ended September 30, 2021, the Company sold mitigation credits for proceeds of $0.2 million with a cost basis of $0.1 million.

NOTE 7. INVESTMENT IN JOINT VENTURES

The Company had no investments in joint ventures as of September 30, 2022 or December 31, 2021.

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

The following table provides summarized financial information of the Land JV for the three and nine months ended September 30, 2021 (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Revenues	$1,012	$1,033
Direct Cost of Revenues	(62)	(187)
Operating Income	$950	$846
Other Operating Expenses	(87)	(235)
Net Income	$863	$611

The Company’s share of the Land JV’s net loss was zero for the three and nine months ended September 30, 2021. Pursuant to ASC 323, certain adjustments are made when calculating the Company’s share of net income of the Land JV, including adjustments required to reflect the investor’s share of changes in investee’s capital to reflect distributions from the Land JV. Additionally, basis differences are also considered. The Company recorded the initial retained interest in the Land JV of $48.9 million at the estimated fair market value based on the relationship of the $97.0 million sales price of the 66.5% equity interest to the 33.5% retained interest. The Land JV recorded the assets contributed by the Company at carry-over basis pursuant to ASC 845 which states that transfers of nonmonetary assets should typically be recorded at the transferor’s historical cost basis. Accordingly, the Company’s basis difference in the 33.5% retained equity interest was evaluated each quarter upon determining the Company’s share of the Land JV’s net income (loss). As a result of the Land JV Sale, the liquidation of the Land JV’s assets, and the dissolution of the underlying entities, such evaluation was no longer required subsequent to December 31, 2021.

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

The following table provides summarized financial information of the Mitigation Bank JV for the three and nine months ended September 30, 2021 (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Revenues	$408	$512
Direct Cost of Revenues	(9)	(16)
Operating Income	$399	$496
Other Operating Expenses	(49)	(162)
Net Income	$350	$334

The Company’s share of the Mitigation Bank JV’s net loss was zero for the three and nine months ended September 30, 2021. Pursuant to ASC 323, certain adjustments are made when calculating the Company’s share of net income, including adjustments required to reflect the investor’s share of changes in investee’s capital to reflect distributions from the Mitigation Bank JV. Additionally, basis differences are also considered. The Company recorded the initial retained interest in the Mitigation Bank JV of $6.8 million in June 2018 at the estimated fair market value based on the relationship of the $15.3 million sales price of the 70% equity interest to the 30% retained interest. The Mitigation Bank JV recorded the assets contributed by the Company at carry-over basis pursuant to ASC 845 which states that transfers of nonmonetary assets should typically be recorded at the transferor’s historical cost basis. Accordingly, the Company’s basis difference in the 30% retained equity interest was evaluated each quarter upon determining the Company’s share of the Mitigation Bank JV’s net income (loss). As a result of the Interest Purchase, such evaluation was no longer required subsequent to December 31, 2021.

NOTE 8. INVESTMENT SECURITIES

As of September 30, 2022, the Company owns, in the aggregate and on a fully diluted basis, 2.17 million shares of PINE, or 16.0% of PINE’s total shares outstanding for an investment value of $35.3 million, which total includes 1.2 million OP Units, or 9.0%, which the Company received in exchange for the contribution of certain income properties to the PINE Operating Partnership, in addition to 950,011 shares of common stock owned by the Company, or 8.0%. The Company has elected the fair value option related to the aggregate investment in securities of PINE pursuant to ASC 825, otherwise such investments would have been accounted for under the equity method.

The Company calculates the unrealized gain or loss based on the closing stock price of PINE at each respective balance sheet date. The unrealized, non-cash gains and losses resulting from the changes in the closing stock price of PINE are included in investment and other income (loss) in the consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021.

The Company’s available-for-sale securities as of September 30, 2022 and December 31, 2021 are summarized below (in thousands):

	Cost	Unrealized Gains in Investment Income	Unrealized Losses in Investment Income	Estimated Fair Value (Level 1 Inputs)
September 30, 2022
Common Stock	$17,896	$—	$(2,487)	$15,409
Operating Units	23,253	—	(3,402)	19,851
Total Equity Securities	41,149	—	(5,889)	35,260
Total Available-for-Sale Securities	$41,149	$—	$(5,889)	$35,260

December 31, 2021
Common Stock	$15,643	$868	$—	$16,511
Operating Units	23,253	1,273	—	24,526
Total Equity Securities	38,896	2,141	—	41,037
Total Available-for-Sale Securities	$38,896	$2,141	$—	$41,037

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$9,532	$9,532	$8,615	$8,615
Restricted Cash - Level 1	$37,292	$37,292	$22,734	$22,734
Commercial Loans and Investments - Level 2	$46,201	$47,627	$39,095	$39,109
Long-Term Debt - Level 2	$370,248	$363,740	$278,273	$288,000

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

The following table presents the fair value of assets measured on a recurring basis by level as of September 30, 2022 and December 31, 2021 (in thousands). See Note 17, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
Cash Flow Hedge - 2026 Term Loan Interest Rate Swap	$5,017	$—	$5,017	$—
Cash Flow Hedge - 2026 Term Loan Interest Rate Swap	$1,570	$—	$1,570	$—
Cash Flow Hedge - 2027 Term Loan Interest Rate Swap	$11,055	$—	$11,055	$—
Cash Flow Hedge - 2028 Term Loan Interest Rate Swap	$(192)	$—	$(192)	$—
Investment Securities	$35,260	$35,260	$—	$—
December 31, 2021
Cash Flow Hedge - 2026 Term Loan Interest Rate Swap	$727	$—	$727	$—
Cash Flow Hedge - 2026 Term Loan Interest Rate Swap	$240	$—	$240	$—
Cash Flow Hedge - 2027 Term Loan Interest Rate Swap	$550	$—	$550	$—
Investment Securities	$41,037	$41,037	$—	$—

No assets were measured on a non-recurring basis as of September 30, 2022 or December 31, 2021.

NOTE 10. INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	As of
	September 30, 2022	December 31, 2021
Intangible Lease Assets:
Value of In-Place Leases	$69,642	$59,293
Value of Above Market In-Place Leases	24,640	23,216
Value of Intangible Leasing Costs	20,550	18,456
Sub-total Intangible Lease Assets	114,832	100,965
Accumulated Amortization	(27,161)	(21,473)
Sub-total Intangible Lease Assets—Net	87,671	79,492
Intangible Lease Liabilities (Included in Accrued and Other Liabilities):
Value of Below Market In-Place Leases	(8,057)	(6,942)
Sub-total Intangible Lease Liabilities	(8,057)	(6,942)
Accumulated Amortization	2,062	1,341
Sub-total Intangible Lease Liabilities—Net	(5,995)	(5,601)
Total Intangible Assets and Liabilities—Net	$81,676	$73,891

The following table reflects the net amortization of intangible assets and liabilities during the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Amortization Expense	$3,076	$2,275	$8,605	$6,037
Accretion to Income Properties Revenue	507	(86)	1,485	(820)
Net Amortization of Intangible Assets and Liabilities	$3,583	$2,189	$10,090	$5,217

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Amount	Future Accretion to Income Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
Remainder of 2022	$3,063	$513	$3,576
2023	12,218	2,080	14,298
2024	12,005	2,126	14,131
2025	10,161	2,204	12,365
2026	8,498	1,920	10,418
2027	8,223	1,597	9,820
2028 and Thereafter	14,257	2,811	17,068
Total	$68,425	$13,251	$81,676

As of September 30, 2022, the weighted average amortization period of total intangible assets and liabilities was 6.5 years and 9.8 years, respectively.

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

There were no impairment charges on the Company’s income property portfolio during the three or nine months ended September 30, 2022. The $16.5 million impairment charge recognized during the nine months ended September 30, 2021 was related to the Company’s previously held retained interest in the Land JV as a result of the estimated proceeds to be received in connection with the contract entered into with Timberline Acquisition Partners, an affiliate of Timberline Real Estate Partners (“Timberline”). The sale to Timberline closed on December 10, 2021.

NOTE 12. OTHER ASSETS

Other assets consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	As of
	September 30, 2022	December 31, 2021
Income Property Tenant Receivables, Net of Allowance for Doubtful Accounts (1)	$1,634	$885
Income Property Straight-line Rent Adjustment and COVID-19 Deferral Balance	5,718	5,180
Operating Leases - Right-of-Use Asset	95	168
Golf Rounds Surcharge	240	338
Cash Flow Hedge - Interest Rate Swap	17,642	1,543
Infrastructure Reimbursement Receivables	1,101	1,080
Prepaid Expenses, Deposits, and Other	8,792	3,526
Due from Alpine Income Property Trust, Inc.	1,181	1,653
Financing Costs, Net of Accumulated Amortization	2,133	524
Total Other Assets	$38,536	$14,897
(1)	Includes a $1.3 million and $0.5 million allowance for doubtful accounts as of September 30, 2022 and December 31, 2021, respectively.

Income Property Straight-Line Rent Adjustment. As of September 30, 2022 and December 31, 2021, the straight-line rent adjustment includes a balance of $0.1 million of deferred rent related to the COVID-19 Pandemic. Pursuant to the interpretive guidance issued by the FASB in April 2020 on lease modifications, for leases in which deferred rent agreements were reached, the Company has continued to account for the lease concessions by recognizing the normal straight-line rental income and as the deferred rents are repaid by the tenant, the straight-line receivable will be reduced.

Infrastructure Reimbursement Receivables. As of September 30, 2022 and December 31, 2021, the infrastructure reimbursement receivables were all related to the land sales within the Tomoka Town Center. The balance as of September 30, 2022 consisted of $0.8 million due from Tanger for infrastructure reimbursement to be repaid in five remaining annual installments of approximately $0.2 million each, net of a discount of $0.08 million, and $0.3 million due from Sam’s Club for infrastructure reimbursement to be repaid in three remaining annual installments of $0.1 million each, net of a discount of $0.02 million.

Prepaid Expenses, Deposits, and Other. As of September 30, 2022, the $8.8 million of prepaid expenses, deposits, and other included $4.7 million of earnest money deposits related to the acquisition of West Broad Village which closed on  October 14, 2022 as further described in Note 25. “Subsequent Events”.

NOTE 13. EQUITY

STOCK SPLIT

On April 27, 2022, the Company announced that its Board of Directors approved a three-for-one stock split of the Company’s common stock to be effected in the form of a stock dividend. Each stockholder of record at the close of business on June 27, 2022 (the “Record Date”), received two additional shares of the Company’s common stock for each share held as of the Record Date. The new shares were distributed after the market closed on June 30, 2022. The Company’s stock began trading at the post-split price on July 1, 2022. Pursuant to FASB ASC Topic 505, Equity, the Company has adjusted the computations of basic and diluted earnings per share retroactively for all periods presented. Similarly, the Company has retroactively updated the disclosures in each prior period presented to conform to the split-adjusted dividend amount, for per share amounts including but not limited to dividends declared, stock-based compensation shares outstanding, ATM program activity, and share repurchases.

SHELF REGISTRATION

On April 1, 2021, the Company filed a shelf registration statement on Form S-3, relating to the registration and potential issuance of its common stock, preferred stock, debt securities, warrants, rights, and units with a maximum aggregate offering price of up to $350.0 million. The Securities and Exchange Commission declared the Form S-3 effective on April 19, 2021. On October 11, 2022, the Company filed a new shelf registration statement on Form S-3 (File No. 333-267819). See Note 25, “Subsequent Events”.

ATM PROGRAM

On April 30, 2021, the Company implemented a $150.0 million “at-the-market” equity offering program (the “ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock.  During the three months ended September 30, 2022, the Company sold 565,687 shares under the ATM Program for gross proceeds of $12.5 million at a weighted average price of $22.02 per share, generating net proceeds of $12.3 million after deducting transaction fees totaling less than $0.2 million. During the nine months ended September 30, 2022, the Company sold 961,261 shares under the ATM Program for gross proceeds of $21.1 million at a weighted average price of $21.99 per share, generating net proceeds of $20.8 million after deducting transaction fees totaling $0.3 million.

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

The following table outlines dividends declared and paid for each issuance of CTO’s stock during the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Series A Preferred Stock
Dividends	$1,195	$1,129	$3,586	$1,129
Per Share	$0.40	$0.3763	$1.20	$0.3763

Common Stock
Dividends	$7,095	$5,904	$20,292	$17,700
Per Share	$0.38	$0.33	$1.11	$1.00

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

The following is a reconciliation of basic and diluted earnings per common share for each of the periods presented (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Basic and Diluted Earnings:
Net Income Attributable to Common Stockholders, Used in Basic EPS	$3,622	$22,818	$2,651	$26,879
Add Back: Effect of Dilutive Interest Related to 2025 Notes (1)	539	—	—	—
Net Income Attributable to Common Stockholders, Used in Diluted EPS	4,161	22,818	2,651	26,879

Basic and Diluted Shares:
Weighted Average Shares Outstanding, Basic	18,386,435	17,703,284	18,044,299	17,678,701
Common Shares Applicable to Dilutive Effect of 2025 Notes (2)	3,119,025	—	—	—
Weighted Average Shares Outstanding, Diluted	21,505,460	17,703,284	18,044,299	17,678,701

Per Share Information:
Net Income Attributable to Common Stockholders
Basic	$0.20	$1.29	$0.15	$1.52
Diluted	$0.19	$1.29	$0.15	$1.52

(1)

As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in net income or loss that would result from the assumed conversion of the 2025 Notes (hereinafter defined). For the three months ended September 30 2022, a total of $0.5 million was included as the impact to earnings per share, if-converted, is dilutive. For the nine months ended September 30, 2022, the impact of $1.6 million was not included as the impact to earnings per share, if-converted, would be antidilutive to the net income of $2.6 million.

(2)

A total of 3.1 million shares representing the dilutive impact of the 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, were included in the computation of diluted net income per share attributable to common stockholders for the three months ended September 30, 2022. A total of 3.1 million shares representing the dilutive impact of the 2025 Notes, were not included in the computation of diluted net income per share attributable to common stockholders for the nine months ended September 30, 2022 because they were antidilutive to the net income of $2.6 million.

There were no potentially dilutive securities for the three and nine months ended September 30, 2022 or 2021 related to the Company’s stock options and restricted stock. The effect of 68,269 potentially dilutive stock options and restricted stock units were not included for the nine months ended September 30, 2022, as the effect would be anti-dilutive.

Effective January 1, 2022, the Company adopted ASU 2020-06 whereby diluted EPS includes the dilutive impact, if any, of the 2025 Notes (hereinafter defined) using the if-converted method, irrespective of intended cash settlement. The Company intends to settle its 3.875% Convertible Senior Notes due 2025 (the “2025 Notes”) in cash upon conversion with any excess conversion value to be settled in shares of our common stock. The Company elected, upon adoption, to utilize the modified retrospective approach, negating the required restatement of EPS for periods prior to adoption. The Company overcame the presumption of share settlement prior to the adoption of ASU 2020-06, and therefore, there was no dilutive impact for the year ended December 31, 2021. The effect of 3.1 million potentially dilutive 2025 Notes, if-converted, were not included for the nine months ended September 30, 2022, as the effect would be anti-dilutive.

NOTE 15. SHARE REPURCHASES

In February 2020, the Company’s Board approved a $10.0 million stock repurchase program (the “$10.0 Million Repurchase Program”). During the year ended December 31, 2020, the Company repurchased 88,565 shares of its common stock on the open market for a total cost of $4.1 million, or an average price per share of $46.29. During the year ended December 31, 2021, the Company repurchased 40,553 shares of its common stock on the open market for a total cost of $2.2 million, or an average price per share of $54.48. During the nine months ended September 30, 2022, the Company repurchased 145,724 shares of its common stock on the open market for a total cost of $2.8 million, or an average price per share of $19.15. There were no repurchases of the Company’s common stock during the nine months ended September 30, 2021. The $10.0 Million Repurchase Program has $0.9 million remaining and does not have an expiration date.

NOTE 16. LONG-TERM DEBT

As of September 30, 2022, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt	Maturity Date	Interest Rate
Credit Facility	$38,500	January 2027	30-day SOFR + 0.10% + [1.25% - 2.20%]
2026 Term Loan (1)	65,000	March 2026	30-day SOFR + 0.10% + [1.25% - 2.20%]
2027 Term Loan (2)	100,000	January 2027	30-day SOFR + 0.10% + [1.25% - 2.20%]
2028 Term Loan (3)	100,000	January 2028	30-day SOFR + 0.10% + [1.20% - 2.15%]
3.875% Convertible Senior Notes due 2025	51,034	April 2025	3.875%
Mortgage Note Payable	17,800	August 2026	4.060%
Total Long-Term Face Value Debt	$372,334

(1)      The Company utilized interest rate swaps on the $65.0 million 2026 Term Loan balance to fix SOFR and achieve a weighted average fixed swap rate of 0.26% plus the 10 bps SOFR adjustment plus the applicable spread.

(2)	The Company utilized interest rate swaps on the $100.0 million 2027 Term Loan balance to fix SOFR and achieve a fixed swap rate of 0.64% plus the 10 bps SOFR adjustment plus the applicable spread.
(3)

The Company entered into interest rate swaps on the $100.0 million 2028 Term Loan balance to fix SOFR and achieve a weighted average fixed swap rate of 3.78% plus the 10 bps SOFR adjustment plus the applicable spread.

Credit Facility. The Credit Facility, with Bank of Montreal (“BMO”) as the administrative agent for the lenders thereunder, is unsecured with regard to our income property portfolio but is guaranteed by certain wholly owned subsidiaries of the Company. The Credit Facility bank group is led by BMO and also includes Truist Bank and Wells Fargo. On September 7, 2017, the Company executed the second amendment and restatement of the Credit Facility (the “2017 Amended Credit Facility”). As a result of the March 2021 Revolver Amendment and the Eighth Amendment, both as defined below, The Huntington National Bank, PNC Bank, National Association, and Regions Bank, were added as lenders to the Company’s Credit Facility.

On May 24, 2019, the Company executed the second amendment to the 2017 Amended Credit Facility (the “May 2019 Revolver Amendment”). As a result of the May 2019 Revolver Amendment, the Credit Facility had a total borrowing capacity of $200.0 million with the ability to increase that capacity up to $300.0 million during the term, subject to lender approval. The Credit Facility provides the lenders with a security interest in the equity of the Company subsidiaries that own the properties included in the borrowing base. The indebtedness outstanding under the Credit Facility accrues interest at a rate ranging from SOFR plus 0.10% plus 125 basis points to SOFR plus 0.10% plus 220 basis points based on the total balance outstanding under the Credit Facility as a percentage of the total asset value of the Company, as defined in the 2017 Amended Credit Facility, as amended by the Eighth Amendment. The Credit Facility also accrues a fee of 15 to 25 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity. Pursuant to the Eighth Amendment, the Credit Facility matures on January 31, 2027, with the ability to extend the term for 1 year.

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

On September 20, 2022, the Company entered into an Eighth Amendment to the 2017 Amended Credit Facility (the “Eighth Amendment”), which includes among other things: (i) the origination of a new Term Loan, as defined in the Credit Agreement, in the amount of $100.0 million, (ii) the increase of Revolving Credit Commitments, as defined in the Credit Agreement, up to $300.0 million, (iii) an accordion option that allows the Company to request additional revolving loan commitments and additional term loan commitments, provided, (i) the aggregate amount of revolving loan commitments shall not exceed $750,000,000 and (ii) the aggregate amount of term loan commitments shall not exceed $500,000,000, (iv) an extension of the Revolving Credit Termination Date, as defined in the Credit Agreement, from May 24, 2023 to January 31, 2027, (v) a sustainability-linked pricing component pursuant to which the Company will receive interest rate reductions based on its performance against certain sustainability performance targets, (vi) the release of the Pledge Collateral, as defined in the Eighth Amendment, and (vii) the joinder of PNC Bank, National Association (“PNC”) as a Term Loan Lender, as defined in the Credit Agreement, and PNC and Regions Bank as Revolving Lenders, as defined in the Credit Agreement.

At September 30, 2022, the current commitment level under the Credit Facility was $300.0 million. The undrawn commitment under the Credit Facility totaled $261.5 million. As of September 30, 2022, the Credit Facility had a $38.5 million balance outstanding.

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

During the year ended December 31, 2020, the Company repurchased $12.5 million aggregate principal amount of 2025 Notes at a $2.6 million discount, resulting in a gain on extinguishment of debt of $1.1 million. During the year ended December 31, 2021, the Company repurchased $11.4 million aggregate principal amount of 2025 Notes at a $1.6 million premium, resulting in a loss on extinguishment of debt of $2.9 million. Following these repurchases, $51.0 million aggregate principal amount of the 2025 Notes remains outstanding at September 30, 2022.

The 2025 Notes represent senior unsecured obligations of the Company and pay interest semi-annually in arrears on each April 15th and October 15th, commencing on April 15, 2020, at a rate of 3.875% per annum. The 2025 Notes mature on April 15, 2025 and may not be redeemed by the Company prior to the maturity date. The conversion rate for the 2025

Notes was initially 12.7910 shares of the Company’s common stock per $1,000 of principal of the 2025 Notes (equivalent to an initial conversion price of $78.18 per share of the Company’s common stock). The initial conversion price of the 2025 Notes represented a premium of 20% to the $65.15 closing sale price of the Company’s common stock on the NYSE American on January 29, 2020. If the Company’s Board increases the quarterly dividend above the $0.13 per share in place at issuance, the conversion rate is adjusted with each such increase in the quarterly dividend amount. After effectuating the conversion rate for the three-for-one stock split effective July 1, 2022, and after the third quarter 2022 dividend, the conversion rate is equal to 61.1166 shares of common stock for each $1,000 principal amount of 2025 Notes, which represents an adjusted conversion price of $16.36 per share of common stock. At the maturity date, the 2025 Notes are convertible into cash, common stock or a combination thereof, subject to various conditions, at the Company’s option. Should certain corporate transactions or events occur prior to the stated maturity date, the Company will increase the conversion rate for a holder that elects to convert its 2025 Notes in connection with such corporate transaction or event.

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

As of September 30, 2022, the unamortized debt discount of our 2025 Notes was $0.4 million, which represents the cash component of the discount.

Long-term debt consisted of the following (in thousands):

	September 30, 2022		December 31, 2021
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$38,500	$—	$67,000	$—
2026 Term Loan	65,000	—	65,000	—
2027 Term Loan	100,000	—	100,000	—
2028 Term Loan	100,000	—	—	—
3.875% Convertible Senior Notes, net of Discount	50,630	—	47,469	—
Mortgage Note Payable	17,800	—	—
Financing Costs, net of Accumulated Amortization	(1,682)	—	(1,196)	—
Total Long-Term Debt	$370,248	$—	$278,273	$—

Payments applicable to reduction of principal amounts as of September 30, 2022 will be required as follows (in thousands):

As of September 30, 2022	Amount
Remainder of 2022	$—
2023	—
2024	—
2025	51,034
2026	121,300
2027	100,000
2028 and Thereafter	100,000
Total Long-Term Debt - Face Value	$372,334

The carrying value of long-term debt as of September 30, 2022 consisted of the following (in thousands):

Total
Current Face Amount	$372,334
Unamortized Discount on Convertible Debt	(404)
Financing Costs, net of Accumulated Amortization	(1,682)
Total Long-Term Debt	$370,248

In addition to the $1.7 million of financing costs, net of accumulated amortization included in the table above, as of September 30, 2022, the Company also had financing costs, net of accumulated amortization related to the Credit Facility of $2.1 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the Company’s accompanying consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest Expense	$2,819	$1,544	$6,552	$5,456
Amortization of Deferred Financing Costs	178	120	515	444
Amortization of Discount on Convertible Notes	40	322	149	951
Total Interest Expense	$3,037	$1,986	$7,216	$6,851

Total Interest Paid (1)	$2,107	$964	$5,785	$4,986
(1)	Includes capitalized interest of $0.1 million during the three and nine months ended September 30, 2022, with no interest capitalized during the three and nine months ended September 30, 2021.

The Company was in compliance with all of its debt covenants as of September 30, 2022 and December 31, 2021.

NOTE 17. INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the three and nine months ended September 30, 2022. Accordingly, the changes in fair value on the interest rate swaps have been classified in accumulated other comprehensive income. The fair value of the interest rate swap agreements are included in other assets and accrued and other liabilities, respectively, on the consolidated balance sheets. Information related to the Company’s interest rate swap agreements are noted below (in thousands):

Hedged Item (1)	Effective Date	Maturity Date	Rate	Amount	Fair Value as of September 30, 2022
2026 Term Loan	3/10/2021	3/29/2024	0.12% + 0.10% + applicable spread	$50,000	$3,024
2026 Term Loan	3/29/2024	3/10/2026	1.44% + 0.10% + applicable spread	$50,000	$1,993
2026 Term Loan	8/31/2021	3/10/2026	0.70% + 0.10% + applicable spread	$15,000	$1,570
2027 Term Loan	11/5/2021	3/29/2024	0.64% + 0.10% + applicable spread	$100,000	$5,299
2027 Term Loan	3/29/2024	1/31/2027	1.35% + 0.10% + applicable spread	$100,000	$5,756
2028 Term Loan	9/30/2022	1/31/2028	3.78% + 0.10% + applicable spread	$50,000	$(90)
2028 Term Loan	9/30/2022	1/31/2028	3.78% + 0.10% + applicable spread	$50,000	$(102)
(1)	As of September 30, 2022, the Company converted its existing interest rate swaps from 1-month LIBOR to SOFR.

NOTE 18. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
Accrued Property Taxes	$4,194	$813
Reserve for Tenant Improvements	4,501	5,457
Tenant Security Deposits	2,192	1,942
Accrued Construction Costs	2,085	190
Accrued Interest	1,314	431
Environmental Reserve	67	81
Cash Flow Hedge - Interest Rate Swaps	192	26
Operating Leases - Liability	83	198
Other	3,521	3,983
Total Accrued and Other Liabilities	$18,149	$13,121

Reserve for Tenant Improvements. In connection with recent acquisitions, the Company received an aggregate of $7.0 million from the sellers of certain properties for tenant improvement allowances, leasing commissions and other capital improvements. These amounts are included in accrued and other liabilities on the consolidated balance sheets.  Through September 30, 2022, payments totaling $2.5 million were made, leaving a remaining reserve for tenant improvements of $4.5 million.

Environmental Reserve. During the year ended December 31, 2014, the Company accrued an environmental reserve of $0.1 million in connection with an estimate of additional costs required to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida, on which environmental remediation work had previously been performed. The Company engaged legal counsel who, in turn, engaged environmental engineers to review the site and the prior monitoring test results. During the year ended December 31, 2015, their review was completed, and the Company made an additional accrual of $0.5 million, representing the low end of the range of possible costs estimated by the engineers to be between $0.5 million and $1.0 million to resolve this matter subject to the approval of the state department of environmental protection (the “FDEP”). The FDEP issued a Remedial Action Plan Modification Approval Order (the “FDEP Approval”) in August 2016 which supports the approximate $0.5 million accrual made in 2015. The Company is implementing the remediation plan pursuant to the FDEP Approval. During the fourth quarter of 2017, the Company made an additional accrual of less than $0.1 million for the second year of monitoring as the low end of the original range of estimated costs was increased for the amount of monitoring now anticipated. Since the total accrual of $0.7 million was made, $0.6 million in costs have been incurred through September 30, 2022, leaving a remaining accrual of less than $0.1 million.

NOTE 19. DEFERRED REVENUE

Deferred revenue consisted of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
Prepaid Rent	$3,472	$3,921
Interest Reserve from Commercial Loans and Investments	1,327	—
Tenant Contributions	535	574
Other Deferred Revenue	506	10
Total Deferred Revenue	$5,840	$4,505

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

NOTE 20. STOCK-BASED COMPENSATION

SUMMARY OF STOCK-BASED COMPENSATION

A summary of share activity for all equity classified stock compensation during the nine months ended September 30, 2022, is presented below. As described in Note 13, “Equity” all share counts herein have been retroactively adjusted for the three-for-one stock split effective July 1, 2022.

Type of Award	Shares Outstanding at 1/1/2022	Granted Shares	Vested / Exercised Shares	Expired Shares	Forfeited Shares	Shares Outstanding at 9/30/22
Equity Classified - Performance Share Awards - Peer Group Market Condition Vesting	234,354	69,168	(73,275)	—	—	230,247
Equity Classified - Three Year Vest Restricted Shares	154,509	137,448	(72,465)	—	(7,413)	212,079
Equity Classified - Non-Qualified Stock Option Awards	64,623	—	(64,623)	—	—	—
Total Shares	453,486	206,616	(210,363)	—	(7,413)	442,326

Amounts recognized in the financial statements for stock-based compensation are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Total Cost of Share-Based Plans Charged Against Income Before Tax Effect	$812	$734	$2,423	$2,434

EQUITY-CLASSIFIED STOCK COMPENSATION

Performance Share Awards – Peer Group Market Condition Vesting

Performance shares have been granted to certain employees under the 2010 Plan. The performance share awards entitle the recipient to receive, upon the vesting thereof, shares of common stock of the Company equal to between 0% and 150% of the number of performance shares awarded. The number of shares of common stock ultimately received by the award recipient is determined based on the Company’s total stockholder return as compared to the total stockholder return of a certain peer group during a three-year performance period. The Company granted a total of 69,168 performance shares during the nine months ended September 30, 2022.

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

As of September 30, 2022, there was $1.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the non-vested performance share awards, which will be recognized over a remaining weighted average period of 1.8 years.

A summary of the activity for these awards during the nine months ended September 30, 2022 is presented below:

Performance Shares With Market Conditions	Shares	Wtd. Avg. Fair Value Per Share
Non-Vested at January 1, 2022	234,354	$15.67
Granted	69,168	$20.76
Vested	(73,275)	$16.76
Expired	—	—
Forfeited	—	—
Non-Vested at September 30, 2022	230,247	$16.85

Restricted Shares

Restricted shares have been granted to certain employees under the 2010 Plan. Certain of the restricted shares vest  on each of the first, second, and third anniversaries of January 28 of the applicable year provided the grantee is an employee of the Company on those dates. Certain other restricted share awards, granted on July 1, 2022, vest entirely on the third anniversary of the grant date, or July 1, 2025, provided the grantee is an employee of the Company on that date. In addition, any unvested portion of the restricted shares will vest upon a change in control. The Company granted a total of 137,448 shares of restricted Company common stock during the nine months ended September 30, 2022.

The Company’s determination of the fair value of the restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date. Compensation cost is recognized on a straight-line basis over the applicable vesting period.

As of September 30, 2022, there was $3.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the non-vested restricted share awards, which will be recognized over a remaining weighted average period of 2.2 years.

A summary of the activity for these awards during the nine months ended September 30, 2022 is presented below:

Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value Per Share
Non-Vested at January 1, 2022	154,509	$14.96
Granted	137,448	$19.72
Vested	(72,465)	$14.96
Expired	—	—
Forfeited	(7,413)	$17.01
Non-Vested at September 30, 2022	212,079	$17.97

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

A summary of the activity for these awards during the nine months ended September 30, 2022 is presented below:

Non-Qualified Stock Option Awards	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	64,623	$14.46
Granted	—	—
Exercised	(64,623)	$14.46
Expired	—	—
Forfeited	—	—
Outstanding at September 30, 2022	—	$—	—	$—
Exercisable at January 1, 2022	64,623	$14.46	3.21	$388,837
Exercisable at September 30, 2022	—	$—	—	$—

The total intrinsic value of options exercised during the nine months ended September 30, 2022 totaled $0.4 million. No unexercised options remained as of September 30, 2022.

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

During the nine months ended September 30, 2022 and 2021, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.4 million, or 21,400 shares and $0.4 million, or 26,586 shares, respectively. The expense recognized includes the Annual Award received during the first quarter of each respective year, which totaled $0.2 million during each of the nine months ended September 30, 2022 and 2021.

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

Contractual Commitments – Expenditures

The Company has committed to fund the following capital improvements. The improvements, which are related to several properties, are estimated to be generally completed within twelve months. These commitments, as of September 30, 2022, are as follows (in thousands):

As of September 30, 2022
Total Commitment (1)	$28,511
Less Amount Funded	(6,261)
Remaining Commitment	$22,250

(1)     Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

In addition, the Company is committed to fund the three construction loans as described in Note 4. Commercial Loans and Investments. The unfunded portion of the construction loans totaled $8.8 million as of September 30, 2022.

NOTE 23. BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, management services, commercial loans and investments, and real estate operations. The management services segment consists of the revenue generated from managing PINE and the Land JV, prior to the Land JV Sale. Our income property operations consist of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 78.6% and 86.0% of our identifiable assets as of September 30, 2022 and December 31, 2021, respectively, and 82.3% and 80.7% of our consolidated revenues for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, our commercial loans and investments portfolio consisted of five commercial loan investments and one preferred equity investment which is classified as a commercial loan investment. Our real estate operations consist of revenues generated from the sale of and royalty income related to our interests in subsurface oil, gas, and mineral rights, and the generation and sale of mitigation credits.

The Company evaluates segment performance based on operating income. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in different segments for the three and nine months ended September 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues:
Income Properties	$17,694	$13,734	$49,229	$36,757
Management Fee Income	951	940	2,835	2,361
Interest Income From Commercial Loans and Investments	1,323	726	3,331	2,136
Real Estate Operations	3,149	1,177	4,395	4,318
Total Revenues	$23,117	$16,577	$59,790	$45,572
Operating Income:
Income Properties	$12,579	$9,750	$35,286	$27,069
Management Fee Income	951	940	2,835	2,361
Interest Income From Commercial Loans and Investments	1,323	726	3,331	2,136
Real Estate Operations	1,488	925	2,455	3,451
General and Corporate Expense	(10,558)	(8,247)	(29,373)	(23,905)
Impairment Charges	—	—	—	(16,527)
Gain on Disposition of Assets	4,973	22,666	4,728	28,106
Loss on Extinguishment of Debt	—	—	—	(641)
Total Operating Income	$10,756	$26,760	$19,262	$22,050
Depreciation and Amortization:
Income Properties	$7,283	$5,562	$20,359	$15,413
Corporate and Other	22	5	42	15
Total Depreciation and Amortization	$7,305	$5,567	$20,401	$15,428
Capital Expenditures:
Income Properties	$83,240	$1,754	$130,674	$115,861
Commercial Loans and Investments	3,254	—	50,130	—
Corporate and Other	160	19	195	29
Total Capital Expenditures	$86,654	$1,773	$180,999	$115,890

Identifiable assets of each segment as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

	As of
	September 30, 2022	December 31, 2021
Identifiable Assets:
Income Properties	$664,482	$630,747
Management Services	1,181	1,653
Commercial Loans and Investments	46,524	39,095
Real Estate Operations	24,631	26,512
Corporate and Other	108,954	35,132
Total Assets	$845,772	$733,139

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

The management services and real estate operations segments had no capital expenditures during the three and nine months ended September 30, 2022 or 2021.

NOTE 24. ASSETS HELD FOR SALE

Assets held for sale as of December 31, 2021 are summarized below (in thousands). There were no assets held for sale as of September 30, 2022.

As of December 31, 2021
Plant, Property, and Equipment—Net	$6,016
Intangible Lease Assets—Net	704
Total Assets Held for Sale	$6,720

NOTE 25. SUBSEQUENT EVENTS

The Company reviewed all subsequent events and transactions through October 27, 2022, the date the consolidated financial statements were issued.

Property Acquisition

On October 14, 2022, the Company completed the acquisition of West Broad Village, a 392,000 square foot property located in the Short Pump submarket of Richmond, Virginia for a purchase price of $93.9 million. The purchase price represents a going-in cap rate above the range of the Company’s guidance for initial cash yields. The acquisition was funded using $35.0 million of restricted cash generated from the Company’s previously completed property dispositions, available unrestricted cash, and draws from the Company’s unsecured revolving credit facility. The acquisition was structured as a reverse like-kind exchange in order to account for possible future dispositions of income properties by the Company.

Shelf Registration

On October 11, 2022, the Company filed a shelf registration statement on Form S-3 (File No. 333-267819), relating to the registration and potential issuance of its common stock, preferred stock, debt securities, warrants, rights, and units with a maximum aggregate offering price of up to $500.0 million. The Securities and Exchange Commission declared the Form S-3 effective on October 26, 2022, at which time the offering of unsold securities under the Company’s previous shelf registration statement on Form S-3 (File No. 333-254970), declared effective by the Securities and Exchange Commission on April 19, 2021, was deemed terminated pursuant to Rule 415(a)(6) under the Securities Act of 1933, as amended.

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

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Also, when the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Management believes the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions. However, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update or revise such forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.  The risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements, include, but are not limited to, the following:

●	we are subject to risks related to the ownership of commercial real estate that could affect the performance and value of our properties;
●	our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could materially and adversely affect us;
●	competition that traditional retail tenants face from e-commerce retail sales, or the integration of brick and mortar stores with e-commerce retail operators, could adversely affect our business;
●	we operate in a highly competitive market for the acquisition of income properties and more established entities or other investors may be able to compete more effectively for acquisition opportunities than we can;
●	the loss of revenues from our income property portfolio or certain tenants would adversely impact our results of operations and cash flows;
●	our revenues include receipt of management fees and potentially incentive fees derived from our provision of management services to Alpine Income Property Trust, Inc. (“PINE”) and the loss or failure, or decline in the business or assets, of PINE could substantially reduce our revenues;
●	there are various potential conflicts of interest in our relationship with PINE, including our executive officers and/or directors who are also officers and/or directors of PINE, which could result in decisions that are not in the best interest of our stockholders;
●	a prolonged downturn in economic conditions could adversely impact our business, particularly with regard to our ability to maintain revenues from our income-producing assets;
●	a part of our investment strategy is focused on investing in commercial loans and investments which may involve credit risk;
●	we may suffer losses when a borrower defaults on a loan and the value of the underlying collateral is less than the amount due;
●	the Company’s real estate investments are generally illiquid;
●	if we are not successful in utilizing the like-kind exchange structure in deploying the proceeds from dispositions of income properties, or our like-kind exchange transactions are disqualified, we could incur significant taxes and our results of operations and cash flows could be adversely impacted;
●	the Company may be unable to obtain debt or equity capital on favorable terms, if at all, or additional borrowings may impact our liquidity or ability to monetize any assets securing such borrowings;
●	servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to service or pay our debt;
●	our operations and properties could be adversely affected in the event of natural disasters, pandemics, or other significant disruptions;
●	we may encounter environmental problems which require remediation or the incurrence of significant costs to resolve, which could adversely impact our financial condition, results of operations, and cash flows;

●	failure to remain qualified as real estate investment trust (“REIT”) for U.S. federal income tax purposes would cause us to be taxed a regular corporation, which would substantially reduce funds available for distribution to stockholders;
●	the risk that the REIT requirements could limit our financial flexibility;
●	our limited experience operating as a REIT;
●	our ability to pay dividends consistent with the REIT requirements, and expectations as to timing and amounts of such dividends;
●	the ability of our board of directors (the “Board”) to revoke our REIT status without stockholder approval;
●	our exposure to changes in U.S. federal and state income tax laws, including changes to the REIT requirements; and
●	an epidemic or pandemic (such as the outbreak and worldwide spread of the novel coronavirus (the “COVID-19 Pandemic”)), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, may precipitate or materially exacerbate one or more of the above-mentioned and/or other risks and may significantly disrupt or prevent us from operating our business in the ordinary course for an extended period.

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

OVERVIEW

We are a publicly traded, primarily retail-focused, REIT that was founded in 1910. We own and manage, sometimes utilizing third-party property management companies, 18 commercial real estate properties in nine states in the United States. As of September 30, 2022, we owned five single-tenant and 13 multi-tenant income-producing properties comprising 2.7 million square feet of gross leasable space. Subsequent to September 30, 2022, on October 14, 2022, the Company acquired a 0.4 million square feet property as further described in Note 25, “Subsequent Events”.

In addition to our income property portfolio, as of September 30, 2022, our business included the following:

Management Services:

●	A fee-based management business that is engaged in managing PINE, see Note 5, “Related Party Management Services Business”.

Commercial Loan and Master Lease Investments:

●	A portfolio of five commercial loan investments and one preferred equity investment which is classified as a commercial loan investment.

Real Estate Operations:

●	A portfolio of subsurface mineral interests associated with approximately 355,000 surface acres in 19 counties in the State of Florida (“Subsurface Interests”); and

●	An inventory of historically owned mitigation credits as well as mitigation credits produced by the Company’s mitigation bank. The mitigation bank owns a 2,500 acre parcel of land in the western part of Daytona Beach, Florida and, pursuant to a mitigation plan approved by the applicable state and federal authorities, produces mitigation credits that are sold to developers of land in the Daytona Beach area for the purpose of enabling the developers to obtain certain regulatory permits for property development (the “Mitigation Bank”). Prior to the Interest Purchase (defined in Note 7, “Investment in Joint Ventures”) completed on September 30, 2021, the Company held a 30% retained interest in the entity that owns the Mitigation Bank.

Our business also includes our investment in PINE. As of September 30, 2022, the fair value of our investment totaled $35.3 million, or 16.0% of PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of

PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

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

We believe investment in income-producing assets provides attractive opportunities for generally stable cash flows and increased returns over the long run through potential capital appreciation. Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. We sold four single-tenant income properties and two multi-tenant properties during the nine months ended September 30, 2022. As a result of entering into the Exclusivity and Right of First Offer Agreement with PINE (the “ROFO Agreement”) which generally prevents us from investing in single-tenant net lease income properties, our income property investment strategy is focused on multi-tenant, primarily retail-oriented, properties. We may pursue this strategy by monetizing certain of our single-tenant properties, and should we do so, we would seek to utilize the 1031 like-kind exchange structure to preserve the tax-deferred gain on the original transaction(s) that pertains to the replacement asset.

Our current portfolio of five single-tenant income properties generates $8.5 million of revenues from annualized straight-line base lease payments and had a weighted average remaining lease term of 5.9 years as of September 30, 2022. Our current portfolio of 13 multi-tenant properties generates $47.6 million of revenue from annualized straight-line base lease payments and had a weighted average remaining lease term of 6.6 years as of September 30, 2022.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Revenue

Total revenue for the three months ended September 30, 2022 is presented in the following summary and indicates the changes as compared to the three months September 30, 2021 (in thousands):

	Three Months Ended
Operating Segment	September 30, 2022	September 30, 2021	$ Variance	% Variance
Income Properties	$17,694	$13,734	$3,960	28.8%
Management Services	951	940	11	1.2%
Commercial Loans and Investments	1,323	726	597	82.2%
Real Estate Operations	3,149	1,177	1,972	167.5%
Total Revenue	$23,117	$16,577	$6,540	39.5%

Total revenue for the three months ended September 30, 2022 increased to $23.1 million, compared to $16.6 million during the three months ended September 30, 2021. The increase in total revenue is primarily attributable to increased income produced by the Company’s recent income property acquisitions versus that of properties disposed of by the

Company during the comparative period, in addition to increased income from commercial loans and investments and mitigation credit sales.

Income Properties

Revenue and operating income from our income property operations totaled $17.7 million and $12.6 million, respectively, during the three months ended September 30, 2022, compared to total revenue and operating income of $13.7 million and $9.8 million, respectively, for the three months ended September 30, 2021. The direct costs of revenues for our income property operations totaled $5.1 million and $4.0 million for the three months ended September 30, 2022 and 2021, respectively. The increase in revenues of $4.0 million, or 28.8%, during the three months ended September 30, 2022 is primarily related to the overall growth of the Company’s income property portfolio, as well as the timing of acquisitions versus dispositions. The increase in operating income of $2.8 million from our income property operations reflects increased rent revenues, offset by an increase of $1.1 million in our direct costs of revenues which is also related to the overall growth of the Company’s income property portfolio.

Management Services

Revenue from our management services from PINE totaled $0.9 million during the three months ended September 30, 2022. Revenue from our management services totaled $0.9 million during the three months ended September 30, 2021, including $0.9 million and $0.03 million earned from PINE and the Land JV, respectively.

Commercial Loans and Investments

Interest income from our commercial loans and investments totaled $1.3 million and $0.7 million during the three months ended September 30, 2022 and 2021, respectively. The increase is primarily due to increased income from the investments made during the nine months ended September 30, 2022, including two construction loans and the Watters Creek Investment, as defined in Note 4. “Commercial Loans and Investments”, which were partially offset by decreased income from two commercial properties which were sold during the nine months ended September 30, 2022 which were accounted for as commercial loan investments due to future repurchase rights.

Real Estate Operations

During the three months ended September 30, 2022, operating income from real estate operations was $1.5 million on revenues totaling $3.1 million. During the three months ended September 30, 2021, operating income from real estate operations was $0.9 million on revenues totaling $1.2 million. The total increase in operating income was $0.6 million which was primarily due to more mitigation credit sales during the three months ended September 30, 2022 as compared to the same period in 2021.

General and Administrative Expenses

Total general and administrative expenses for the three months ended September 30, 2022 is presented in the following summary and indicates the changes as compared to the three months ended September 30, 2021 (in thousands):

	Three Months Ended
General and Administrative Expenses	September 30, 2022	September 30, 2021	$ Variance	% Variance
Recurring General and Administrative Expenses	$2,441	$1,946	$495	25.4%
Non-Cash Stock Compensation	812	734	78	10.6%
Total General and Administrative Expenses	$3,253	$2,680	$573	21.4%

Depreciation and Amortization

Depreciation and amortization totaled $7.3 million and $5.6 million during the three months ended September 30, 2022 and 2021, respectively. The increase of $1.7 million is primarily due to the overall growth in the Company’s income property portfolio.

Gains and Impairment Charges

2022 Dispositions. During the three months ended September 30, 2022, the Company sold four income properties, including (i) the multi-tenant Westland Gateway Plaza located in Hialeah, Florida, which was recorded as a commercial loan investment prior to its disposition, for $22.2 million, (ii) Chuy’s, a single-tenant property, located in Jacksonville, Florida for $5.8 million, (iii) Firebirds, a single-tenant property, located in Jacksonville, Florida for $5.5 million, and (iv) 245 Riverside, a multi-tenant office income property located in Jacksonville, Florida for $23.6 million. The sale of these four properties reflect a total disposition volume of $57.0 million, resulting in aggregate gains of $5.0 million.

2021 Dispositions. During the three months ended September 30, 2021, the Company sold four income properties, including (i) Chick-fil-A, a single-tenant property, located in Chandler, Arizona for $2.9 million, (ii) JPMorgan Chase Bank, a single-tenant property, located in Chandler, Arizona for $4.7 million, (iii) Fogo De Chao, a single-tenant property, located in Jacksonville, Florida for $4.7 million, and (iv) Wells Fargo, a single-tenant office income property located in Raleigh, North Carolina for $63.0 million.  The sale of the properties reflect a total disposition volume of $75.3 million, resulting in aggregate gains of $22.7 million.

Impairment Charges. There were no impairment charges on the Company’s undeveloped land holdings, or its income property portfolio during the three months ended September 30, 2022 and 2021.

Investment and Other Income (Loss)

During the three months ended September 30, 2022, the closing stock price of PINE decreased by $1.70 per share, with a closing price of $16.22 on September 30, 2022. During the three months ended September 30, 2021, the closing stock price of PINE decreased by $0.65 per share, with a closing price of $18.37 on September 30, 2021. The change in stock price resulted in an unrealized, non-cash losses on the Company’s investment in PINE of $3.7 million and $1.3 million which is included in investment and other income (loss) in the consolidated statements of operations for the three months ended September 30, 2022 and 2021, respectively.

The Company earned dividend income from the investment in PINE of $0.6 million and $0.5 million during the three months ended September 30, 2022 and 2021, respectively.

Interest Expense

Interest expense totaled $3.0 million and $2.0 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $1.0 million resulted primarily from (i) the increase in the variable interest rate under the Company’s Credit Facility during the three months ended September 30, 2022 prior to the repayment with proceeds from the 2028 Term Loan, (ii) the increase in debt related to the $17.8 million mortgage loan assumed in connection with the acquisition of Price Plaza, the $100.0 million 2027 Term Loan, and the $100.0 million 2028 Term Loan.

Net Income Attributable to the Company

Net income attributable to the Company totaled $4.8 million during the three months ended September 30, 2022 as compared to $23.9 million of net income during the three months ended September 30, 2021. The decrease in net income is attributable to the factors described above, and notably the decrease of $17.7 million of gains on the disposition of assets.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Revenue

Total revenue for the nine months ended September 30, 2022 is presented in the following summary and indicates the changes as compared to the nine months ended September 30, 2021 (in thousands):

	Nine Months Ended
Operating Segment	September 30, 2022	September 30, 2021	$ Variance	% Variance
Income Properties	$49,229	$36,757	$12,472	33.9%
Management Services	2,835	2,361	474	20.1%
Commercial Loans and Investments	3,331	2,136	1,195	55.9%
Real Estate Operations	4,395	4,318	77	1.8%
Total Revenue	$59,790	$45,572	$14,218	31.2%

Total revenue for the nine months ended September 30, 2022 increased to $59.8 million, compared to $45.6 million during the nine months ended September 30, 2021. The increase in total revenue is primarily attributable to increased income produced by the Company’s recent income property acquisitions versus that of properties disposed of by the Company during the comparative period, in addition to the increased management fee income from PINE and increased income from commercial loans and investments.

Income Properties

Revenue and operating income from our income property operations totaled $49.2 million and $35.3 million, respectively, during the nine months ended September 30, 2022, compared to total revenue and operating income of $36.8 million and $27.1 million, respectively, for the nine months ended September 30, 2021. The direct costs of revenues for our income property operations totaled $13.9 million and $9.7 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in revenues of $12.5 million, or 33.9%, during the nine months ended September 30, 2022 is primarily related to the overall growth of the Company’s income property portfolio, as well as the timing of acquisitions versus dispositions. The increase in operating income of $8.2 million from our income property operations reflects increased rent revenues, offset by an increase of $4.3 million in our direct costs of revenues which is also related to the overall growth of the Company’s income property portfolio.

Management Services

Revenue from our management services from PINE totaled $2.8 million during the nine months ended September 30, 2022. Revenue from our management services totaled $2.4 million during the nine months ended September 30, 2021, including $2.3 million and $0.09 million earned from PINE and the Land JV, respectively.

Commercial Loans and Investments

Interest income from our commercial loans and investments totaled $3.3 million and $2.1 million during the nine months ended September 30, 2022 and 2021, respectively. The increase is due to increased income from the investments made during the nine months ended September 30, 2022, including three construction loans and the Watters Creek Investment, as defined in Note 4. “Commercial Loans and Investments”, which were partially offset by decreased income from two commercial properties which was sold during the nine months ended September 30, 2022, which were accounted for as commercial loan investments due to future repurchase rights.

Real Estate Operations

During the nine months ended September 30, 2022, operating income from real estate operations was $2.5 million on revenues totaling $4.4 million. During the nine months ended September 30, 2021, operating income from real estate operations was $3.5 million on revenues totaling $4.3 million. The total decrease in operating income was $1.0 million, of which $1.4 million of the decrease was due to fewer Subsurface Interest sales. This $1.4 million decrease was partially offset by the Company’s sale of 26.62 mitigation credits for an aggregate sales price of $2.6 million and related cost of sales of $1.7 million during the nine months ended September 30, 2022, with no such mitigation credit sales during the nine months ended September 30, 2021.

General and Administrative Expenses

Total general and administrative expenses for the nine months ended September 30, 2022 is presented in the following summary and indicates the changes as compared to the nine months ended September 30, 2021 (in thousands):

	Nine Months Ended
General and Administrative Expenses	September 30, 2022	September 30, 2021	$ Variance	% Variance
Recurring General and Administrative Expenses	$6,549	$5,888	$661	11.2%
Non-Cash Stock Compensation	2,423	2,434	(11)	(0.5)%
REIT Conversion and Other Non-Recurring Items	—	155	(155)	(100.0)%
Total General and Administrative Expenses	$8,972	$8,477	$495	5.8%

Depreciation and Amortization

Depreciation and amortization totaled $20.4 million and $15.4 million during the nine months ended September 30, 2022 and 2021, respectively. The increase of $5.0 million is primarily due to the overall growth in the Company’s income property portfolio.

Gains (Losses) and Impairment Charges

2022 Dispositions. During the nine months ended September 30, 2022, the Company sold six income properties, including (i) Party City, a single-tenant income property located in Oceanside, New York for $6.9 million, (ii) the Carpenter Hotel ground lease, a single-tenant income property located in Austin, Texas, which was recorded as a commercial loan investment prior to its disposition, for $17.1 million, (iii) the multi-tenant Westland Gateway Plaza located in Hialeah, Florida, which was recorded as a commercial loan investment prior to its disposition, for $22.2 million, (iv) Chuy’s, a single-tenant property, located in Jacksonville, Florida for $5.8 million, (v) Firebirds, a single-tenant property, located in Jacksonville, Florida for $5.5 million, and (vi) 245 Riverside, a multi-tenant office income property located in Jacksonville, Florida for $23.6 million. The sale of these six properties reflect a total disposition volume of $81.1 million, resulting in aggregate gains of $4.7 million.

2021 Dispositions. During the nine months ended September 30, 2021, the Company disposed of one multi-tenant income property and 13 single-tenant income properties, including (i) World of Beer/Fuzzy’s Taco Shop, a multi-tenant income property located in Brandon, Florida for $2.3 million, (ii) Moe’s Southwest Grill, a single-tenant income property located in Jacksonville, Florida for $2.5 million, (iii) Burlington, a single-tenant income property located in North Richland Hills, Texas for $11.5 million, (iv) Staples, a single-tenant income property located in Sarasota, Florida for $4.7 million, (v) the CMBS Portfolio, sold to PINE, consisting of six single-tenant income properties for $44.5 million, (vi) Chick-fil-A, a single-tenant property, located in Chandler, Arizona for $2.9 million, (vii) JPMorgan Chase Bank, a single-tenant  property, located in Chandler, Arizona for $4.7 million, (viii) Fogo De Chao, a single-tenant property, located in Jacksonville, Florida for $4.7 million, and (ix) Wells Fargo, a single-tenant office income property located in Raleigh, North Carolina for $63.0 million. The sale of the properties reflect a total disposition volume of $140.8 million, resulting in aggregate gains of $28.0 million.

Impairment Charges. There were no impairment charges on the Company’s undeveloped land holdings, or its income property portfolio during the nine months ended September 30, 2022 and 2021. The $16.5 million impairment charge, net of the $4.1 million related income tax benefit, recognized during the nine months ended September 30, 2021 was related to the Company’s previously held retained interest in the Land JV as a result of the estimated proceeds to be received in connection with the contract entered into with Timberline Acquisition Partners, an affiliate of Timberline Real Estate Partners (“Timberline”). The sale to Timberline closed on December 10, 2021.

Investment and Other Income (Loss)

During the nine months ended September 30, 2022, the closing stock price of PINE decreased by $3.82 per share, with a closing price of $16.22 on September 30, 2022. During the nine months ended September 30, 2021, the closing stock price of PINE increased by $3.38 per share, with a closing price of $18.37 on September 30, 2021. The change in stock price resulted in an unrealized, non-cash gain (loss) on the Company’s investment in PINE of ($8.1) million and $6.9 million which is included in investment and other income (loss) in the consolidated statements of operations for the nine months ended September 30, 2022 and 2021, respectively.

The Company earned dividend income from the investment in PINE of $1.7 million and $1.5 million during the nine months ended September 30, 2022 and 2021, respectively.

Interest Expense

Interest expense totaled $7.2 million and $6.8 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $0.4 resulted primarily from (i) the net decrease in long-term debt outstanding under the Company’s Credit Facility during the nine months ended September 30, 2022 as compared to the same period in 2021, which is primarily driven by the use of proceeds received from the Series A Preferred Stock offering and the 2028 Term Loan, (ii) the payoff of the Company’s $23.2 million variable-rate mortgage note, (iii) the disposition of the CMBS Portfolio under which the buyer assumed a $30.0 million fixed-rate mortgage note, and (iv) the repurchase of $11.4 million aggregate principal amount of 2025 Notes. These decreases in debt were offset by increases in debt related to (i) the $17.8 million mortgage loan assumed in connection with the acquisition of Price Plaza and (ii) the $200.0 million in debt from the 2027 Term Loan and 2028 Term Loan, as well as increased rates related to the unhedged credit facility balance.

Net Income Attributable to the Company

Net income attributable to the Company totaled $6.2 million during the nine months ended September 30, 2022 as compared to net income of $28.0 million during the nine months ended September 30, 2021. The decrease in net income is attributable to the factors described above, and notably the decrease of $23.4 million of gains on the disposition of assets.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $9.5 million at September 30, 2022, while restricted cash totaled $37.3 million, see Note 2, “Summary of Significant Accounting Policies” under the heading Restricted Cash for the Company’s disclosure related to its restricted cash balance at September 30, 2022.

Our cash flows provided by operating activities totaled $34.1 million during the nine months ended September 30, 2022, compared to cash flows provided by operating activities totaling $12.4 million for the nine months ended September 30, 2021, an increase of $21.7 million. The increase is primarily related to the increase in the cash flows provided by income properties, which is the result of the overall growth of the Company’s income property portfolio. The cash flows provided by operating activities was also impacted by more cash flows from the Company’s management fee income and interest income from commercial loans and investments.

Our cash flows used in investing activities totaled $80.4 million for the nine months ended September 30, 2022, compared to cash flows used in investing activities of $7.7 million for the nine months ended September 30, 2021, an increase in cash outflows of $72.7 million. The increase in cash used in investing activities is primarily related to $67.7 million less in proceeds from income property dispositions, during the nine months ended September 30, 2022 as compared to the same period in 2021.

Our cash flows provided by financing activities totaled $61.8 million for the nine months ended September 30, 2022, compared to cash flows provided by financing activities of $37.1 million for the nine months ended September 30, 2021, an increase in cash inflows of $24.7 million. The increase is primarily related to a $86.3 million increase in cash flows provided by debt activity offset by an increase in cash outflows of $5.0 million related to dividends paid during the nine months ended September 30, 2022 as compared to the same period in the prior year and an increase in cash outflows of $2.8 million of repurchases of the Company’s common stock. Cash flows from financing activities also benefitted from cash inflows of $20.8 million of net proceeds received from the sale of 961,261 shares of the Company’s common stock under the ATM Program during the nine months ended September 30, 2022, with no such activity during the same period in 2021.

Long-Term Debt. As of September 30, 2022, the Company had $261.5 million undrawn commitment under the Credit Facility. See Note 16, “Long-Term Debt” for the Company’s disclosure related to its long-term debt balance at September 30, 2022.

Acquisitions and Investments. As noted previously, the Company acquired two multi-tenant income properties during the nine months ended September 30, 2022 for a purchase price of $119.3 million, as further described in Note 3, “Income Properties”. The Company also originated three structured investments to provide $57.7 million of funding towards three retail and mixed-use properties.

The Company’s guidance for 2022 investments in income-producing properties totals $271.0 million. We expect to fund future acquisitions utilizing cash on hand, cash from operations, proceeds from the dispositions of income properties through 1031 like-kind exchanges, and potentially the sale of all or a portion of our Subsurface Interests, and borrowings on our Credit Facility, if available. We expect dispositions of income properties and subsurface interests will qualify under the like-kind exchange deferred-tax structure, and additional financing sources.

Dispositions. During the nine months ended September 30, 2022, the Company sold six income properties for a total disposition volume of $81.1 million, two of which were classified as commercial loan investments due to tenant repurchase options, as further described in Note 3, “Income Properties”.

ATM Program.  During the nine months ended September 30, 2022, the Company sold 961,261 shares under the ATM Program for gross proceeds of $21.1 million at a weighted average price of $21.99 per share, generating net proceeds of $20.8 million after deducting transaction fees totaling $0.3 million.

Contractual Commitments – Expenditures. The Company has committed to fund the following capital improvements. The improvements, which are related to several properties, are estimated to be generally completed within twelve months. These commitments, as of September 30, 2022, are as follows (in thousands):

As of September 30, 2022
Total Commitment (1)	$28,511
Less Amount Funded	(6,261)
Remaining Commitment	$22,250

(1)     Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

In addition, the Company is committed to fund the three construction loans as described in Note 4. Commercial Loans and Investments. The unfunded portion of the construction loans totaled $8.8 million as of September 30, 2022.

Off-Balance Sheet Arrangements. None.

Other Matters. We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations, $128.9 million of availability remaining under the ATM Program, and $261.5 million undrawn commitment under the existing $300.0 million Credit Facility as of September 30, 2022.

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

Reconciliation of Non-U.S. GAAP Measures (in thousands, except share and dividend data):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net Income Attributable to the Company	$4,817	$23,947	$6,237	$28,008
Add Back: Effect of Dilutive Interest Related to 2025 Notes (1)	539	—	—	—
Net Income Attributable to the Company, If-Converted	$5,356	$23,947	6,237	28,008
Depreciation and Amortization of Real Estate	7,283	5,567	20,359	15,428
Gains on Disposition of Assets	(4,973)	(22,666)	(4,728)	(28,106)
Gains on Disposition of Other Assets	(1,509)	(974)	(2,473)	(3,549)
Impairment Charges, Net	—	—	—	12,474
Unrealized Loss (Gain) on Investment Securities	3,754	1,326	8,102	(6,894)
Funds from Operations	$9,911	$7,200	$27,497	$17,361
Distributions to Preferred Stockholders	(1,195)	(1,129)	(3,586)	(1,129)
Funds From Operations Attributable to Common Stockholders	$8,716	$6,071	$23,911	$16,232
Loss on Extinguishment of Debt	—	—	—	641
Amortization of Intangibles to Lease Income	507	(86)	1,485	(820)
Less: Effect of Dilutive Interest Related to 2025 Notes (1)	(539)	—	—	—
Core Funds From Operations Attributable to Common Stockholders	$8,684	$5,985	$25,396	$16,053
Adjustments:
Straight-Line Rent Adjustment	(600)	(669)	(1,645)	(1,844)
COVID-19 Rent Repayments	26	84	79	738
Other Depreciation and Amortization	(29)	(154)	(199)	(528)
Amortization of Loan Costs and Discount on Convertible Debt	64	442	510	1,395
Non-Cash Compensation	812	734	2,423	2,434
Non-Recurring G&A	—	—	—	155
Adjusted Funds From Operations Attributable to Common Stockholders	$8,957	$6,422	$26,564	$18,403

Weighted Average Number of Common Shares:
Basic	18,386,435	17,703,284	18,044,299	17,678,701
Diluted (2)	21,505,460	17,703,284	18,044,299	17,678,701

Dividends Declared and Paid - Preferred Stock	$0.40	$0.38	$1.20	$0.38
Dividends Declared and Paid - Common Stock	$0.38	$0.33	$1.11	$1.00
(1)

As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in net income or loss that would result from the assumed conversion of the 2025 Notes (hereinafter defined). For the three months ended September 30 2022, a total of $0.5 million was included as the impact to earnings per share, if-converted, is dilutive. For the nine months ended September 30, 2022, the impact of $1.6 million was not included as the impact to earnings per share, if-converted, would be antidilutive to the net income of $2.6 million.

(2)

A total of 3.1 million shares representing the dilutive impact of the 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, were included in the computation of diluted net income per share attributable to common stockholders for the three months ended September 30, 2022. A total of 3.1 million shares representing the dilutive impact of the 2025 Notes, were not included in the computation of diluted net income per share attributable to common stockholders for the nine months ended September 30, 2022 because they were antidilutive to the net income of $2.6 million.

Other Data (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
FFO Attributable to Common Stockholders	$8,716	$6,071	$23,911	$16,232
FFO Attributable to Common Stockholders per Common Share - Diluted	$0.41	$0.34	$1.33	$0.92

Core FFO Attributable to Common Stockholders	$8,684	$5,985	$25,396	$16,053
Core FFO Attributable to Common Stockholders per Common Share - Diluted (1)	$0.47	$0.34	$1.41	$0.91

AFFO Attributable to Common Stockholders	$8,957	$6,422	$26,564	$18,403
AFFO Attributable to Common Stockholders per Common Share - Diluted (1)	$0.49	$0.36	$1.47	$1.04

(1)      A total of 3.1 million shares representing the dilutive impact of the 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, were included in the computation of diluted net income per share attributable to common stockholders for the three months ended September 30, 2022. A total of 3.1 million shares representing the dilutive impact of the 2025 Notes, were not included in the computation of diluted net income per share attributable to common stockholders for the nine months ended September 30, 2022 because they were antidilutive to the net income of $2.6 million

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates include those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Our most significant estimate is as follows:

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease.  As required by U.S. GAAP, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The assumptions underlying the allocation of relative fair values are based on market information including, but not limited to: (i) the estimate of replacement cost of improvements under the cost approach, (ii) the estimate of land values based on comparable sales under the sales comparison approach, and (iii) the estimate of future benefits determined by either a reasonable rate of return over a single year’s net cash flow, or a forecast of net cash flows projected over a reasonable investment horizon under the income capitalization approach. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled two multi-tenant income properties for a purchase price of $119.3 million for the nine months ended September 30, 2022 and three multi-tenant income properties for a combined purchase price of $111.0 million for the nine months ended September 30, 2021.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our Credit Facility, as this facility carries a variable rate of interest. Our borrowings on our $300.0 million revolving Credit Facility bear a variable rate of interest based on SOFR plus a rate of between 125 basis points and 220 basis points based on our level of borrowing as a percentage of our total asset value. As of September 30, 2022 and 2021, the outstanding balance on our Credit Facility totaled $38.5 million and $109.0 million, of which $38.5 million and $109.0 million, respectively, were not fixed by virtue of an interest rate swap agreement. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by $0.4 million and $1.1 million as of September 30, 2022 and 2021, respectively. The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to certain of its debt borrowings, see Note 17, “Interest Rate Swaps.” By virtue of fixing the variable rate on certain debt borrowings, our exposure to changes in interest rates is minimal but for the impact on other comprehensive income and loss. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 1A. RISK FACTORS

For a discussion of the Company’s potential risks and uncertainties, see the information under the heading Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company. As of September 30, 2022, there have been no material changes in our risk factors from those set forth within the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following repurchases of shares of the Company’s common stock were made during the three months ended September 30, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May yet be Purchased Under the Plans or Programs ($000's) (1)
7/01/2022 - 7/31/2022	—	$—	—	$2,550
8/01/2022 - 8/30/2022	—	—	—	2,550
9/01/2022 - 9/30/2022	85,694	19.17	85,694	908
Total	85,694	$19.17	85,694
(1)	In February 2020, the Board approved a $10.0 million common stock repurchase program, which was announced on February 12, 2020. The repurchase program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

(a) Exhibits:

(2.1)*	Purchase and Sale Agreement, dated September 9, 2022, filed as Exhibit 2.1 to the registrant’s current report on Form 8-K filed September 12, 2022, and incorporated herein by reference.

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

(10.1)

Eighth Amendment to Second Amended and Restated Credit Agreement and Joinder, dated as of September 20, 2022, among CTO Realty Growth, Inc., the Guarantors party thereto, Bank of Montreal, and certain other lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2022).

(10.2)†

Form of Restricted Share Award Agreement, dated July 1, 2022, by and between CTO Realty Growth, Inc. and the grantee thereof (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2022).

(10.3)†

Omnibus Amendment to Restricted Share Award Agreements, dated July 1, 2022, by and between CTO Realty Growth, Inc. and the grantee thereof (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 1, 2022).

(10.4)†

Omnibus Amendment to Performance Share Award Agreements, dated July 1, 2022, by and between CTO Realty Growth, Inc. and the grantee thereof (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 1, 2022).

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

CTO REALTY GROWTH, INC.
(Registrant)

October 27, 2022	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

October 27, 2022	By:	/s/ Matthew M. Partridge
Matthew M. Partridge, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
October 27, 2022	By:	/s/ Lisa M. Vorakoun
Lisa M. Vorakoun, Vice President and Chief Accounting Officer (Principal Accounting Officer)