Form 10-K
period 2022-12-31
CTO Realty Growth, Inc.
filed 2023-02-23
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

(407) 904-3324

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

At June 30, 2022, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $365,672,783 based upon the last reported sale price on the NYSE on June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter. The determination of affiliate status is solely for the purpose of this report and shall not be construed as an admission for the purposes of determining affiliate status.

The number of shares of the registrant’s Common Stock outstanding on February 17, 2023 was 23,012,008.

Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of CTO Realty Growth, Inc.’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

When we refer to “we,” “us,” “our,” or “the Company,” we mean CTO Realty Growth, Inc. and its consolidated subsidiaries. References to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of CTO Realty Growth, Inc. included in Item 8 of this Annual Report on Form 10-K. Statements contained in this Annual Report on Form 10-K, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Also, when the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Management believes the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions. However, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update or revise such forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.  The risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements, include, but are not limited to, the following:

●	we are subject to risks related to the ownership of commercial real estate that could affect the performance and value of our properties;
●	our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could materially and adversely affect us;
●	competition that traditional retail tenants face from e-commerce retail sales, or the integration of brick and mortar stores with e-commerce retail operators, could adversely affect our business;
●	we operate in a highly competitive market for the acquisition of income properties and more established entities or other investors may be able to compete more effectively for acquisition opportunities than we can;
●	we may be unable to successfully execute on asset acquisitions or dispositions;
●	the loss of revenues from our income property portfolio or certain tenants would adversely impact our results of operations and cash flows;
●	our revenues include receipt of management fees and potentially incentive fees derived from our provision of management services to PINE and the loss or failure, or decline in the business or assets, of Alpine Income Property Trust, Inc. (“PINE”) could substantially reduce our revenues;
●	there are various potential conflicts of interest in our relationship with PINE, including our executive officers and/or directors who are also officers and/or directors of PINE, which could result in decisions that are not in the best interest of our stockholders;
●	a prolonged downturn in economic conditions could adversely impact our business, particularly with regard to our ability to maintain revenues from our income-producing assets;
●	a part of our investment strategy is focused on investing in commercial loans and investments which may involve credit risk;
●	we may suffer losses when a borrower defaults on a loan and the value of the underlying collateral is less than the amount due;
●	the Company’s real estate investments are generally illiquid;
●	if we are not successful in utilizing the Section 1031 like-kind exchange structure in deploying the proceeds from dispositions of income properties, or our Section 1031 like-kind exchange transactions are disqualified, we could incur significant taxes and our results of operations and cash flows could be adversely impacted;
●	the Company may be unable to obtain debt or equity capital on favorable terms, if at all, or additional borrowings may impact our liquidity or ability to monetize any assets securing such borrowings;
●	servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to service or pay our debt;
●	our operations and properties could be adversely affected in the event of natural disasters, pandemics, or other significant disruptions;
●	we may encounter environmental problems which require remediation or the incurrence of significant costs to resolve, which could adversely impact our financial condition, results of operations, and cash flows;
●	failure to remain qualified as real estate investment trust (“REIT”) for U.S. federal income tax purposes would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distribution to stockholders;
●	the risk that the REIT requirements could limit our financial flexibility;
●	our limited experience operating as a REIT;
●	our ability to pay dividends consistent with the REIT requirements, and expectations as to timing and amounts of such dividends;
●	the ability of our board of directors (the “Board”) to revoke our REIT status without stockholder approval;

●	our exposure to changes in U.S. federal and state income tax laws, including changes to the REIT requirements;
●	general business and economic conditions, including unstable macroeconomic conditions due to, among other things, the war in Ukraine, the COVID-19 pandemic, inflation and rising interest rates; and
●	an epidemic or pandemic (such as the outbreak and worldwide spread of the novel coronavirus (the “COVID-19 Pandemic”)), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, may precipitate or materially exacerbate one or more of the above-mentioned and/or other risks and may significantly disrupt or prevent us from operating our business in the ordinary course for an extended period.

The Company describes the risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part I, Item 1A of this Annual Report on Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A), and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Part II, Item 7).

ITEM 1.              BUSINESS

DESCRIPTION OF BUSINESS

We are a publicly traded, self-managed equity REIT that focuses on the ownership, management, and repositioning of high-quality retail and mixed-use properties located primarily in what we believe to be faster growing, business-friendly markets exhibiting accommodative business tax policies, outsized relative job and population growth, and where retail demand exceeds supply. We have pursued our investment strategy by investing primarily through fee simple ownership of our properties, commercial loans and preferred equity.

We own and manage, sometimes utilizing third-party property management companies, 23 commercial real estate properties in 9 states in the United States. As of December 31, 2022, we owned 8 single-tenant and 15 multi-tenant income-producing properties comprising 3.7 million square feet of gross leasable space.

In addition to our income property portfolio, as of December 31, 2022, our business included the following:

Management Services:

●	A fee-based management business that is engaged in managing PINE, see Note 5, “Related Party Management Services Business” in the notes to the consolidated financial statements in Item 8.

Commercial Loans and Investments:

●	A portfolio of three commercial loan investments and one preferred equity investment which is classified as a commercial loan investment.

Real Estate Operations:

●	A portfolio of subsurface mineral interests associated with approximately 355,000 surface acres in 19 counties in the State of Florida (“Subsurface Interests”); and

●	An inventory of mitigation credits as well as mitigation credits to be produced by the Company’s formerly owned mitigation bank.

On December 10, 2021, the entity that held approximately 1,600 acres of undeveloped land in Daytona Beach, Florida (the “Land JV”), of which the Company previously held a 33.5% retained interest, completed the sale of all of its remaining land holdings for $66.3 million to Timberline Acquisition Partners, LLC an affiliate of Timberline Real Estate Partners (the “Land JV Sale”). Proceeds to the Company after distributions to the other member of the Land JV, and before taxes, were $24.5 million. Prior to the completion of the Land JV Sale, the Company was engaged in managing the Land JV, as further described in Note 5, “Related Party Management Services Business” in the notes to the consolidated financial statements in Item 8. As a result of the Land JV Sale and corresponding dissolution of the Land JV, the Company no longer holds a retained interest in the Land JV as of December 31, 2021.

Our business also includes our investment in PINE. As of December 31, 2022, the fair value of our investment totaled $42.0 million, or 14.6% of PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

The following is a summary of financial information regarding the Company’s business segments for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Revenues:
Income Properties	$68,857	$50,679	$49,953
Management Services	3,829	3,305	2,744
Interest Income from Commercial Loans and Investments	4,172	2,861	3,034
Real Estate Operations	5,462	13,427	650
Total Revenues	$82,320	$70,272	$56,381
Operating Income:
Income Properties	$48,493	$36,864	$37,964
Management Fee Income	3,829	3,305	2,744
Commercial Loans and Investments	4,172	2,861	3,034
Real Estate Operations	2,969	4,812	(2,572)
General and Administrative Expenses	(12,899)	(11,202)	(11,567)
Impairment Charges	—	(17,599)	(9,147)
Depreciation and Amortization	(28,855)	(20,581)	(19,063)
Gain (Loss) on Disposition of Assets	(7,042)	28,316	9,746
Gain (Loss) on Extinguishment of Debt	—	(3,431)	1,141
Total Operating Income	$10,667	$23,345	$12,280
Identifiable Assets:
Income Properties	$902,427	$630,747	$531,325
Management Services	1,370	1,653	700
Commercial Loans and Investments	32,269	39,095	38,321
Real Estate Operations	4,041	26,512	59,717
Discontinued Real Estate Operations	—	—	833
Corporate and Other (1)	46,438	35,132	35,804
Total Assets	$986,545	$733,139	$666,700
(1)	Corporate and other assets consist primarily of cash and restricted cash, property, plant, and equipment related to the other operations, as well as the general and corporate operations.

BUSINESS PLAN

Our business plan is primarily focused on investing in income-producing real estate, with a focus on multi-tenant, primarily retail-oriented, properties. We believe that focusing on multi-tenant properties will allow us to continue to broaden the credit base of our tenants. We also seek to diversify our income property portfolio geographically, with an emphasis on what we believe to be faster growing, business-friendly markets exhibiting accommodative business tax policies, outsized relative job and population growth, and where retail demand exceeds supply. We may also self-develop multi-tenant income properties, as we have done in the past.

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

Our access to sources of debt financing, particularly our borrowing capacity under our revolving credit facility (as amended and restated, the “Credit Facility”), also provide a source of capital for our investment strategy. Our strategy is to utilize leverage, when appropriate and necessary, and potentially proceeds from sales of income properties, the disposition or payoffs of our commercial loans and investments, certain transactions involving our Subsurface Interests or mitigation credits, and issuances of equity and debt securities to acquire income properties. We may also acquire or originate commercial loans and investments, invest in securities of real estate companies, or make other shorter-term investments. Our targeted investment classes may include the following:

Primary asset classes

●	Multi-tenant properties, with a focus on retail and mixed use, that are typically stabilized; and located in what we believe to be faster growing, business-friendly markets exhibiting accommodative business tax policies and outsized relative job and population growth; and
●	Single-tenant retail or other commercial, double or triple net leased, properties that are typically stabilized and located in what we believe to be faster growing, business-friendly markets exhibiting accommodative business tax policies and outsized relative job and population growth that are compliant with our commitments under the PINE ROFO Agreement.

Other asset classes

●	Ground leases, whether purchased or originated by the Company, that are compliant with our commitments under the ROFO Agreement;
●	Self-developed retail or other commercial properties;
●	Commercial loans and investments, whether purchased or originated by the Company, with loan terms of 1-10 years with strong risk-adjusted yields secured by property types to include hotel, retail, residential, land and industrial;
●	Select regional area investments using Company national market knowledge and expertise to earn strong risk-adjusted yields; and
●	Real estate-related investment securities, including commercial mortgage-backed securities, preferred or common stock, and corporate bonds.

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

INCOME PROPERTIES

We have pursued a strategy of investing in income-producing properties, when possible, by utilizing the proceeds from real estate transactions, including the disposition of income properties and non-income producing assets, borrowing capacity under the Credit Facility and issuances of equity and debt securities.

Our strategy for investing in income-producing properties is focused on factors including, but not limited to, long-term real estate fundamentals and target markets, including markets we believe to be faster growing, business-friendly markets exhibiting accommodative business tax policies, outsized relative job and population growth. We employ a methodology for evaluating targeted investments in income-producing properties which includes an evaluation of: (i) the attributes of the real estate (e.g. location, market demographics, comparable properties in the market, etc.); (ii) an evaluation of the existing tenant(s) (e.g. creditworthiness, property level sales, tenant rent levels compared to the market, etc.); (iii) other market-specific conditions (e.g. tenant industry, job and population growth in the market, local economy, etc.); and (iv) considerations relating to the Company’s business and strategy (e.g. strategic fit of the asset type, property management needs, ability to use a Section 1031 like-kind exchange structure, etc.).

During the year ended December 31, 2022, the Company acquired four multi-tenant income properties and one portfolio of three single-tenant properties for an aggregate purchase price of $314.0 million, or a total acquisition cost of

$315.6 million. Of the aggregate $315.6 acquisition cost, $60.1 million was allocated to land, $208.3 million was allocated to buildings and improvements, $52.7 million was allocated to intangible assets pertaining to the in-place lease value, leasing costs, and above market lease value, and $5.5 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 6.0 years at acquisition.

During the year ended December 31, 2022, the Company sold six income properties, including (i) Party City, a single-tenant income property located in Oceanside, New York for $6.9 million, (ii) the Carpenter Hotel ground lease, a single-tenant income property located in Austin, Texas, which was recorded as a commercial loan investment prior to its disposition, for $17.1 million, (iii) the multi-tenant Westland Gateway Plaza located in Hialeah, Florida, which was recorded as a commercial loan investment prior to its disposition, for $22.2 million, (iv) Chuy’s, a single-tenant property, located in Jacksonville, Florida for $5.8 million, (v) Firebirds, a single-tenant property, located in Jacksonville, Florida for $5.5 million, and (vi) 245 Riverside, a multi-tenant office income property located in Jacksonville, Florida for $23.6 million. The sale of these six properties reflect a total disposition volume of $81.1 million, resulting in aggregate gains of $4.7 million.

Our current portfolio of 15 multi-tenant properties generates $66.6 million of revenue from annualized straight-line base lease payments and had a weighted average remaining lease term of 4.8 years as of December 31, 2022. Our current portfolio of 8 single-tenant income properties generates $8.6 million of revenues from annualized straight-line base lease payments and had a weighted average remaining lease term of 5.7 years as of December 31, 2022.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. We sold 4 single-tenant income properties and two multi-tenant income properties during the year ended December 31, 2022. As a result of entering the Exclusivity and Right of First Offer Agreement with PINE (the “ROFO Agreement”) which generally prevents us from investing in single-tenant net lease income properties, our income property investment strategy will be focused on multi-tenant, primarily retail-oriented, properties. We may pursue this strategy by monetizing certain of our single-tenant properties, and should we do so, we would seek to utilize the 1031 like-kind exchange structure to preserve the tax-deferred gain on the original transaction(s) that pertains to the replacement asset.

As of December 31, 2022, the Company owned 8 single-tenant and 15 multi-tenant income properties in 9 states. Following is a summary of these properties:

Tenant / Property	City	State	Area (Square Feet)
125 Lincoln & 150 Washington	Santa Fe	NM	137,209
369 N. New York Ave.	Winter Park	FL	30,296
Ashford Lane	Atlanta	GA	277,408
Beaver Creek Crossings	Apex	NC	321,977
Crossroads Towne Center	Chandler	AZ	244,072
Eastern Commons	Henderson	NV	133,304
Jordan Landing	West Jordan	UT	170,996
Madison Yards	Atlanta	GA	162,521
Price Plaza	Katy	TX	200,576
The Collection at Forsyth	Cummings	GA	560,434
The Exchange at Gwinnett	Buford	GA	69,266
The Shops at Legacy	Plano	TX	237,366
The Strand at St. Johns Town Center	Jacksonville	FL	210,973
Westcliff Shopping Center	Fort Worth	TX	134,791
West Broad Village	Glen Allen	VA	392,007
15 Multi-Tenant Properties			3,283,196
Crabby's Oceanside	Daytona Beach	FL	5,780
Fidelity	Albuquerque	NM	210,067
General Dynamics	Reston	VA	64,319
LandShark Bar & Grill	Daytona Beach	FL	6,264
Sabal Pavilion	Tampa	FL	120,500
MainStreet Portfolio (1)	Daytona Beach	FL	28,511
8 Single-Tenant Properties			435,441
23 Total Properties			3,718,637

(1)The MainStreet Portfolio is comprised of 3 single tenant properties.

The weighted average economic and physical occupancy rates of our income properties at December 31st for each of the last three years on a portfolio basis are as follows:

Year	Single-Tenant Economic / Physical Occupancy	Multi-Tenant Economic / Physical Occupancy
2020	100% / 100%	83% / 82%
2021	100% / 100%	86% / 85%
2022	100% / 100%	89% / 86%

The information on lease expirations of our total income property portfolio for each of the ten years starting with 2023 is as follows:

Year	# of Tenant Leases Expiring	Total Square Feet of Leases Expiring	Annual Rents Expiring (1) ($000's)	Percentage of Gross Annual Rents Expiring (1)
2023	39	278,924	$6,091	8.7%
2024	53	203,875	$4,943	7.0%
2025	33	207,985	$5,871	8.3%
2026	49	566,043	$11,391	16.2%
2027	55	510,068	$7,871	11.2%
2028	43	613,987	$12,698	18.1%
2029	32	279,368	$6,050	8.6%
2030	32	147,988	$3,669	5.2%
2031	32	126,375	$3,590	5.1%
2032	31	168,142	$3,655	5.2%
(1)	Annual Rents consist of the in-place base rent to be received pursuant to each lease agreement (i.e. not on a straight-line basis).

The majority of leases have additional option periods beyond the original term of the lease, which typically are exercisable at the tenant’s option.

MANAGEMENT SERVICES BUSINESS

Our business plan includes generating revenue from managing PINE. Pursuant to the management agreement with PINE, the Company generates a base management fee equal to 1.5% of PINE’s total equity. The structure of the base fee provides the Company with an opportunity for the base fee to grow should PINE’s independent board members determine to raise additional equity capital in the future. The Company also has an opportunity to achieve additional cash flows as manager of PINE pursuant to the terms of an annual incentive fee, as further described in Note 5, “Related Party Management Services Business” in the notes to the consolidated financial statements in Item 8.

During the year ended December 31, 2021, the Company also generated management fees as the Land JV manager.  Pursuant to the terms of the operating agreement for the Land JV, the initial amount of the management fee was $20,000 per month. The management fee was evaluated quarterly, and as land sales occurred in the Land JV, the basis for our management fee was reduced as the management fee was based on the value of real property that remained in the Land JV. The monthly management fee as of December 31, 2021, was $10,000 per month. As a result of the Land JV Sale, no management fees pertaining to the Land JV were earned during the year end December 31, 2022.

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

2022 Commercial Loans and Investments Portfolio. During the year ended December 31, 2022, the Company originated three loans and one preferred equity investment for a total investment of $53.4 million and received cash repayments of principal totaling $22.3 million. As of December 31, 2022, the Company’s commercial loans and investments portfolio included three commercial loan investments and one preferred equity investment with a carrying value of $31.9 million.

2021 Commercial Loans and Investments Portfolio. During the year ended December 31, 2021, the Company originated a loan in connection with the sale of a land parcel with an existing structure located in Daytona Beach, Florida. The principal loan amount of $0.4 million bears interest at a fixed rate of 10.00% and has an initial term of 1.5 years. As of December 31, 2021, the Company’s commercial loans and investments portfolio included two commercial loan investments and two commercial properties with a carrying value of $39.1 million.

2020 Commercial Loans and Investments Portfolio. During the year ended December 31, 2020, the Company invested in four commercial loans totaling $28.2 million including one $21.0 million master lease classified as a commercial loan due to future repurchase rights. In addition, the Company generated aggregate proceeds of $23.0 million resulting from (i) the sale of four of its commercial loans and investments for $20.0 million, of which the Company recognized a loss of $0.4 million, (ii) the repayment of its $2.0 million loan provided to the buyer of the Company’s former golf operations, and (iii) a $1.0 million principal payment on a loan prior to its disposal. In connection with marketing the loan portfolio in advance of their upcoming maturities, the Company recognized an aggregate impairment charge on the loan portfolio of $1.9 million. As of December 31, 2020, the Company’s commercial loans and investment portfolio included one commercial loan investment and two commercial properties with a carrying value of $38.3 million.

REAL ESTATE OPERATIONS

Mitigation Credits and Mitigation Credit Rights. The Company owns mitigation credits and mitigation credit rights with an aggregate cost basis of $2.6 million as of December 31, 2022, representing a $22.1 million decrease from the balance as of December 31, 2021. On December 29, 2022 the Company completed the sale of the entity that owned the Mitigation Bank for a sales price of $8.1 million resulting in a loss on disposition of assets of $11.9 million. A balance of mitigation credits and mitigation credit rights were retained by the Company as part of the sale agreement.

Revenues and the cost of sales of mitigation credit sales are reported as revenues from, and direct costs of, real estate operations, respectively, in the consolidated statements of operations. During the year ended December 31, 2022, the Company sold 34 mitigation credits for proceeds of $3.5 million with a cost basis of $2.3 million. During the year ended December 31, 2021, the Company sold six mitigation credits for proceeds of $0.7 million with a cost basis of $0.5 million. Additionally, two mitigation credits with a cost basis of $0.1 million were accrued for as an expense during the year ended December 31, 2021, as such credits are to be provided to buyers of land at no cost. Mitigation credit sales totaled less than $0.1 million during the year ended December 31, 2020, which sales were offset by an aggregate charge to cost of sales totaling $3.1 million, comprised of (i) 42 mitigation credits with a cost basis of $2.9 million that were provided at no cost to buyers, (ii) the Company’s purchase of two mitigation credits for $0.2 million, and (iii) 31 mitigation credits with a cost basis of less than $0.1 million transferred to buyers of land previously sold and of which costs were accrued for in prior years at the time of the original land sale. Additionally, during the year ended December 31, 2020, the Company transferred 13.31 federal mitigation credits to the permit related to the land that gave rise to an environmental restoration matter that has been fully resolved as of December 31, 2021. These credits had an aggregate cost basis of $0.1 million and are included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2020.

Subsurface Interests. As of December 31, 2022, the Company owns 355,000 acres of Subsurface Interests. The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. The Company’s subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage, which revenues are included within real estate operations in the consolidated statements of operations. During the year ended December 31, 2022, the Company sold approximately 14,600 acres of subsurface oil, gas, and mineral rights for a sales price of $1.7 million. During the year ended December 31, 2021, the Company sold approximately 84,900 acres of subsurface oil, gas, and mineral rights for a sales price of $4.6 million. During the year ended December 31, 2020, the Company sold 345 acres of subsurface interests totaling $0.4 million.

During the years ended December 31, 2022, 2021, and 2020, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled less than $0.1 million during each respective year.

The Company is not prohibited from selling any or all of its Subsurface Interests. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee typically based on a percentage of the surface value. Should the Company complete a transaction to sell all or a portion of its Subsurface Interests or complete a release transaction, the Company may utilize the Section 1031 like-kind exchange structure in acquiring one or more replacement investments including income-producing properties. Cash payments for the release of surface entry rights totaled $0.2 million, $0.1 million, and $0.2 million during the years ended December 31, 2022, 2021 and 2020, respectively.

Land Impairments. There were no impairment charges on the Company’s undeveloped land holdings, or its income property portfolio, during the years ended December 31, 2022, 2021, or 2020. The $17.6 million impairment charge recognized during the year ended December 31, 2021, is related to the Company’s previously held retained interest in the Land JV. The aggregate impairment charge of $17.6 million is a result of eliminating the investment in joint ventures based on the final proceeds received through distributions of the Land JV in connection with closing the sale of substantially all of the Land JV’s remaining land to Timberline Acquisition Partners, an affiliate of Timberline Real Estate Partners (“Timberline”), for a final sales price of $66.3 million.

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

REIT CONVERSION MERGER

On January 29, 2021, in connection with the REIT conversion, the Company completed the Merger. As a result of the Merger, existing shares of CTO FL common stock were automatically converted, on a one-for-one basis, into shares of common stock of CTO MD. CTO MD is a corporation organized in the state of Maryland and has been renamed “CTO Realty Growth, Inc.”  CTO MD’s charter includes certain standard REIT provisions, including ownership limitations and transfer restrictions applicable to the Company’s capital stock. See Note 13, “Equity” for the Company’s disclosure related to the equity adjustments recorded during the three months ended March 31, 2021 in connection with the Merger.

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

We obtain Phase I environmental assessments on properties acquired. Phase I environmental site assessments are limited in scope and therefore may not reveal all environmental conditions affecting a property. However, if recommended in the initial assessments, we may undertake additional assessments such as soil and/or groundwater samplings or other limited subsurface investigations and ACM or mold surveys to test for substances of concern. A prior owner or operator of a property or historic operations at our properties may have created a material environmental condition that is not known to us or the independent consultants preparing the site assessments. Material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose material additional environmental liability. If environmental concerns are not satisfactorily resolved in any initial or additional assessments, we may obtain environmental insurance policies to insure against potential environmental risk or loss depending on the type of property, the availability and cost of the insurance and various other factors we deem relevant. Our ultimate liability for environmental conditions may exceed the policy limits on any environmental insurance policies we obtain, if any.

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

HUMAN CAPITAL

We believe that our employees are one of our greatest resources.  In order to attract and retain high performing individuals, we are committed to partnering with our employees to provide opportunities for their professional development and promote their well-being.  To that end, we have undertaken various initiatives, including the following:

●	providing opportunities to participate in industry conferences;
●	providing regular feedback to assist in employee development and providing opportunities for employees to provide suggestions to management and safely register complaints;
●	focusing on creating a workplace that values employee health and safety;
●	committing to the full inclusion of all qualified employees and applicants and providing equal employment opportunities to all persons, in accordance with the principles of the Equal Employment Opportunities Commission and the principles of the ADA; and
●	appreciating the many contributions of a diverse workforce, understanding that diverse backgrounds bring diverse perspectives, and result in unique insights.

At December 31, 2022, the Company had 26 full-time employees and considers its employee relations to be satisfactory.

AVAILABLE INFORMATION

The Company’s executive offices are located at 369 N. New York Avenue, Suite 201 Winter Park, Florida, and its telephone number is (407) 904-3324.

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

On the Company’s website you can also obtain, free of charge, a copy of this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable, after the Company files such material electronically with, or furnish it to, the Securities and Exchange Commission (“Commission” or “SEC”). The public may read and obtain a copy of any materials the Company files electronically with the Commission at www.sec.gov.

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

●	We are subject to risks related to the ownership of commercial real estate that could affect the performance and value of our properties.
●	Adverse changes in U.S., global and local regions or markets that impact our tenants’ businesses may materially and adversely affect us generally and the ability of our tenants to make rental payments to us pursuant to our leases.
●	Our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could materially and adversely affect us.
●	The loss of revenues from our income property portfolio or certain tenants would adversely impact our results of operations and cash flows.
●	Retail properties, particularly those with multiple tenants, depend on the presence of and successful operation of an anchor tenant or tenants and the failure of such tenant’s business or the loss of the anchor tenant(s) could adversely affect the overall success of our property and thereby could adversely impact our financial condition, results of operations and cash flows.
●	We are subject to risks that affect the general retail environment in the United States, such as weakness in the economy, the level of consumer spending, the adverse financial condition of large consumer retail companies and competition from discount and internet retailers, any of which could adversely affect market rents for retail space and the willingness or ability of retail tenants to lease space in our multi-tenant properties.
●	A significant portion of the revenue we generate from our income property portfolio is concentrated in specific industry classifications and/or geographic locations and any prolonged dislocation in those industries or downturn in those geographic areas would adversely impact our results of operations and cash flows.
●	Our revenues include receipt of management fees and potentially incentive fees derived from our provision of management services to PINE and the loss or failure, or decline in the business or assets, of PINE could substantially reduce our revenues.
●	There are various potential conflicts of interest in our relationship with PINE, including our executive officers and/or directors who are also officers and/or directors of PINE, which could result in decisions that are not in the best interest of our stockholders.

●	A part of our investment strategy is focused on investing in commercial loans and investments which may involve credit risk.
●	We may invest in fixed-rate loan investments, and an increase in interest rates may adversely affect the value of these investments, which could adversely impact our financial condition, results of operations and cash flows.
●	The commercial loans or similar financings we may acquire that are secured by commercial real estate typically depend on the ability of the property owner to generate income from operating the property. Failure to do so may result in delinquency and/or foreclosure.
●	We may suffer losses when a borrower defaults on a loan and the value of the underlying collateral is less than the amount due.
●	The Company’s real estate investments are generally illiquid.
●	We may experience a decline in the fair value of our real estate assets or investments which could result in impairments and would impact our financial condition and results of operations.
●	The Company has several stockholders that beneficially own more than 5% of the Company’s outstanding common stock and exercise the related voting rights of those shares. Actions by these stockholders, including trading activity, could have a material adverse impact on the trading price of our stock.
●	The Company may be unable to obtain debt or equity capital on favorable terms, if at all, or additional borrowings may impact our liquidity or ability to monetize any assets securing such borrowings.
●	Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to service or pay our debt.
●	Our operations and properties could be adversely affected in the event of natural disasters, pandemics, or other significant disruptions.
●	We may encounter environmental problems which require remediation or the incurrence of significant costs to resolve, which could adversely impact our financial condition, results of operations, and cash flows.
●	Failure to remain qualified as a REIT, would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.
●	Even if we qualify as a REIT, we may face other tax liabilities that could reduce our cash flows and negatively impact our results of operations and financial condition.
●	If we failed to distribute our Pre-REIT Conversion Earnings and Profits, we could fail to qualify as a REIT.
●	Failure to make required distributions would subject us to U.S. federal corporate income tax.
●	Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
●	The prohibited transactions tax may limit our ability to dispose of our properties.
●	The ability of the Board to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.
●	If we are not successful in utilizing the Section 1031 like-kind exchange structure in deploying the proceeds from dispositions of income properties, or our Section 1031 like-kind exchange transactions are disqualified, we could incur significant taxes and our results of operations and cash flows could be adversely impacted.
●	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

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

Certain of our tenants and or geographic concentrations may account for a significant portion of our base rent revenue (see Note 2, “Summary of Significant Accounting Policies” under the heading Concentration of Credit Risk in the notes to the consolidated financial statements in Item 8). Such geographic concentrations could be heightened by the fact that our investments may be concentrated in certain areas that are affected by epidemics or pandemics such as COVID-19 more than other areas. Any financial hardship and/or economic downturns in the financial industry, including a downturn similar to the financial crisis in 2007 through 2009, or in the states noted could have an adverse effect on our results of operations and cash flows.

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

While the Company’s strategy may include selectively selling non-core assets or other income-producing properties to recycle our capital, we may be unable to sell such assets or properties targeted for disposition due to adverse market or other conditions or not achieve the pricing or timing that is consistent with our expectations. This may adversely affect, among other things, the Company’s ability to deploy capital into the acquisition of other income-producing properties, the execution of our overall operating strategy and consequently our financial condition, results of operations, and cash flows.

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

Our revenues include the fees we earn from providing management services to PINE. The revenues we generate from managing PINE depend in large part on the ability of PINE to raise capital to invest in real estate assets and on the positive performance of PINE’s investments and stockholder returns. The performance of PINE is subject to a number of risks and uncertainties. Therefore, a portion of our operating results and our ability to maintain and grow the fees we earn from providing management services to PINE depends upon the ability of PINE and its tenants to maintain and grow their respective businesses. Our ability to maintain and grow the fees we earn from providing management services to PINE also depend upon the ability of PINE to maintain and grow its market capitalization and to achieve positive stockholder returns in excess of applicable total stockholder return indexes. Reduced business activities, market capitalizations or stockholder returns, sales of assets or the failure of PINE or the termination of our management agreement with PINE could materially reduce our revenues and our profitability thereby adversely impacting our cash flows and results of operations.

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

We may be unable to successfully operate PINE’s business.

We are paid a management fee to manage PINE’s business and we may be paid an incentive fee which will depend on numerous factors, including our ability to make investments on behalf of PINE that generate attractive, risk-adjusted returns, and thereby result in PINE’s stockholders achieving a necessary level of return. A key element of PINE’s success includes its ability to raise additional equity capital to fund its goals for growth. Our successful performance as the manager of PINE therefore depends, in part, our ability to assist PINE in raising equity capital in amounts sufficient to support PINE’s goals and on acceptable terms. Our successful performance as the manager of PINE also depends on our ability to access debt financing for PINE, and on acceptable terms. There can be no assurance that we will be successful in this business, that PINE will achieve its objectives, will invest successfully in income properties and will generally operate successfully, or that we will earn fees from PINE sufficient to recover the costs we have incurred or to provide a suitable return on our investment in PINE.

Declines in the market values of our investment in PINE may adversely affect periodic reported results.

We hold a significant equity interest in PINE as of December 31, 2022 including the OP Units we hold in the PINE Operating Partnership as further described in Note 1, “Organization” in the notes to the consolidated financial statements in Item 8. PINE is publicly traded and as such, PINE’s common stock is subject to the risks associated with public equities, including, but not limited to, market risk broadly, risks associated with the REIT industry, and risks associated with the real estate industry more specifically. The public equity markets can be volatile, and the value of PINE’s stock and OP Units may fluctuate significantly over short periods of time. A significant decrease in the trading price of PINE’s stock  could result in losses that have a material adverse effect on the value of our investment in PINE which could adversely impact our financial condition.

There are various potential conflicts of interest in our relationship with PINE, including our executive officers and/or directors who are also officers and/or directors of PINE, which could result in decisions that are not in the best interest of our stockholders.

We are subject to conflicts of interest that may exist or could arise in the future with PINE, including our executive officers and/or directors who are also directors or officers of PINE. Conflicts may include, without limitation: conflicts arising from the enforcement of agreements between us and PINE; conflicts in the amount of time that our officers and employees will spend on our affairs versus PINE's affairs; and conflicts in future transactions that we may pursue with PINE. Transactions between us and PINE would be subject to certain approvals of our directors; however, there can be no assurance that such approval will be successful in achieving terms and conditions as favorable to us as would be available from a third party. Our president and chief executive officer who is also one of our directors also serves on PINE's board of directors.

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

Commercial Loans and Investments

A part of our investment strategy is focused on investing in commercial loans and  investments which may involve credit risk.

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

When we seek to invest in commercial loans or similar financings secured by underlying real estate, we may not be able to acquire such loan investments at favorable spreads over our borrowing costs. We compete with many other investment groups including other REITs, public and private investment funds, life insurance companies, commercial and investment banks and, commercial finance companies, including some of the third parties with which we expect to have relationships. In most instances the competition has greater financial capacity, are larger organizations and has a greater operating presence in the market. As a result, we may not be able to acquire commercial loans or similar financings in the future at all or at favorable spreads over our borrowing costs, which could adversely impact our results of operations and cash flows and would likely result in the need for any growth in our portfolio of income-producing assets to be achieved through the acquisition of income properties.

Debt and preferred equity investments could cause us to incur expenses, which could adversely affect our results of operations.

We have in the past, currently and will own in the future, investments in first mortgages, mezzanine loans, junior participations and preferred equity interests. Such investments may or may not be recourse obligations of the borrower and are not insured or guaranteed by governmental agencies or otherwise. In the event of a default under these obligations, we may have to take possession of the collateral securing these interests including through foreclosure proceedings. Borrowers may contest enforcement of foreclosure or our other remedies and may seek bankruptcy protection to potentially block our actions to enforce their obligations to us. Relatively high loan-to-value ratios and declines in the value of the underlying collateral property may prevent us from realizing an amount equal to our investment upon foreclosure or realization even if we make substantial improvements or repairs to the underlying real estate to maximize such property’s investment potential. Although we have maintained and regularly evaluated financial reserves to properly accrue for potential future losses, our reserves would reflect management’s judgment of the probability and severity of losses and the value of the underlying collateral. We cannot be certain that our judgment will prove to be correct and that our reserves, if any, will be adequate over time to protect against future losses due to unanticipated adverse changes in the economy or events adversely affecting specific properties, assets, tenants, borrowers, industries in which our tenants and borrowers operate or markets in which our tenants and borrowers, or their properties are located. If we are unable to enforce our contractual rights, including but not limited to, taking possession of the collateral property in a foreclosure circumstance, or our reserves for credit losses prove inadequate, we could suffer losses which would have a material adverse effect on our financial condition, results of operations, and cash flows.

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

The commercial loans or similar financings we have acquired and may acquire in the future that are secured by commercial real estate typically depend on the ability of the property owner to generate income from operating the property. Failure to do so may result in delinquency and/or foreclosure.

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

Downturns in the U.S. economy and real estate markets have at times caused the fair value of certain of our properties to decrease. If the real estate market were to experience another decline, we may be required to take write-downs against our earnings for other than temporary impairments in the value of our real estate assets including our income properties, commercial loans and investments and similar financings or other capitalized costs. Any such non-cash charges could have an adverse effect on our financial condition and results of operations.

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

In order to further our business objectives, we have in the past and expect to continue to seek to obtain additional debt financing or raise equity capital and may be unable to do so on favorable terms, if at all. We may obtain unsecured debt financing in addition to our Credit Facility which could decrease our borrowing capacity under the Credit Facility. Other sources of available capital may be more expensive or available under terms that are more restrictive than the Company’s existing debt capital. Any of these occurrences could adversely affect the Company’s business, financial condition, results of operations, and cash flows.

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

We have in the past and expect to continue to utilize derivative instruments to hedge risk, which may adversely affect our borrowing cost and expose us to other risks.

The derivative instruments we have used in the past and expect to continue to use in the future are and could be in the form of interest rate swaps, interest rate caps and or interest rate collars. Interest rate swaps effectively change variable-rate debt obligations to fixed-rate debt obligations or fixed-rate debt obligations to variable-rate debt obligations. Interest rate caps limit our exposure to rising interest rates. Interest rate collars limit our exposure to rising interest rates while also limited our benefit from declining interest rates.

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

Our operating results depend in part on the difference between the income achieved from our income-producing assets and management fee income streams and the interest expense incurred in connection with our interest-bearing liabilities. Changes in the general level of interest rates prevailing in the financial markets have in the past affected and may in the future affect the spread between our income-producing assets and management fee income streams and our interest-bearing liabilities subject to the impact of interest rate floors and caps, as well as the amounts of floating rate assets and liabilities. Any significant compression of the spreads between income-producing assets and management fee income streams and interest-bearing liabilities could have a material adverse effect on us. While interest rates remain low relative to certain historical rates, rates have recently risen and are generally expected to rise in the coming years, although there is no certainty as to the amount by which they may rise. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, inflation, labor markets, and other factors beyond our control. In the event of a rising interest rate environment, rates could create a mismatch between the income we generate from our income-producing assets and management fee income streams and the interest expense incurred on our floating rate debt that could have a significant adverse effect on our financial condition, our operating results and, our cash flows. An increase in interest rates could also, among other things, reduce the value of certain of our income-producing assets and our ability to realize gains from the sale of such assets.

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

Effective January 1, 2022, the Company adopted ASU 2020-06 whereby diluted EPS includes the dilutive impact of the 2025 Notes (hereinafter defined) using the if-converted method. Upon adoption, the Company recorded a $7.0 million adjustment to reduce additional paid-in capital to eliminate the non-cash equity component of the 2025 Notes with  corresponding offsets including (i) a $4.0 million cumulative effect adjustment to the opening balance of retained earnings and (ii) a $3.0 million adjustment to eliminate the non-cash portion of the convertible notes discount, net of accumulated amortization (the “2025 Notes Adjustment”). The 2025 Notes Adjustment was made on January 1, 2022, and is reflected in the accompanying consolidated statements of stockholders’ equity.

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

If we are not successful in utilizing the Section 1031 like-kind exchange structure in deploying the proceeds from dispositions of income properties, or our Section 1031 like-kind exchange transactions are disqualified, we could incur significant taxes and our results of operations and cash flows could be adversely impacted.

Although, as a REIT, we generally will not be subject to U.S. federal income tax on the taxable income that we distribute to our stockholders, we will nevertheless pay tax at the highest applicable regular U.S. federal corporate income tax rate (currently 21%) if we recognize built-in gain on the sale or disposition of any asset we held on January 1, 2020 (the first day of our first REIT year), during the five-year period after such date (the “Built-in Gains Tax”). Our strategy of investing in income-producing properties includes the utilization, when possible, of proceeds obtained from the disposition of income properties or from prior land transactions which qualify for deferral of the applicable income tax through the Section 1031 like-kind exchange provisions (“Section 1031”). Conducting Section 1031 exchanges generally will not trigger the Built-in Gains Tax. However, sales transactions that we completed in which we applied Section 1031 may be disqualified for such treatment if we are deemed to have conducted activities on the land or in connection with the transaction that are inconsistent with the activities of a long-term investor such as the activities of a developer or a dealer. In addition, if we fail to complete a qualifying acquisition utilizing the aforementioned proceeds or complete the intended qualifying acquisition outside the specified period of time allowed for completing such transaction the application of Section 1031 would be disqualified. If a transaction we deemed qualifying for Section 1031 exchange treatment is subsequently disqualified by the IRS, we may be subject to increased income taxes, including the Built-in Gains Tax, which would adversely impact our results of operations and our cash flows. In such a case, we could also possibly be subject to the 100% prohibited transactions tax applicable to REITs.

If the provisions of Section 1031 were altered substantially or eliminated, our financial position, results of operations and cash flows could be adversely impacted.

A fundamental element of our strategy is investing in income-producing properties, in some instances utilizing the proceeds obtained from the disposition of our income properties in tax deferred like-kind exchanges. As noted above, the use of Section 1031 will generally allow us to avoid the Built-in Gains Tax that may apply during the five-year period following our REIT conversion. If Section 1031, including the deferral of taxes on gains related to the sale of real property such as our income properties, were to be altered substantially or eliminated, we may be limited in our ability to dispose of properties and may be subject to increased income taxes, including the Built-in Gains Tax, which may have a material adverse effect on our results of operations and our cash flows.

You may be restricted from acquiring or transferring certain amounts of our common stock.

The stock ownership restrictions for REITs in the Code and the 9.8% share ownership limit in our charter may inhibit market activity in our capital stock and restrict our business combination opportunities.

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

The Company’s income-producing properties are generally covered by comprehensive liability, fire, and extended insurance coverage, typically paid by the tenant under the triple-net and double-net lease structure. The Company believes the insurance carried on our properties is adequate and in accordance with industry standards. There are, however, types of losses (such as from hurricanes, earthquakes, floods or other types of natural disasters, or wars, terrorism, or other acts of violence) which may be uninsurable or the cost of insuring against these losses may not be economically justifiable. If an uninsured loss occurs or a loss exceeds policy limits, the Company could lose both its invested capital and anticipated revenues from the property, thereby reducing the Company’s cash flow, impairing the value of the impacted income properties and adversely impacting the Company’s financial condition and results of operations.

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

In January 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-01 which is in response to concerns about structural risks of interbank offered rates (“IBORs”), and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in numerous jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The amendments in ASU 2021-01 are effective immediately and clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The Company believes that its interest rate swaps, hereinafter described in Note 17, “Interest Rate Swaps”, meet the scope of Topic 848-10-15-3A and therefore, the Company will be able to continue to apply a perfectly effective assessment method for each interest rate swap by electing the corresponding optional expedient for subsequent assessments.

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

We cannot predict the unintended consequences and market distortions that may stem from far-ranging governmental intervention in the economic and financial system or from financial reform legislation.

The laws and regulations governing our operations, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could negatively impact our business, results of operations and financial condition, impose additional costs on us or otherwise adversely affect our business.

The U.S. government, the U.S. Federal Reserve, the U.S. Treasury, the SEC and other governmental and regulatory bodies have taken or are taking various actions involving intervention in the economic and financial system and regulatory reform of the oversight of financial markets. In 2010, former President Obama signed into law the Dodd- Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which has changed the regulation of financial institutions and the financial services industry. The current regulatory environment may be impacted by recent and potential future legislative developments, such as amendments to key provisions of the Dodd-Frank Act. The Biden Administration is likely to take a more active approach to banking and financial regulation than the prior Trump Administration, particularly to promote policy goals involving climate change, racial equity, ESG matters, consumer financial protection and infrastructure, which could affect our business and operations if enacted. However, with a

Republican majority in the U.S. House of Representatives, we cannot predict whether the Biden Administration will be able to enact any significant legislative measures in these areas.

In addition, the substance of regulatory supervision may be influenced through the appointment of individuals to the U.S. Federal Reserve Board and other financial regulatory bodies. With the support of a Democratic majority in the Senate, President Biden may be more likely to be able to have his nominees to such bodies confirmed and, accordingly, carry out the Administration's regulatory agenda.

We cannot predict the ultimate content, timing, or effect of legislative and regulatory actions under the Biden Administration, nor is it possible at this time to estimate the impact of any such actions which could have a dramatic impact on our business, results of operations and financial condition.

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

Since late December 2019, the COVID-19 Pandemic has spread globally, including every state in the United States. The COVID-19 Pandemic has had, and other future pandemics could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 Pandemic and its variants have significantly adversely impacted global economic activity and produced significant volatility in the global financial markets. The global impact of the outbreak has rapidly evolved and, as cases of COVID-19 continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel.

Certain states and cities, including those in which we own properties, have also reacted by instituting quarantines, restrictions on travel, “shelter at home” rules, and importantly restrictions on the types of business that may continue to operate or requiring others to shut down completely. Additional states and cities may implement similar restrictions. As a result, the COVID-19 Pandemic has negatively impacted most every industry directly or indirectly. A number of our tenants have announced temporary closures of their stores and requested rent deferral, or in some instances, rent abatement while the pandemic remains. Many experts predict that the COVID-19 Pandemic will trigger, or even has already triggered, a period of global economic slowdown or possibly a global recession. The COVID-19 Pandemic, or a future pandemic, could have material and adverse effects on our ability to successfully operate our business and, as a result, our financial condition, results of operations and cash flows due to, among other factors:

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

The extent to which the COVID-19 Pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with any degree of certainty, including the scope, severity, and duration of the COVID-19 Pandemic, and the impact of actions taken by governmental and health organizations to contain the COVID-19 Pandemic or mitigate its impact, and the direct and indirect economic effects of the COVID-19 Pandemic and containment measures, among others. Additional closures by our tenants of their businesses and early terminations by our tenants of their leases could reduce our cash flows, which could impact our ability to continue paying dividends to our stockholders at expected levels or at all. The rapid onset of the COVID-19 Pandemic and the continued uncertainty of its duration and long-term impact precludes any prediction of the magnitude of the adverse impact on the U.S. economy, our tenant’s businesses and ours. Consequently, the COVID-19 Pandemic presents material uncertainty and risk with respect to our business operations, and therefore our financial condition, results of operations, and cash flows. Further, many risk factors disclosed in this Annual Report on Form 10-K for the year ended December 31, 2022, should be interpreted as heightened risks as a result of the impact of the COVID-19 Pandemic.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.              PROPERTIES

Our principal offices are located at 369 N. New York Avenue, Suite 201, Winter Park, Florida 32789.

As of December 31, 2022, the Company owns the following assets: (i) 8 properties occupied by single-tenants located in Florida, New Mexico, and Virginia; (ii) 15 multi-tenant properties located in Arizona, Florida, Georgia, Nevada, New Mexico, North Carolina, Texas, and Utah; (iii) full or fractional subsurface oil, gas, and mineral interests underlying 355,000 “surface acres” in 19 counties in Florida; and (iv) an inventory of mitigation credits. Please refer to Item 1. “Business” for a more detailed discussion of our properties.

ITEM 3.              LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations. See Note 22, “Commitments and Contingencies” in the notes to the consolidated financial statements in Item 8 for additional disclosure related to the Company’s legal proceedings.

ITEM 4.              MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES

COMMON STOCK PRICES AND DIVIDENDS

The Company’s common stock trades on the NYSE under the symbol “CTO”. The Company has paid dividends on a continuous basis since 1976, the year in which its initial dividends were paid. Aggregate annual dividends per common share, which were paid quarterly totaled $1.49 and $1.33 during the years ended December 31, 2022 and 2021, respectively.

The level of future dividends will be subject to an ongoing review of the Company’s operating results and financial position, the annual distribution requirements under the REIT provisions of the Code and, among other factors, the overall economy, with an emphasis on our local real estate market and our capital needs.

The number of stockholders of record as of February 17, 2023 (without regard to shares held in nominee or street name) was 458. Many of the Company’s shares of common stock are held by brokers and institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2022 which were not previously reported.

Issuer Purchases of Equity Securities

None.

STOCK PERFORMANCE GRAPH

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

Among CTO Realty Growth, Inc., the Russell 2000 Index,

the FTSE Nareit Equity REITs Index, the NYSE Composite Index, the 2022 Peer Group

The following performance graph shows a comparison of cumulative total stockholder return from a $100 investment in stock of the Company over the five-year period ending December 31, 2022, with the cumulative stockholder return of the following: (i) the Russell 2000 Index; (ii) the FTSE Nareit Equity REITs Index; (iii) the NYSE Composite Index, a real estate industry index provided by Research Data Group; and (iv) an index of selected issuers in our Peer Group (composed of Armada Hoffler Properties, Inc., Acadia Realty Trust, Agree Realty Corporation, Chatham Lodging Trust, Clipper Realty Inc., Four Corners Property Trust, Inc., Getty Realty Corp., NetSTREIT Corp., One Liberty Properties Inc., Plymouth Industrial REIT Inc., RPT Realty, Seritage Growth Properties, and Whitestone REIT (the “Peer Group”)). Monmouth Real Estate Investment Corp. was removed from the Peer Group due to its acquisition by Industrial Logistics

Properties Trust.

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

Our Business

We are a publicly traded, self-managed equity REIT that focuses on the ownership, management, and repositioning of high-quality retail and mixed-use properties located primarily in what we believe to be faster growing, business-friendly markets exhibiting accommodative business tax policies, outsized relative job and population growth, and where retail demand exceeds supply. We have pursued our investment strategy by investing primarily through fee simple ownership of our properties, commercial loans and preferred equity.

We own and manage, sometimes utilizing third-party property management companies, 23 commercial real estate properties in 9 states in the United States. As of December 31, 2022, we owned 8 single-tenant and 15 multi-tenant income-producing properties comprising 3.7 million square feet of gross leasable space.

In addition to our income property portfolio, as of December 31, 2022, our business included the following:

Management Services:

●	A fee-based management business that is engaged in managing PINE, see Note 5, “Related Party Management Services Business” in the notes to the consolidated financial statements in Item 8.

Commercial Loans and Investments:

●	A portfolio of three commercial loan investments and one preferred equity investment which is classified as a commercial loan investment.

Real Estate Operations:

●	A portfolio of subsurface mineral interests associated with approximately 355,000 surface acres in 19 counties in the State of Florida (“Subsurface Interests”); and

●	An inventory of mitigation credits as well as mitigation credits to be produced by the Company’s formerly owned mitigation bank.

On December 10, 2021, the entity that held approximately 1,600 acres of undeveloped land in Daytona Beach, Florida (the “Land JV”), of which the Company previously held a 33.5% retained interest, completed the sale of all of its remaining land holdings for $66.3 million to Timberline Acquisition Partners, LLC an affiliate of Timberline Real Estate Partners (the “Land JV Sale”). Proceeds to the Company after distributions to the other member of the Land JV, and before taxes, were $24.5 million. Prior to the completion of the Land JV Sale, the Company was engaged in managing the Land JV, as further described in Note 5, “Related Party Management Services Business” in the notes to the consolidated financial statements in Item 8. As a result of the Land JV Sale and corresponding dissolution of the Land JV, the Company no longer holds a retained interest in the Land JV as of December 31, 2021.

Our business also includes our investment in PINE. As of December 31, 2022, the fair value of our investment totaled $42.0 million, or 14.6% of PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

The Company operates in four primary business segments: income properties, management services, commercial loans and investments, and real estate operations.

REIT Conversion

As of December 31, 2020, the Company had completed certain internal reorganization transactions necessary to begin operating in compliance with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2020. See Item 1, “Business” for information related to the Company’s REIT conversion and related transactions. On January 29, 2021, in connection with the REIT conversion, the Company completed the Merger in order to reincorporate in Maryland and facilitate its ongoing compliance with the REIT requirements.

Selected Historical Financial Information

The following table summarizes our selected historical financial information for each of the last five fiscal years (in thousands except per share amounts). The selected financial information has been derived from our audited consolidated financial statements. Additional data for fiscal years 2022, 2021, and 2020 is included elsewhere in this report.

	Fiscal Years Ended
	2022	2021	2020	2019	2018
Total Revenues	$82,320	$70,272	$56,381	$44,941	$43,658

Operating Income	$10,667	$23,345	$12,280	$34,199	$31,385

Net Income Attributable to the Company	$3,158	$29,940	$78,509	$114,973	$37,168
Distributions to Preferred Stockholders	(4,781)	(2,325)	—	—	—
Net Income (Loss) Attributable to Common Stockholders	$(1,623)	$27,615	$78,509	$114,973	$37,168

Per Share Information:
Basic:
Income (Loss) From Continuing Operations Attributable to Common Stockholders	$(0.09)	$1.56	$5.56	$1.11	$0.91
Income From Discontinued Operations (Net of Income Tax) Attributable to Common Stockholders	—	—	—	6.57	1.35
Basic Net Income (Loss) per Share Attributable to Common Stockholders	$(0.09)	$1.56	$5.56	$7.68	$2.26

Diluted:
Income (Loss) From Continuing Operations Attributable to Common Stockholders	$(0.09)	$1.56	$5.56	$1.11	$0.90
Income From Discontinued Operations (Net of Income Tax) Attributable to Common Stockholders	—	—	—	6.56	1.34
Diluted Net Income (Loss) per Share Attributable to Common Stockholders	$(0.09)	$1.56	$5.56	$7.67	$2.24

Dividends Declared and Paid - Preferred Stock	$1.59	$—	$—	$—	$—
Dividends Declared and Paid - Common Stock	$1.49	$1.33	$4.63	$0.15	$0.09

Summary of Financial Position:
Real Estate—Net	$734,721	$494,695	$442,384	$370,591	$368,751
Total Assets	$986,545	$733,139	$666,700	$704,194	$556,841
Stockholders’ Equity	$504,770	$430,480	$350,899	$285,413	$211,761
Long-Term Debt	$445,583	$278,273	$273,830	$286,310	$247,114

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

Reconciliation of Non-U.S. GAAP Measures (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net Income Attributable to the Company	$3,158	$29,940	$78,509
Add Back: Effect of Dilutive Interest Related to 2025 Notes (1)	—	—	—
Net Income Attributable to the Company, If-Converted
Depreciation and Amortization of Real Estate	28,799	20,581	19,063
Loss (Gain) on Disposition of Assets, Net of Income Tax	4,170	(28,316)	(9,746)
Loss (Gain) on Disposition of Other Assets	(2,992)	(4,924)	2,480
Impairment Charges, Net	—	13,283	9,147
Unrealized Loss (Gain) on Investment Securities	1,697	(10,340)	8,240
Income Tax Expense (Benefit) from Non-FFO Items and De-Recognition of REIT Deferred Tax Assets and Liabilities	—	1,840	(80,225)
Funds from Operations	34,832	22,064	27,468
Distributions to Preferred Stockholders	(4,781)	(2,325)	—
Funds From Operations Attributable to Common Stockholders	30,051	19,739	27,468
Loss (Gain) on Extinguishment of Debt	—	3,431	(1,141)
Amortization of Intangibles to Lease Income	2,161	(404)	(1,754)
Less: Effect of Dilutive Interest Related to 2025 Notes (1)	—	—	—
Core Funds From Operations Attributable to Common Stockholders	32,212	22,766	24,573
Adjustments:
Straight-Line Rent Adjustment	(2,166)	(2,443)	(2,564)
COVID-19 Rent Repayments (Deferrals), Net	105	842	(1,005)
Other Depreciation and Amortization	(232)	(676)	(834)
Amortization of Loan Costs and Discount on Convertible Debt, and Capitalized Interest	774	1,864	1,833
Non-Cash Compensation	3,232	3,168	2,786
Non-Recurring G&A	—	155	1,426
Adjusted Funds From Operations Attributable to Common Stockholders	$33,925	$25,676	$26,215

Weighted Average Number of Common Shares:
Basic	18,508,201	17,676,809	14,114,631
Diluted (2)	18,508,201	17,676,809	14,114,631

Dividends Declared and Paid - Preferred Stock	$1.59	$0.77	$—
Dividends Declared and Paid - Common Stock	$1.49	$1.33	$4.63
(1)	As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in net income or loss that would result from the assumed conversion of the 2025 Convertible Senior Notes to derive FFO effective January 1, 2022 due to the implementation of ASU 2020-06 which requires presentation on an if-converted basis. For the year ended December 31 2022, a total of $2.2 million of interest was not included, as the impact of the 2025 Notes, if-converted, would be antidilutive to the net loss attributable to common stockholders of $1.6 million.
(2)	A total of 3.1 million shares, representing the dilutive impact of the 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, were not included in the computation of diluted net loss attributable to common stockholders for the year ended December 31, 2022 because they were antidilutive to the net loss attributable to common stockholders of $1.6 million.

Other Data (in thousands except per share data):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
FFO Attributable to Common Stockholders	$30,051	$19,739	$27,468
FFO Attributable to Common Stockholders per Common Share - Diluted	$1.62	$1.12	$1.95

Core FFO Attributable to Common Stockholders	$32,212	$22,766	$24,573
Core FFO Attributable to Common Stockholders per Common Share - Diluted (1)	$1.74	$1.29	$1.74

AFFO Attributable to Common Stockholders	$33,925	$25,677	$26,215
AFFO Attributable to Common Stockholders per Common Share - Diluted (1)	$1.83	$1.45	$1.86
(1)	A total of 3.1 million shares, representing the dilutive impact of the 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, were not included in the computation of diluted net loss attributable to common stockholders for the year ended December 31, 2022 because they were antidilutive to the net loss attributable to common stockholders of $1.6 million.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Revenue

Total revenue for the year ended December 31, 2022 is presented in the following summary and indicates the changes as compared to the year ended December 31, 2021 (in thousands):

	Year Ended
Operating Segment	December 31, 2022	December 31, 2021	$ Variance	% Variance
Income Properties	$68,857	$50,679	$18,178	35.9%
Management Services	3,829	3,305	524	15.9%
Commercial Loans and Investments	4,172	2,861	1,311	45.8%
Real Estate Operations	5,462	13,427	(7,965)	(59.3)%
Total Revenue	$82,320	$70,272	$12,048	17.1%

Total revenue for the year ended December 31, 2022 increased to $82.3 million, compared to $70.3 million during the year ended December 31, 2021. The increase in total revenue is primarily attributable to increased revenue produced by the Company’s recent income property acquisitions versus that of properties disposed of by the Company during the comparative period. Revenues further benefited from increased management fee income from PINE as well as increases in revenue generated from the Company’s portfolio of commercial loans and investments. These increases were offset by an $8.0 million decrease in real estate operations primarily due to a non-recurring land sale during the year ended December 31, 2021.

Income Properties

Revenue and operating income from our income property operations totaled $68.9 million and $48.5 million, respectively, during the year ended December 31, 2022, compared to total revenue and operating income of $50.7 million and $36.9 million, respectively, for the year ended December 31, 2021. The direct costs of revenues for our income property operations totaled $20.4 million and $13.8 million for the years ended December 31, 2022 and 2021, respectively. The increase in revenues of $18.2 million, or 35.9%, during the year ended December 31, 2022 is primarily related to the significant acquisition volume of multi-tenant properties.

Management Services

Revenue from our management services totaled $3.8 million during the year ended December 31, 2022, and was earned from PINE. Revenue from our management services totaled $3.3 million during the year ended December 31, 2021, including $3.2 million and $0.1 million earned from PINE and the Land JV, respectively.

Commercial Loans and Investments

Interest income from our commercial loans and investments totaled $4.2 million and $2.9 million during the years ended December 31, 2022 and 2021, respectively. The increase is due to the timing of investments and repayments by borrowers within the Company’s commercial loans and investment portfolio.

Real Estate Operations

During the year ended December 31, 2022, operating income from real estate operations was $3.0 million on revenues totaling $5.5 million. During the year ended December 31, 2021, operating income from real estate operations was $4.8 million on revenues totaling $13.4  million. The operating income during the year ended December 31, 2022 was primarily due to mitigation credit sales and sales of Subsurface Interests. The decreased operating income during the year ended December 31, 2022 is primarily due to the sale of the Daytona Beach Development for $6.25 million which occurred during the year ended December 31, 2021.

General and Administrative Expenses

Total general and administrative expenses for the year ended December 31, 2022 is presented in the following summary and indicates the changes as compared to the year ended December 31, 2021 (in thousands):

	Year Ended
General and Administrative Expenses (in thousands)	December 31, 2022	December 31, 2021	$ Variance	% Variance
Recurring General and Administrative Expenses	$9,667	$7,879	$1,788	22.7%
Non-Cash Stock Compensation	3,232	3,168	64	2.0%
REIT Conversion and Other Non-Recurring Items	—	155	(155)	(100.0)%
Total General and Administrative Expenses	$12,899	$11,202	$1,697	15.1%

Gains (Losses) and Impairment Charges

2022 Dispositions. During the year ended December 31, 2022, the Company sold six income properties, including (i) Party City, a single-tenant income property located in Oceanside, New York for $6.9 million, (ii) the Carpenter Hotel ground lease, a single-tenant income property located in Austin, Texas, which was recorded as a commercial loan investment prior to its disposition, for $17.1 million, (iii) the multi-tenant Westland Gateway Plaza located in Hialeah, Florida, which was recorded as a commercial loan investment prior to its disposition, for $22.2 million, (iv) Chuy’s, a single-tenant property, located in Jacksonville, Florida for $5.8 million, (v) Firebirds, a single-tenant property, located in Jacksonville, Florida for $5.5 million, and (vi) 245 Riverside, a multi-tenant office income property located in Jacksonville, Florida for $23.6 million. The sale of these six properties reflect a total disposition volume of $81.1 million, resulting in aggregate gains of $4.7 million.

The $4.7 million in aggregate income property sale gains were offset by an $11.9 million loss on the sale of the Company’s Mitigation Bank during the year ended December 31, 2022.

2021 Dispositions. During the year ended December 31, 2021, the Company disposed of one multi-tenant income property and 14 single-tenant income properties, including (i) World of Beer/Fuzzy’s Taco Shop, a multi-tenant income property located in Brandon, Florida for $2.3 million, (ii) Moe’s Southwest Grill, a single-tenant income property located in Jacksonville, Florida for $2.5 million, (iii) Burlington, a single-tenant income property located in North Richland Hills, Texas for $11.5 million, (iv) Staples, a single-tenant income property located in Sarasota, Florida for $4.7 million, (v) the CMBS Portfolio, sold to PINE, consisting of six single-tenant income properties for $44.5 million, (vi) Chick-fil-A, a single-tenant property, located in Chandler, Arizona for $2.9 million, (vii) JPMorgan Chase Bank, a single-tenant property, located in Chandler, Arizona for $4.7 million, (viii) Fogo De Chao, a single-tenant property, located in Jacksonville,

Florida for $4.7 million, (ix) Wells Fargo, a single-tenant office income property located in Raleigh, North Carolina for $63.0 million, and (x) 24 Hour Fitness, a single-tenant income property located in Falls Church, VA for $21.5 million. The sale of the properties reflect a total disposition volume of $162.3 million, resulting in aggregate gains of $28.2 million.

Impairment Charges. There were no impairment charges on the Company’s undeveloped land holdings, or its income property portfolio, during the years ended December 31, 2022 or 2021. The $17.6 million impairment charge recognized during the year ended December 31, 2021 is related to the Company’s previously held retained interest in the Land JV. The aggregate impairment charge of $17.6 million is a result of eliminating the investment in joint ventures based on the final proceeds received through distributions of the Land JV in connection with closing the sale of substantially all of the Land JV’s remaining land with Timberline, for a final sales price of $66.3 million.

Loss on Extinguishment of Debt. During the year ended December 31, 2021, the Company repurchased $11.4 million aggregate principal amount of 2025 Notes at a $1.6 million premium, resulting in a loss on extinguishment of debt of $2.9 million. Additionally, in connection with the disposition of the CMBS Portfolio during the year ended December 31, 2021, and related assumption by the buyer of the Company’s $30.0 million fixed-rate mortgage note payable, the Company recognized a $0.5 million loss on extinguishment of debt related to the write-off of unamortized financing costs. There were no losses on extinguishment of debt during the year ended December 31, 2022.

Depreciation and Amortization

Depreciation and amortization totaled $28.9 million and $20.6 million during the years ended December 31, 2022 and 2021, respectively. The increase of $8.3 million is primarily due to the increase in the Company’s income property portfolio.

Investment and Other Income (Loss)

During the year ended December 31, 2022, the closing stock price of PINE decreased by $0.96 per share, with a closing price of $19.08 on December 31, 2022. During the year ended December 31, 2021, the closing stock price of PINE increased by $5.05 per share, with a closing price of $20.04 on December 31, 2021. The increase (decrease) resulted in an unrealized, non-cash gain (loss) on the Company’s investment in PINE of $(1.7) million and $10.3 million which is included in investment and other income (loss) in the consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively.

The Company earned dividend income from the investment in PINE of $2.3 million and $2.1 million during the years ended December 31, 2022 and 2021, respectively.

Interest Expense

Interest expense totaled $11.1 million and $8.9 million for the years ended December 31, 2022 and 2021, respectively.  The increase of $2.2 million resulted primarily from overall higher leverage as well as higher interest rates than the variable rate Credit Facility.

Net Income

Net income attributable to the Company totaled $3.2 million and $29.9 million during the years ended December 31, 2022 and 2021, respectively. The decrease in net income is attributable to the factors described above.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Revenue

Total revenue for the year ended December 31, 2021 is presented in the following summary and indicates the changes as compared to the year ended December 31, 2020 (in thousands):

	Year Ended
Operating Segment	December 31, 2021	December 31, 2020	$ Variance	% Variance
Income Properties	$50,679	$49,953	$726	1.5%
Management Services	3,305	2,744	561	20.4%
Commercial Loans and Investments	2,861	3,034	(173)	(5.7)%
Real Estate Operations	13,427	650	12,777	1965.7%
Total Revenue	$70,272	$56,381	$13,891	24.6%

Total revenue for the year ended December 31, 2021 increased to $70.3 million, compared to $56.4 million during the year ended December 31, 2020. The increase in total revenue is primarily attributable to increased revenue from real estate operations related to the sale of the Daytona Beach Development, Subsurface Interests and mitigation credits, as further described below, in addition to increased income produced by the Company’s recent income property acquisitions versus that of properties disposed of by the Company during the comparative period. Revenues further benefited from increased management fee income from PINE. These increases were offset by a decrease in revenue generated from the Company’s portfolio of commercial loans and investments.

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

Management Services

Revenue from our management services totaled $3.3 million during the year ended December 31, 2021, including $3.2 million and $0.1 million earned from PINE and the Land JV, respectively. Revenue from our management services totaled $2.7 million during the year ended December 31, 2020, including $2.5 million and $0.2 million earned from PINE and the Land JV, respectively

Commercial Loans and Investments

Interest income from our commercial loans and investments totaled $2.9 million and $3.0 million during the years ended December 31, 2021 and 2020, respectively. The decrease is due to the timing of investments and sales within the Company’s commercial loans and investments portfolio, as further described below.

2021 Portfolio. As of December 31, 2021, the Company’s commercial loans and investments portfolio included two commercial loan investments and two commercial properties. The timing of the investments includes (i) the origination of one commercial loan investment during the fourth quarter of 2020, (ii) the origination of one commercial loan investment during the second quarter of 2021, and (iii) the acquisition of two commercial properties during the third quarter of 2020 and 2019, individually, which are accounted for as commercial loan investments due to future repurchase rights.

2020 Portfolio. As of December 31, 2020, the Company’s commercial loans and investments portfolio included one commercial loan investment and two commercial properties, of which one was originated during the third quarter of 2019, and two were originated during the third and fourth quarter of 2020. Additionally, during the three months ended June 30, 2020, the Company sold four of its commercial loans and investments in an effort to strengthen the Company’s liquidity in light of the COVID-19 Pandemic.

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

Commercial Loans and Investments. In light of the COVID-19 Pandemic, during the three months ended March 31, 2020, the Company began marketing its commercial loan portfolio in advance of their upcoming maturities to further strengthen the Company’s liquidity. The Company received multiple bids for the portfolio including a bid offering a value that was at a discount to par. Additionally, the Company implemented the guidance regarding current expected credit losses (“CECL”) effective January 1, 2020, which resulted in an allowance reserve of $0.3 million. The CECL reserve combined with the impairment related to marketing the loan portfolio resulted in an aggregate impairment charge on the loan portfolio of $1.9 million.

Additionally, during the year ended December 31, 2020, the Company sold four of its commercial loans investments in two separate transactions generating aggregate proceeds of $20.0 million, resulting in a loss of $0.4 million during the three months ended June 30, 2020. The total loss on the loan portfolio disposition, including the impairment and CECL reserve charges in the three months ended March 31, 2020, was $2.1 million.

There were no losses on the Company’s commercial loans and investments portfolio during the year ended December 31, 2021.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled $21.2 million at December 31, 2022, including restricted cash of $1.9 million, see Note 2 “Summary of Significant Accounting Policies” under the heading Restricted Cash in the notes to the consolidated financial statements in Item 8 for the Company’s disclosure related to its restricted cash balance at December 31, 2022.

Our total cash balance at December 31, 2022, reflected cash flows provided by our operating activities totaling $56.1 million during the year ended December 31, 2022, compared to the prior year’s cash flows provided by operating activities totaling $27.6 million for the year ended December 31, 2021, an increase of $28.5 million. The increase of $28.5 million is primarily related to the increase in the cash flows provided by the Company’s portfolio of income properties as a result of the overall growth in 2022 and 2021. Additionally, the Company sold the Mitigation Bank for a sales price of $8.1 million during the year ended December 31, 2022, while the company utilized cash of $16.1 million to purchase the remaining interest in the Mitigation Bank during the year ended December 31, 2021, for an increase in cash of $24.2 million.

Our cash flows used in investing activities totaled $267.6 million for the year ended December 31, 2022, compared to cash flows used in investing activities of $103.0 million for the year ended December 31, 2021, an increase of $164.6 million. The increase in cash used in investing activities of $164.6 million is primarily related to a net increase in cash outflows of $146.2 million during the year ended December 31, 2022 related to the timing of income property acquisitions versus dispositions, which increase in cash outflows was partially offset by $8.6 million in net proceeds received from the related to timing of investing in the Company’s commercial loans and investment portfolio.

Our cash flows provided by financing activities totaled $201.4 million for the year ended December 31, 2022, compared to cash flows provided by financing activities of $72.9 million for the year ended December 31, 2021, an increase in cash of $128.5 million. The increase of $128.5 million is primarily related to an increase in net debt of $146.7 million as well as $21.9 million in increased proceeds from capital markets activity which consisted of a common stock offering and ATM activity during during the year ended December 31, 2022 versus a Series A Preferred Stock offering during the year ended December 31, 2021.

See Note 16, “Long-Term Debt” in the notes to the consolidated financial statements in Item 8 for the Company’s disclosure related to its long-term debt balance at December 31, 2022.

Acquisitions and Investments. The Company acquired four multi-tenant income properties and one portfolio of three single-tenant properties during the year ended December 31, 2022 for an aggregate purchase price of $314.0 million, as further described in Note 3, “Income Properties” in the notes to the consolidated financial statements in Item 8.

We expect to fund future acquisitions utilizing cash on hand, cash from operations, proceeds from the dispositions of income properties through Section 1031 like-kind exchanges, and potentially the sale of all or a portion of our Subsurface Interests, and borrowings on our Credit Facility, if available. We expect dispositions of income properties and Subsurface Interests will qualify under the like-kind exchange deferred-tax structure, and additional financing sources.

Dispositions. During the year ended December 31, 2022, the Company sold six properties, two of which were classified as a commercial loan investment due to the respective tenants’ repurchase options, for $81.1 million. The sale of the properties generated aggregate gains of $4.7 million.

Contractual Obligations. The Company has committed to fund the following capital improvements. The improvements, which are related to several properties, are estimated to be generally completed within twelve months. These commitments, as of December 31, 2022, are as follows (in thousands):

As of December 31, 2022
Total Commitment (1)	$29,033
Less Amount Funded	(7,812)
Remaining Commitment	$21,221

(1)     Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

In addition, the Company is committed to fund the two construction loans as described in Note 4, “Commercial Loans and Investments”. The unfunded portion of the construction loans totaled $5.6 million of December 31, 2022.

The Company is also contractually obligated under its various long-term debt and operating lease agreements. In the aggregate, the Company is obligated under such agreements to repay $447.6 million being long-term to be repaid in excess of one year.

As of December 31, 2022, we have no other contractual requirements to make capital expenditures.

Other Matters. None.

We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations and $186.2 million available capacity on the existing $300.0 million Credit Facility, based on our current borrowing base of income properties, as of December 31, 2022.

In February 2020, the Board approved a $10.0 million stock repurchase program. During the year ended December 31, 2020, the Company repurchased 88,565 shares for $4.1 million, or an average price of $46.29 per share. During the year ended December 31, 2021, the Company repurchased 40,553 shares for $2.2 million, or an average price of $54.48 per share. During the year ended December 31, 2022, the Company repurchased 145,724 shares of its common stock on the open market for a total cost of $2.8 million, or an average price per share of $19.15. The repurchase program does not have an expiration date. The shares of the Company’s common stock repurchased pursuant to the repurchase program were cancelled.

On February 16, 2023, the Company’s Board of Directors approved a common stock repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase shares (the “Common Stock Repurchase Program”). Pursuant to the Common Stock Repurchase Program, the Company may repurchase shares of its common stock for a total purchase price of up to $5.0 million at an average per share purchase price equal to or less than $17.00. Shares may be purchased under the Common Stock Repurchase Program in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Common Stock Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended.

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

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease.  As required by U.S. GAAP, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The assumptions underlying the allocation of relative fair values are based on market information including, but not limited to: (i) the estimate of replacement cost of improvements under the cost approach, (ii) the estimate of land values based on comparable sales under the sales comparison approach, and (iii) the estimate of future benefits determined by either a reasonable rate of return over a single year’s net cash flow, or a forecast of net cash flows projected over a reasonable investment horizon under the income capitalization approach. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled four multi-tenant income properties and one portfolio of three single-tenant properties for a combined purchase price of $314.0 million for the year ended December 31, 2022 and eight multi-tenant income properties for a combined purchase price of $249.1 million for the year ended December 31, 2021.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our Credit Facility, as this facility carries a variable rate of interest. Our borrowings on our $300.0 million Credit Facility bear interest at a rate ranging from SOFR plus 0.10% plus 125 basis points to SOFR plus 0.10% plus 220 basis points based on our level of borrowing as a percentage of our total asset value. As of December 31, 2022 and 2021, the outstanding balance on our Credit Facility totaled $113.8 million and $67.0 million, of which $113.8 million and $67.0 million, respectively, were not fixed by virtue of an interest rate swap agreement. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by $1.1 million and $0.7 million as of December 31, 2022 and 2021, respectively. The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to certain of its debt borrowings, see Note 17, “Interest Rate Swaps” in the notes to the consolidated financial statements in Item 8. By virtue of fixing the variable rate on certain debt borrowings, our exposure to changes in interest rates is minimal but for the impact on other comprehensive income and loss. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements appear beginning on page F-1 of this report. See Item 15 of this report.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our accountants on accounting and financial disclosures.

ITEM 9A.           CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by rules 13(a)-15 and 15(d)-15 of the Exchange Act was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In conducting this assessment, it used the criteria set forth by COSO in the 2013 Framework. Based on management’s assessment and those criteria, management believes that the Company has maintained effective internal control over financial reporting as of December 31, 2022. The audit report, of Grant Thornton LLP, the Company’s independent registered public accounting firm, on the effectiveness of our internal control over financial reporting as of December 31, 2022, is included in this Annual Report on Form 10-K and is incorporated herein as Item 15.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fourth fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.            OTHER INFORMATION

None.

ITEM 9C.            DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be set forth herein will be included in the Company’s definitive proxy statement for its 2023 annual stockholders’ meeting to be filed with the SEC within 120 days after the end of the registrant’s fiscal year ended December 31, 2022 (the “Proxy Statement”), which sections are incorporated herein by reference.

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

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2022

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

***(2.2)	Purchase and Sale Agreement, dated of May 3, 2022, filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed May 20, 2022, and incorporated herein by reference.

***(2.3)	Purchase and Sale Agreement, dated September 9, 2022, filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed September 12, 2022, and incorporated herein by reference.

***(2.4)	Purchase and Sale Agreement, dated November 28, 2022, filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed November 30, 2022, and incorporated herein by reference.

(3.1)

Articles of Amendment and Restatement of CTO Realty Growth, Inc., as amended by the Articles of Amendment (Name Change), filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K12B filed February 1, 2021, and incorporated herein by reference.

(3.2)

Third Amended and Restated Bylaws of CTO Realty Growth, Inc., effective as of February 16, 2023, filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed February 17, 2023, and incorporated herein by reference.

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

(4.5)	Form of 3.875% Convertible Senior Notes due 2025, included with Exhibit 4.3 with the registrant’s Current Report on Form 8-K filed February 6, 2020, and incorporated herein by reference.

(4.6)	Description of the Registrant’s Securities, filed as Exhibit 4.6 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference.

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

*(10.4)	Form of Restricted Share Award Agreement, dated July 1, 2022, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 1, 2022, and incorporated herein by reference.

*(10.5)

Omnibus Amendment to Restricted Share Award Agreements, dated as of July 1, 2022, filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 1, 2022, and incorporated herein by reference.

*(10.6)

Form of February 27, 2019 Non-Employee Director Stock Award Agreement, filed as Exhibit 10.31 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.

*(10.7)	Form of January 23, 2019 Performance Share Award Agreement filed as Exhibit 10.15 to the registrant’s Annual Report on Form 10-K filed March 5, 2021, and incorporated herein by reference.

*(10.8)

Form of February 24, 2020 Performance Share Award Agreement, filed as Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, and incorporated herein by reference.

*(10.9)	Form of February 10, 2021 Performance Share Award Agreement filed as Exhibit 10.17 to the registrant’s Annual Report on Form 10-K filed March 5, 2021, and incorporated herein by reference.

*(10.10)

Form of February 17, 2022 Performance Share Award Agreement, filed as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference.

*(10.11)

Omnibus Amendment to Performance Share Award Agreements, dated as of July 1, 2022, filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on July 1, 2022, and incorporated herein by reference.

*(10.12)

Employment Agreement between Consolidated-Tomoka Land Co.( now CTO Realty Growth, Inc.) and John P. Albright entered into June 30, 2011, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference.

*(10.13)

Employment Agreement between Consolidated-Tomoka Land Co.( now CTO Realty Growth, Inc.) and Daniel E. Smith entered into October 22, 2014, filed as Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.

*(10.14)

Employment Agreement between CTO Realty Growth, Inc. and Matthew M. Partridge entered into September 2, 2020 filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 9, 2020, and incorporated herein by reference.

(10.15)

Second Amended and Restated Credit Agreement, which supersedes the Company’s existing Amended and Restated Credit Agreement, with Bank of Montreal (“BMO”) and the other lenders thereunder, with BMO acting as Administrative Agent, dated September 7, 2017, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 13, 2017, and incorporated herein by reference.

(10.16)

Second Amendment to Second Amended and Restated Credit Agreement Dated May 24, 2019, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 3, 2019, and incorporated herein by reference.

(10.17)

Third Amendment to Second Amended and Restated Credit Agreement Dated November 26, 2019 filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 27, 2019, and incorporated herein by reference.

(10.18)

Fourth Amendment to Second Amended and Restated Credit Agreement between CTO Realty Growth, Inc., the Borrower, the Guarantors party thereto, the Lenders party thereto and Bank of Montreal, as Administrative Agent, dated July 1, 2020 filed as Exhibit 10.34 to registrant’s Quarterly Report on Form 10-Q filed August 7, 2020, and incorporated herein by reference.

(10.19)

Fifth Amendment to Second Amended and Restated Credit Agreement between CTO Realty Growth, Inc., the Borrower, the Guarantors party thereto, the Lenders party thereto and Bank of Montreal, as Administrative Agent, dated November 9, 2020, filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K filed November 13, 2020, and incorporated herein by reference.

(10.20)

Sixth Amendment to Second Amended and Restated Credit Agreement and Joinder Dated March 10, 2021 filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 12, 2021, and incorporated herein by reference.

(10.21)

Seventh Amendment to Second Amended and Restated Credit Agreement and Joinder Dated November 5, 2021 filed as Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference.

(10.22)

Eighth Amendment to Second Amended and Restated Credit Agreement and Joinder Dated September 20, 2022 filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 23, 2022, and incorporated herein by reference.

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

(10.25)

Exclusivity and Right of First Offer Agreement between Alpine Income Property Trust, Inc. and Consolidated-Tomoka Land Co.( now CTO Realty Growth, Inc.) filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed November 27, 2019, and incorporated herein by reference.

*(10.26)	Form of February 16, 2023 Performance Share Award Agreement (filed herewith).

(21.1)	Subsidiaries of the Registrant.

(23.1)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

** (32.1)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** (32.2)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.1)

The following materials from CTO Realty Growth, Inc. Annual Report on Form 10-K for the period ended December 31, 2022, are formatted in Extensible Business Reporting Language: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of stockholders' equity (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements.

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

CTO REALTY GROWTH, INC. (Registrant)

Date: February 23, 2023	By:	/S/ JOHN P. ALBRIGHT
John P. Albright
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 23, 2023	President and Chief Executive Officer (Principal Executive Officer), and Director	/S/ JOHN P. ALBRIGHT

February 23, 2023	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	/S/ MATTHEW M. PARTRIDGE

February 23, 2023	Vice President and Chief Accounting Officer	/S/ LISA M. VORAKOUN
(Principal Accounting Officer)

February 23, 2023	Chairman of the Board, Director	/S/ LAURA M. FRANKLIN
February 23, 2023	Director	/S/ GEORGE R. BROKAW
February 23, 2023	Director	/S/ CHRISTOPHER J. DREW
February 23, 2023	Director	/S/ R. BLAKESLEE GABLE
February 23, 2023	Director	/S/ CHRISTOPHER W. HAGA

CTO REALTY GROWTH, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CTO Realty Growth, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CTO Realty Growth, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements  of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules included under Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2023 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair value of real estate acquired with in-place leases

As described further in note 3 to the consolidated financial statements, the Company acquired four multi-tenant income properties and one portfolio of three single-tenant income properties during 2022 for a total acquisition cost of $315.6 million. As described further in note 2 to the consolidated financial statements, the acquisition cost of real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. We identified the evaluation of the fair value of real estate acquired with in-place leases as a critical audit matter.

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

February 23, 2023

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CTO Realty Growth, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of CTO Realty Growth, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 23, 2023 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Orlando, Florida

February 23, 2023

CTO REALTY GROWTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	December 31, 2022	December 31, 2021
ASSETS
Real Estate:
Land, at Cost	$233,930	$189,589
Building and Improvements, at Cost	530,029	325,418
Other Furnishings and Equipment, at Cost	748	707
Construction in Process, at Cost	6,052	3,150
Total Real Estate, at Cost	770,759	518,864
Less, Accumulated Depreciation	(36,038)	(24,169)
Real Estate—Net	734,721	494,695
Land and Development Costs	685	692
Intangible Lease Assets—Net	115,984	79,492
Assets Held for Sale—See Note 24	—	6,720
Investment in Alpine Income Property Trust, Inc.	42,041	41,037
Mitigation Credits	1,856	3,702
Mitigation Credit Rights	725	21,018
Commercial Loans and Investments	31,908	39,095
Cash and Cash Equivalents	19,333	8,615
Restricted Cash	1,861	22,734
Refundable Income Taxes	448	442
Deferred Income Taxes—Net	2,530	—
Other Assets—See Note 12	34,453	14,897
Total Assets	$986,545	$733,139
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$2,544	$676
Accrued and Other Liabilities—See Note 18	18,028	13,121
Deferred Revenue—See Note 19	5,735	4,505
Intangible Lease Liabilities—Net	9,885	5,601
Deferred Income Taxes—Net	—	483
Long-Term Debt	445,583	278,273
Total Liabilities	481,775	302,659
Commitments and Contingencies—See Note 22
Stockholders’ Equity:
Preferred Stock – 100,000,000 shares authorized; $0.01 par value, 6.375% Series A Cumulative Redeemable Preferred Stock, $25.00 Per Share Liquidation Preference, 3,000,000 shares issued and outstanding at December 31, 2022 and December 31, 2021	30	30
Common Stock – 500,000,000 shares authorized; $0.01 par value, 22,854,775 shares issued and outstanding at December 31, 2022 and 17,748,678 shares issued and outstanding at December 31, 2021	229	60
Additional Paid-In Capital	172,471	85,414
Retained Earnings	316,279	343,459
Accumulated Other Comprehensive Income	15,761	1,517
Total Stockholders’ Equity	504,770	430,480
Total Liabilities and Stockholders’ Equity	$986,545	$733,139

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Revenues
Income Properties	$68,857	$50,679	$49,953
Management Fee Income	3,829	3,305	2,744
Interest Income From Commercial Loans and Investments	4,172	2,861	3,034
Real Estate Operations	5,462	13,427	650
Total Revenues	82,320	70,272	56,381
Direct Cost of Revenues
Income Properties	(20,364)	(13,815)	(11,988)
Real Estate Operations	(2,493)	(8,615)	(3,223)
Total Direct Cost of Revenues	(22,857)	(22,430)	(15,211)
General and Administrative Expenses	(12,899)	(11,202)	(11,567)
Impairment Charges	—	(17,599)	(9,147)
Depreciation and Amortization	(28,855)	(20,581)	(19,063)
Total Operating Expenses	(64,611)	(71,812)	(54,988)
Gain (Loss) on Disposition of Assets	(7,042)	28,316	9,746
Gain (Loss) on Extinguishment of Debt	—	(3,431)	1,141
Other Gain (Loss)	(7,042)	24,885	9,746
Total Operating Income	10,667	23,345	12,280
Investment and Other Income (Loss)	776	12,445	(6,432)
Interest Expense	(11,115)	(8,929)	(10,838)
Income (Loss) Before Income Tax Benefit	328	26,861	(4,990)
Income Tax Benefit	2,830	3,079	83,499
Net Income Attributable to the Company	3,158	29,940	78,509
Distributions to Preferred Stockholders	(4,781)	(2,325)	—
Net Income (Loss) Attributable to Common Stockholders	$(1,623)	$27,615	$78,509

Per Share Information—See Note 14:
Basic and Diluted Net Income (Loss) Attributable to Common Stockholders	$(0.09)	$1.56	$5.56

Weighted Average Number of Common Shares
Basic and Diluted	18,508,201	17,676,809	14,114,631

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net Income Attributable to the Company	$3,158	$29,940	$78,509
Other Comprehensive Income (Loss):
Cash Flow Hedging Derivative - Interest Rate Swaps	14,244	3,427	(1,984)
Total Other Comprehensive Income (Loss)	14,244	3,427	(1,984)
Total Comprehensive Income	$17,402	$33,367	$76,525

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance January 1, 2020	$—	$6,017	$(73,441)	$26,690	$326,073	$74	$285,413
Net Income Attributable to the Company	—	—	—	—	78,509	—	78,509
Stock Repurchase	—	—	(4,100)	—	—	—	(4,100)
Equity Component of Convertible Debt	—	—	—	5,248	—	—	5,248
Vested Restricted Stock	—	24	—	(562)	—	—	(538)
Stock Issuance	—	10	—	503	—	—	513
Stock-Based Compensation Expense	—	—	—	2,308	—	—	2,308
Cash Dividends ($0.63 per share)	—	—	—	—	(8,866)	—	(8,866)
Special Distribution - REIT Conversion ($3.99 per share)	—	1,199	—	48,996	(55,799)	—	(5,604)
Other Comprehensive Loss	—	—	—	—	—	(1,984)	(1,984)
Balance December 31, 2020	—	7,250	(77,541)	83,183	339,917	(1,910)	350,899
Net Income Attributable to the Company	—	—	—	—	29,940	—	29,940
Stock Repurchase	—	—	—	(2,210)	—	—	(2,210)
Vested Restricted Stock and Performance Shares	—	—	—	(436)	—	—	(436)
Exercise of Stock Options and Common Stock Issuance	—	—	—	357	—	—	357
Issuance of Preferred Stock, Net of Underwriting Discount and Expenses	30	—	—	72,400	—	—	72,430
Common Stock Equity Issuance Costs	—	—	—	(197)	—	—	(197)
Stock-Based Compensation Expense	—	—	—	2,668	—	—	2,668
Par Value $0.01 per Share and Treasury Stock Derecognized at January 29, 2021	—	(7,190)	77,541	(70,351)	—	—	—
Preferred Stock Dividends Declared for the Period	—	—	—	—	(2,325)	—	(2,325)
Common Stock Dividends Declared for the Period	—	—	—	—	(24,073)	—	(24,073)
Other Comprehensive Income	—	—	—	—	—	3,427	3,427
Balance December 31, 2021	30	60	—	85,414	343,459	1,517	430,480
Net Income Attributable to the Company	—	—	—	—	3,158	—	3,158
Three-for-One Stock Split	—	122	—	(122)	—	—	—
Adjustment to Equity Component of Convertible Debt Upon Adoption of ASU 2020-06	—	—	—	(7,034)	4,022	—	(3,012)
Stock Repurchase	—	(1)	—	(2,791)	—	—	(2,792)
Vested Restricted Stock and Performance Shares	—	—	—	(845)	—	—	(845)
Exercise of Stock Options and Common Stock Issuance	—	—	—	315	—	—	315
Stock Issuance, Net of Equity Issuance Costs	—	48	—	94,803	—	—	94,851
Stock-Based Compensation Expense	—	—	—	2,731	—	—	2,731
Preferred Stock Dividends Declared for the Period	—	—	—	—	(4,781)	—	(4,781)
Common Stock Dividends Declared for the Period	—	—	—	—	(29,579)	—	(29,579)
Other Comprehensive Income	—	—	—	—	—	14,244	14,244
Balance December 31, 2022	$30	$229	$—	$172,471	$316,279	$15,761	$504,770

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash Flow from Operating Activities:
Net Income Attributable to the Company	$3,158	$29,940	$78,509
Adjustments to Reconcile Net Income Attributable to the Company to Net Cash Provided by Operating Activities:
Depreciation and Amortization	28,855	20,581	19,063
Amortization of Intangible Liabilities to Income Property Revenue	2,161	(404)	(1,754)
Amortization of Deferred Financing Costs to Interest Expense	755	586	454
Amortization of Discount on Convertible Debt	189	1,278	1,379
Gain on Disposition of Real Estate and Intangible Lease Assets and Liabilities	(3,869)	(28,316)	(7,509)
Loss on Disposition of Mitigation Bank	11,713	—	—
Gain on Disposition of Assets Held for Sale	—	—	(2,590)
Loss (Gain) on Disposition of Commercial Loans and Investments	(802)	—	353
Loss (Gain) on Extinguishment of Debt	—	3,431	(1,141)
Impairment Charges	—	17,599	9,147
Accretion of Commercial Loans and Investments Origination Fees	(174)	(2)	(161)
Non-Cash Imputed Interest	(126)	(438)	(428)
Deferred Income Taxes	(3,013)	(3,038)	(90,532)
Unrealized (Gain) Loss on Investment Securities	1,697	(10,340)	8,240
Non-Cash Compensation	3,232	3,168	2,786
Decrease (Increase) in Assets:
Refundable Income Taxes	(5)	(416)	(26)
Assets Held for Sale	—	833	—
Land and Development Costs	7	6,391	(493)
Mitigation Credits and Mitigation Credit Rights	10,427	(15,750)	3,323
Other Assets	(5,067)	(3,191)	(1,802)
(Decrease) Increase in Liabilities:
Accounts Payable	1,866	(370)	(340)
Accrued and Other Liabilities	3,863	5,680	3,402
Deferred Revenue	1,230	1,186	(2,511)
Liabilities Held for Sale	—	(831)	—
Income Taxes Payable	—	—	(439)
Net Cash Provided By Operating Activities	56,097	27,577	16,930
Cash Flow from Investing Activities:
Acquisition of Real Estate and Intangible Lease Assets and Liabilities	(313,926)	(256,381)	(167,811)
Acquisition of Commercial Loans and Investments	(53,369)	(364)	(28,235)
Acquisition of Mitigation Credits	—	—	(3,621)
Restricted Cash Balance Received in Acquisition of Interest in Joint Venture	—	596	—
Cash Received (Contribution to) Joint Ventures	—	23,864	(41)
Proceeds from Disposition of Property, Plant, and Equipment, Net, and Assets Held for Sale	40,777	129,461	85,621
Principal Payments Received on Commercial Loans and Investments	61,628	—	22,965
Acquisition of Investment Securities	(2,739)	(143)	—
Net Cash Used In Investing Activities	(267,629)	(102,967)	(91,122)
Cash Flow From Financing Activities:
Proceeds from Long-Term Debt	380,500	314,500	66,640
Payments on Long-Term Debt	(233,750)	(283,519)	(72,269)
Cash Paid for Loan Fees	(2,724)	(1,587)	(2,187)
Cash Received (Paid for) Exercise of Stock Options and Common Stock Issuance	315	(162)	—
Proceeds from Issuance of Preferred Stock, Net of Underwriting Discount and Expenses	—	72,430	—
Cash Used to Purchase Common Stock	(2,792)	(2,210)	(4,100)
Cash Paid for Vesting of Restricted Stock	(845)	(436)	(502)
Proceeds from (Cash Paid for) Issuance of Common Stock, Net	94,350	(197)	—
Dividends Paid - Preferred Stock	(4,781)	(2,325)	—
Dividends Paid - Common Stock	(28,896)	(23,580)	(14,470)
Net Cash Provided By (Used In) Financing Activities	201,377	72,914	(26,888)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(10,155)	(2,476)	(101,080)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	31,349	33,825	134,905
Cash, Cash Equivalents and Restricted Cash, End of Period	$21,194	$31,349	$33,825

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$19,333	$8,615	$4,289
Restricted Cash	1,861	22,734	29,536
Total Cash	$21,194	$31,349	$33,825

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Taxes, Net of Refunds Received	$107	$406	$5,026
Cash Paid for Interest (1)	$9,862	$7,274	$9,716

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Gain (Loss) on Cash Flow Hedges	$14,244	$3,427	$(1,984)
Convertible Note Exchange	$—	$—	$57,359
Equity Component of Convertible Debt	$—	$—	$5,248
Capital Expenditures included in Accrued and Other Liabilities	$—	$—	$1,600
Special Distribution Paid in Stock	$—	$—	$50,194
Adjustment to Equity Component of Convertible Debt Upon Adoption of ASU 2020-06	$3,012	$—	$—
Common Stock Dividends Declared and Unpaid	$683	$493	$—
Assumption of Mortgage Note Payable	$17,800	$30,000	$—
(1)	Includes capitalized interest of $0.2 million during the year ended December 31, 2022, with no interest capitalized during the years ended December 31, 2021 or 2020.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021, and 2020

NOTE 1.       ORGANIZATION

NATURE OF OPERATIONS

The terms “us,” “we,” “our,” and “the Company” as used in this report refer to CTO Realty Growth, Inc. together with our consolidated subsidiaries.

We are a publicly traded, self-managed equity REIT that focuses on the ownership, management, and repositioning of high-quality retail and mixed-use properties located primarily in what we believe to be faster growing, business-friendly markets exhibiting accommodative business tax policies, outsized relative job and population growth, and where retail demand exceeds supply. We have pursued our investment strategy by investing primarily through fee simple ownership of our properties, commercial loans and preferred equity.

We own and manage, sometimes utilizing third-party property management companies, 23 commercial real estate properties in 9 states in the United States. As of December 31, 2022, we owned 8 single-tenant and 15 multi-tenant income-producing properties comprising 3.7 million square feet of gross leasable space.

In addition to our income property portfolio, as of December 31, 2022, our business included the following:

Management Services:

●	A fee-based management business that is engaged in managing Alpine Income Property Trust, Inc. (“PINE”), see Note 5, “Related Party Management Services Business.”

Commercial Loans and Investments:

●	A portfolio of three commercial loan investments and one preferred equity investment which is classified as a commercial loan investment.

Real Estate Operations:

●	A portfolio of subsurface mineral interests associated with approximately 355,000 surface acres in 19 counties in the State of Florida (“Subsurface Interests”); and

●	An inventory of mitigation credits as well as mitigation credits to be produced by the Company’s formerly owned mitigation bank.

On December 10, 2021, the entity that held approximately 1,600 acres of undeveloped land in Daytona Beach, Florida (the “Land JV”), of which the Company previously held a 33.5% retained interest, completed the sale of all of its remaining land holdings for $66.3 million to Timberline Acquisition Partners, LLC an affiliate of Timberline Real Estate Partners (the “Land JV Sale”). Proceeds to the Company after distributions to the other member of the Land JV, and before taxes, were $24.5 million. Prior to the completion of the Land JV Sale, the Company was engaged in managing the Land JV, as further described in Note 5, “Related Party Management Services Business” in the notes to the consolidated financial statements in Item 8. As a result of the Land JV Sale and corresponding dissolution of the Land JV, the Company no longer holds a retained interest in the Land JV as of December 31, 2021.

Our business also includes our investment in PINE. As of December 31, 2022, the fair value of our investment totaled $42.0 million, or 14.6% of PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

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

NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other entities in which we have a controlling interest. Any real estate entities or properties included in the consolidated financial statements have been consolidated only for the periods that such entities or properties were owned or under control by us. All inter-company balances and transactions have been eliminated in the consolidated financial statements. As of December 31, 2022, the Company has an equity investment in PINE.

Prior to the Interest Purchase (hereinafter defined in Note 7, “Investment in Joint Ventures”) completed on September 30, 2021, the Company held a 30% retained interest in the entity that owns the Mitigation Bank. On December 29, 2022, the Company completed the sale of the entity that owned the Mitigation Bank.

Additionally, the Company held a 33.5% retained interest in the entity that held approximately 1,600 acres of undeveloped land in Daytona Beach, FL (the “Land JV”) prior the sale of all of its remaining land holdings, which sale was completed on December 10, 2021, for $66.3 million to Timberline Acquisition Partners, LLC an affiliate of Timberline Real Estate Partners (the “Land JV Sale”).

SEGMENT REPORTING

ASC Topic 280, Segment Reporting, establishes standards related to the manner in which enterprises report operating segment information. The Company operates in four primary business segments including income properties, management services, commercial loans and investments, and real estate operations, as further discussed within Note 23, “Business Segment Data”.  The Company has no other reportable segments. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating and evaluating financial performance.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of December 31, 2022 and 2021 include certain amounts over the Federal Deposit Insurance Corporation limits.

RESTRICTED CASH

Restricted cash totaled $1.9 million at December 31, 2022, of which $0.6 million is being held in an escrow account in connection with the Mitigation Bank as required by the applicable state and federal permitting authorities, and $1.3 million is being held in two interest reserve accounts related to the Company’s commercial loans and investments.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at December 31, 2022 and 2021, approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s Credit Facility (hereinafter defined) as of December 31, 2022 and 2021, approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s fixed rate commercial loans and investments, the 2026 Term Loan (hereinafter defined), the 2027 Term Loan (hereinafter defined), the 2028 Term Loan (hereinafter defined), mortgage note, and convertible debt held as of December 31, 2022 and 2021 are measured at fair value based on current market rates for financial instruments with similar risks and maturities (see Note 9, “Fair Value of Financial Instruments”).

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

MITIGATION CREDITS AND MITIGATION CREDIT RIGHTS

Mitigation credits and mitigation credit rights are stated at historical cost. As these assets are sold, the related revenues and cost of sales are reported as revenues from, and direct costs of, real estate operations, respectively, in the consolidated statements of operations.

ACCOUNTS RECEIVABLE

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of accrued tenant reimbursable expenses and other tenant receivables. Receivables related to income property tenants totaled $2.2 million and $0.9 million as of December 31, 2022 and 2021, respectively. The $1.3 million increase is primarily attributable to an increase in estimated accrued receivables for variable lease payments including common area maintenance, insurance, real estate taxes and other operating expenses.

Accounts receivable related to real estate operations, which are classified in other assets on the consolidated balance sheets, totaled $0.8 million and $1.1 million as of December 31, 2022 and 2021, respectively. The accounts receivable as of December 31, 2022 and 2021 are primarily related to the reimbursement of certain infrastructure costs completed by the Company in conjunction with two land sale transactions that closed during the fourth quarter of 2015 as more fully described in Note 12, “Other Assets.”

As of December 31, 2022 and 2021, $0.2 million and $0.3 million was due from the buyer of the golf operations for the rounds surcharge the Company paid to the City of Daytona Beach, respectively.

The collectability of the aforementioned receivables shall be considered and adjusted through an allowance for credit losses pursuant to ASC 326, Financial Instruments-Credit Losses. As of December 31, 2022 and 2021, the Company recorded an allowance for doubtful accounts of $1.8 million and $0.5 million, respectively.

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

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. Such properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the consolidated statement of operations. The amount of depreciation of property, plant, and equipment, exclusive of amortization related to intangible assets, recognized for the years ended December 31, 2022, 2021, and 2020, was $16.6 million, $12.3 million, and $11.3 million, respectively. No interest was capitalized during the years ended December 31, 2021 or 2020. During the year ended December 31, 2022, $0.2 million of interest was capitalized.

Income Properties Buildings and Improvements	3 - 48	Years
Other Furnishings and Equipment	3 - 25	Years

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

INCOME PROPERTY LEASES

The rental of the Company’s income properties are classified as operating leases. Pursuant to FASB ASC Topic 842, Leases, the Company recognizes lease income on these properties on a straight-line basis over the term of the lease. The periodic difference between lease income recognized under this method and contractual lease payment terms (i.e., straight-line rent) is recorded as a deferred operating lease receivable and is included in straight-line rent adjustment within other assets on the accompanying consolidated balance sheets. The Company’s leases provide for reimbursement from tenants for variable lease payments including common area maintenance, insurance, real estate taxes and other operating expenses. A portion of our variable lease payment revenue is estimated each period and is recognized as rental income in the period the recoverable costs are incurred and accrued.

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

EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income attributable to common stockholders for the period by the weighted average number of shares outstanding for the period. Diluted earnings per common share is based on the assumption of the conversion of stock options and vesting of restricted stock at the beginning of each period using the treasury stock method at average cost for the periods. Effective as of January 1, 2022, diluted earnings per common share also reflects the 2025 Notes (hereinafter defined) on an if-converted basis, see Note 14, “Common Stock and Earnings Per Share.”

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.

The Company also has certain tenants within our income property portfolio that make up more than 10% of our geographic concentration and/or revenues, as described below:

●	Square Footage Concentrations. As of December 31, 2022, a total of 29%, 15%, 12%, and 11% of the Company’s income property portfolio, based on square footage, were located in the state of Georgia, Texas, Virginia, and Florida, respectively. As of December 31, 2021, a total of 23%, 13%, 13%, 12%, and 16% of the Company’s income property portfolio, based on square footage, were located in the state of Florida, Georgia, New Mexico, North Carolina, and Texas, respectively.
●	Tenant Concentrations. We did not have any tenants that accounted for more than 10% of total revenues during the years ended December 31, 2022 or 2021. We had one tenant, Wells Fargo, located in Raleigh, North Carolina, that accounted for 10.9% of our total revenue during the year ended December 31, 2020. This property also represented 18.1% of the total square footage of our income property portfolio as of December 31, 2020.

●	Base Rent Concentrations. A total of 33%, 16%, 13%, and 12% of our base rent revenue during the year ended December 31, 2022 was generated from tenants located in Georgia, Texas, Virginia and Florida, respectively.

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

The components of leasing revenue are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Leasing Revenue
Lease Payments	$54,083	$41,791	$39,825
Variable Lease Payments	14,774	8,888	10,128
Total Leasing Revenue	$68,857	$50,679	$49,953

Minimum future base rental revenue on non-cancelable leases subsequent to December 31, 2022, for the next five years ended December 31 are summarized as follows (in thousands). Certain of our tenant leases include tenant renewal options which could be exercised at the tenant’s election and are not included in the amounts in the table below.

Year Ending December 31,	Amounts
2023	$72,552
2024	66,390
2025	61,717
2026	52,866
2027	42,785
2028 and Thereafter (Cumulative)	118,490
Total	$414,800

2022 Acquisitions. During the year ended December 31, 2022, the Company acquired four multi-tenant income properties and one portfolio of three single-tenant properties for an aggregate purchase price of $314.0 million, or a total acquisition cost of $315.6 million, as follows:

●	Acquired Price Plaza Shopping Center on March 3, 2022, a multi-tenant income property located in Katy, Texas for a purchase price of $39.1 million, or a total acquisition cost of $39.2 million including capitalized acquisition costs. Price Plaza Shopping Center comprises 200,576 square feet and was 95% leased at acquisition. In connection with the acquisition of Price Plaza Shopping Center, the Company assumed a $17.8 million fixed-rate mortgage note, as further discussed in Note 16, “Long-Term Debt.”
●	Acquired Madison Yards on July 8, 2022, a multi-tenant grocery-anchored income property located in Atlanta, Georgia for a purchase price of $80.2 million, or a total acquisition cost of $80.5 million including capitalized acquisition costs. Madison Yards comprises 162,521 square feet and was 98% leased at acquisition.
●	Acquired West Broad Village on October 14, 2022, a multi-tenant income property located in Glen Allen, Virgina for a purchase price of $93.9 million, or a total acquisition cost of $94.6 million including capitalized acquisition costs. West Broad Village comprises 392,007 square feet and was 83% leased at acquisition.
●	Acquired Collection at Forsyth on December 29, 2022, a multi-tenant income property located in Cummings, Georgia for a purchase price of $96.0 million, or a total acquisition cost of $96.4 million including capitalized acquisition costs. Collection at Forsyth comprises 560,434 square feet and was 80% leased at acquisition.
●	Acquired MainStreet Portfolio on December 29, 2022, a restaurant portfolio comprised of three single tenant income properties located in Daytona Beach, Florida for a purchase price of $4.8 million, or a total acquisition cost of $4.9 million including capitalized acquisition costs. MainStreet Portfolio comprises 28,511 square feet and was 100% leased at acquisition.

Of the aggregate $315.6 acquisition cost, $60.1 million was allocated to land, $208.3 million was allocated to buildings and improvements, $52.7 million was allocated to intangible assets pertaining to the in-place lease value, leasing costs, and above market lease value, and $5.5 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 6.0 years at acquisition.

2022 Dispositions. During the year ended December 31, 2022, the Company sold six income properties, including (i) Party City, a single-tenant income property located in Oceanside, New York for $6.9 million, (ii) the Carpenter Hotel ground lease, a single-tenant income property located in Austin, Texas, which was recorded as a commercial loan investment prior to its disposition, for $17.1 million, (iii) the multi-tenant Westland Gateway Plaza located in Hialeah, Florida, which was recorded as a commercial loan investment prior to its disposition, for $22.2 million, (iv) Chuy’s, a single-tenant property, located in Jacksonville, Florida for $5.8 million, (v) Firebirds, a single-tenant property, located in Jacksonville, Florida for $5.5 million, and (vi) 245 Riverside, a multi-tenant office income property located in Jacksonville, Florida for $23.6 million. The sale of these six properties reflect a total disposition volume of $81.1 million, resulting in aggregate gains of $4.7 million.

2021 Acquisitions. During the year ended December 31, 2021, the Company acquired eight multi-tenant income properties for an aggregate purchase price of $249.1 million, or a total acquisition cost of $249.8 million including capitalized acquisition costs. Of the total acquisition cost, $78.0 million was allocated to land, $124.9 million was allocated to buildings and improvements, and $49.7 million was allocated to intangible assets pertaining to the in-place lease value, leasing costs, and above market lease value and $2.8 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 6.8 years at acquisition.

2021 Dispositions. During the year ended December 31, 2021, the Company disposed of one multi-tenant income property and 14 single-tenant income properties, including (i) World of Beer/Fuzzy’s Taco Shop, a multi-tenant income property located in Brandon, Florida for $2.3 million, (ii) Moe’s Southwest Grill, a single-tenant income property located in Jacksonville, Florida for $2.5 million, (iii) Burlington, a single-tenant income property located in North Richland Hills, Texas for $11.5 million, (iv) Staples, a single-tenant income property located in Sarasota, Florida for $4.7 million, (v) the CMBS Portfolio, sold to PINE, consisting of six single-tenant income properties for $44.5 million, (vi) Chick-fil-A, a single-tenant property, located in Chandler, Arizona for $2.9 million, (vii) JPMorgan Chase Bank, a single-tenant property, located in Chandler, Arizona for $4.7 million, (viii) Fogo De Chao, a single-tenant property, located in Jacksonville, Florida for $4.7 million, (ix) Wells Fargo, a single-tenant office income property located in Raleigh, North Carolina for $63.0 million, and (x) 24 Hour Fitness, a single-tenant income property located in Falls Church, VA for $21.5 million. The sale of the properties reflect a total disposition volume of $162.3 million, resulting in aggregate gains of $28.2 million.

2020 Acquisitions. During the year ended December 31, 2020, the Company acquired two multi-tenant income properties and two single-tenant income properties for an aggregate purchase price of $185.1 million, or a total acquisition cost of $185.7 million including capitalized acquisition costs. Of the total acquisition cost, $50.0 million was allocated to land, $94.6 million was allocated to buildings and improvements, $21.9 million was allocated to intangible assets pertaining to the in-place lease value, leasing costs, and above market lease value, and $1.8 million was allocated to intangible liabilities for the below market lease value. The remaining $21.0 million was classified as a commercial loan investment, see below in addition to Note 4, “Commercial Loans and Investments.”  The weighted average amortization period for the intangible assets and liabilities was 4.5 years at acquisition.

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

2022 Activity. On January 26, 2022, the Company originated a construction loan secured by the property and improvements to be constructed thereon for the second phase of The Exchange at Gwinnett project located in Buford, Georgia for $8.7 million. The construction loan matures on January 26, 2024, has a one-year extension option, bears a fixed interest rate of 7.25%, and requires payments of interest only prior to maturity. At closing, an origination fee of $0.1 million was received by the Company. Funding of the loan occurs as the borrower completes the underlying construction. As of December 31, 2022, the Company had funded $3.2 million to the borrower, leaving a remaining commitment of $5.5 million to the borrower. During the year ended December 31, 2022, the Company received principal payments totaling $2.9 million, leaving an outstanding loan balance of $0.2 million as of December 31, 2022.

On March 11, 2022, the Company sold the Carpenter Hotel ground lease located in Austin, Texas for $17.1 million. The lease with Carpenter Hotel included two tenant repurchase options. Pursuant to FASB ASC Topic 842, Leases, the initial $16.25 million investment was recorded in the consolidated balance sheets as a commercial loan investment at the time of acquisition. The carrying value at the time of sale totaled $17.3 million, resulting in a loss of $0.2 million.

On April 7, 2022, the Company entered into a preferred equity agreement to provide $30.0 million of funding towards the total investment in Watters Creek at Montgomery Farm, a grocery-anchored, mixed-use property located in Allen, Texas (the “Watters Creek Investment”). Pursuant to FASB ASC Topic 810, Consolidation, and as further described in Note 7. “Investment in Joint Ventures,” the Company determined it is not the primary beneficiary of the entity underlying the Watters Creek Investment; accordingly, the $30.0 million was recorded in the consolidated balance sheets as a commercial loan investment at the time of acquisition. The Watters Creek Investment matures on April 6, 2025, has two one-year extension options, bears a fixed interest rate of 8.50% at the time of acquisition with increases during the initial term as well as the option terms, and requires payments of interest only prior to maturity. At closing, an origination fee of $0.15 million was received by the Company.

On April 29, 2022, the Company originated a construction loan secured by the property and improvements to be constructed thereon for the WaterStar Residential and Retail project located in Kissimmee, Florida for $19.0 million. The construction loan matures on August 31, 2022, bears a fixed interest rate of 8.00%, and requires payments of interest only prior to maturity. At closing, an origination fee of $0.1 million was received by the Company. Funding of the loan occurred as the borrower completed the underlying construction. The entire $19.0 million was funded to the borrower, leaving no remaining commitment. As of December 31, 2022, the borrower had repaid the $19.0 million construction loan principal balance.

On May 9, 2022, the Company originated an improvement loan for a tenant at the Ashford Lane property located in Atlanta, Georgia for $1.5 million. The improvement loan matures on April 30, 2025, bears a fixed interest rate of 12.00%, until the location is open at which time the fixed interest rate will be 10.00%, and requires payments of interest only prior to maturity. Funding of the loan will occur as the borrower completes the underlying improvements. As of December 31, 2022, the Company had funded $1.5 million to the borrower.

On July 28, 2022, the Company sold the Westland Gateway Plaza located in Hialeah, Florida for $22.2 million. The lease with Westland Gateway Plaza included a tenant purchase option. Pursuant to FASB ASC Topic 842, Leases, the initial $21.1 million investment was recorded in the consolidated balance sheets as a commercial loan investment at the time of acquisition. The carrying value at the time of sale totaled $21.2 million, resulting in a gain of $1.0 million.

On November 4, 2022, the borrower of the 110 N Beach St. mortgage note repaid the principal balance of $0.4 million, leaving no remaining balance outstanding at December 31, 2022.

The Company’s commercial loans and investments were comprised of the following at December 31, 2022 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Mortgage Note – 4311 Maple Avenue – Dallas, TX	October 2020	April 2023	$400	$400	$395	7.50%
Construction Loan – The Exchange At Gwinnett – Buford, GA	January 2022	January 2024	8,700	220	173	7.25%
Preferred Investment - Watters Creek – Allen, TX	April 2022	April 2025	30,000	30,000	29,887	8.50%
Improvement Loan - Ashford Lane – Atlanta, GA	May 2022	April 2025	1,500	1,453	1,453	12.00%
			$40,600	$32,073	$31,908

2021 Activity. On June 30, 2021, the Company originated a loan in connection with the sale of a land parcel with an existing structure located in Daytona Beach, Florida. The principal loan amount of $0.4 million bears interest at a fixed rate of 10.00% and had an initial term of 1.5 years.

The Company’s commercial loans and investments were comprised of the following at December 31, 2021 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Carpenter Hotel – 400 Josephine Street, Austin, TX	July 2019	N/A	$16,250	$16,250	$17,189	N/A
Westland Gateway Plaza – Hialeah, FL	September 2020	N/A	21,085	21,085	21,148	N/A
Mortgage Note – 4311 Maple Avenue – Dallas, TX	October 2020	April 2023	400	400	394	7.50%
Mortgage Note – 110 N Beach Street – Daytona Beach, FL	June 2021	December 2022	364	364	364	10.00%
			$38,099	$38,099	$39,095

The carrying value of the commercial loans and investment portfolio at December 31, 2022 and 2021 consisted of the following (in thousands):

	As of
	December 31, 2022	December 31, 2021
Current Face Amount	$32,073	$38,099
Imputed Interest over Rent Payments Received	—	1,002
Unaccreted Origination Fees	(161)	(2)
CECL Reserve	(4)	(4)
Total Commercial Loans and Investments	$31,908	$39,095

NOTE 5.       RELATED PARTY MANAGEMENT SERVICES BUSINESS

The Company’s management fee income is within the scope of FASB ASC Topic 606, Revenue from Contracts with Customers, and totaled $3.8 million, $3.3 million, and $2.7 million during the years ended December 31, 2022, 2021, and 2020, respectively. Management fee income is recognized as revenue over time, over the period the services are performed.

Alpine Income Property Trust. Pursuant to the Company’s management agreement with PINE, the Company generates a base management fee equal to 0.375% per quarter of PINE’s total equity (as defined in the management agreement and based on a 1.5% annual rate), calculated and payable in cash, quarterly in arrears. The structure of the base fee provides the Company with an opportunity for the base fee to grow should PINE’s independent board members determine to raise additional equity capital in the future. The Company also has an opportunity to achieve additional cash flows as manager of PINE pursuant an annual incentive fee based on PINE’s total stockholder return exceeding an 8% cumulative annual hurdle rate (the “Outperformance Amount”) subject to a high-water mark price. PINE would pay the Company an incentive fee with respect to each annual measurement period in an amount equal to the greater of (i) $0.00 and (ii) the product of (a) 15% multiplied by (b) the Outperformance Amount multiplied by (c) the weighted average shares. No incentive fee was earned for the year ended December 31, 2022 or 2021.

During the years ended December 31, 2022, 2021, and 2020, the Company earned management fee revenue from PINE totaling $3.8 million, $3.2 million, and $2.6 million, respectively. Dividend income for the years ended December

31, 2022, 2021, and 2020 totaled $2.3 million, $2.1 million, and $1.7 million, respectively. Management fee revenue from PINE, included in management services, and dividend income, included in investment and other income (loss), are reflected in the accompanying consolidated statements of operations.

The following table represents amounts due from PINE to the Company as of December 31, 2022 and 2021 which are included in other assets on the consolidated balance sheets (in thousands):

	As of
Description	December 31, 2022	December 31, 2021
Management Services Fee due From PINE	$993	$913
Dividend Receivable	337	330
Other	(30)	410
Total	$1,300	$1,653

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

On October 26, 2021, the Board authorized the purchase by the Company of up to $5.0 million in shares of common stock of PINE, at a weighted average price not to exceed $17.75 per share (the “Prior PINE Share Purchase Authorization”). Pursuant to the Prior PINE Share Purchase Authorization, during the year ended December 31, 2022, CTO purchased 155,665 shares of PINE common stock in the open market for $2.7 million, or an average price per share of $17.57. Pursuant to the Prior PINE Share Purchase Authorization, during the year ended December 31, 2021, the Company purchased 8,088 shares of PINE common stock on the open market for a total of $0.1 million, or an average price of $17.65 per share. As of December 31, 2022, CTO owns, in the aggregate, 1,223,854 OP Units and 979,543 shares of PINE common stock, representing an investment totaling $42.0 million, or 14.6% of PINE’s outstanding equity.

On February 16, 2023, the Board cancelled the Prior PINE Share Purchase Authorization and authorized the purchase by the Company of up to $2.1 million in shares of common stock of PINE, at a weighted average price not to exceed $18.50 per share (the “2023 PINE Share Purchase Authorization”). Shares of PINE may be purchased under the 2023 PINE Share Purchase Authorization through open market purchases or unsolicited or solicited privately negotiated transactions. The 2023 PINE Share Purchase Authorization does not obligate the Company to acquire any particular amount of shares of PINE and may be modified or suspended.

During the year ended December 31, 2022, PINE exercised its right, pursuant to an Exclusivity and Right of First Offer Agreement between the Company and PINE (the “ROFO Agreement”), to purchase one single-tenant income property from the Company for a purchase price of $6.9 million, which sale was completed on January 7, 2022. During the year ended December 31, 2021, PINE exercised its right to purchase the following properties from the Company pursuant to the ROFO Agreement: (i) a portfolio of six net leased properties (the “CMBS Portfolio”) for an aggregate purchase price of $44.5 million, and (ii) one single-tenant income property for a purchase price of $11.5 million. In connection with the sale of the CMBS Portfolio, PINE assumed the related $30.0 million mortgage note payable which resulted in a loss on the extinguishment of debt of $0.5 million due to the write off of unamortized debt issuance costs.

Land JV. Prior to the Land JV Sale on December 10, 2021, pursuant to the terms of the operating agreement for the Land JV, the initial amount of the management fee was $20,000 per month. The management fee was evaluated quarterly and as land sales occurred in the Land JV, the basis for the Company’s management fee was reduced as the management fee was based on the value of real property that remained in the Land JV. The monthly management fee as of December 31, 2021 was $10,000 per month. As a result of the Land JV Sale, no management fee revenues pertaining to the Land JV were earned during the year ended December 31, 2022. During the years ended December 31, 2021, and 2020, the Company earned management fee revenue from the Land JV totaling $0.1 million, $0.2 million, respectively.

NOTE 6.       REAL ESTATE OPERATIONS

Real Estate Operations

Land and development costs at December 31, 2022 and 2021 were as follows (in thousands):

	As of
	December 31, 2022	December 31, 2021
Land and Development Costs	$358	$358
Subsurface Interests	327	334
Total Land and Development Costs	$685	$692

The Company’s real estate operations revenue is within the scope of FASB ASC Topic 606, Revenue from Contracts with Customers as summarized below. Revenue from real estate operations is recognized at the point in time the underlying assets are transferred.

Revenue from continuing real estate operations consisted of the following for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	December 31,
	2022	2021	2020
Mitigation Credit Sales	$3,462	$708	$6
Subsurface Revenue - Other	1,904	4,724	638
Land Sales Revenue	96	7,995	—
Fill Dirt and Other Revenue	—	—	6
Total Real Estate Operations Revenue	$5,462	$13,427	$650

Daytona Beach Development. During the year ended December 31, 2021, the Company entered into a purchase and sale agreement to sell a six-acre parcel of land with existing structures in downtown Daytona Beach and other contiguous parcels (the “Daytona Beach Development”) for a sales price of $6.25 million, which sale was completed on December 28, 2021, resulting in a gain of $0.2 million. The Daytona Beach Development, representing a substantial portion of an entire city block in downtown Daytona Beach adjacent to International Speedway Boulevard, a major thoroughfare in Daytona Beach, was acquired by the Company for $4.1 million. Prior to its disposition, the Company incurred $1.6 million in raze and entitlement costs related to the Daytona Beach Development.

Mitigation Credits and Mitigation Credit Rights. The Company owns mitigation credits and mitigation credit rights with an aggregate cost basis of $2.6 million as of December 31, 2022, representing a $22.1 million decrease from the balance as of December 31, 2021. On December 29, 2022, the Company completed the sale of the entity that owned the Mitigation Bank for a sales price of $8.1 million resulting in a loss on disposition of assets of $11.9 million. A balance of mitigation credits and mitigation credit rights were retained by the Company as part of the sale agreement.

Revenues and the cost of sales of mitigation credit sales are reported as revenues from, and direct costs of, real estate operations, respectively, in the consolidated statements of operations. During the year ended December 31, 2022, the Company sold 34 mitigation credits for proceeds of $3.5 million with a cost basis of $2.3 million. During the year ended December 31, 2021, the Company sold six mitigation credits for proceeds of $0.7 million with a cost basis of $0.5 million. Additionally, two mitigation credits with a cost basis of $0.1 million were accrued for as an expense during the year ended December 31, 2021, as such credits are to be provided to buyers of land at no cost. Mitigation credit sales totaled less than $0.1 million during the year ended December 31, 2020, which sales were offset by an aggregate charge to cost of sales totaling $3.1 million, comprised of (i) 42 mitigation credits with a cost basis of $2.9 million that were provided at no cost to buyers, (ii) the Company’s purchase of two mitigation credits for $0.2 million, and (iii) 31 mitigation credits with a cost basis of less than $0.1 million transferred to buyers of land previously sold and of which costs were accrued for in prior years at the time of the original land sale. Additionally, during the year ended December 31, 2020, the Company transferred 13.31 federal mitigation credits to the permit related to the land that gave rise to an environmental restoration matter that has been fully resolved as of December 31, 2021. These credits had an aggregate cost basis of $0.1 million and are included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2020.

Subsurface Interests. As of December 31, 2022, the Company owns 355,000 acres of Subsurface Interests. The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. The Company’s subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage, which revenues are included within real estate operations in the consolidated statements of operations. During the year ended December 31, 2022, the Company sold approximately 14,600 acres of subsurface oil, gas, and mineral rights for a sales price of $1.7 million. During the year ended December 31, 2021, the Company sold approximately 84,900 acres of subsurface oil, gas, and mineral rights for a sales price of $4.6 million. During the year ended December 31, 2020, the Company sold 345 acres of subsurface interests totaling $0.4 million.

During the years ended December 31, 2022, 2021, and 2020, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled less than $0.1 million during each respective year.

The Company is not prohibited from selling any or all of its Subsurface Interests. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee typically based on a percentage of the surface value. Should the Company complete a transaction to sell all or a portion of its Subsurface Interests or complete a release transaction, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments including income-producing properties. Cash payments for the release of surface entry rights totaled $0.2 million, $0.1 million, and $0.2 million during the years ended December 31, 2022, 2021 and 2020, respectively.

Land Impairments. There were no impairment charges on the Company’s undeveloped land holdings, or its income property portfolio, during the years ended December 31, 2022, 2021, or 2020. The $17.6 million impairment charge recognized during the year ended December 31, 2021 is related to the Company’s previously held retained interest in the Land JV. The aggregate impairment charge of $17.6 million is a result of eliminating the investment in joint ventures based on the final proceeds received through distributions of the Land JV in connection with closing the sale of substantially all of the Land JV’s remaining land to Timberline Acquisition Partners, an affiliate of Timberline Real Estate Partners (“Timberline”), for a final sales price of $66.3 million.

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

Real Estate Operations – Land JV

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

Through December 31, 2021, the Company served as the manager of the Land JV and was responsible for day-to-day operations at the direction of the partners of the Land JV (the “JV Partners”). All major decisions and certain other actions taken by the manager were approved by the unanimous consent of the JV Partners (the “Unanimous Actions”). Unanimous Actions included such matters as the approval of pricing for all land parcels in the Land JV; approval of contracts for the sale of land that contain material revisions to the standard purchase contract of the Land JV; entry into any lease agreement affiliated with the Land JV; entering into listing or brokerage agreements; approval and amendment of the Land JV’s operating budget; obtaining financing for the Land JV; admission of additional members; and dispositions of the Land JV’s real property for amounts less than market value. As a result of the Land JV Sale, no management fee revenues pertaining to the Land JV were earned during the year ended December 31, 2022.

NOTE 7. INVESTMENT IN JOINT VENTURES

The Company has no investments in joint ventures as of December 31, 2022 or 2021.

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

Through December 31, 2021, the Company served as the manager of the Land JV and was responsible for day-to-day operations at the direction of the JV Partners. All Unanimous Actions taken by the manager were approved by the unanimous consent of the JV Partners. Pursuant to the Land JV’s operating agreement, the Land JV paid the manager a management fee in the initial amount of $20,000 per month. The management fee was evaluated quarterly, and as land sales occurred in the Land JV, the basis for our management fee was reduced as the management fee was based on the value of real property that remained in the Land JV. The monthly management fee as of December 31, 2021, was $10,000 per month. No management fees pertaining to the Land JV were earned during the year ended December 31, 2022.

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

During the year ended December 31, 2021, the Company recognized impairment charges on its previously held retained interest in the Land JV totaling $17.6 million. The aggregate $17.6 million impairment on the previously held retained interest in the Land JV was a result of eliminating the investment in joint ventures based on the final proceeds received through distributions of the Land JV in connection with the sale of the Land JV’s remaining land.

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

The following table provides summarized financial information of the Land JV for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Revenues	$—	$67,367	$65,446
Direct Cost of Revenues	—	(8,867)	(13,012)
Operating Income	$—	$58,500	$52,434
Other Operating Expenses	—	(376)	(462)
Net Income	$—	$58,124	$51,972

The Company’s share of the Land JV’s net income (loss) was zero for the years ended December 31, 2022, 2021, and 2020. Pursuant to ASC 323, certain adjustments are made when calculating the Company’s share of net income, including adjustments required to reflect the investor’s share of changes in investee’s capital to reflect distributions from the venture. Additionally, basis differences are also considered. The Company recorded the initial retained interest in the Land JV of $48.9 million at the estimated fair market value based on the relationship of the $97.0 million sales price of the 66.5% equity interest to the 33.5% retained interest. The Land JV recorded the assets contributed by the Company at carry-over basis pursuant to ASC 845 which states that transfers of nonmonetary assets should typically be recorded at the transferor’s historical cost basis. Accordingly, the Company’s basis difference in the 33.5% retained equity interest was evaluated each quarter upon determining the Company’s share of the Land JV’s net income. As a result of the Land JV Sale, the liquidation of the Land JV’s assets, and the dissolution of the underlying entities, such evaluation was and will no longer be required as of and subsequent to December 31, 2021.

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

On December 29, 2022, the Company completed the sale of the entity that owned the Mitigation Bank for a sales price of $8.1 million resulting in a loss on disposition of assets of $11.9 million. A balance of mitigation credits and mitigation credit rights were retained by the Company as part of the sale agreement.

The following table provides summarized financial information of the Mitigation Bank JV for the years ended December 31, 2022, 2021 and 2020 (in thousands).

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Revenues	$—	$512	$4,109
Direct Cost of Revenues	—	(16)	(167)
Operating Income	$—	$496	$3,942
Other Operating Expenses	—	(162)	(175)
Net Income	$—	$334	$3,767

The Company’s share of the Mitigation Bank JV’s net income (loss) was zero for the years ended December 31, 2022, 2021, and 2020. Pursuant to ASC 323, certain adjustments are made when calculating the Company’s share of net income, including adjustments required to reflect the investor’s share of changes in investee’s capital to reflect distributions from the venture. Additionally, basis differences are also considered. The Company recorded the initial retained interest in the Mitigation Bank JV of $6.8 million in June 2018 at the estimated fair market value based on the relationship of the $15.3 million sales price of the 70% equity interest to the 30% retained interest. The Mitigation Bank JV recorded the assets contributed by the Company at carry-over basis pursuant to ASC 845 which states that transfers of nonmonetary assets should typically be recorded at the transferor’s historical cost basis. Accordingly, the Company’s basis difference in the 30% retained equity interest was evaluated each quarter upon determining the Company’s share of the Mitigation Bank JV’s net income. As a result of the Interest Purchase, such evaluation was and will no longer be required as of and subsequent to December 31, 2021.

NOTE 8.       INVESTMENT SECURITIES

As of December 31, 2022, the Company owns, in the aggregate and on a fully diluted basis, 2.2 million shares of PINE, or 14.6% of PINE’s total shares outstanding for an investment value of $42.0 million, which total includes 1.2 million OP Units, or 8.1%, which the Company received in exchange for the contribution of certain income properties to the PINE Operating Partnership, in addition to 979,543 shares of common stock owned by the Company, or 6.5%. The Company has elected the fair value option related to the aggregate investment in securities of PINE pursuant to ASC 825, otherwise such investments would have been accounted for under the equity method. For detailed financial information regarding PINE, please refer to its financial statements, which are publicly available on the website of the Securities and Exchange Commission at http://www.sec.gov under the ticker symbol “PINE.”

The Company calculates the unrealized gain or loss based on the closing stock price of PINE at each respective balance sheet date. The unrealized, non-cash gains and losses resulting from the changes in the closing stock price of PINE are included in investment and other income (loss) in the consolidated statements of operations for years ended December 31, 2022, 2021, and 2020.

The Company’s available-for-sale securities as of December 31, 2022 and 2021 are summarized below (in thousands):

	Cost	Unrealized Gains in Investment Income	Unrealized Losses in Investment Income	Estimated Fair Value (Level 1 Inputs)
December 31, 2022
Common Stock	$18,382	$308	$—	$18,690
Operating Units	23,253	98	—	23,351
Total Equity Securities	41,635	406	—	42,041
Total Available-for-Sale Securities	$41,635	$406	$—	$42,041

December 31, 2021
Common Stock	$15,643	$868	$—	$16,511
Operating Units	23,253	1,273	—	24,526
Total Equity Securities	38,896	2,141	—	41,037
Total Available-for-Sale Securities	$38,896	$2,141	$—	$41,037

NOTE 9.       FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at December 31, 2022 and 2021 (in thousands):

	December 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$19,333	$19,333	$8,615	$8,615
Restricted Cash - Level 1	$1,861	$1,861	$22,734	$22,734
Commercial Loans and Investments - Level 2	$31,908	$32,960	$39,095	$39,109
Long-Term Debt - Level 2	$445,583	$426,421	$278,273	$288,000

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

The following table presents the fair value of assets (liabilities) measured on a recurring basis by level as of December 31, 2022 and 2021 (in thousands). See Note 17, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Cash Flow Hedge - 2026 Term Loan Interest Rate Swap	$4,586	$—	$4,586	$—
Cash Flow Hedge - 2026 Term Loan Interest Rate Swap	$1,461	$—	$1,461	$—
Cash Flow Hedge - 2027 Term Loan Interest Rate Swap	$10,111	$—	$10,111	$—
Cash Flow Hedge - 2028 Term Loan Interest Rate Swap	$(397)	$—	$(397)	$—
Investment Securities	$42,041	$42,041	$—	$—
December 31, 2021
Cash Flow Hedge - 2026 Term Loan Interest Rate Swap	$727	$—	$727	$—
Cash Flow Hedge - 2026 Term Loan Interest Rate Swap	$240	$—	$240	$—
Cash Flow Hedge - 2027 Term Loan Interest Rate Swap	$550	$—	$550	$—
Investment Securities	$41,037	$41,037	$—	$—

No assets were measured on a non-recurring basis as of December 31, 2022 or 2021.

NOTE 10.       INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of December 31, 2022 and 2021 (in thousands):

	As of
	December 31, 2022	December 31, 2021
Intangible Lease Assets:
Value of In-Place Leases	$90,335	$59,293
Value of Above Market In-Place Leases	32,008	23,216
Value of Intangible Leasing Costs	25,531	18,456
Sub-total Intangible Lease Assets	147,874	100,965
Accumulated Amortization	(31,890)	(21,473)
Sub-total Intangible Lease Assets—Net	115,984	79,492
Intangible Lease Liabilities (Included in Accrued and Other Liabilities):
Value of Below Market In-Place Leases	(12,307)	(6,942)
Sub-total Intangible Lease Liabilities	(12,307)	(6,942)
Accumulated Amortization	2,422	1,341
Sub-total Intangible Lease Liabilities—Net	(9,885)	(5,601)
Total Intangible Assets and Liabilities—Net	$106,099	$73,891

The following table reflects the net amortization of intangible assets and liabilities during the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Amortization Expense	$12,300	$8,264	$7,805
Accretion to Income Properties Revenue	2,161	(404)	(1,754)
Net Amortization of Intangible Assets and Liabilities	$14,461	$7,860	$6,051

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Amount	Future Accretion to Income Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
2023	$14,977	$2,757	$17,734
2024	14,764	2,803	17,567
2025	12,944	2,878	15,822
2026	11,233	2,597	13,830
2027	10,978	1,408	12,386
2028 and Thereafter	25,509	3,251	28,760
Total	$90,405	$15,694	$106,099

As of December 31, 2022, the weighted average amortization period of total intangible assets and liabilities was 6.1 years and 7.7 years, respectively.

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

There were no impairment charges on the Company’s undeveloped land holdings, or its income property portfolio, during the years ended December 31, 2022, 2021, or 2020. The $17.6 million impairment charge recognized during the year ended December 31, 2021, is related to the Company’s previously held retained interest in the Land JV as a result of the estimated proceeds received in connection with the contract entered into with Timberline Acquisition Partners, an affiliate of Timberline Real Estate Partners (“Timberline”), which closed on December 10, 2021.

Additionally, during the year ended December 31, 2020, the Company recognized an aggregate $7.2 million impairment charge as a result of a re-forecast of the anticipated undiscounted future cash flows to be received by the Company based on the estimated timing of future land sales from the Land JV.

NOTE 12.       OTHER ASSETS

Other assets consisted of the following as of December 31, 2022 and 2021 (in thousands):

	As of
	December 31, 2022	December 31, 2021
Income Property Tenant Receivables, Net of Allowance for Doubtful Accounts (1)	$2,206	$885
Income Property Straight-line Rent Adjustment and COVID-19 Deferral Balance	6,214	5,180
Operating Leases - Right-of-Use Asset	63	168
Golf Rounds Surcharge	216	338
Cash Flow Hedge - Interest Rate Swap	16,158	1,543
Infrastructure Reimbursement Receivables	824	1,080
Prepaid Expenses, Deposits, and Other	5,421	3,526
Due from Alpine Income Property Trust, Inc.	1,300	1,653
Financing Costs, Net of Accumulated Amortization	2,051	524
Total Other Assets	$34,453	$14,897

(1)Includes a $1.8 million and $0.5 million allowance for doubtful accounts as of December 31, 2022 and 2021, respectively.

Income Property Straight-Line Rent Adjustment. As of December 31, 2022 and 2021, the straight-line rent adjustment includes a balance of $0.05 million and $0.1 million of deferred rent related to the COVID-19 Pandemic, respectively. Pursuant to the interpretive guidance issued by the FASB in April 2020 on lease modifications, for leases in which deferred rent agreements were reached, the Company has continued to account for the lease concessions by recognizing the normal straight-line rental income and as the deferred rents are repaid by the tenant, the straight-line receivable will be reduced.

Infrastructure Reimbursement Receivables. As of December 31, 2022 and 2021, the infrastructure reimbursement receivables were all related to the land sales within the Tomoka Town Center. The balance as of December 31, 2022 consisted of $0.7 million due from Tanger for infrastructure reimbursement to be repaid in four remaining annual installments of approximately $0.2 million each, net of a discount of $0.08 million, and $0.2 million due from Sam’s Club for infrastructure reimbursement to be repaid in two remaining annual installments of $0.1 million each, net of a discount of $0.02 million.

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

On October 11, 2022, the Company filed a new shelf registration statement on Form S-3, relating to the registration and potential issuance of its common stock, preferred stock, debt securities, warrants, rights, and units with a maximum aggregate offering price of up to $500.0 million. The Securities and Exchange Commission declared the Form S-3 effective on October 26, 2022.

EQUITY OFFERING

On December 5, 2022, the Company completed a follow-on public offering of 3,450,000 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 450,000 shares of common stock. Upon closing, the Company issued 3,450,000 shares and received net proceeds of $62.4 million, after deducting the underwriting discount and expenses.

ATM PROGRAM

On April 30, 2021, the Company implemented a $150.0 million “at-the-market” equity offering program (the “2021 ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock. During the year ended December 31, 2022, the Company sold 961,261 shares under the 2021 ATM Program for gross proceeds of $21.1 million at a weighted average price of $21.99 per share, generating net proceeds of $20.8 million after deducting transaction fees totaling less than $0.3 million. The Company was not active under the 2021 ATM Program during the year ended December 31, 2021. The 2021 ATM Program was terminated in connection with the establishment of the 2022 ATM Program, hereinafter defined.

On October 28, 2022, the Company implemented a $150.0 million “at-the-market” equity offering program (the “2022 ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock. During the year ended December 31, 2022, the Company sold 604,765 shares under the 2022 ATM Program for gross proceeds of $12.3 million at a weighted average price of $20.29 per share, generating net proceeds of $12.1 million after deducting transaction fees totaling $0.2 million.

In the aggregate, under the 2021 ATM Program and 2022 ATM Program, during the year ended December 31, 2022,

the Company sold 1,566,026 shares for gross proceeds of $33.4 million at a weighted average price of $21.33 per share, generating net proceeds of $32.9 million after deducting transaction fees totaling $0.5 million.

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

SERIES A PREFERRED STOCK REPURCHASE PROGRAM

On February 16, 2023, the Company’s Board of Directors approved a Series A Preferred Stock repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase shares (the “Series A Preferred Stock Repurchase Program”). Pursuant to the Series A Preferred Stock Repurchase Program, the Company may repurchase shares of its Series A Preferred Stock for a total purchase price of up to $3.0 million at a purchase price per share equal to or less than $19.00. Shares may be purchased under the Series A Preferred Stock Repurchase Program in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. The Series A Preferred Stock Repurchase Program does not obligate the Company to acquire any particular amount of shares of its Series A Preferred Stock and may be modified or suspended.

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

The following table outlines dividends declared and paid for each issuance of CTO’s stock during the years ended December 31, 2022, 2021, and 2020 (in thousands, except per share data):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Series A Preferred Stock
Dividends	$4,781	$2,325	$—
Per Share	$1.59	$0.77	$—

Common Stock
Dividends	$28,896	$23,580	$64,665	(1)
Per Share	$1.49	$1.33	$4.63	(1)

(1)

Represents the aggregate of (i) $0.63 per share of regular cash dividends totaling $8.9 million and (ii) $3.99 per share Special Distribution totaling $55.8 million, of which $5.6 million was paid in cash.

2025 NOTES

Effective January 1, 2022, the Company adopted ASU 2020-06 whereby diluted EPS includes the dilutive impact of the 2025 Notes (hereinafter defined) using the if-converted method. Upon adoption, the Company recorded a $7.0 million adjustment to reduce additional paid-in capital to eliminate the non-cash equity component of the 2025 Notes with  corresponding offsets including (i) a $4.0 million cumulative effect adjustment to the opening balance of retained earnings and (ii) a $3.0 million adjustment to eliminate the non-cash portion of the convertible notes discount, net of accumulated amortization (the “2025 Notes Adjustment”). The 2025 Notes Adjustment was made on January 1, 2022, and is reflected in the accompanying consolidated statements of stockholders’ equity.

2025 NOTES REPURCHASE PROGRAM

On February 16, 2023, the Company’s Board of Directors approved a 2025 Notes repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase 2025 Notes (the “2025 Notes Repurchase Program”). Pursuant to the 2025 Notes Repurchase Program, the Company may repurchase, in one or more transactions, 2025 Notes in the aggregate principal amount of not more than $4.74 million, at a price not to exceed 117% of par value. The 2025 Notes Repurchase Program does not obligate the Company to acquire any particular amount of 2025 Notes and may be modified or suspended.

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

The following is a reconciliation of basic and diluted earnings per common share for each of the periods presented (in thousands, except share and per share data):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Basic and Diluted Earnings:
Net Income (Loss) Attributable to Common Stockholders, Used in Basic EPS	$(1,623)	$27,615	$78,509
Add Back: Effect of Dilutive Interest Related to 2025 Notes (1)	—	—	—
Net Income (Loss) Attributable to Common Stockholders, Used in Diluted EPS	$(1,623)	$27,615	$78,509

Basic and Diluted Shares:
Weighted Average Shares Outstanding, Basic	18,508,201	17,676,809	14,114,631
Common Shares Applicable to Dilutive Effect of 2025 Notes (2)	—	—	—
Weighted Average Shares Outstanding, Diluted	18,508,201	17,676,809	14,114,631

Per Share Information:
Net Income (Loss) Attributable to Common Stockholders
Basic and Diluted	$(0.09)	$1.56	$5.56
(1)	As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in net income or loss that would result from the assumed conversion of the 2025 Convertible Senior Notes to derive FFO effective January 1, 2022 due to the implementation of ASU 2020-06 which requires presentation on an if-converted basis. For the year ended December 31 2022, a total of $2.2 million of interest was not included, as the impact of the 2025 Notes, if-converted, would be antidilutive to the net loss attributable to common stockholders of $1.6 million.
(2)	A total of 3.1 million shares, representing the dilutive impact of the 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, were not included in the computation of diluted net loss attributable to common stockholders for the year ended December 31, 2022 because they were antidilutive to the net loss attributable to common stockholders of $1.6 million.

There were no potentially dilutive securities for years ended December 31, 2022, 2021, or 2020. The effect of 68,269, 2,497, and 39,558 potentially dilutive securities were not included for the years ended December 31, 2022, 2021 and 2020, respectively, as the effect would be anti-dilutive.

Effective January 1, 2022, the Company adopted ASU 2020-06 whereby diluted EPS includes the dilutive impact, if any, of the 2025 Notes using the if-converted method, irrespective of intended cash settlement. The Company intends to settle its 3.875% Convertible Senior Notes due 2025 (the “2025 Notes”) in cash upon conversion with any excess conversion value to be settled in shares of our common stock. The Company elected, upon adoption, to utilize the modified retrospective approach, negating the required restatement of EPS for periods prior to adoption. The Company overcame the presumption of share settlement prior to the adoption of ASU 2020-06, and therefore, there was no dilutive impact for the years ended December 31, 2021 or 2020. The effect of 3.1 million potentially dilutive 2025 Notes, if-converted, were not included for the year ended December 31, 2022, as the effect would be anti-dilutive.

NOTE 15.       SHARE REPURCHASES

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

In February 2020, the Company’s Board approved a $10.0 million common stock repurchase program (the “$10.0 Million Common Stock Repurchase Program”). During the year ended December 31, 2020, the Company repurchased 88,565 shares of its common stock on the open market for a total cost of $4.1 million, or an average price per share of $46.29. During the year ended December 31, 2021, the Company repurchased 40,553 shares of its common stock on the open market for a total cost of $2.2 million, or an average price per share of $54.48. During the year ended December 31, 2022, the Company repurchased 145,724 shares of its common stock on the open market for a total cost of $2.8 million, or an average price per share of $19.15. The $10.0 Million Common Stock Repurchase Program does not have an expiration date.

On February 16, 2023, the Company’s Board of Directors approved a common stock repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase shares (the “$5.0 Million Common Stock Repurchase Program”). Pursuant to the $5.0 Million Common Stock Repurchase Program, the Company may repurchase shares of its common stock for a total purchase price of up to $5.0 million at an average per share purchase price equal to or less than $17.00. Shares may be purchased under the Common Stock Repurchase Program in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The $5.0 Million Common Stock Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended.

NOTE 16.       LONG-TERM DEBT

As of December 31, 2022, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt	Maturity Date	Interest Rate
Credit Facility	$113,750	January 2027	30-day SOFR + 0.10% + [1.25% - 2.20%]
2026 Term Loan (1)	65,000	March 2026	30-day SOFR + 0.10% + [1.25% - 2.20%]
2027 Term Loan (2)	100,000	January 2027	30-day SOFR + 0.10% + [1.25% - 2.20%]
2028 Term Loan (3)	100,000	January 2028	30-day SOFR + 0.10% + [1.20% - 2.15%]
3.875% Convertible Senior Notes due 2025	51,034	April 2025	3.875%
Mortgage Note Payable	17,800	August 2026	4.060%
Total Long-Term Face Value Debt	$447,584
(1)	The Company utilized interest rate swaps on the $65.0 million 2026 Term Loan balance to fix SOFR and achieve a weighted average fixed swap rate of 0.26% plus the 10 bps SOFR adjustment plus the applicable spread.
(2)	The Company utilized interest rate swaps on the $100.0 million 2027 Term Loan balance to fix SOFR and achieve a fixed swap rate of 0.64% plus the 10 bps SOFR adjustment plus the applicable spread
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

On September 20, 2022, the Company entered into the eighth amendment to the 2017 Amended Credit Facility (the “Eighth Amendment”), which includes among other things: (i) the origination of the 2028 Term Loan, as defined in the Credit Agreement, (ii) the increase of Revolving Credit Commitments, as defined in the Credit Facility, up to $300.0 million, (iii) an accordion option that allows the Company to request additional revolving loan commitments and additional term loan commitments, provided, (a) the aggregate amount of revolving loan commitments shall not exceed $750,000,000 and (b) the aggregate amount of term loan commitments shall not exceed $500,000,000, (iv) an extension of the Revolving Credit Termination Date, as defined in the Credit Facility, from May 24, 2023 to January 31, 2027, (v) a sustainability-linked pricing component pursuant to which the Company will receive interest rate reductions based on its performance against certain sustainability performance targets, (vi) the release of the Pledge Collateral, as defined in the Eighth Amendment, and (vii) the joinder of PNC Bank, National Association (“PNC”) as a Term Loan Lender, as defined in the Credit Facility, and PNC and Regions Bank as Revolving Lenders, as defined in the Credit Facility.

At December 31, 2022, the current commitment level under the Credit Facility was $300.0 million. The undrawn borrowing capacity under the Credit Facility was $186.2 million, based on the level of borrowing base assets. As of December 31, 2022, the Credit Facility had a $113.8 million balance outstanding.

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

Convertible Debt. The Company had an initial aggregate principal amount of $75.0 million of 3.875% Convertible Notes (the “2025 Notes”). During the year ended December 31, 2020, the Company repurchased $12.5 million aggregate principal amount of 2025 Notes at a $2.6 million discount, resulting in a gain on extinguishment of debt of $1.1 million. During the year ended December 31, 2021, the Company repurchased $11.4 million aggregate principal amount of 2025

Notes at a $1.6 million premium, resulting in a loss on extinguishment of debt of $2.9 million. Following the repurchases, $51.0 million aggregate principal amount of the 2025 Notes remains outstanding at December 31, 2022.

The 2025 Notes represent senior unsecured obligations of the Company and pay interest semi-annually in arrears on each April 15th and October 15th, commencing on April 15, 2020, at a rate of 3.875% per annum. The 2025 Notes mature on April 15, 2025 and may not be redeemed by the Company prior to the maturity date. The conversion rate for the 2025 Notes was initially 12.7910 shares of the Company’s common stock per $1,000 of principal of the 2025 Notes (equivalent to an initial conversion price of $78.18 per share of the Company’s common stock). The initial conversion price of the 2025 Notes represented a premium of 20% to the $65.15 closing sale price of the Company’s common stock on the NYSE American on January 29, 2020. If the Company’s Board increases the quarterly dividend above the $0.13 per share in place at issuance, the conversion rate is adjusted with each such increase in the quarterly dividend amount. After the fourth quarter 2022 dividend, the conversion rate is equal to 62.2047 shares of common stock for each $1,000 principal amount of 2025 Notes, which represents an adjusted conversion price of $16.08 per share of common stock. At the maturity date, the 2025 Notes are convertible into cash, common stock or a combination thereof, subject to various conditions, at the Company’s option. Should certain corporate transactions or events occur prior to the stated maturity date, the Company will increase the conversion rate for a holder that elects to convert its 2025 Notes in connection with such corporate transaction or event.

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

As of December 31, 2022, the unamortized debt discount of our 2025 Notes was $0.4 million, which represents the cash component of the discount.

Long-term debt consisted of the following (in thousands):

	December 31, 2022		December 31, 2021
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$113,750	$—	$67,000	$—
2026 Term Loan	65,000	—	65,000	—
2027 Term Loan	100,000	—	100,000	—
2028 Term Loan	100,000	—	—	—
3.875% Convertible Senior Notes, net of Discount	50,670	—	47,469	—
Mortgage Note Payable	17,800	—	—
Financing Costs, net of Accumulated Amortization	(1,637)	—	(1,196)	—
Total Long-Term Debt	$445,583	$—	$278,273	$—

Payments applicable to reduction of principal amounts as of December 31, 2022 will be required as follows (in thousands):

As of December 31, 2022	Amount
2023	$—
2024	—
2025	51,034
2026	82,800
2027	213,750
2028 and Thereafter	100,000
Total Long-Term Debt - Face Value	$447,584

The carrying value of long-term debt as of December 31, 2022 consisted of the following (in thousands):

Total
Current Face Amount	$447,584
Unamortized Discount on Convertible Debt	(364)
Financing Costs, net of Accumulated Amortization	(1,637)
Total Long-Term Debt	$445,583

In addition to the $1.6 million of financing costs, net of accumulated amortization included in the table above, as of December 31, 2022, the Company also had financing costs, net of accumulated amortization related to the Credit Facility of $2.1 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the Company’s accompanying consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Interest Expense	$10,171	$7,065	$9,005
Amortization of Deferred Financing Costs	755	586	454
Amortization of Discount on Convertible Notes	189	1,278	1,379
Total Interest Expense	$11,115	$8,929	$10,838

Total Interest Paid	$9,862	$7,274	$9,716

The Company was in compliance with all of its debt covenants as of December 31, 2022 and 2021.

NOTE 17.       INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the years ended December 31, 2022, 2021, and 2020. Accordingly, the changes in fair value on the interest rate swaps have been classified in accumulated other comprehensive income (loss). The fair value of the interest rate swap agreements are included in other assets and accrued and other liabilities, respectively, on the consolidated balance sheets. Information related to the Company’s interest rate swap agreements are noted below (in thousands):

Hedged Item (1)	Effective Date	Maturity Date	Rate	Amount	Fair Value as of December 31, 2022
2026 Term Loan	3/10/2021	3/29/2024	0.12% + 0.10% + applicable spread	$50,000	$2,818
2026 Term Loan	3/29/2024	3/10/2026	1.44% + 0.10% + applicable spread	$50,000	$1,768
2026 Term Loan	8/31/2021	3/10/2026	0.70% + 0.10% + applicable spread	$15,000	$1,461
2027 Term Loan	11/5/2021	3/29/2024	0.64% + 0.10% + applicable spread	$100,000	$5,007
2027 Term Loan	3/29/2024	1/31/2027	1.35% + 0.10% + applicable spread	$100,000	$5,104
2028 Term Loan	9/30/2022	1/31/2028	3.78% + 0.10% + applicable spread	$50,000	$(194)
2028 Term Loan	9/30/2022	1/31/2028	3.78% + 0.10% + applicable spread	$50,000	$(203)
(1)	Effective September 30, 2022 the Company converted its existing interest rate swaps from 1-month LIBOR to SOFR.

NOTE 18.       ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following (in thousands):

	As of
	December 31, 2022	December 31, 2021
Accrued Property Taxes	$716	$813
Reserve for Tenant Improvements	6,186	5,457
Tenant Security Deposits	2,719	1,942
Accrued Construction Costs	903	190
Accrued Interest	872	431
Environmental Reserve	67	81
Cash Flow Hedge - Interest Rate Swaps	397	26
Operating Leases - Liability	64	198
Other	6,104	3,983
Total Accrued and Other Liabilities	$18,028	$13,121

Reserve for Tenant Improvements. In connection with recent acquisitions, the Company received, an aggregate $8.9 million from the sellers of the properties for tenant improvement allowances, leasing commissions and other capital improvements. These amounts are included in accrued and other liabilities on the consolidated balance sheets. Through December 31, 2022, payments totaling $2.7 million were made, leaving a remaining reserve for tenant improvements of $6.2 million.

Environmental Reserve. During the year ended December 31, 2014, the Company accrued an environmental reserve of $0.1 million in connection with an estimate of additional costs required to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida, on which environmental remediation work had previously been performed. The Company engaged legal counsel who, in turn, engaged environmental engineers to review the site and the prior monitoring test results. During the year ended December 31, 2015, their review was completed, and the Company made an additional accrual of $0.5 million, representing the low end of the range of possible costs estimated by the engineers to be between $0.5 million and $1.0 million to resolve this matter subject to the approval of the state department of environmental protection (the “FDEP”). The FDEP issued a Remedial Action Plan Modification Approval Order (the “FDEP Approval”) in August 2016 which supports the approximate $0.5 million accrual made in 2015. The Company is implementing the remediation plan pursuant to the FDEP Approval. During the fourth quarter of 2017, the Company made an additional accrual of less than $0.1 million for the second year of monitoring as the low end of the original range of estimated costs was increased for the amount of monitoring now anticipated. Since the total accrual of $0.7 million was made, $0.6 million in costs have been incurred through December 31, 2022, leaving a remaining accrual of less than $0.1 million.

NOTE 19.       DEFERRED REVENUE

Deferred revenue consisted of the following (in thousands):

	As of
	December 31, 2022	December 31, 2021
Prepaid Rent	$3,951	$3,921
Interest Reserve from Commercial Loans and Investments	1,262	—
Tenant Contributions	522	574
Other Deferred Revenue	—	10
Total Deferred Revenue	$5,735	$4,505

NOTE 20.       STOCK-BASED COMPENSATION

SUMMARY OF STOCK-BASED COMPENSATION

A summary of share activity for all equity classified stock compensation during the year ended December 31, 2022, is presented below. As described in Note 13, “Equity” all share counts herein have been retroactively adjusted for the three-for-one stock split effective July 1, 2022.

Type of Award	Shares Outstanding at 1/1/2022	Granted Shares	Vested / Exercised Shares	Expired Shares	Forfeited Shares	Shares Outstanding at 12/31/22
Equity Classified - Performance Share Awards - Peer Group Market Condition Vesting	234,354	69,168	(73,275)	—	—	230,247
Equity Classified - Three Year Vest Restricted Shares	154,509	137,448	(72,465)	—	(7,413)	212,079
Equity Classified - Non-Qualified Stock Option Awards	64,623	—	(64,623)	—	—	—
Total Shares	453,486	206,616	(210,363)	—	(7,413)	442,326

Amounts recognized in the financial statements for stock-based compensation are as follows (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Total Cost of Share-Based Plans Charged Against Income Before Tax Effect	$3,232	$3,168	$2,786

Income Tax Expense Recognized in Income	$—	$—	$(678)

EQUITY-CLASSIFIED STOCK COMPENSATION

Performance Share Awards – Peer Group Market Condition Vesting

Performance shares have been granted to certain employees under the 2010 Plan. The performance share awards entitle the recipient to receive, upon the vesting thereof, shares of common stock of the Company equal to between 0% and 150% of the number of performance shares awarded. The number of shares of common stock ultimately received by the award recipient is determined based on the Company’s total stockholder return as compared to the total stockholder return of a certain peer group during a three-year performance period. The Company granted a total of 69,168 performance shares during the year ended December 31, 2022.

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

As of December 31, 2022, there was $1.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the outstanding performance share awards, which will be recognized over a remaining weighted average period of 1.7 years.

A summary of the activity for these awards during the years ended December 31, 2022, 2021, and 2020 is presented below:

Performance Shares With Market Conditions	Shares	Wtd. Avg. Fair Value Per Share
Non-Vested at January 1, 2020	147,825	$21.86
Granted	79,323	$18.61
Vested	(37,905)	$18.55
Expired	—	—
Forfeited	(21,690)	$21.27
Non-Vested at December 31, 2020	167,553	$21.15
Granted	144,402	$10.68
Vested	(52,254)	$19.43
Expired	—	—
Forfeited	(25,347)	$15.68
Non-Vested at December 31, 2021	234,354	$15.67
Granted	69,168	$20.76
Vested	(73,275)	$16.76
Expired	—	—
Forfeited	—	—
Non-Vested at December 31, 2022	230,247	$16.85

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

As of December 31, 2022 and 2021, there was no unrecognized compensation cost related to market condition restricted stock.

A summary of the activity for these awards during the years ended December 31, 2022, 2021, and 2020 is presented below:

Market Condition Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value
Non-Vested at January 1, 2020	22,000	$41.71
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Non-Vested at December 31, 2020	22,000	$41.71
Granted	—	—
Vested	—	—
Expired	(22,000)	$41.71
Forfeited	—	—
Non-Vested at December 31, 2021	—	—
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Non-Vested at December 31, 2022	—	—

Three Year Vest Restricted Shares

Restricted shares have been granted to certain employees under the 2010 Plan. One-third of the restricted shares will vest on each of the first, second, and third anniversaries of January 28 of the applicable year provided the grantee is an employee of the Company on those dates. In addition, any unvested portion of the restricted shares will vest upon a change in control. The Company granted a total of 137,448 shares of restricted Company common stock during the year ended December 31, 2022.

During the years ended December 31, 2022 and 2021, the Company’s determination of the fair value of the three-year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date. During the year ended December 31, 2020, the Company’s determination of the fair value of the three-year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date, less the present value of expected dividends during the vesting period. Compensation cost is recognized on a straight-line basis over the applicable vesting period.

As of December 31, 2022, there was $2.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three-year vest non-vested restricted shares, which will be recognized over a remaining weighted average period of 2.1 years.

A summary of the activity for these awards during the years ended December 31, 2022, 2021, and 2020 is presented below:

Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value Per Share
Non-Vested at January 1, 2020	112,785	$20.07
Granted	70,353	$18.63
Vested	(54,162)	$19.90
Expired	—	—
Forfeited	(13,539)	$20.05
Non-Vested at December 31, 2020	115,437	$19.27
Granted	129,150	$11.82
Vested	(63,660)	$16.18
Expired	—	—
Forfeited	(26,418)	$15.53
Non-Vested at December 31, 2021	154,509	$14.96
Granted	137,448	$19.72
Vested	(72,465)	$14.96
Expired	—	—
Forfeited	(7,413)	$17.01
Non-Vested at December 31, 2022	212,079	$17.97

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

A summary of the activity for these awards during the years ended December 31, 2022, 2021, and 2020 is presented below:

Non-Qualified Stock Option Awards	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	240,000	$18.54
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2020	240,000	$18.54
Granted	60,996	—
Exercised	(236,373)	$14.88
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2022	64,623	$14.46
Granted	—	—
Exercised	(64,623)	$14.46
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2022	—	$—	—	$—
Exercisable at January 1, 2022	64,623	$14.46	3.21	$388,837
Exercisable at December 31, 2022	—	$—	—	$—

The total intrinsic value of options exercised during the year ended December 31, 2022 totaled $0.4 million. As of December 31, 2022, there is no unrecognized compensation cost related to non-qualified, non-vested stock option awards.

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

Each non-employee director serving as of the beginning of each calendar year shall receive an annual award of the Company’s common stock. The value of such award totaled $35,000 for the years ended December 31, 2022 and 2021 and $20,000 for the year ended December 31, 2020 (the “Annual Award”). The number of shares awarded is calculated based on the trailing 20-day average price of the Company’s common stock as of the date two business days prior to the date of the award, rounded down to the nearest whole number of shares. Commencing in 2021, non-employee directors will no longer receive meeting fees, but will receive additional retainers for service on Board committees, as set forth in the Company’s Non-Employee Director Compensation Policy available on the Company’s website (www.ctoreit.com).

During the years ended December 31, 2022, 2021, and 2020, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.5 million or 25,034 shares, $0.5 million or 32,766 shares, and $0.5 million, or 30,384 shares, respectively. The expense recognized during the years ended December 31, 2022, 2021, and 2020 includes the Annual Award received during the first quarter of each year.

NOTE 21.       INCOME TAXES

The Company elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2020. The Company believes that, commencing with such taxable year, it has been organized and has operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws. The Company intends to continue to operate in such a manner. As a REIT, the Company will be subject to U.S. federal and state income taxation at corporate rates on its net taxable income; the Company, however, may claim a deduction for the amount of dividends paid to its stockholders. Amounts distributed as dividends by the Company will be subject to taxation at the stockholder level only. While the Company must distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to qualify as a REIT, the Company intends to distribute all of its net taxable income. The Company is allowed certain other non-cash deductions or adjustments, such as depreciation expense, when computing its REIT taxable income and distribution requirement. These deductions permit the Company to reduce its dividend payout requirement under U.S. federal income tax laws. Certain states may impose minimum franchise taxes. To comply with certain REIT requirements, the Company holds certain of its non-REIT assets and operations through taxable REIT subsidiaries (“TRSs”) and subsidiaries of TRSs, which will be subject to applicable U.S. federal, state and local corporate income tax on their taxable income. For the periods presented, the Company held a total of two TRSs subject to taxation. The Company’s TRSs will file tax returns separately as C-Corporations.

As a result of the Company’s election to be taxed as a REIT, during the year ended December 31, 2020, an $82.5 million deferred tax benefit was recorded to de-recognize the deferred tax assets and liabilities associated with the entities included in the REIT. A significant portion of the deferred tax benefit recognized related to the de-recognition of deferred tax liabilities resulting from Section 1031 like-kind exchanges (“1031 Exchanges”). The Company will be subject to corporate income taxes related to assets held by it that are sold during the 5-year period following the date of conversion to the extent such sold assets had a built-in gain as of January 1, 2020. The Company generally does not intend to dispose of any REIT assets after the REIT conversion within the 5-year period, unless various tax planning strategies, including 1031 Exchanges or other deferred tax structures are available to mitigate the built-in gain tax liability of conversion.

Total income tax benefit is summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Income Tax Benefit	$2,830	$3,079	$83,499

The provisions for income tax benefit are summarized as follows (in thousands):

	2022		2021		2020
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$(183)	$2,571	$235	$2,362	$341	$70,106
State	—	442	44	438	63	12,989
Total	$(183)	$3,013	$279	$2,800	$404	$83,095

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

The sources of these differences and the related deferred income tax assets (liabilities) are summarized as follows (in thousands):

	Deferred Tax
	2022	2021
Deferred Income Tax Assets
Capital Loss Carryforward	$1,800	$2,249
Net Operating Loss Carryforward	2,597	291
Gross Deferred Income Tax Assets	4,397	2,540
Less - Valuation Allowance	(1,800)	(2,249)
Net Deferred Income Tax Assets	2,597	291
Deferred Income Tax Liabilities
Unrealized Gain on Investment Securities	(39)	—
Basis Differences in Mitigation Credit Assets	(28)	(774)
Total Deferred Income Tax Liabilities	(67)	(774)
Net Deferred Income Tax Liabilities	$2,530	$(483)

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. We consider past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2022 and 2021, the Company has $2.6 million and $0.3 million in net operating loss (“NOL”) carryforwards, respectively. The Tax Cuts and Jobs Act allows for indefinite carryforwards for all NOLs generated in taxable years beginning after December 31, 2017. Additionally, there is no taxable income limitation, thus allowing an NOL carryforward to fully offset taxable income in tax years beginning before January 1, 2021. Accordingly, as of December 31, 2022 and 2021, no valuation allowance was considered necessary related to the Company’s NOL carryforwards. As of December 31, 2022 and 2021, the Company had a capital loss carryforward totaling $7.2 million and $9.0 million, respectively,  related to the elimination of the Company’s interest in the Land JV. The Company does not currently anticipate being able to utilize the capital loss carryforward and accordingly, has allowed for the $1.8 million and $2.2 million deferred tax asset in full as of December 31, 2022 and 2021, respectively.

Following is a reconciliation of the income tax computed at the federal statutory rate of 21% for 2022, 2021, and 2020, individually, for continuing operations (in thousands):

	Year Ended December 31,
	2022		2021		2020
Income Tax Benefit Computed at Federal Statutory Rate	$2,795	852.1%	$4,408	16.4%	$971	(19.5)%
Increase (Decrease) Resulting from:
State Income Tax, Net of Federal Income Tax Benefit	593	180.8%	936	3.5%	180	(3.6)%
Income Tax on Permanently Non-Deductible Items	(484)	(147.6)%	—	0.0%	(112)	2.2%
Tax Benefit due to De-Recognition of REIT Deferred Tax Liabilities	—	0.0%	—	0.0%	82,460	(1652.6)%
Valuation Allowance	—	0.0%	(2,216)	(8.2)%	—	0.0%
Other Reconciling Items	(74)	(22.6)%	(49)	(0.2)%	—	0.0%
Benefit for Income Taxes	$2,830	862.8%	$3,079	11.5%	$83,499	(1673.4)%

The effective income tax rate assumes a blended rate for estimated state and local taxes on its income and property. The effective income tax rate for the years ended December 31, 2022, 2021, and 2020, including the discontinued operations, was 862.5%, 11.5%, and (1673.4)%, respectively. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. There were no discrete events during the year ended December 31, 2022. The year ended December 31, 2021, included the impact of the capital loss carryforward valuation allowance. The year ended

December 31, 2020 included the impact for the discrete event described above related to the de-recognition of the deferred tax assets and liabilities associated with the entities included in the REIT.

For prior taxable years through the year ended December 31, 2021 the Company has filed a consolidated income tax return in the United States Federal jurisdiction and the states of Alabama, Arizona, California, Colorado, Florida, Georgia, Maryland, Massachusetts, Nevada, New Mexico, New York, North Carolina, Oregon, Texas, Virginia, Washington, and Wisconsin. The Internal Revenue Service (“IRS”) has audited the federal tax returns through the year 2012, with all proposed adjustments settled. The Florida Department of Revenue has audited the Florida tax returns through the year 2014, with all proposed adjustments settled. For the years ended December 31, 2022, 2021, and 2020, the Company recognized no uncertain tax positions or accrued interest and penalties for uncertain tax positions. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision (benefit) in the applicable period.

Income taxes totaling $0.1 million, $0.4 million, and $5.0 million were paid during the years ended December 31, 2022, 2021, and 2020, respectively. Additionally, income taxes totaling less than $0.1 million were refunded during the years ended December 31, 2021, with no income taxes refunded during the years ended December 31, 2022 or 2020.

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

CONTRACTUAL COMMITMENTS – EXPENDITURES

The Company has committed to fund the following capital improvements. The improvements, which are related to several properties, are estimated to be generally completed within twelve months. These commitments, as of December 31, 2022, are as follows (in thousands):

As of December 31, 2022
Total Commitment (1)	$29,033
Less Amount Funded	(7,812)
Remaining Commitment	$21,221
(1)	Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

In addition, the Company is committed to fund the two construction loans as described in Note 4, “Commercial Loans and Investments”. The unfunded portion of the construction loans totaled $5.6 million of December 31, 2022.

NOTE 23.       BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, management services, commercial loans and investments, and real estate operations. The management services segment consists of the revenue generated from managing PINE and the Land JV.

Our income property operations consist of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 91% and 86% of our identifiable assets as of December 31, 2022 and 2021, respectively, and 83.6%, 72.1%, and 88.6% of our consolidated revenues for the years ended December 31, 2022, 2021, and 2020, respectively. Our management fee income consists of the management fees earned for the management of PINE and the Land JV. As of December 31, 2022, our commercial loan and investment portfolio consisted of three commercial loan investments and one preferred equity investment which is classified as a commercial loan investment. Our continuing real estate operations consists of revenues generated from leasing and royalty income from our interests in subsurface oil, gas, and mineral rights, and the generation and sale of mitigation credits.

The Company evaluates segment performance based on operating income. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in different segments for the years ended December 31, 2022, 2021, and 2020 is as follows (in thousands):

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Revenues:
Income Properties	$68,857	$50,679	$49,953
Management Fee Income	3,829	3,305	2,744
Interest Income From Commercial Loans and Investments	4,172	2,861	3,034
Real Estate Operations	5,462	13,427	650
Total Revenues	$82,320	$70,272	$56,381
Operating Income:
Income Properties	$48,493	$36,864	$37,964
Management Fee Income	3,829	3,305	2,744
Interest Income From Commercial Loans and Investments	4,172	2,861	3,034
Real Estate Operations	2,969	4,812	(2,572)
General and Corporate Expense	(41,754)	(31,783)	(30,630)
Impairment Charges	—	(17,599)	(9,147)
Gain (Loss) on Disposition of Assets	(7,042)	28,316	9,746
Gain (Loss) on Extinguishment of Debt	—	(3,431)	1,141
Total Operating Income	$10,667	$23,345	$12,280
Depreciation and Amortization:
Income Properties	$28,799	$20,561	$19,036
Corporate and Other	56	20	27
Total Depreciation and Amortization	$28,855	$20,581	$19,063
Capital Expenditures:
Income Properties	$331,754	$256,456	$188,849
Commercial Loans and Investments	53,369	364	7,150
Corporate and Other	42	34	30
Total Capital Expenditures	$385,165	$256,854	$196,029

Identifiable assets of each segment as of December 31, 2022 and 2021 are as follows (in thousands):

	As of
	December 31, 2022	December 31, 2021
Identifiable Assets:
Income Properties	$902,427	$630,747
Management Services	1,370	1,653
Commercial Loans and Investments	32,269	39,095
Real Estate Operations	4,041	26,512
Corporate and Other	46,438	35,132
Total Assets	$986,545	$733,139

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

The Management Services segment had no capital expenditures as of December 31, 2022, 2021 or 2020.

NOTE 24. ASSETS AND LIABILITIES HELD FOR SALE

Assets and liabilities held for sale as of December 31, 2021 are summarized below (in thousands). There were no assets or liabilities held for sale as of December 31, 2022.

As of December 31, 2021
Plant, Property, and Equipment—Net	$6,016
Intangible Lease Assets—Net	704
Total Assets Held for Sale	$6,720

NOTE 25.     SUBSEQUENT EVENTS

Subsequent events and transactions were evaluated through February 23, 2023, the date the consolidated financial statements were issued. There were no reportable subsequent events or transactions.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2022

(In thousands)

				Costs Capitalized
		Initial Cost to Company		Subsequent to Acquisition
Description	Encumbrances	Land	Buildings & Improvements	Improvements	Carrying Costs
Income Properties:
Westcliff Shopping Center, Fort Worth, TX	$—	$10,521	$4,196	$400	$—
Crabby's Oceanside, Daytona Beach, FL	—	5,836	4,249	45	—
LandShark Bar & Grill, Daytona Beach, FL	—	5,836	4,577	10	—
Fidelity, Albuquerque, NM	—	5,739	29,537	12	—
General Dynamics, Reston, VA	—	7,530	9,068	—	—
The Strand at St. Johns Town Center, Jacksonville, FL	—	12,551	36,431	314	—
Crossroads Towne Center, Chandler, AZ	—	9,592	41,717	364	—
Ashford Lane, Atlanta, GA	—	37,717	33,422	11,622	—
Sabal Pavilion, Tampa, FL	—	3,265	20,629	—	—
Jordan Landing, West Jordan, UT	—	10,529	5,752	—	—
Eastern Commons, Henderson, NV	—	7,894	8,575	—	—
The Shops at Legacy, Plano, TX	—	22,008	27,192	794	—
Beaver Creek Crossings, Apex, NC	—	21,383	39,194	260	—
125 Lincoln & 150 Washington, Santa Fe, NM	—	459	12,525	—	—
369 N. New York Ave., Winter Park, FL	—	8,524	5,139	18	—
The Exchange at Gwinnett, Buford, GA	—	4,450	25,300	10	—
Price Plaza, Katy, TX	—	15,630	17,978	—	—
Madison Yards, Atlanta, GA	—	19,780	47,938	224	—
West Broad Village, Glen Allen, VA	—	12,120	65,829	—	—
Collection at Forsyth, Cummings, GA	—	9,062	75,286	—	—
MainStreet Portfolio, Daytona Beach, FL	—	3,504	1,422	—	—
	$—	$233,930	$515,956	$14,073	$—
(1)	The aggregate cost, net of deferred tax liabilities, of Income Properties, Land, Buildings, and Improvements for Federal income tax purposes at December 31, 2022 is approximately $448.5 million.

Gross Amount at Which

Carried at Close of Period

December 31, 2022

(In thousands)

	Land	Buildings	Total	Accumulated Depreciation	Date of Completion of Construction	Date Acquired	Life
Income Properties:
Westcliff Shopping Center, Fort Worth, TX	$10,521	$4,596	$15,117	$2,528	N/A	03/01/17	10 Yrs.
Crabby's Oceanside, Daytona Beach, FL	5,836	4,294	10,130	1,151	01/25/18	N/A	40 Yrs.
LandShark Bar & Grill, Daytona Beach, FL	5,836	4,587	10,423	1,092	01/25/18	N/A	40 Yrs.
Fidelity, Albuquerque, NM	5,739	29,549	35,288	4,779	N/A	10/04/18	45 Yrs.
General Dynamics, Reston, VA	7,530	9,068	16,598	1,703	N/A	7/12/2019	35 Yrs.
The Strand at St. Johns Town Center, Jacksonville, FL	12,551	36,745	49,296	4,331	N/A	12/9/2019	48 Yrs.
Crossroads Towne Center, Chandler, AZ	9,592	42,081	51,673	4,220	N/A	1/24/2020	35 Yrs.
Ashford Lane, Atlanta, GA	37,717	45,099	82,816	3,547	N/A	2/21/2020	36 Yrs.
Sabal Pavilion, Tampa, FL	3,265	20,629	23,894	2,184	N/A	8/21/2020	40 Yrs.
Jordan Landing, West Jordan, UT	10,529	5,752	16,281	549	N/A	3/2/2021	30 Yrs.
Eastern Commons, Henderson, NV	7,894	8,575	16,469	715	N/A	3/10/2021	35 Yrs.
The Shops at Legacy, Plano, TX	22,008	27,986	49,994	2,794	N/A	6/23/2021	32 Yrs.
Beaver Creek Crossings, Apex, NC	21,383	39,454	60,837	2,005	N/A	12/2/2021	30 Yrs.
125 Lincoln & 150 Washington, Santa Fe, NM	459	12,525	12,984	672	N/A	12/20/2021	30 Yrs.
369 N. New York Ave., Winter Park, FL	8,524	5,157	13,681	303	N/A	12/20/2021	30 Yrs.
The Exchange at Gwinnett, Buford, GA	4,450	25,310	29,760	765	N/A	12/30/2021	45 Yrs.
Price Plaza, Katy, TX	15,630	17,978	33,608	857	N/A	3/3/2022	25 Yrs.
Madison Yards, Atlanta, GA	19,780	48,162	67,942	646	N/A	7/8/2022	42 Yrs.
West Broad Village, Glen Allen, VA	12,120	65,829	77,949	639	N/A	10/14/2022	40 Yrs.
Collection at Forsyth, Cummings, GA	9,007	75,286	84,293	31	N/A	12/29/2022	31 Yrs.
MainStreet Portfolio, Daytona Beach, FL	3,504	1,422	4,926	1	N/A	12/29/2022	25 Yrs.
	$233,875	$530,084	$763,959	$35,512

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2022

(In thousands)

	2022	2021	2020
Cost:
Balance at Beginning of Year	$521,260	$472,126	$392,842
Additions and Improvements	281,562	206,646	147,359
Cost of Real Estate Sold	(38,863)	(157,512)	(68,075)
Balance at End of Year	$763,959	$521,260	$472,126

Accumulated Depreciation:
Balance at Beginning of Year	23,936	30,316	22,552
Depreciation and Amortization	16,262	12,270	11,207
Depreciation on Real Estate Sold	(4,686)	(18,650)	(3,443)
Balance at End of Year	$35,512	$23,936	$30,316

Reconciliation to Consolidated Balance Sheet at December 31, 2022:
Income Properties, Land, Buildings, and Improvements	$763,959	$515,007
	763,959	515,007
Cost Basis of Assets Classified as Held for Sale on Balance Sheet	-	6,253
Total Per Schedule	$763,959	$521,260

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

FOR THE YEAR ENDED DECEMBER 31, 2022

There was a portfolio of three commercial loan investments and one preferred equity investment which is classified as a commercial loan investment as of December 31, 2022 (in thousands).

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amounts of Mortgages (2)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Mortgage Note – 4311 Maple Avenue – Dallas, TX	7.50%	April 2023	Monthly Interest Payments	$—	$400	$395	$—
Construction Loan – The Exchange At Gwinnett – Buford, GA	7.25%	January 2024	Monthly Interest Payments	—	220	173	—
Preferred Investment - Watters Creek – Allen, TX	8.50%	April 2025	Monthly Interest Payments	—	30,000	29,887	—
Improvement Loan - Ashford Lane – Atlanta, GA	12.00%	April 2025	Monthly Interest Payments	—	1,453	1,453	—
Totals				$—	$32,073	$31,908	$—

The following represents the activity within the Company’s commercial loans and investments segment for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	2022	2021	2020
Balance at Beginning of Year	$39,095	$38,320	$34,625
Additions During the Year:
New Mortgage Loans	53,282	364	28,360
Collection of Origination Fees	87	—	(125)
Accretion of Origination Fees (1)	174	2	161
Gain on Sale of Loans	807	—	—
Imputed Interest Over Rent Payments on Ground Lease Loan	97	409	399
Deductions During the Year:
Collection of Principal	(61,634)	—	(23,132)
Impairment / CECL Reserve	—	—	(1,968)
Balance at End of Year	$31,908	$39,095	$38,320
(1)	Non-cash accretion of loan origination fees.
(2)	The aggregate carrying amount of mortgages for Federal income tax purposes at December 31, 2022 totaled $31.9 million.