Form 10-Q
period 2023-03-31
CTO Realty Growth, Inc.
filed 2023-04-27
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 20, 2023, there were 22,701,429 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CTO REALTY GROWTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	(Unaudited) March 31, 2023	December 31, 2022
ASSETS
Real Estate:
Land, at Cost	$233,619	$233,930
Building and Improvements, at Cost	538,449	530,029
Other Furnishings and Equipment, at Cost	748	748
Construction in Process, at Cost	4,630	6,052
Total Real Estate, at Cost	777,446	770,759
Less, Accumulated Depreciation	(41,913)	(36,038)
Real Estate—Net	735,533	734,721
Land and Development Costs	683	685
Intangible Lease Assets—Net	110,323	115,984
Assets Held for Sale—See Note 23	1,115	—
Investment in Alpine Income Property Trust, Inc.	39,259	42,041
Mitigation Credits	2,526	1,856
Mitigation Credit Rights	—	725
Commercial Loans and Investments	47,118	31,908
Cash and Cash Equivalents	7,023	19,333
Restricted Cash	1,589	1,861
Refundable Income Taxes	448	448
Deferred Income Taxes—Net	2,503	2,530
Other Assets—See Note 11	33,134	34,453
Total Assets	$981,254	$986,545
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$2,771	$2,544
Accrued and Other Liabilities—See Note 17	18,814	18,028
Deferred Revenue—See Note 18	6,564	5,735
Intangible Lease Liabilities—Net	9,346	9,885
Long-Term Debt	465,130	445,583
Total Liabilities	502,625	481,775
Commitments and Contingencies—See Note 21
Stockholders’ Equity:
Preferred Stock – 100,000,000 shares authorized; $0.01 par value, 6.375% Series A Cumulative Redeemable Preferred Stock, $25.00 Per Share Liquidation Preference, 3,000,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	30	30
Common Stock – 500,000,000 shares authorized; $0.01 par value, 22,709,119 shares issued and outstanding at March 31, 2023 and 22,854,775 shares issued and outstanding at December 31, 2022	227	229
Additional Paid-In Capital	167,436	172,471
Retained Earnings	300,066	316,279
Accumulated Other Comprehensive Income	10,870	15,761
Total Stockholders’ Equity	478,629	504,770
Total Liabilities and Stockholders’ Equity	$981,254	$986,545

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended
	March 31,	March 31,
	2023	2022
Revenues
Income Properties	$22,432	$15,168
Management Fee Income	1,098	936
Interest Income From Commercial Loans and Investments	795	718
Real Estate Operations	392	388
Total Revenues	24,717	17,210
Direct Cost of Revenues
Income Properties	(7,153)	(4,016)
Real Estate Operations	(85)	(51)
Total Direct Cost of Revenues	(7,238)	(4,067)
General and Administrative Expenses	(3,727)	(3,043)
Provision for Impairment	(479)	—
Depreciation and Amortization	(10,316)	(6,369)
Total Operating Expenses	(21,760)	(13,479)
Loss on Disposition of Assets	—	(245)
Other Loss	—	(245)
Total Operating Income	2,957	3,486
Investment and Other Loss	(4,291)	(1,894)
Interest Expense	(4,632)	(1,902)
Loss Before Income Tax Benefit	(5,966)	(310)
Income Tax (Expense) Benefit	(27)	512
Net Income (Loss) Attributable to the Company	(5,993)	202
Distributions to Preferred Stockholders	(1,195)	(1,195)
Net Loss Attributable to Common Stockholders	$(7,188)	$(993)

Per Share Information—See Note 13:
Basic and Diluted Net Loss Attributable to Common Stockholders	$(0.32)	$(0.06)

Weighted Average Number of Common Shares
Basic and Diluted	22,704,829	17,726,677

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Net Income (Loss) Attributable to the Company	$(5,993)	$202
Other Comprehensive Income (Loss):
Cash Flow Hedging Derivative - Interest Rate Swaps	(4,891)	8,012
Total Other Comprehensive Income (Loss)	(4,891)	8,012
Total Comprehensive Income (Loss)	$(10,884)	$8,214

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

For the three months ended March 31, 2023:

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance January 1, 2023	$30	$229	$172,471	$316,279	$15,761	$504,770
Net Loss Attributable to the Company	—	—	—	(5,993)	—	(5,993)
Stock Repurchase	—	(3)	(5,006)	—	—	(5,009)
Vested Restricted Stock and Performance Shares	—	1	(1,029)	—	—	(1,028)
Exercise of Stock Options and Stock Issuance to Directors	—	—	241	—	—	241
Stock Issuance, Net of Equity Issuance Costs	—	—	(71)	—	—	(71)
Stock-Based Compensation Expense	—	—	830	—	—	830
Preferred Stock Dividends Declared for the Period	—	—	—	(1,195)	—	(1,195)
Common Stock Dividends Declared for the Period	—	—	—	(9,025)	—	(9,025)
Other Comprehensive Loss	—	—	—	—	(4,891)	(4,891)
Balance March 31, 2023	$30	$227	$167,436	$300,066	$10,870	$478,629

For the three months ended March 31, 2022:

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders' Equity
Balance January 1, 2022	$30	$60	$85,414	$343,459	$1,517	$430,480
Net Income Attributable to the Company	—	—	—	202	—	202
Adjustment to Equity Component of Convertible Debt Upon Adoption of ASU 2020-06	—	—	(7,034)	4,022	—	(3,012)
Vested Restricted Stock and Performance Shares	—	—	(845)	—	—	(845)
Exercise of Stock Options and Stock Issuance to Directors	—	—	149	—	—	149
Stock Issuance, Net of Equity Issuance Costs	—	—	2,789	—	—	2,789
Stock-Based Compensation Expense	—	—	619	—	—	619
Preferred Stock Dividends Declared for the Period	—	—	—	(1,195)	—	(1,195)
Common Stock Dividends Declared for the Period	—	—	—	(6,660)	—	(6,660)
Other Comprehensive Income	—	—	—	—	8,012	8,012
Balance March 31, 2022	$30	$60	$81,092	$339,828	$9,529	$430,539

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash Flow from Operating Activities:
Net Income (Loss) Attributable to the Company	$(5,993)	$202
Adjustments to Reconcile Net Income (Loss) Attributable to the Company to Net Cash Provided by Operating Activities:
Depreciation and Amortization	10,316	6,369
Amortization of Intangible Liabilities to Income Property Revenue	679	481
Amortization of Deferred Financing Costs to Interest Expense	241	165
Amortization of Discount on Convertible Debt	39	69
Loss on Disposition of Real Estate and Intangible Lease Assets and Liabilities	—	66
Loss on Disposition of Commercial Loans and Investments	—	179
Provision for Impairment	479	—
Accretion of Commercial Loans and Investments Origination Fees	(28)	(8)
Non-Cash Imputed Interest	—	(93)
Deferred Income Taxes	27	(558)
Unrealized Loss on Investment Securities	4,918	2,457
Non-Cash Compensation	1,072	906
Decrease (Increase) in Assets:
Refundable Income Taxes	—	29
Land and Development Costs	2	(2)
Mitigation Credits and Mitigation Credit Rights	55	—
Other Assets	(1,748)	(345)
(Decrease) Increase in Liabilities:
Accounts Payable	226	876
Accrued and Other Liabilities	(1,787)	548
Deferred Revenue	829	87
Net Cash Provided By Operating Activities	9,327	11,428
Cash Flow from Investing Activities:
Acquisition of Real Estate and Intangible Lease Assets and Liabilities	(7,798)	(23,864)
Acquisition of Commercial Loans and Investments	(16,061)	—
Proceeds from Disposition of Property, Plant, and Equipment, Net, and Assets Held for Sale	—	6,754
Principal Payments Received on Commercial Loans and Investments	400	17,182
Acquisition of Investment Securities	(2,100)	(88)
Net Cash Used In Investing Activities	(25,559)	(16)
Cash Flow From Financing Activities:
Proceeds from Long-Term Debt	39,000	4,000
Payments on Long-Term Debt	(19,600)	(5,000)
Cash Paid for Loan Fees	(30)	(148)
Cash Received (Paid for) Exercise of Stock Options and Common Stock Issuance	241	(110)
Cash Used to Purchase Common Stock	(5,009)	—
Cash Paid for Vesting of Restricted Stock	(1,028)	(845)
Proceeds from (Cash Paid for) Issuance of Common Stock, Net	(71)	2,789
Dividends Paid - Preferred Stock	(1,195)	(1,195)
Dividends Paid - Common Stock	(8,658)	(6,417)
Net Cash Provided By (Used In) Financing Activities	3,650	(6,926)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(12,582)	4,486
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	21,194	31,349
Cash, Cash Equivalents and Restricted Cash, End of Period	$8,612	$35,835

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$7,023	$9,450
Restricted Cash	1,589	26,385
Total Cash	$8,612	$35,835

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Taxes, Net of Refunds Received	$—	$—
Cash Paid for Interest (1)	$(4,268)	$(1,087)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Gain (Loss) on Cash Flow Hedges	$(4,891)	$8,012
Adjustment to Equity Component of Convertible Debt Upon Adoption of ASU 2020-06	$—	$3,012
Common Stock Dividends Declared and Unpaid	$367	$243
Assumption of Mortgage Note Payable	$—	$17,800
(1)	Includes capitalized interest of $0.1 million during the three months ended March 31, 2023, with no interest capitalized during the three months ended March 31, 2022.

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

We own and manage, sometimes utilizing third-party property management companies, 23 commercial real estate properties in 9 states in the United States. As of March 31, 2023, we owned 8 single-tenant and 15 multi-tenant income-producing properties comprising 3.7 million square feet of gross leasable space.

In addition to our income property portfolio, as of March 31, 2023, our business included the following:

Management Services:

●	A fee-based management business that is engaged in managing Alpine Income Property Trust, Inc. (“PINE”), see Note 5, “Related Party Management Services Business”.

Commercial Loans and Investments:

●	A portfolio of three commercial loan investments and one preferred equity investment which is classified as a commercial loan investment.

Real Estate Operations:

●	A portfolio of subsurface mineral interests associated with approximately 353,000 surface acres in 19 counties in the State of Florida (“Subsurface Interests”); and

●	An inventory of mitigation credits produced by the Company’s formerly owned mitigation bank.

Our business also includes our investment in PINE. As of March 31, 2023, the fair value of our investment totaled $39.3 million, or 14.8% of PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and the results of operations for the interim periods.

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other entities in which we have a controlling interest. Any real estate entities or properties included in the consolidated financial statements have been consolidated only for the periods that such entities or properties were owned or under control by us. All inter-company balances and transactions have been eliminated in the consolidated financial statements. As of March 31, 2023, the Company has an equity investment in PINE.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of March 31, 2023 and December 31, 2022 include certain amounts over the Federal Deposit Insurance Corporation limits.

Restricted Cash

Restricted cash totaled $1.6 million at March 31, 2023, of which $0.2 million is being held in an escrow account to be reinvested through the like-kind exchange structure into other income properties, and $1.4 million is being held in three interest and/or real estate tax reserve accounts related to the Company’s commercial loans and investments.

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

Changes in fair value of the hedging instruments that are highly effective and designated and qualified as cash-flow hedges are recorded in other comprehensive income and loss, until earnings are affected by the variability in cash flows of the designated hedged items (see Note 16, “Interest Rate Swaps”).

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at March 31, 2023 and December 31, 2022, approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s Credit

Facility (hereinafter defined) as of March 31, 2023 and December 31, 2022, approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s fixed rate commercial loans and investments, the 2026 Term Loan (hereinafter defined), the 2027 Term Loan (hereinafter defined), the 2028 Term Loan (hereinafter defined), mortgage note, and convertible debt held as of March 31, 2023 and December 31, 2022 are measured at fair value based on current market rates for financial instruments with similar risks and maturities (see Note 8, “Fair Value of Financial Instruments”).

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

Accounts Receivable

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of accrued tenant reimbursable expenses and other tenant receivables. Receivables related to income property tenants totaled $2.7 million and $2.2 million as of March 31, 2023 and December 31, 2022, respectively.

Accounts receivable related to real estate operations, which are classified in other assets on the consolidated balance sheets, totaled $0.8 million as of March 31, 2023 and December 31, 2022. The accounts receivable as of March 31, 2023 and December 31, 2022 are primarily related to the reimbursement of certain infrastructure costs completed by the Company in conjunction with two land sale transactions that closed during the fourth quarter of 2015 as more fully described in Note 11, “Other Assets.”

As of March 31, 2023 and December 31, 2022, $0.2 million was due from the buyer of the golf operations for the rounds surcharge the Company paid to the City of Daytona Beach.

The collectability of the aforementioned receivables shall be considered and adjusted through an allowance for doubtful accounts which is included in income property revenue on the consolidated statements of operations. As of March 31, 2023 and December 31, 2022, the Company’s allowance for doubtful accounts totaled $2.2 million and $1.8 million, respectively.

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

The components of leasing revenue are as follows (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Leasing Revenue
Lease Payments	$18,038	$12,285
Variable Lease Payments	4,394	2,883
Total Leasing Revenue	$22,432	$15,168

Minimum future base rental receipts under non-cancelable operating leases, excluding percentage rent and other lease payments that are not fixed and determinable, having remaining terms in excess of one year subsequent to March 31, 2023, are summarized as follows (in thousands):

Year Ending December 31,	Amounts
Remainder of 2023	$55,722
2024	68,400
2025	63,643
2026	54,799
2027	44,594
2028	33,921
2029 and Thereafter (Cumulative)	86,475
Total	$407,554

2023 Acquisitions. On February 24, 2023, the Company acquired one 6,000 square foot property within the 28,100 square foot retail portion of Phase II of The Exchange at Gwinnett located in Buford, Georgia (the “Gwinnett Property”), for a purchase price of $3.3 million. The 6,000 square foot building is leased to one tenant with 9.8 years remaining on the lease at acquisition. The Company is under contract to acquire the remaining properties that make up the retail portion of Phase II of The Exchange at Gwinnett for a purchase price of $13.8 million. The Company previously purchased the Sprouts-anchored Phase I portion of The Exchange at Gwinnett in December 2021.

2023 Dispositions. There were no income property dispositions during the three months ended March 31, 2023.

2022 Acquisitions. During the three months ended March 31, 2022, the Company acquired Price Plaza Shopping Center, a multi-tenant income property located in Katy, Texas for a purchase price of $39.1 million, or a total acquisition cost of $39.2 million including capitalized acquisition costs. Price Plaza Shopping Center comprises 205,813 square feet, was 95% leased at acquisition, and had a weighted average remaining lease term of 5.7 years at acquisition. In connection with the acquisition of Price Plaza Shopping Center, the company assumed a $17.8 million fixed-rate mortgage note, as further discussed in Note 15, “Long-Term Debt.”

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

2022 Dispositions. During the three months ended March 31, 2022, the Company sold two income properties, including (i) Party City, a single-tenant income property located in Oceanside, New York for $6.9 million resulting in a $0.06 million loss and (ii) the Carpenter Hotel ground lease, a single-tenant income property located in Austin, Texas for $17.1 million resulting in a $0.2 million loss. The lease with Carpenter Hotel included two tenant repurchase options. Pursuant to FASB ASC Topic 842, Leases, the $16.25 million investment was recorded in the accompanying consolidated balance sheets as a commercial loan and investment prior to its disposition during the three months ended March 31, 2022. The sale of the properties reflect a total disposition volume of $24.0 million, resulting in aggregate losses of $0.2 million.

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

2023 Activity. On February 21, 2023, the borrower of the 4311 Maple Avenue mortgage note repaid the principal balance of $0.4 million, leaving no remaining balance outstanding as of March 31, 2023.

On March 1, 2023, the Company originated a $15.0 million first mortgage loan secured by the Founders Square property located in Dallas, Texas. The loan is interest-only with a term of three years with a fixed interest rate of 8.75%. The Company received an origination fee of 1.0% or $0.15 million.

During the three months ended March 31, 2023, the Company funded $1.2 million to the borrower under the construction loan originated in January 2022 and secured by the property and improvements to be constructed thereon for the second phase of The Exchange at Gwinnett project located in Buford, Georgia. As of March 31, 2023, the remaining commitment to the borrower is $4.3 million.

Watters Creek Investment. On April 7, 2022, the Company entered into a preferred equity agreement to provide $30.0 million of funding towards the total investment in Watters Creek at Montgomery Farm, a grocery-anchored, mixed-use property located in Allen, Texas (the “Watters Creek Investment”). The Watters Creek Investment matures on April 6,

2025, has two one-year extension options, bears a fixed interest rate of 8.50% at the time of acquisition with increases during the initial term as well as the option terms, and requires payments of interest only prior to maturity. At closing, an origination fee of $0.15 million was received by the Company. The Watters Creek Investment represents $30.0 million, or approximately 23%, of funding towards the total investment in Watters Creek at Montgomery Farm, a grocery-anchored, mixed-use property located in Allen, Texas (the “Watters Creek Property”). The remaining funding is comprised of a combination of third-party sponsorship equity and a secured first mortgage.

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

The Company’s commercial loans and investments were comprised of the following at March 31, 2023 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Construction Loan – The Exchange At Gwinnett – Buford, GA	January 2022	January 2024	$8,700	$1,427	$1,391	7.25%
Preferred Investment – Watters Creek – Allen, TX	April 2022	April 2025	30,000	30,000	29,899	8.50%
Improvement Loan – Ashford Lane – Atlanta, GA (1)	May 2022	Feb 2038	1,500	1,453	1,453	0.00%
Mortgage Note – Founders Square – Dallas, TX	March 2023	March 2026	15,000	15,000	14,854	8.75%
			$55,200	$47,880	$47,597
CECL Reserve					(479)
Total Commercial Loans and Investments					$47,118
(1)	During the three months ended March 31, 2023, the maturity date of this loan was extended to February 2038, and the coupon rate was reduced to 0.0%.

The Company’s commercial loans and investments were comprised of the following at December 31, 2022 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Mortgage Note – 4311 Maple Avenue – Dallas, TX	October 2020	April 2023	$400	$400	$395	7.50%
Construction Loan – The Exchange At Gwinnett – Buford, GA	January 2022	January 2024	8,700	220	173	7.25%
Preferred Investment - Watters Creek – Allen, TX	April 2022	April 2025	30,000	30,000	29,887	8.50%
Improvement Loan - Ashford Lane – Atlanta, GA	May 2022	April 2025	1,500	1,453	1,453	12.00%
			$40,600	$32,073	$31,908

The carrying value of the commercial loans and investments portfolio at March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Current Face Amount	$47,880	$32,073
Unaccreted Origination Fees	(283)	(161)
CECL Reserve	(479)	(4)
Total Commercial Loans and Investments	$47,118	$31,908

NOTE 5. RELATED PARTY MANAGEMENT SERVICES BUSINESS

The Company’s management fee income is within the scope of FASB ASC Topic 606, Revenue from Contracts with Customers. Management fee income is recognized as revenue over time, over the period the services are performed.

Alpine Income Property Trust. Pursuant to the Company’s management agreement with PINE, the Company generates a base management fee equal to 0.375% per quarter of PINE’s total equity (as defined in the management agreement and based on a 1.5% annual rate), calculated and payable in cash, quarterly in arrears. The Company also has an opportunity to achieve additional cash flows as manager of PINE pursuant to an annual incentive fee based on PINE’s total stockholder return exceeding an 8% cumulative annual hurdle rate (the “Outperformance Amount”) subject to a high-water mark price. PINE would pay the Company an incentive fee with respect to each annual measurement period in an amount equal to the greater of (i) $0.00 and (ii) the product of (a) 15% multiplied by (b) the Outperformance Amount multiplied by (c) the weighted average shares. No incentive fee was earned for the year ended December 31, 2022.

During the three months ended March 31, 2023 and 2022, the Company earned management fee revenue from PINE totaling $1.1 million and $0.9 million, respectively. Dividend income for each of the three months ended March 31, 2023 and 2022 totaled $0.6 million. Management fee revenue from PINE, included in management services, and dividend income, included in investment and other income (loss), are reflected in the accompanying consolidated statements of operations.

The following table represents amounts due (to) from PINE as of March 31, 2023 and December 31, 2022 which are included in other assets on the consolidated balance sheets (in thousands):

	As of
Description	March 31, 2023	December 31, 2022
Management Services Fee due From PINE	$1,098	$993
Dividend Receivable	337	337
Other	70	(30)
Total	$1,505	$1,300

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

On February 16, 2023, the Board cancelled the Prior PINE Share Purchase Authorization and authorized the purchase by the Company of up to $2.1 million in shares of common stock of PINE, at a weighted average price not to exceed $18.50 per share (the “2023 PINE Share Purchase Authorization”). Pursuant to the 2023 PINE Share Purchase Authorization, during the three months ended March 31, 2023, the Company purchased 129,271 shares of PINE common stock on the open market for a total of $2.1 million, or an average price of $16.21 per share.

As of March 31, 2023, CTO owns, in the aggregate, 1,223,854 OP Units and 1,108,814 shares of PINE common stock, representing an investment totaling $39.3 million, or 14.8% of PINE’s outstanding equity.

During the year ended December 31, 2022, PINE exercised its right, pursuant to an Exclusivity and Right of First Offer Agreement between the Company and PINE (the “ROFO Agreement”), to purchase one single-tenant income property from the Company for a purchase price of $6.9 million, which sale was completed on January 7, 2022. During the year ended December 31, 2021, PINE exercised its right to purchase the following properties from the Company pursuant to the ROFO Agreement: (i) a portfolio of six net leased properties for an aggregate purchase price of $44.5 million, and (ii) one single-tenant income property for a purchase price of $11.5 million.

NOTE 6. REAL ESTATE OPERATIONS

Real Estate Operations

Land and development costs at March 31, 2023 and December 31, 2022 were as follows (in thousands):

	As of
	March 31, 2023	December 31, 2022
Land and Development Costs	$358	$358
Subsurface Interests	325	327
Total Land and Development Costs	$683	$685

Subsurface Interests. As of March 31, 2023, the Company owns 353,000 acres of Subsurface Interests. The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. The Company’s subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage, which revenues are included within real estate operations in the consolidated statements of operations. During the three months ended March 31, 2023, the Company sold subsurface oil, gas, and mineral rights of 2,412 acres for a sales price of $0.2 million. During the three months ended March 31, 2022, the Company sold subsurface oil, gas, and mineral rights of 4,750 acres for a sales price of $0.4 million. Revenues received from oil royalties totaled under $0.01 million during each of the three months ended March 31, 2023 and 2022.

The Company is not prohibited from selling any or all of its Subsurface Interests. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee typically based on a percentage of the surface value. Should the Company complete a transaction to sell all or a portion of its Subsurface Interests or complete a release transaction, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments including income-producing properties. Cash payments for the release of surface entry rights totaled $0.1 million and $0.2 million during the three months ended March 31, 2023 and 2022, respectively.

Mitigation Credits. The Company owns an inventory of mitigation credits with a cost basis of $2.5 million as of March 31, 2023. As of December 31, 2022, the Company owned mitigation credits and mitigation credit rights with an aggregate cost basis of $2.6 million. During the three months ended March 31, 2023, the remaining mitigation credit rights were released and transferred to mitigation credits as they are available for sale as of March 31, 2023. On December 29, 2022, the Company completed the sale of the entity that owned the mitigation bank previously owned by the Company. A balance of mitigation credits and mitigation credit rights were retained by the Company as part of the sale agreement.

Revenues and the cost of sales of mitigation credit sales are reported as revenues from, and direct costs of, real estate operations, respectively, in the consolidated statements of operations. During the three months ended March 31, 2023, 0.73 mitigation credits were sold for $0.1 million resulting in a gain of less than $0.1 million. There were no mitigation credit sales during the three months ended March 31, 2022.

NOTE 7. INVESTMENT SECURITIES

As of March 31, 2023, the Company owns, in the aggregate and on a fully diluted basis, 2.33 million shares of PINE, or 14.8% of PINE’s total shares outstanding for an investment value of $39.3 million, which total includes 1.2 million OP Units, or 7.8%, which the Company received in exchange for the contribution of certain income properties to the PINE Operating Partnership, in addition to 1,108,814 shares of common stock owned by the Company, or 7.0%. The Company has elected the fair value option related to the aggregate investment in securities of PINE pursuant to ASC 825, otherwise such investments would have been accounted for under the equity method. For detailed financial information regarding PINE, please refer to its financial statements, which are publicly available on the website of the Securities and Exchange Commission at http://www.sec.gov under the ticker symbol “PINE.”

The Company calculates the unrealized gain or loss based on the closing stock price of PINE at each respective balance sheet date. The unrealized, non-cash gains and losses resulting from the changes in the closing stock price of PINE are included in investment and other income (loss) in the consolidated statements of operations for the three months ended March 31, 2023 and 2022.

The Company’s available-for-sale securities as of March 31, 2023 and December 31, 2022 are summarized below (in thousands):

	Cost	Unrealized Gains in Investment Income	Unrealized Losses in Investment Income	Estimated Fair Value (Level 1 Inputs)
March 31, 2023
Common Stock	$20,482	$—	$(1,820)	$18,662
Operating Units	23,253	—	(2,656)	20,597
Total Equity Securities	43,735	—	(4,476)	39,259
Total Available-for-Sale Securities	$43,735	$—	$(4,476)	$39,259

December 31, 2022
Common Stock	$18,382	$308	$—	$18,690
Operating Units	23,253	98	—	23,351
Total Equity Securities	41,635	406	—	42,041
Total Available-for-Sale Securities	$41,635	$406	$—	$42,041

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$7,023	$7,023	$19,333	$19,333
Restricted Cash - Level 1	$1,589	$1,589	$1,861	$1,861
Commercial Loans and Investments - Level 2	$47,118	$48,545	$31,908	$32,960
Long-Term Debt - Level 2	$465,130	$442,382	$445,583	$426,421

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

The following table presents the fair value of assets measured on a recurring basis by level as of March 31, 2023 and December 31, 2022 (in thousands). See Note 16, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Cash Flow Hedge - 2026 Term Loan Interest Rate Swap	$3,737	$—	$3,737	$—
Cash Flow Hedge - 2026 Term Loan Interest Rate Swap	$1,231	$—	$1,231	$—
Cash Flow Hedge - 2027 Term Loan Interest Rate Swap	$8,262	$—	$8,262	$—
Cash Flow Hedge - 2028 Term Loan Interest Rate Swap	$(1,968)	$—	$(1,968)	$—
Cash Flow Hedge - Credit Facility Interest Rate Swap	$(392)	$—	$(392)	$—
Investment Securities	$39,259	$39,259	$—	$—
December 31, 2022
Cash Flow Hedge - 2026 Term Loan Interest Rate Swap	$4,586	$—	$4,586	$—
Cash Flow Hedge - 2026 Term Loan Interest Rate Swap	$1,461	$—	$1,461	$—
Cash Flow Hedge - 2027 Term Loan Interest Rate Swap	$10,111	$—	$10,111	$—
Cash Flow Hedge - 2028 Term Loan Interest Rate Swap	$(397)	$—	$(397)	$—
Investment Securities	$42,041	$42,041	$—	$—

No assets were measured on a non-recurring basis as of March 31, 2023 or December 31, 2022.

NOTE 9. INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	As of
	March 31, 2023	December 31, 2022
Intangible Lease Assets:
Value of In-Place Leases	$90,413	$90,335
Value of Above Market In-Place Leases	31,735	32,008
Value of Intangible Leasing Costs	25,499	25,531
Sub-total Intangible Lease Assets	147,647	147,874
Accumulated Amortization	(37,324)	(31,890)
Sub-total Intangible Lease Assets—Net	110,323	115,984
Intangible Lease Liabilities (Included in Accrued and Other Liabilities):
Value of Below Market In-Place Leases	(12,316)	(12,307)
Sub-total Intangible Lease Liabilities	(12,316)	(12,307)
Accumulated Amortization	2,970	2,422
Sub-total Intangible Lease Liabilities—Net	(9,346)	(9,885)
Total Intangible Assets and Liabilities—Net	$100,977	$106,099

The following table reflects the net amortization of intangible assets and liabilities during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Amortization Expense	$4,391	$2,695
Accretion to Income Properties Revenue	679	481
Net Amortization of Intangible Assets and Liabilities	$5,070	$3,176

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Amount	Future Accretion to Income Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
Remainder of 2023	$13,134	$2,037	$15,171
2024	17,512	2,801	20,313
2025	15,252	2,752	18,004
2026	13,471	2,821	16,292
2027	11,214	1,744	12,958
2028	7,331	1,239	8,570
2029 and Thereafter	8,209	1,460	9,669
Total	$86,123	$14,854	$100,977

As of March 31, 2023, the weighted average amortization period of total intangible assets and liabilities was 6.1 years and 7.8 years, respectively.

NOTE 10. PROVISION FOR IMPAIRMENT

Income Properties. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value of long-lived assets required to be assessed for impairment is determined on a non-recurring basis using Level 3 inputs in the fair value hierarchy. These Level 3 inputs may include, but are not limited to, executed purchase and sale agreements on specific properties, third party valuations, discounted cash flow models, and other model-based techniques.

There were no impairment charges on the Company’s income property portfolio during the three months ended March 31, 2023 or 2022.

Commercial Loans and Investments. The Company evaluates the collectability of its commercial loans and investments on a quarterly basis or whenever events or circumstance indicate that the carrying amount of an asset may not be recoverable. The Company accounts for provisions for credit losses in accordance with ASC Topic 326, Measurement of Credit Losses on Financial Instruments.

During the three months ended March 31, 2023, the Company recorded a $0.5 million impairment charge representing the provision for credit losses related to our commercial loans and investments. There were no such impairment charges during the three months ended March 31, 2022.

NOTE 11. OTHER ASSETS

Other assets consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	As of
	March 31, 2023	December 31, 2022
Income Property Tenant Receivables, Net of Allowance for Doubtful Accounts (1)	$2,660	$2,206
Income Property Straight-line Rent Adjustment and COVID-19 Deferral Balance	6,449	6,214
Operating Leases - Right-of-Use Asset	510	63
Golf Rounds Surcharge	182	216
Cash Flow Hedge - Interest Rate Swap	13,230	16,158
Infrastructure Reimbursement Receivables	831	824
Prepaid Expenses, Deposits, and Other	5,819	5,421
Due from Alpine Income Property Trust, Inc.	1,505	1,300
Financing Costs, Net of Accumulated Amortization	1,948	2,051
Total Other Assets	$33,134	$34,453
(1)	Allowance for doubtful accounts was $2.2 million and $1.8 million as of March 31, 2023 and December 31, 2022, respectively.

Infrastructure Reimbursement Receivables. As of March 31, 2023 and December 31, 2022, the infrastructure reimbursement receivables were all related to the land sales within the Tomoka Town Center. The balance as of March 31, 2023 consisted of $0.7 million due from Tanger for infrastructure reimbursement to be repaid in four remaining annual installments of approximately $0.2 million each, net of a discount of $0.07 million, and $0.2 million due from Sam’s Club for infrastructure reimbursement to be repaid in two remaining annual installments of $0.1 million each, net of a discount of $0.02 million.

NOTE 12. EQUITY

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

ATM PROGRAM

On April 30, 2021, the Company implemented a $150.0 million “at-the-market” equity offering program (the “2021 ATM Program”) pursuant to which the Company sold shares of the Company’s common stock. During the year ended December 31, 2022, the Company sold 961,261 shares under the 2021 ATM Program for gross proceeds of $21.1 million at a weighted average price of $21.99 per share, generating net proceeds of $20.8 million after deducting transaction fees totaling less than $0.3 million. The 2021 ATM Program was terminated in connection with the establishment of the 2022 ATM Program, hereinafter defined.

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

The Company was not active under the 2022 ATM Program during the three months ended March 31, 2023.

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

SERIES A PREFERRED STOCK REPURCHASE PROGRAM

On February 16, 2023, the Company’s Board of Directors approved a Series A Preferred Stock repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase shares (the “Series A Preferred Stock Repurchase Program”). Pursuant to the Series A Preferred Stock Repurchase Program, the Company may repurchase shares of its Series A Preferred Stock for a total purchase price of up to $3.0 million at a purchase price per share equal to or less than $19.00. Shares may be purchased under the Series A Preferred Stock Repurchase Program in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. The Series A Preferred Stock Repurchase Program does not obligate the Company to acquire any particular amount of shares of its Series A Preferred Stock and may be modified or suspended. The Company was not active under the Series A Preferred Stock Repurchase Program during the three months ended March 31, 2023.

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

The following table outlines dividends declared and paid for each issuance of CTO’s stock during the three months ended March 31, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended
	March 31, 2023	March 31, 2022
Series A Preferred Stock
Dividends	$1,195	$1,195
Per Share	$0.40	$0.40

Common Stock
Dividends	$8,658	$6,417
Per Share	$0.38	$0.36

2025 NOTES

Effective January 1, 2022, the Company adopted ASU 2020-06 whereby diluted EPS includes the dilutive impact of the 2025 Notes (hereinafter defined) using the if-converted method. Upon adoption, during the three months ended March 31, 2022, the Company recorded a $7.0 million adjustment to reduce additional paid-in capital to eliminate the non-cash equity component of the 2025 Notes with corresponding offsets including (i) a $4.0 million cumulative effect adjustment to the opening balance of retained earnings and (ii) a $3.0 million adjustment to eliminate the non-cash portion of the convertible notes discount, net of accumulated amortization (the “2025 Notes Adjustment”). The 2025 Notes Adjustment was made on January 1, 2022, and is reflected in the accompanying consolidated statements of stockholders’ equity.

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

The following is a reconciliation of basic and diluted earnings per common share for each of the periods presented (in thousands, except share and per share data):

	Three Months Ended
	March 31, 2023	March 31, 2022
Basic and Diluted Earnings:
Net Loss Attributable to Common Stockholders, Used in Basic EPS	$(7,188)	$(993)
Add Back: Effect of Dilutive Interest Related to 2025 Notes (1)	—	—
Net Loss Attributable to Common Stockholders, Used in Diluted EPS	(7,188)	(993)

Basic and Diluted Shares:
Weighted Average Shares Outstanding, Basic	22,704,829	17,726,677
Common Shares Applicable to Dilutive Effect of 2025 Notes (2)	—	—
Weighted Average Shares Outstanding, Diluted	22,704,829	17,726,677

Per Share Information:
Net Loss Attributable to Common Stockholders
Basic and Diluted	$(0.32)	$(0.06)
(1)

As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in net income or loss that would result from the assumed conversion of the 2025 Convertible Senior Notes to derive FFO (as defined herein) effective January 1, 2022 due to the implementation of ASU 2020-06 which requires presentation on an if-converted basis. For the three months ended March 31, 2023 and 2022, a total of $0.5 million and $0.6 million of interest was not included, respectively, as the impact of the 2025 Notes, if-converted, would be antidilutive to the net loss attributable to common stockholders of $7.2 million and $1.0 million, respectively.

(2)

A total of 3.2 million and 3.0 million shares, representing the dilutive impact of the 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, were not included in the computation of diluted net loss attributable to common stockholders for the three months ended March 31, 2023 and 2022, respectively, because they were antidilutive to the net loss attributable to common stockholders of $7.2 million and $1.0 million, respectively.

There were no potentially dilutive securities for the three months ended March 31, 2023 or 2022 related to the Company’s stock options and restricted stock. The effect of 68,447 potentially dilutive restricted stock units were not included for the three months ended March 31, 2023, as the effect would be anti-dilutive.

Effective January 1, 2022, the Company adopted ASU 2020-06 whereby diluted EPS includes the dilutive impact, if any, of the 2025 Notes (hereinafter defined) using the if-converted method, irrespective of intended cash settlement. The Company intends to settle its 3.875% Convertible Senior Notes due 2025 (the “2025 Notes”) in cash upon conversion with any excess conversion value to be settled in shares of our common stock. The Company elected, upon adoption, to utilize the modified retrospective approach, negating the required restatement of EPS for periods prior to adoption. The effect of 3.2 million and 3.0 million potentially dilutive 2025 Notes, if-converted, were not included for the three months ended March 31, 2023 and 2022, as the effect would be anti-dilutive.

NOTE 14. SHARE REPURCHASES

In February 2020, the Company’s Board approved a $10.0 million common stock repurchase program (the “$10.0 Million Common Stock Repurchase Program”). During the year ended December 31, 2020, the Company repurchased 265,695 shares of its common stock on the open market for a total cost of $4.1 million, or an average price per share of $15.43. During the year ended December 31, 2021, the Company repurchased 121,659 shares of its common stock on the open market for a total cost of $2.2 million, or an average price per share of $18.16. During the year ended December 31, 2022, the Company repurchased 145,724 shares of its common stock on the open market for a total cost of $2.8 million, or an average price per share of $19.15.

On February 16, 2023, the Company’s Board of Directors approved a common stock repurchase program (the “February $5.0 Million Common Stock Repurchase Program”). Pursuant to the February $5.0 Million Common Stock Repurchase Program, the Company was authorized to repurchase shares of its common stock for a total purchase price of up to $5.0 million at an average per share purchase price equal to or less than $17.00. During the three months ended March 31, 2023, the Company repurchased 303,354 shares of its common stock on the open market for a total cost of $5.0 million, or an average price per share of $16.48. Accordingly, as of March 31, 2023, no shares of the Company’s common stock remained available for repurchase under the February $5.0 Million Common Stock Repurchase Program.

On April 25, 2023, the Company’s Board of Directors approved a common stock repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase shares (the “April $5.0 Million Common Stock Repurchase Program”). Pursuant to the April $5.0 Million Common Stock Repurchase Program, the Company may repurchase shares of its common stock for a total purchase price of up to $5.0 million at an average per share purchase price equal to or less than $15.75. Shares may be purchased under the April $5.0 Million Common Stock Repurchase Program in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The April $5.0 Million Common Stock Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended.

NOTE 15. LONG-TERM DEBT

As of March 31, 2023, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt	Maturity Date	Interest Rate
Credit Facility (1)	$133,150	January 2027	SOFR + 0.10% + [1.25% - 2.20%]
2026 Term Loan (2)	65,000	March 2026	SOFR + 0.10% + [1.25% - 2.20%]
2027 Term Loan (3)	100,000	January 2027	SOFR + 0.10% + [1.25% - 2.20%]
2028 Term Loan (4)	100,000	January 2028	SOFR + 0.10% + [1.20% - 2.15%]
3.875% Convertible Senior Notes due 2025	51,034	April 2025	3.875%
Mortgage Note Payable	17,800	August 2026	4.060%
Total Long-Term Face Value Debt	$466,984
(1)

The Company utilized interest rate swaps on $100.0 million of the Credit Facility balance to fix SOFR and achieve a weighted average fixed swap rate of 3.28% plus the 10 bps SOFR adjustment plus the applicable spread.

(2)      The Company utilized interest rate swaps on the $65.0 million 2026 Term Loan balance to fix SOFR and achieve a weighted average fixed swap rate of 0.26% plus the 10 bps SOFR adjustment plus the applicable spread.

(3)	The Company utilized interest rate swaps on the $100.0 million 2027 Term Loan balance to fix SOFR and achieve a fixed swap rate of 0.64% plus the 10 bps SOFR adjustment plus the applicable spread.
(4)

The Company utilized interest rate swaps on the $100.0 million 2028 Term Loan balance to fix SOFR and achieve a weighted average fixed swap rate of 3.78% plus the 10 bps SOFR adjustment plus the applicable spread.

Credit Facility. The Credit Facility, with Bank of Montreal (“BMO”) as the administrative agent for the lenders thereunder, is unsecured with regard to our income property portfolio but is guaranteed by certain wholly owned subsidiaries of the Company. The Credit Facility bank group is led by BMO and also includes Truist Bank and Wells Fargo. On September 7, 2017, the Company executed the second amendment and restatement of the Credit Facility (the “2017 Amended Credit Facility” and, as amended, the “Credit Agreement”). As a result of the March 2021 Revolver Amendment and the Eighth Amendment, both as defined below, The Huntington National Bank, PNC Bank, National Association, and Regions Bank, were added as lenders to the Company’s Credit Facility.

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

On March 10, 2021, the Company entered into the sixth amendment to the 2017 Amended Credit Facility (the “March 2021 Revolver Amendment”). The March 2021 Revolver Amendment included, among other things, (i) increase of the revolving credit commitment from $200.0 million to $210.0 million, (ii) addition of a term loan in the aggregate amount of $50.0 million (the “2026 Term Loan”), (iii) updates to certain financing rate provisions provided therein, and (iv) joinder of The Huntington National Bank as a 2026 Term Loan lender and Credit Facility lender. The March 2021 Revolver Amendment also includes accordion options that allow the Company to request additional 2026 Term Loan lender commitments up to a total of $150.0 million and additional Credit Facility lender commitments up to a total of $300.0 million. During the six months ended June 30, 2021, the Company exercised the 2026 Term Loan accordion option for $15.0 million, increasing total lender commitments to $65.0 million.

On November 5, 2021, the Company entered into the seventh amendment to the 2017 Amended Credit Facility (the “November 2021 Revolver Amendment”). The November 2021 Revolver Amendment included, among other things, (i) addition of a term loan in the aggregate amount of $100.0 million (the “2027 Term Loan”) and (ii) joinder of KeyBank National Association, Raymond James Bank, and Synovus Bank as 2027 Term Loan lenders. The November 2021 Revolver Amendment also includes an accordion option that allows the Company to request additional term loan lender commitments up to a total of $400.0 million in the aggregate.

On September 20, 2022, the Company entered into the eighth amendment to the 2017 Amended Credit Facility (the “Eighth Amendment”), which includes among other things: (i) the origination of a term loan, in the amount of $100.0 million (the “2028 Term Loan”), (ii) the increase of the revolving credit commitment from up to $210.0 million to up to $300.0 million, (iii) an accordion option that allows the Company to request additional revolving loan commitments and additional term loan commitments, provided, (a) the aggregate amount of revolving loan commitments shall not exceed $750,000,000 and (b) the aggregate amount of term loan commitments shall not exceed $500,000,000, (iv) an extension of the maturity date to January 31, 2027, (v) a sustainability-linked pricing component pursuant to which the Company will receive interest rate reductions based on its performance against certain sustainability performance targets, (vi) the release of the Pledge Collateral, as defined in the Eighth Amendment, and (vii) the joinder of PNC Bank, National Association (“PNC”) as a Term Loan Lender, as defined in the Credit Agreement, and PNC and Regions Bank as Revolving Lenders, as defined in the Credit Agreement.

At March 31, 2023, the current commitment level under the Credit Facility was $300.0 million. The undrawn commitment under the Credit Facility totaled $166.8 million. As of March 31, 2023, the Credit Facility had a $133.2 million balance outstanding.

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

Convertible Debt. The Company had an initial aggregate principal amount of $75.0 million of 3.875% Convertible Notes  (the “2025 Notes”). During the year ended December 31, 2020, the Company repurchased $12.5 million aggregate principal amount of 2025 Notes at a $2.6 million discount, resulting in a gain on extinguishment of debt of $1.1 million. During the year ended December 31, 2021, the Company repurchased $11.4 million aggregate principal amount of 2025 Notes at a $1.6 million premium, resulting in a loss on extinguishment of debt of $2.9 million. Following these repurchases, $51.0 million aggregate principal amount of the 2025 Notes remains outstanding at March 31, 2023.

On February 16, 2023, the Company’s Board of Directors approved a 2025 Notes repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase 2025 Notes (the “2025 Notes Repurchase Program”). Pursuant to the 2025 Notes Repurchase Program, the Company may repurchase, in one or more transactions, 2025 Notes in the aggregate principal amount of not more than $4.74 million, at a price not to exceed 117% of par value. The 2025 Notes Repurchase Program does not obligate the Company to acquire any particular amount of 2025 Notes and may be modified or suspended. The Company was not active under the 2025 Notes Repurchase Program during the three months ended March 31, 2023.

The 2025 Notes represent senior unsecured obligations of the Company and pay interest semi-annually in arrears on each April 15th and October 15th, commencing on April 15, 2020, at a rate of 3.875% per annum. The 2025 Notes mature on April 15, 2025 and may not be redeemed by the Company prior to the maturity date. The conversion rate for the 2025 Notes was initially 12.7910 shares of the Company’s common stock per $1,000 of principal of the 2025 Notes (equivalent to an initial conversion price of $78.18 per share of the Company’s common stock). The initial conversion price of the 2025 Notes represented a premium of 20% to the $65.15 closing sale price of the Company’s common stock on the NYSE American on January 29, 2020. If the Company’s Board increases the quarterly dividend above the $0.13 per share in place at issuance, the conversion rate is adjusted with each such increase in the quarterly dividend amount. After the first quarter 2023 dividend, the conversion rate is equal to 63.4237 shares of common stock for each $1,000 principal amount of 2025 Notes, which represents an adjusted conversion price of $15.77 per share of common stock. At the maturity date, the 2025 Notes are convertible into cash, common stock or a combination thereof, subject to various conditions, at the Company’s option. Should certain corporate transactions or events occur prior to the stated maturity date, the Company will increase the conversion rate for a holder that elects to convert its 2025 Notes in connection with such corporate transaction or event.

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

As of March 31, 2023, the unamortized debt discount of our 2025 Notes was $0.3 million, which represents the cash component of the discount.

Long-term debt consisted of the following (in thousands):

	March 31, 2023		December 31, 2022
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$133,150	$—	$113,750	$—
2026 Term Loan	65,000	—	65,000	—
2027 Term Loan	100,000	—	100,000	—
2028 Term Loan	100,000	—	100,000	—
3.875% Convertible Senior Notes, net of Discount	50,710	—	50,670	—
Mortgage Note Payable	17,800	—	17,800	—
Financing Costs, net of Accumulated Amortization	(1,530)	—	(1,637)	—
Total Long-Term Debt	$465,130	$—	$445,583	$—

Payments applicable to reduction of principal amounts as of March 31, 2023 will be required as follows (in thousands):

As of March 31, 2023	Amount
Remainder of 2023	$—
2024	—
2025	51,034
2026	82,800
2027	233,150
2028	100,000
2029 and Thereafter	—
Total Long-Term Debt - Face Value	$466,984

The carrying value of long-term debt as of March 31, 2023 consisted of the following (in thousands):

Total
Current Face Amount	$466,984
Unamortized Discount on Convertible Debt	(324)
Financing Costs, net of Accumulated Amortization	(1,530)
Total Long-Term Debt	$465,130

In addition to the $1.5 million of financing costs, net of accumulated amortization included in the table above, as of March 31, 2023, the Company also had financing costs, net of accumulated amortization related to the Credit Facility of $1.9 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the Company’s accompanying consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Interest Expense	$4,352	$1,668
Amortization of Deferred Financing Costs	241	165
Amortization of Discount on Convertible Notes	39	69
Total Interest Expense	$4,632	$1,902

Total Interest Paid	$4,268	$1,087

The Company was in compliance with all of its debt covenants as of March 31, 2023 and December 31, 2022.

NOTE 16. INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the three months ended March 31, 2023 and 2022. Accordingly, the changes in fair value on the interest rate swaps have been classified in accumulated other comprehensive income. The fair value of the interest rate swap agreements are included in other assets and accrued and other liabilities, respectively, on the consolidated balance sheets. Information related to the Company’s interest rate swap agreements are noted below (in thousands):

Hedged Item (1)	Effective Date	Maturity Date	Rate	Amount	Fair Value as of March 31, 2023
2026 Term Loan	3/10/2021	3/29/2024	0.12% + 0.10% + applicable spread	$50,000	$2,206
2026 Term Loan	3/29/2024	3/10/2026	1.44% + 0.10% + applicable spread	$50,000	$1,531
2026 Term Loan	8/31/2021	3/10/2026	0.70% + 0.10% + applicable spread	$15,000	$1,231
2027 Term Loan	11/5/2021	3/29/2024	0.64% + 0.10% + applicable spread	$100,000	$3,908
2027 Term Loan	3/29/2024	1/31/2027	1.35% + 0.10% + applicable spread	$100,000	$4,354
2028 Term Loan	9/30/2022	1/31/2028	3.78% + 0.10% + applicable spread	$50,000	$(979)
2028 Term Loan	9/30/2022	1/31/2028	3.78% + 0.10% + applicable spread	$50,000	$(989)
Credit Facility	1/31/2023	1/31/2030	3.27% + 0.10% + applicable spread	$50,000	$(163)
Credit Facility	1/31/2023	1/31/2030	3.26% + 0.10% + applicable spread	$33,000	$(91)
Credit Facility	1/31/2023	1/31/2030	3.36% + 0.10% + applicable spread	$17,000	$(138)
(1)	On September 30, 2022, the Company converted its existing interest rate swaps from 1-month LIBOR to SOFR.

NOTE 17. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Accrued Property Taxes	$2,264	$716
Reserve for Tenant Improvements	5,063	6,186
Tenant Security Deposits	2,620	2,719
Accrued Construction Costs	650	903
Accrued Interest	1,028	872
Environmental Reserve	67	67
Cash Flow Hedge - Interest Rate Swaps	2,360	397
Operating Leases - Liability	497	64
Other	4,265	6,104
Total Accrued and Other Liabilities	$18,814	$18,028

Reserve for Tenant Improvements. In connection with recent acquisitions, the Company received an aggregate of $7.4 million from the sellers of certain properties for tenant improvement allowances, leasing commissions and other capital improvements. These amounts are included in accrued and other liabilities on the consolidated balance sheets.  Through March 31, 2023, payments totaling $2.3 million were made, leaving a remaining reserve for tenant improvements of $5.1 million.

NOTE 18. DEFERRED REVENUE

Deferred revenue consisted of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Prepaid Rent	$4,704	$3,951
Interest Reserve from Commercial Loans and Investments	1,351	1,262
Tenant Contributions	509	522
Total Deferred Revenue	$6,564	$5,735

Interest Reserve from Commercial Loans and Investments. In connection with three of the Company’s commercial loan investments, the borrower has deposited interest and/or real estate tax reserves in accounts held by the Company. Those accounts balances are included in restricted cash on the Company’s consolidated balance sheets with the corresponding liability recorded in deferred revenue as seen above. Pursuant to each respective agreement, interest reserves are either (i) utilized to fund the monthly interest due on the loan or (ii) maintained throughout the term of the loan.

NOTE 19. STOCK-BASED COMPENSATION

SUMMARY OF STOCK-BASED COMPENSATION

A summary of share activity for all equity classified stock compensation during the three months ended March 31, 2023 is presented below.

Type of Award	Shares Outstanding at 1/1/2023	Granted Shares	Vested / Exercised Shares	Expired Shares	Forfeited Shares	Shares Outstanding at 3/31/2023
Equity Classified - Performance Share Awards - Peer Group Market Condition Vesting	230,247	88,754	(72,141)	—	—	246,860
Equity Classified - Three Year Vest Restricted Shares	212,079	91,003	(74,229)	—	(240)	228,613
Total Shares	442,326	179,757	(146,370)	—	(240)	475,473

Amounts recognized in the financial statements for stock-based compensation are as follows (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Total Cost of Share-Based Plans Charged Against Income	$1,072	$906

EQUITY-CLASSIFIED STOCK COMPENSATION

Performance Share Awards – Peer Group Market Condition Vesting

Performance shares have been granted to certain employees under the 2010 Plan. The performance share awards entitle the recipient to receive, upon the vesting thereof, shares of common stock of the Company equal to between 0% and 150% of the number of performance shares awarded. The number of shares of common stock ultimately received by the award recipient is determined based on the Company’s total stockholder return as compared to the total stockholder return of a certain peer group during a three-year performance period. The Company granted a total of 88,754 performance shares during the three months ended March 31, 2023.

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

As of March 31, 2023, there was $2.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the non-vested performance share awards, which will be recognized over a remaining weighted average period of 2.2 years.

A summary of the activity for these awards during the three months ended March 31, 2023 is presented below:

Performance Shares With Market Conditions	Shares	Wtd. Avg. Fair Value Per Share
Non-Vested at January 1, 2023	230,247	$16.85
Granted	88,754	$18.10
Vested	(72,141)	$14.17
Expired	—	—
Forfeited	—	—
Non-Vested at March 31, 2023	246,860	$18.08

Restricted Shares

Restricted shares have been granted to certain employees under the 2010 Plan. Certain of the restricted shares vest  on each of the first, second, and third anniversaries of January 28 of the applicable year provided the grantee is an employee of the Company on those dates. Certain other restricted share awards, granted on July 1, 2022, vest entirely on the third anniversary of the grant date, or July 1, 2025, provided the grantee is an employee of the Company on that date. In addition, any unvested portion of the restricted shares will vest upon a change in control. The Company granted a total of 91,003 shares of restricted Company common stock during the three months ended March 31, 2023.

The Company’s determination of the fair value of the restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date. Compensation cost is recognized on a straight-line basis over the applicable vesting period.

As of March 31, 2023, there was $3.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the non-vested restricted share awards, which will be recognized over a remaining weighted average period of 2.3 years.

A summary of the activity for these awards during the three months ended March 31, 2023 is presented below:

Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value Per Share
Non-Vested at January 1, 2023	212,079	$17.97
Granted	91,003	$19.24
Vested	(74,229)	$16.00
Expired	—	—
Forfeited	(240)	$18.88
Non-Vested at March 31, 2023	228,613	$19.12

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

Each non-employee director serving as of the beginning of each calendar year shall receive an annual award of the Company’s common stock. The value of such award totaled $35,000 for the three months ended March 31, 2023 and 2022 (the “Annual Award”). The number of shares awarded is calculated based on the trailing 20-day average price of the Company’s common stock as of the date two business days prior to the date of the award, rounded down to the nearest whole number of shares. Non-employee directors do not receive meeting fees, but will receive additional retainers for service on Board committees, as set forth in the Company’s Non-Employee Director Compensation Policy available on the Company’s website (www.ctoreit.com).

During the three months ended March 31, 2023 and 2022, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.2 million, or 12,764 shares and $0.3 million, or 14,112 shares, respectively. The expense recognized includes the Annual Award received during the first quarter of each respective year, which totaled $0.2 million during each of the three months ended March 31, 2023 and 2022.

NOTE 20. INCOME TAXES

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

Contractual Commitments – Expenditures

The Company has committed to fund the following capital improvements. The improvements, which are related to several properties, are estimated to be generally completed within twelve months. These commitments, as of March 31, 2023, are as follows (in thousands):

As of March 31, 2023
Total Commitment (1)	$30,091
Less Amount Funded	(10,821)
Remaining Commitment	$19,270

(1)     Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

In addition, the Company is committed to one construction loan as described in Note 4, “Commercial Loans and Investments”. The unfunded portion of the construction loan totaled $4.3 million as of March 31, 2023.

NOTE 22. BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, management services, commercial loans and investments, and real estate operations. Our income property operations consist of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 91% of our identifiable assets as of March 31, 2023 and December 31, 2022, and 90.8% and 88.1% of our consolidated revenues for the three months ended March 31, 2023 and 2022, respectively. The management services segment consists of the revenue generated from managing PINE. As of March 31, 2023, our commercial loans and investments portfolio consisted of three commercial loan investments and one preferred equity investment which is classified as a commercial loan investment. Our real estate operations consist of revenues generated from the sale of and royalty income related to our interests in subsurface oil, gas, and mineral rights, and the sale of mitigation credits.

The Company evaluates segment performance based on operating income. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in different segments for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenues:
Income Properties	$22,432	$15,168
Management Fee Income	1,098	936
Interest Income From Commercial Loans and Investments	795	718
Real Estate Operations	392	388
Total Revenues	$24,717	$17,210
Operating Income:
Income Properties	$15,279	$11,152
Management Fee Income	1,098	936
Interest Income From Commercial Loans and Investments	795	718
Real Estate Operations	307	337
General and Corporate Expense	(14,043)	(9,412)
Provision for Impairment	(479)	—
Loss on Disposition of Assets	—	(245)
Total Operating Income	$2,957	$3,486
Depreciation and Amortization:
Income Properties	$10,302	$6,356
Corporate and Other	14	13
Total Depreciation and Amortization	$10,316	$6,369
Capital Expenditures:
Income Properties	$7,773	$40,499
Commercial Loans and Investments	16,061	—
Corporate and Other	25	16
Total Capital Expenditures	$23,859	$40,515

Identifiable assets of each segment as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

	As of
	March 31, 2023	December 31, 2022
Identifiable Assets:
Income Properties	$896,537	$902,427
Management Services	1,505	1,370
Commercial Loans and Investments	47,368	32,269
Real Estate Operations	3,992	4,041
Corporate and Other	31,852	46,438
Total Assets	$981,254	$986,545

Operating income represents income from operations before interest expense, investment income, and income taxes. General and corporate expenses are an aggregate of general and administrative expenses and depreciation and amortization expense. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Real Estate Operations primarily includes the identifiable assets of the Company’s Subsurface Interests and mitigation credits. Corporate and other assets consist primarily of cash and restricted cash, property, plant, and equipment related to the other operations, as well as the general and corporate operations. The management services and real estate operations segments had no capital expenditures during the three months ended March 31, 2023 or 2022.

NOTE 23. ASSETS HELD FOR SALE

Assets held for sale as of March 31, 2023 are summarized below (in thousands). There were no assets held for sale as of December 31, 2022.

As of March 31, 2023
Plant, Property, and Equipment—Net	$906
Intangible Lease Assets—Net	209
Total Assets Held for Sale	$1,115

NOTE 24. SUBSEQUENT EVENTS

Subsequent events and transactions were evaluated through April 27, 2023, the date the consolidated financial statements were issued. There were no reportable subsequent events or transactions.

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

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Also, when the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Management believes the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions. However, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update or revise such forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.  The risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements, include, but are not limited to, the following:

●	we are subject to risks related to the ownership of commercial real estate that could affect the performance and value of our properties;
●	our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could materially and adversely affect us;
●	competition that traditional retail tenants face from e-commerce retail sales, or the integration of brick and mortar stores with e-commerce retail operators, could adversely affect our business;
●	we operate in a highly competitive market for the acquisition of income properties and more established entities or other investors may be able to compete more effectively for acquisition opportunities than we can;
●	we may be unable to successfully execute on asset acquisitions or dispositions;
●	the loss of revenues from our income property portfolio or certain tenants would adversely impact our results of operations and cash flows;
●	our revenues include receipt of management fees and potentially incentive fees derived from our provision of management services to Alpine Income Property Trust, Inc. (“PINE”) and the loss or failure, or decline in the business or assets, of PINE could substantially reduce our revenues;
●	there are various potential conflicts of interest in our relationship with PINE, including our executive officers and/or directors who are also officers and/or directors of PINE, which could result in decisions that are not in the best interest of our stockholders;
●	a prolonged downturn in economic conditions could adversely impact our business, particularly with regard to our ability to maintain revenues from our income-producing assets;
●	a part of our investment strategy is focused on investing in commercial loans and investments which may involve credit risk;
●	we may suffer losses when a borrower defaults on a loan and the value of the underlying collateral is less than the amount due;
●	the Company’s real estate investments are generally illiquid;
●	if we are not successful in utilizing the like-kind exchange structure in deploying the proceeds from dispositions of income properties, or our like-kind exchange transactions are disqualified, we could incur significant taxes and our results of operations and cash flows could be adversely impacted;
●	the Company may be unable to obtain debt or equity capital on favorable terms, if at all, or additional borrowings may impact our liquidity or ability to monetize any assets securing such borrowings;
●	servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to service or pay our debt;
●	our operations and properties could be adversely affected in the event of natural disasters, pandemics, or other significant disruptions;
●	we may encounter environmental problems which require remediation or the incurrence of significant costs to resolve, which could adversely impact our financial condition, results of operations, and cash flows;

●	failure to remain qualified as real estate investment trust (“REIT”) for U.S. federal income tax purposes would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distribution to stockholders;
●	the risk that the REIT requirements could limit our financial flexibility;
●	our limited experience operating as a REIT;
●	our ability to pay dividends consistent with the REIT requirements, and expectations as to timing and amounts of such dividends;
●	the ability of our board of directors (the “Board”) to revoke our REIT status without stockholder approval;
●	our exposure to changes in U.S. federal and state income tax laws, including changes to the REIT requirements;
●	general business and economic conditions, including unstable macroeconomic conditions due to, among other things, the war in Ukraine, the COVID-19 pandemic, inflation and rising interest rates; and
●	an epidemic or pandemic (such as the COVID-19 pandemic), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, may precipitate or materially exacerbate one or more of the above-mentioned and/or other risks and may significantly disrupt or prevent us from operating our business in the ordinary course for an extended period.

The Company describes the risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Quarterly Report on Form 10-Q), and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Part I, Item 2 of this Quarterly Report on Form 10-Q).

OVERVIEW

We are a publicly traded, self-managed equity REIT that focuses on the ownership, management, and repositioning of high-quality retail and mixed-use properties located primarily in what we believe to be faster growing, business-friendly markets exhibiting accommodative business tax policies, outsized relative job and population growth, and retail demand that exceeds supply. We have pursued our investment strategy by investing primarily through fee simple ownership of our properties, commercial loans and preferred equity.

We own and manage, sometimes utilizing third-party property management companies, 23 commercial real estate properties in 9 states in the United States. As of March 31, 2023, we owned 8 single-tenant and 15 multi-tenant income-producing properties comprising 3.7 million square feet of gross leasable space.

In addition to our income property portfolio, as of March 31, 2023, our business included the following:

Management Services:

●	A fee-based management business that is engaged in managing PINE, see Note 5, “Related Party Management Services Business”.

Commercial Loans and Investments:

●	A portfolio of three commercial loan investments and one preferred equity investment which is classified as a commercial loan investment.

Real Estate Operations:

●	A portfolio of subsurface mineral interests associated with approximately 353,000 surface acres in 19 counties in the State of Florida (“Subsurface Interests”); and
●	An inventory of mitigation credits produced by the Company’s formerly owned mitigation bank.

Our business also includes our investment in PINE. As of March 31, 2023, the fair value of our investment totaled $39.3 million, or 14.8% of PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

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

We believe investment in income-producing assets provides attractive opportunities for generally stable cash flows and increased returns over the long run through potential capital appreciation. Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. No income properties were sold during the three months ended March 31, 2023. As a result of entering into the Exclusivity and Right of First Offer Agreement with PINE (the “ROFO Agreement”) which generally prevents us from investing in single-tenant net lease income properties, our income property investment strategy is focused on multi-tenant, primarily retail-oriented, properties. We may pursue this strategy by monetizing certain of our single-tenant properties, and should we do so, we would seek to utilize the 1031 like-kind exchange structure to preserve the tax-deferred gain on the original transaction(s) that pertains to the replacement asset.

Our current portfolio of 15 multi-tenant properties generates $67.0 million of revenue from annualized straight-line base lease payments and had a weighted average remaining lease term of 4.7 years as of March 31, 2023. Our current portfolio of 8 single-tenant income properties generates $8.6 million of revenues from annualized straight-line base lease payments and had a weighted average remaining lease term of 5.4 years as of March 31, 2023.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Revenue

Total revenue for the three months ended March 31, 2023 is presented in the following summary and indicates the changes as compared to the three months March 31, 2022 (in thousands):

	Three Months Ended
Operating Segment	March 31, 2023	March 31, 2022	$ Variance	% Variance
Income Properties	$22,432	$15,168	$7,264	47.9%
Management Services	1,098	936	162	17.3%
Commercial Loans and Investments	795	718	77	10.7%
Real Estate Operations	392	388	4	1.0%
Total Revenue	$24,717	$17,210	$7,507	43.6%

Total revenue for the three months ended March 31, 2023 increased to $24.7 million, compared to $17.2 million during the three months ended March 31, 2022. The increase in total revenue is primarily attributable to increased income produced by the Company’s recent income property acquisitions versus that of properties disposed of by the Company during the comparative period, in addition to increases in management fee income and income from commercial loans and investments.

Income Properties

Revenue and operating income from our income property operations totaled $22.4 million and $15.3 million, respectively, during the three months ended March 31, 2023, compared to total revenue and operating income of $15.2 million and $11.2 million, respectively, for the three months ended March 31, 2022. The direct costs of revenues for our income property operations totaled $7.1 million and $4.0 million for the three months ended March 31, 2023 and 2022, respectively. The increase in revenues of $7.3 million, or 47.9%, during the three months ended March 31, 2023 is primarily related to the overall growth of the Company’s income property portfolio, as well as the timing of acquisitions versus dispositions. The increase in operating income of $4.1 million from our income property operations reflects increased rent revenues, offset by an increase of $3.1 million in our direct costs of revenues which is also related to the overall growth of the Company’s income property portfolio.

Management Services

Revenue from our management services from PINE totaled $1.1 million and $0.9 million during the three months ended March 31, 2023 and 2022, respectively, due to the increase in PINE’s total equity.

Commercial Loans and Investments

Interest income from our commercial loans and investments totaled $0.8 million and $0.7 million during the three months ended March 31, 2023 and 2022, respectively. The increase is primarily due to increased income from the investments made during the previous fiscal year ended December 31, 2022, including two construction loans and the Watters Creek Investment, as defined in Note 4, “Commercial Loans and Investments”, as well as the $15.0 million Founders Square loan origination during the three months ended March 31, 2023, which were partially offset by commercial loans for which principal was repaid prior to March 31, 2023.

Real Estate Operations

During the each of three months ended March 31, 2023 and 2022, operating income from real estate operations was $0.3 million on revenues totaling $0.4 million. Overall results were consistent although mitigation credit sales were higher during the three months ended March 31, 2023 which were offset by lower Subsurface Interest sales as compared to the same period in 2022.

General and Administrative Expenses

Total general and administrative expenses for the three months ended March 31, 2023 is presented in the following summary and indicates the changes as compared to the three months ended March 31, 2022 (in thousands):

	Three Months Ended
General and Administrative Expenses	March 31, 2023	March 31, 2022	$ Variance	% Variance
Recurring General and Administrative Expenses	$2,655	$2,137	$518	24.2%
Non-Cash Stock Compensation	1,072	906	166	18.3%
Total General and Administrative Expenses	$3,727	$3,043	$684	22.5%

The overall reason for the increase in total general and administrative expenses is the overall higher employee count as a result of the increased operating activity from the significant increase in managed income property assets.

Depreciation and Amortization

Depreciation and amortization totaled $10.3 million and $6.4 million during the three months ended March 31, 2023  and 2022, respectively. The increase of $3.9 million is due to the overall growth in the Company’s income property portfolio.

Loss on Disposition of Assets and Provision for Impairment

Dispositions. There were no income property dispositions during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company sold two income properties, including (i) Party City, a single-tenant income property located in Oceanside, New York for $6.9 million resulting in a $0.06 million loss and (ii) the Carpenter Hotel ground lease, a single-tenant income property located in Austin, Texas for $17.1 million resulting in a $0.2 million loss. The lease with Carpenter Hotel included two tenant repurchase options. Pursuant to FASB ASC Topic 842, Leases, the $16.25 million investment was recorded in the accompanying consolidated balance sheets as a commercial loan and investment prior to its disposition during the three months ended March 31, 2022. The sale of the properties reflect a total disposition volume of $24.0 million, resulting in aggregate losses of $0.2 million.

Provision for Impairment. There were no impairment charges on the Company’s income property portfolio during the three months ended March 31, 2023 and 2022. The Company recorded a $0.5 million impairment charge representing the provision for credit losses related to our commercial loans and investments, during the three months ended March 31, 2023, with no such impairment charges during the three months ended March 31, 2022.

Investment and Other Loss

During the three months ended March 31, 2023, the closing stock price of PINE decreased by $2.25 per share, with a closing price of $16.83 on March 31, 2023. During the three months ended March 31, 2022, the closing stock price of PINE decreased by $1.24 per share, with a closing price of $18.80 on March 31, 2022. The change in stock price resulted in unrealized, non-cash losses on the Company’s investment in PINE of $4.9 million and $2.5 million which is included in investment and other loss in the consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively.

The Company earned dividend income from the investment in PINE of $0.6 million during each of the three months ended March 31, 2023 and 2022, respectively.

Interest Expense

Interest expense totaled $4.6 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $2.7 million resulted primarily from (i) the higher balance outstanding on the Company’s Credit Facility as well as the increase in the variable interest rate under the Credit Facility during the three months ended March 31, 2023 prior to fixing the rate on $100.0 million of outstanding principal effective January 31, 2023, (ii) the increase in debt related to the $17.8 million mortgage loan assumed in connection with the acquisition of Price Plaza, and (iii) the increase in debt related to the $100.0 million 2028 Term Loan.

Net Income (Loss) Attributable to the Company

Net loss attributable to the Company totaled $6.0 million during the three months ended March 31, 2023 as compared to $0.2 million of net income during the three months ended March 31, 2022. The $6.2 million decrease in net income is attributable to the factors described above, and most notably the increases in non-cash depreciation and amortization, non-cash unrealized loss on the investment PINE, and interest expense, which are partially offset by increases in the operating income generated by the income property portfolio operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $7.0 million at March 31, 2023, while restricted cash totaled $1.6 million, see Note 2, “Summary of Significant Accounting Policies” under the heading Restricted Cash for the Company’s disclosure related to its restricted cash balance at March 31, 2023.

Our cash flows provided by operating activities totaled $9.3 million during the three months ended March 31, 2023, as compared to $11.4 million during the three months ended March 31, 2022, a decrease of $2.1 million. The primary reason for the decrease is related to the $3.2 million increase in cash paid for interest expense as the result of higher overall debt balances and rising variable interest rates on the un-hedged portion of debt. The increase in interest expense was partially offset by the increase in the cash flows provided by income properties, which is the result of the overall growth of the Company’s income property portfolio.

Our cash flows used in investing activities totaled $25.6 million during the three months ended March 31, 2023, compared to no net cash outflows during the three months ended March 31, 2022, an increase in cash outflows of $25.6 million. The increase in cash used in investing activities is primarily the result of $23.5 million less in proceeds from income property dispositions and principal payments received on commercial loan investments during the three months ended March 31, 2023 as compared to the same period in 2022.

Our cash flows provided by financing activities totaled $3.7 million for the three months ended March 31, 2023, compared to cash flows used in financing activities of $6.9 million for the three months ended March 31, 2022, an increase in cash inflows of $10.6 million. The increase is primarily related to a $20.4 million increase in cash inflows provided by net debt activity offset by (i) an increase in cash outflows of $5.0 million related to repurchases of the Company’s common stock, (ii) a decrease in cash inflows of $2.9 million due to proceeds from the sale of shares of Company common stock during the three months ended March 31, 2022 with no such activity during the three months ended March 31, 2023, and (iii) an increase in cash outflows of $2.2 million related to the dividend paid on common stock as a result of the increased common stock outstanding as well as the increased dividend per share.

Long-Term Debt. At March 31, 2023, the current commitment level under the Credit Facility was $300.0 million. The undrawn commitment under the Credit Facility totaled $166.8 million. As of March 31, 2023, the Credit Facility had a $133.2 million balance outstanding. See Note 15, “Long-Term Debt” for the Company’s disclosure related to its long-term debt balance at March 31, 2023.

Acquisitions and Investments. On February 24, 2023, the Company acquired one 6,000 square foot property within the 28,100 square foot retail portion of Phase II of The Exchange at Gwinnett located in Buford, Georgia (the “Gwinnett Property”), for a purchase price of $3.3 million. The 6,000 square foot building is leased to one tenant with 9.8 years remaining on the lease at acquisition. The Company is under contract to acquire the remaining properties that make up the retail portion of Phase II of The Exchange at Gwinnett for a purchase price of $13.8 million. The Company previously purchased the Sprouts-anchored Phase I portion of The Exchange at Gwinnett in December 2021. The Company also originated one structured investment to provide $15.0 million of funding towards the acquisition of Founders Square in Dallas, Texas.

The Company’s guidance for 2023 investments in income-producing properties, including structured investments, ranges from $100.0 million to $200.0 million. We expect to fund future acquisitions utilizing cash on hand, cash from operations, proceeds from the dispositions of income properties through 1031 like-kind exchanges, and potentially the sale of all or a portion of our Subsurface Interests, and borrowings on our Credit Facility, if available. We expect dispositions of income properties and subsurface interests will qualify under the like-kind exchange deferred-tax structure, and additional financing sources.

Dispositions. There were no income property dispositions during the three months ended March 31, 2023.

ATM Program.  The Company was not active under the 2022 ATM Program during the three months ended March 31, 2023.

Contractual Commitments – Expenditures. The Company has committed to fund the following capital improvements. The improvements, which are related to several properties, are estimated to be generally completed within twelve months. These commitments, as of March 31, 2023, are as follows (in thousands):

As of March 31, 2023
Total Commitment (1)	$30,091
Less Amount Funded	(10,821)
Remaining Commitment	$19,270

(1)     Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

In addition, the Company is committed to fund the three construction loans as described in Note 4, “Commercial Loans and Investments”. The unfunded portion of the construction loan totaled $4.3 million as of March 31, 2023.

Off-Balance Sheet Arrangements. None.

Other Matters. We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations, $137.7 million of availability remaining under the ATM Program, and $166.8 million undrawn commitment under the existing $300.0 million Credit Facility as of March 31, 2023.

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

Reconciliation of Non-U.S. GAAP Measures (in thousands, except share and dividend data):

	Three Months Ended
	March 31, 2023	March 31, 2022
Net Income (Loss) Attributable to the Company	$(5,993)	$202
Add Back: Effect of Dilutive Interest Related to 2025 Notes (1)	—	—
Net Income (Loss) Attributable to the Company, If-Converted	$(5,993)	$202
Depreciation and Amortization of Real Estate	10,302	6,369
Loss on Disposition of Assets	—	245
Gain on Disposition of Other Assets	(323)	(332)
Provision for Impairment	479	—
Unrealized Loss on Investment Securities	4,918	2,457
Funds from Operations	$9,383	$8,941
Distributions to Preferred Stockholders	(1,195)	(1,195)
Funds From Operations Attributable to Common Stockholders	$8,188	$7,746
Amortization of Intangibles to Lease Income	679	481
Less: Effect of Dilutive Interest Related to 2025 Notes (1)	—	—
Core Funds From Operations Attributable to Common Stockholders	$8,867	$8,227
Adjustments:
Straight-Line Rent Adjustment	(251)	(538)
COVID-19 Rent Repayments	26	27
Other Depreciation and Amortization	(59)	(139)
Amortization of Loan Costs, Discount on Convertible Debt, and Capitalized Interest	208	234
Non-Cash Compensation	1,072	906
Adjusted Funds From Operations Attributable to Common Stockholders	$9,863	$8,717

Weighted Average Number of Common Shares:
Basic	22,704,829	17,726,677
Diluted (2)	22,704,829	17,726,677

Dividends Declared and Paid - Preferred Stock	$0.40	$0.40
Dividends Declared and Paid - Common Stock	$0.38	$0.36
(1)

As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in net income or loss that would result from the assumed conversion of the 2025 Notes to derive FFO effective January 1, 2022 due to the implementation of ASU 2020-06 which requires presentation on an if-converted basis. For the three months ended March 31, 2023 and 2022, a total of $0.5 million and $0.6 million of interest was not included, respectively, as the impact of the 2025 Notes, if-converted, would be antidilutive to the net loss attributable to common stockholders of $7.2 million and $1.0 million, respectively.

(2)

A total of 3.2 million and 3.0 million shares, representing the dilutive impact of the 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, were not included in the computation of diluted net loss attributable to common stockholders for the three months ended March 31, 2023 and 2022, respectively, because they were antidilutive to the net loss attributable to common stockholders of $7.2 million and $1.0 million, respectively.

Other Data (in thousands, except per share data):

	Three Months Ended
	March 31, 2023	March 31, 2022
FFO Attributable to Common Stockholders	$8,188	$7,746
FFO Attributable to Common Stockholders per Common Share - Diluted	$0.36	$0.44

Core FFO Attributable to Common Stockholders	$8,867	$8,227
Core FFO Attributable to Common Stockholders per Common Share - Diluted (1)	$0.39	$0.46

AFFO Attributable to Common Stockholders	$9,863	$8,717
AFFO Attributable to Common Stockholders per Common Share - Diluted (1)	$0.43	$0.49

(1)      A total of 3.2 million and 3.0 million shares, representing the dilutive impact of the 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, were not included in the computation of diluted net loss attributable to common stockholders for the three months ended March 31, 2023 and 2022, respectively, because they were antidilutive to the net loss attributable to common stockholders of $7.2 million and $1.0 million, respectively.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates include those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Our most significant estimate is as follows:

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease.  As required by U.S. GAAP, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The assumptions underlying the allocation of relative fair values are based on market information including, but not limited to: (i) the estimate of replacement cost of improvements under the cost approach, (ii) the estimate of land values based on comparable sales under the sales comparison approach, and (iii) the estimate of future benefits determined by either a reasonable rate of return over a single year’s net cash flow, or a forecast of net cash flows projected over a reasonable investment horizon under the income capitalization approach. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled one building within an existing multi-tenant income property for a purchase price of $3.3 million for the three months ended March 31, 2023 and one multi-tenant income property for a purchase price of $39.1 million for the three months ended March 31, 2022.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our Credit Facility, as this facility carries a variable rate of interest. Our borrowings on the un-hedged portion of our $300.0 million revolving Credit Facility bear a variable rate of interest based on SOFR plus a rate of between 125 basis points and 220 basis points plus a 0.10% SOFR adjustment based on our level of borrowing as a percentage of our total asset value. Effective January 31, 2023, the interest rate on $100.0 million of the Credit Facility balance was fixed by virtue of three interest rate swaps. As of March 31, 2023 and 2022, the outstanding balance on our Credit Facility totaled $133.2 million and $66.0 million, of which $33.2 million and $66.0 million, respectively, were not fixed by virtue of an interest rate swap agreement. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by $0.3 million and $0.7 million as of March 31, 2023 and 2022, respectively. The Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to certain of its debt borrowings, see Note 16, “Interest Rate Swaps.” By virtue of fixing the variable rate on certain debt borrowings, our exposure to changes in interest rates is minimal but for the impact on other comprehensive income and loss. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 1A. RISK FACTORS

For a discussion of the Company’s potential risks and uncertainties, see the information under the heading Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company. As of March 31, 2023, there have been no material changes in our risk factors from those set forth within the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following repurchases of shares of the Company’s common stock were made during the three months ended March 31, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May yet be Purchased Under the Plans or Programs ($000's) (1)
1/01/2023 - 1/31/2023	—	—	—	908
2/01/2023 - 2/28/2023	—	—	—	5,000
3/01/2023 - 3/31/2023	303,354	16.48	303,354	—
Total	303,354	$16.48	303,354
(1)

In February 2020, the Board approved a $10.0 million common stock repurchase program, which was announced on February 12, 2020, of which $0.9 million remained available as of December 31, 2022. In February 2023, the Board approved a $5.0 million common stock repurchase program which eliminated the unutilized portion of the February 2020 repurchase program.

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

(4.1)	Specimen Common Stock Certificate of CTO Realty Growth, Inc., filed as Exhibit 4.2 to the registrant’s current report on Form 8-K12B filed February 1, 2021, and incorporated herein by reference.

(10.1) †	Form of February 17, 2023 Performance Share Award Agreement.

Exhibit 31.1	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Exhibit 32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 32.2	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	Inline XBRL Instance Document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

CTO REALTY GROWTH, INC.
(Registrant)

April 27, 2023	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

April 27, 2023	By:	/s/ Matthew M. Partridge
Matthew M. Partridge, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
April 27, 2023	By:	/s/ Lisa M. Vorakoun
Lisa M. Vorakoun, Vice President and Chief Accounting Officer (Principal Accounting Officer)