Form 10-Q
period 2023-09-30
CTO Realty Growth, Inc.
filed 2023-10-26
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbols	Name of each exchange on which registered:
Common Stock, $0.01 par value per share	CTO	NYSE
6.375% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share	CTO-PA	NYSE

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

As of October 19, 2023, there were 22,686,444 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CTO REALTY GROWTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	(Unaudited) September 30, 2023	December 31, 2022
ASSETS
Real Estate:
Land, at Cost	$235,880	$233,930
Building and Improvements, at Cost	588,224	530,029
Other Furnishings and Equipment, at Cost	851	748
Construction in Process, at Cost	4,127	6,052
Total Real Estate, at Cost	829,082	770,759
Less, Accumulated Depreciation	(50,117)	(36,038)
Real Estate—Net	778,965	734,721
Land and Development Costs	698	685
Intangible Lease Assets—Net	105,851	115,984
Assets Held for Sale—See Note 23	14,504	—
Investment in Alpine Income Property Trust, Inc.	38,162	42,041
Mitigation Credits	1,872	1,856
Mitigation Credit Rights	—	725
Commercial Loans and Investments	46,572	31,908
Cash and Cash Equivalents	7,015	19,333
Restricted Cash	22,618	1,861
Refundable Income Taxes	430	448
Deferred Income Taxes—Net	2,363	2,530
Other Assets—See Note 11	47,323	34,453
Total Assets	$1,066,373	$986,545
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$3,969	$2,544
Accrued and Other Liabilities—See Note 17	18,660	18,028
Deferred Revenue—See Note 18	6,251	5,735
Intangible Lease Liabilities—Net	11,203	9,885
Long-Term Debt	548,219	445,583
Total Liabilities	588,302	481,775
Commitments and Contingencies—See Note 21
Stockholders’ Equity:
Preferred Stock – 100,000,000 shares authorized; $0.01 par value, 6.375% Series A Cumulative Redeemable Preferred Stock, $25.00 Per Share Liquidation Preference, 2,993,206 shares issued and outstanding at September 30, 2023 and 3,000,000 shares issued and outstanding at December 31, 2022	30	30
Common Stock – 500,000,000 shares authorized; $0.01 par value, 22,701,072 shares issued and outstanding at September 30, 2023 and 22,854,775 shares issued and outstanding at December 31, 2022	227	229
Additional Paid-In Capital	168,875	172,471
Retained Earnings	284,789	316,279
Accumulated Other Comprehensive Income	24,150	15,761
Total Stockholders’ Equity	478,071	504,770
Total Liabilities and Stockholders’ Equity	$1,066,373	$986,545

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Revenues
Income Properties	$25,183	$17,694	$70,373	$49,229
Management Fee Income	1,094	951	3,294	2,835
Interest Income From Commercial Loans and Investments	1,114	1,323	2,965	3,331
Real Estate Operations	1,079	3,149	2,602	4,395
Total Revenues	28,470	23,117	79,234	59,790
Direct Cost of Revenues
Income Properties	(7,060)	(5,115)	(20,883)	(13,943)
Real Estate Operations	(152)	(1,661)	(876)	(1,940)
Total Direct Cost of Revenues	(7,212)	(6,776)	(21,759)	(15,883)
General and Administrative Expenses	(3,439)	(3,253)	(10,493)	(8,972)
Provision for Impairment	(929)	—	(1,408)	—
Depreciation and Amortization	(11,669)	(7,305)	(32,814)	(20,401)
Total Operating Expenses	(23,249)	(17,334)	(66,474)	(45,256)
Gain on Disposition of Assets	2,464	4,973	3,565	4,728
Other Gains and Income	2,464	4,973	3,565	4,728
Total Operating Income	7,685	10,756	16,325	19,262
Investment and Other Income (Loss)	1,184	(3,065)	(1,296)	(6,270)
Interest Expense	(6,318)	(3,037)	(16,161)	(7,216)
Income (Loss) Before Income Tax Benefit (Expense)	2,551	4,654	(1,132)	5,776
Income Tax Benefit (Expense)	135	163	(375)	461
Net Income (Loss) Attributable to the Company	2,686	4,817	(1,507)	6,237
Distributions to Preferred Stockholders	(1,195)	(1,195)	(3,585)	(3,586)
Net Income (Loss) Attributable to Common Stockholders	$1,491	$3,622	$(5,092)	$2,651

Per Share Information—See Note 13:
Basic Net Income (Loss) Attributable to Common Stockholders	$0.07	$0.20	$(0.23)	$0.15
Diluted Net Income (Loss) Attributable to Common Stockholders	$0.07	$0.19	(0.23)	0.15

Weighted Average Number of Common Shares
Basic	22,484,561	18,386,435	22,556,642	18,044,299
Diluted	22,484,561	21,505,460	22,556,642	18,044,299

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net Income (Loss) Attributable to the Company	$2,686	$4,817	$(1,507)	$6,237
Other Comprehensive Income:
Cash Flow Hedging Derivative - Interest Rate Swaps	5,901	5,310	8,389	15,933
Total Other Comprehensive Income	5,901	5,310	8,389	15,933
Total Comprehensive Income	$8,587	$10,127	$6,882	$22,170

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

For the three months ended September 30, 2023:

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders' Equity
Balance July 1, 2023	$30	$227	$168,103	$291,958	$18,249	$478,567
Net Income Attributable to the Company	—	—	—	2,686	—	2,686
Stock Repurchase	—	—	(87)	—	—	(87)
Exercise of Stock Options and Stock Issuance to Directors	—	—	67	—	—	67
Payment of Equity Issuance Costs	—	—	(8)	—	—	(8)
Stock-Based Compensation Expense	—	—	800	—	—	800
Preferred Stock Dividends Declared for the Period	—	—	—	(1,195)	—	(1,195)
Common Stock Dividends Declared for the Period	—	—	—	(8,660)	—	(8,660)
Other Comprehensive Income	—	—	—	—	5,901	5,901
Balance September 30, 2023	$30	$227	$168,875	$284,789	$24,150	$478,071

For the three months ended September 30, 2022:

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders' Equity
Balance July 1, 2022	$30	$61	$86,347	$332,916	$12,140	$431,494
Net Income Attributable to the Company	—	—	—	4,817	—	4,817
Three-for-One Stock Split	—	122	(122)	—	—	—
Stock Repurchase	—	(1)	(1,644)	—	—	(1,645)
Exercise of Stock Options and Stock Issuance to Directors	—	—	11	—	—	11
Stock Issuance, Net of Equity Issuance Costs	—	6	12,082	—	—	12,088
Stock-Based Compensation Expense	—	—	745	—	—	745
Preferred Stock Dividends Declared for the Period	—	—	—	(1,195)	—	(1,195)
Common Stock Dividends Declared for the Period	—	—	—	(7,221)	—	(7,221)
Other Comprehensive Income	—	—	—	—	5,310	5,310
Balance September 30, 2022	$30	$188	$97,419	$329,317	$17,450	$444,404

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(Unaudited, in thousands)

For the nine months ended September 30, 2023:

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders' Equity
Balance January 1, 2023	$30	$229	$172,471	$316,279	$15,761	$504,770
Net Loss Attributable to the Company	—	—	—	(1,507)	—	(1,507)
Stock Repurchase	—	(3)	(5,169)	—	—	(5,172)
Vested Restricted Stock and Performance Shares	—	1	(1,029)	—	—	(1,028)
Exercise of Stock Options and Stock Issuance to Directors	—	—	308	—	—	308
Payment of Equity Issuance Costs	—	—	(130)	—	—	(130)
Stock-Based Compensation Expense	—	—	2,424	—	—	2,424
Preferred Stock Dividends Declared for the Period	—	—	—	(3,585)	—	(3,585)
Common Stock Dividends Declared for the Period	—	—	—	(26,398)	—	(26,398)
Other Comprehensive Income	—	—	—	—	8,389	8,389
Balance September 30, 2023	$30	$227	$168,875	$284,789	$24,150	$478,071

For the nine months ended September 30, 2022:

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders' Equity
Balance January 1, 2022	$30	$60	$85,414	$343,459	$1,517	$430,480
Net Income Attributable to the Company	—	—	—	6,237	—	6,237
Three-for-One Stock Split	—	122	(122)	—	—	—
Adjustment to Equity Component of Convertible Debt Upon Adoption of ASU 2020-06	—	—	(7,034)	4,022	—	(3,012)
Stock Repurchase	—	(1)	(2,791)	—	—	(2,792)
Vested Restricted Stock and Performance Shares	—	—	(845)	—	—	(845)
Exercise of Stock Options and Common Stock Issuance	—	—	248	—	—	248
Stock Issuance, Net of Equity Issuance Costs	—	7	20,560	—	—	20,567
Stock-Based Compensation Expense	—	—	1,989	—	—	1,989
Preferred Stock Dividends Declared for the Period	—	—	—	(3,586)	—	(3,586)
Common Stock Dividends Declared for the Period	—	—	—	(20,815)	—	(20,815)
Other Comprehensive Income	—	—	—	—	15,933	15,933
Balance September 30, 2022	$30	$188	$97,419	$329,317	$17,450	$444,404

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash Flow from Operating Activities:
Net Income (Loss) Attributable to the Company	$(1,507)	$6,237
Adjustments to Reconcile Net Income (Loss) Attributable to the Company to Net Cash Provided by Operating Activities:
Depreciation and Amortization	32,814	20,401
Amortization of Intangible Liabilities to Income Property Revenue	1,793	1,485
Amortization of Deferred Financing Costs to Interest Expense	724	515
Amortization of Discount on Convertible Debt	119	149
Gain on Disposition of Real Estate and Intangible Lease Assets and Liabilities	(3,565)	(3,921)
Gain on Disposition of Commercial Loans and Investments	—	(807)
Provision for Impairment	1,408	—
Accretion of Commercial Loans and Investments Origination Fees	(105)	(150)
Non-Cash Imputed Interest	(22)	(119)
Deferred Income Taxes	167	(544)
Unrealized Loss on Investment Securities	5,663	8,102
Extinguishment of Contingent Obligation	(2,300)	—
Non-Cash Compensation	2,802	2,423
Decrease (Increase) in Assets:
Refundable Income Taxes	18	(5)
Land and Development Costs	(13)	7
Mitigation Credits and Mitigation Credit Rights	709	1,876
Other Assets	(3,792)	(7,895)
Increase in Liabilities:
Accounts Payable	1,424	460
Accrued and Other Liabilities	3,092	4,531
Deferred Revenue	516	1,335
Net Cash Provided By Operating Activities	39,945	34,080
Cash Flow from Investing Activities:
Acquisition of Real Estate and Intangible Lease Assets and Liabilities	(100,588)	(112,843)
Acquisition of Commercial Loans and Investments	(17,477)	(50,130)
Proceeds from Disposition of Property, Plant, and Equipment, Net, and Assets Held for Sale	21,689	40,777
Principal Payments Received on Commercial Loans and Investments	986	44,079
Acquisition of Investment Securities, Net of Proceeds from Sales	(2,883)	(2,253)
Net Cash Used In Investing Activities	(98,273)	(80,370)
Cash Flow From Financing Activities:
Proceeds from Long-Term Debt	132,850	218,500
Payments on Long-Term Debt	(30,600)	(147,000)
Cash Paid for Loan Fees	(132)	(2,610)
Cash Received Exercise of Stock Options and Common Stock Issuance	308	(177)
Cash Used to Purchase Common and Preferred Stock	(5,172)	(2,792)
Cash Paid for Vesting of Restricted Stock	(1,028)	(845)
Proceeds from (Cash Paid for) Issuance of Common Stock, Net	(130)	20,567
Dividends Paid - Preferred Stock	(3,585)	(3,586)
Dividends Paid - Common Stock	(25,744)	(20,292)
Net Cash Provided By Financing Activities	66,767	61,765
Net Increase in Cash, Cash Equivalents and Restricted Cash	8,439	15,475
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	21,194	31,349
Cash, Cash Equivalents and Restricted Cash, End of Period	$29,633	$46,824

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$7,015	$9,532
Restricted Cash	22,618	37,292
Total Cash	$29,633	$46,824

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Taxes, Net of Refunds Received	$(231)	$(111)
Cash Paid for Interest (1)	$(15,178)	$(5,785)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Gain on Cash Flow Hedges	$8,389	$15,933
Adjustment to Equity Component of Convertible Debt Upon Adoption of ASU 2020-06	$—	$3,012
Common Stock Dividends Declared and Unpaid	$654	$523
Assumption of Mortgage Note Payable	$—	$17,800
(1)	Includes capitalized interest of $0.2 million and $0.1 million during the nine months ended September 30, 2023 and 2022, respectively.

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

We own and manage, sometimes utilizing third-party property management companies, 23 commercial real estate properties in 9 states in the United States. As of September 30, 2023, we owned 7 single-tenant and 16 multi-tenant income-producing properties comprising 4.1 million square feet of gross leasable space.

In addition to our income property portfolio, as of September 30, 2023, our business included the following:

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

Our business also includes our investment in PINE. As of September 30, 2023, the fair value of our investment totaled $38.2 million, or 15.1% of PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

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

The results of operations for the three and nine month periods ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other entities in which we have a controlling interest. Any real estate entities or properties included in the consolidated financial statements have been consolidated only for the periods that such entities or properties were owned or under control by us. All inter-company balances and transactions have been eliminated in the consolidated financial statements. As of September 30, 2023, the Company has an equity investment in PINE.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of September 30, 2023 and December 31, 2022 include certain amounts over the Federal Deposit Insurance Corporation limits.

Restricted Cash

Restricted cash totaled $22.6 million at September 30, 2023, of which $21.8 million is being held in various escrow accounts to be reinvested through the like-kind exchange structure into other income properties, and $0.8 million is being held in three interest and/or real estate tax reserve accounts related to the Company’s commercial loans and investments.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at September 30, 2023 and December 31, 2022, approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s

Credit Facility (hereinafter defined) as of September 30, 2023 and December 31, 2022, approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s fixed rate commercial loans and investments, the 2026 Term Loan (hereinafter defined), the 2027 Term Loan (hereinafter defined), the 2028 Term Loan (hereinafter defined), mortgage note, and convertible debt held as of September 30, 2023 and December 31, 2022 are measured at fair value based on current market rates for financial instruments with similar risks and maturities (see Note 8, “Fair Value of Financial Instruments”).

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

Accounts Receivable

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of accrued tenant reimbursable expenses and other tenant receivables. Receivables related to income property tenants totaled $3.6 million and $2.2 million as of September 30, 2023 and December 31, 2022, respectively.

Accounts receivable related to real estate operations, which are classified in other assets on the consolidated balance sheets, totaled $0.8 million as of September 30, 2023 and December 31, 2022. The accounts receivable as of September 30, 2023 and December 31, 2022 are primarily related to the reimbursement of certain infrastructure costs completed by the Company in conjunction with two land sale transactions that closed during the fourth quarter of 2015 as more fully described in Note 11, “Other Assets.”

The amount due from the buyer of the golf operations for the rounds surcharge the Company paid to the City of Daytona Beach, totaled $0.1 million and $0.2 million as of September 30, 2023 and December 31, 2022, respectively.

The collectability of the aforementioned receivables shall be considered and adjusted through an allowance for doubtful accounts which is included in income property revenue on the consolidated statements of operations. As of September 30, 2023 and December 31, 2022, the Company’s allowance for doubtful accounts totaled $2.3 million and $1.8 million, respectively.

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

The components of leasing revenue are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Leasing Revenue
Lease Payments	$19,547	$13,556	$55,187	$38,760
Variable Lease Payments	5,636	4,138	15,186	10,469
Total Leasing Revenue	$25,183	$17,694	$70,373	$49,229

Minimum future base rental receipts under non-cancelable operating leases, excluding percentage rent and other lease payments that are not fixed and determinable, having remaining terms in excess of one year subsequent to September 30, 2023, are summarized as follows (in thousands):

Year Ending December 31,	Amounts
Remainder of 2023	$20,578
2024	75,476
2025	70,529
2026	60,705
2027	49,104
2028	35,430
2029 and Thereafter (Cumulative)	58,431
Total	$370,253

2023 Acquisitions. During the nine months ended September 30, 2023, the Company acquired four buildings within an existing multi-tenant income property, one multi-tenant income property, and one vacant land parcel adjacent to an existing multi-tenant property for an aggregate purchase price of $80.0 million, or a total acquisition cost of $80.3 million, as follows:

●	Four properties, totaling 24,100 square feet, within the 28,100 square foot retail portion of Phase II of The Exchange at Gwinnett located in Buford, Georgia (the “Gwinnett Property”), for an aggregate purchase price of $14.6 million, or a total acquisition cost of $14.7 million including capitalized acquisition costs. The four properties are leased to six different tenants with a weighted average remaining lease term of 9.9 years at acquisition. The Company is under contract to acquire the remaining 4,000 square-foot property that makes up the remaining retail portion of Phase II of The Exchange at Gwinnett for a purchase price of $2.3 million. The Company previously purchased the Sprouts-anchored Phase I portion of The Exchange at Gwinnett in December 2021.
●	The Plaza at Rockwall, a multi-tenant income property located in Rockwall, Texas for a purchase price of $61.2 million, or a total acquisition cost of $61.3 million including capitalized acquisition costs. The Plaza at Rockwall comprises 446,500 square feet, was 95% occupied at acquisition, and had a weighted average remaining lease term of 4.2 years at acquisition.
●	A vacant land parcel adjacent to the previously acquired Collection at Forsyth property, located in the Forsyth County submarket of Atlanta, Georgia, for a purchase price of $4.3 million.

Of the aggregate $80.3 million total acquisition cost, $21.2 million was allocated to land, $53.6 million was allocated to buildings and improvements, and $8.7 million was allocated to intangible assets pertaining to the in-place lease value, leasing costs, and above market lease value and $3.2 million was allocated to intangible liabilities for the below market lease value. The amortization period for the intangible assets and liabilities was 5.6 years at acquisition.

2023 Dispositions. During the nine months ended September 30, 2023, the Company sold three income properties for an aggregate sales price of $22.9 million and aggregate gains on sales of $3.3 million. The sales consisted of (i) an outparcel of the multi-tenant property known as Eastern Commons, located in Henderson, Nevada, for $2.1 million, resulting in a gain of $0.8 million, (ii) an outparcel of the multi-tenant property known as Crossroads Towne Center, located in Chandler, Arizona, for $2.3 million, resulting in a gain of $1.2 million, and (iii) a single tenant office property located in Reston, Virginia leased to General Dynamics for $18.5 million, resulting in a gain of $1.3 million.

On October 12, 2023, as described in Note 24, “Subsequent Events,” the Company sold the Westcliff Shopping Center located in Fort Worth, Texas (the “Westcliff Property”), which was classified as held for sale as of September 30, 2023, for a sales price of $14.8 million. An impairment charge of $0.9 million was recognized on the Westcliff Property during the three months ended September 30, 2023, as described in Note 10, “Provision for Impairment.”

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

2023 Activity. On February 21, 2023, the borrower of the 4311 Maple Avenue mortgage note repaid the principal balance of $0.4 million, leaving no remaining balance outstanding as of September 30, 2023.

On March 1, 2023, the Company originated a $15.0 million first mortgage loan secured by the Founders Square property located in Dallas, Texas. The loan is interest-only with a term of three years with a fixed interest rate of 8.75%. The Company received an origination fee of 1.0% or $0.15 million.

During the nine months ended September 30, 2023, the Company funded $2.2 million to the borrower and received $0.6 million in principal repayments under the construction loan originated in January 2022 and secured by the property and improvements to be constructed thereon for the second phase of The Exchange at Gwinnett project located in Buford, Georgia. As of September 30, 2023, there is no remaining commitment to the borrower.

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

The Company’s commercial loans and investments were comprised of the following at September 30, 2023 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Construction Loan – The Exchange At Gwinnett – Buford, GA	January 2022	January 2024	$8,700	$1,857	$1,848	7.25%
Preferred Investment – Watters Creek – Allen, TX	April 2022	April 2025	30,000	30,000	29,924	8.75%
Mortgage Note – Founders Square – Dallas, TX	March 2023	March 2026	15,000	15,000	14,879	8.75%
Promissory Note – Main Street – Daytona Beach, FL	June 2023	May 2033	400	400	400	7.00%
			$54,100	$47,257	$47,051
CECL Reserve					(479)
Total Commercial Loans and Investments					$46,572

With respect to the $1.5 million improvement loan at Ashford Lane originated in May 2022, during the nine months ended September 30, 2023, the Company took possession of the improvements that were funded by such loan pursuant to the applicable security agreement and, accordingly, the carrying value of the investment was reclassified as building and improvements.

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

The carrying value of the commercial loans and investments portfolio at September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Current Face Amount	$47,257	$32,073
Unaccreted Origination Fees	(206)	(161)
CECL Reserve	(479)	(4)
Total Commercial Loans and Investments	$46,572	$31,908

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

During the three and nine months ended September 30, 2023, the Company earned management fee revenue from PINE totaling $1.1 million and $3.3 million, respectively. Dividend income for three and nine months ended September 30, 2023 totaled $0.6 million and $1.9 million, respectively. During the three and nine months ended September 30, 2022, the Company earned management fee revenue from PINE totaling $0.9 million and $2.8 million, respectively. Dividend income for the three and nine months ended September 30, 2022, totaled $0.6 million and $1.7 million, respectively. Management fee revenue from PINE, included in management services, and dividend income, included in investment and other loss, are reflected in the accompanying consolidated statements of operations.

The following table represents amounts due from (to) PINE as of September 30, 2023 and December 31, 2022 which are included in other assets on the consolidated balance sheets (in thousands):

	As of
Description	September 30, 2023	December 31, 2022
Management Services Fee due From PINE	$1,095	$993
Dividend Receivable	337	337
Other	133	(30)
Total	$1,565	$1,300

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

On February 16, 2023, the Board cancelled the Prior PINE Share Purchase Authorization and authorized the purchase by the Company of up to $2.1 million in shares of common stock of PINE (the “2023 PINE Share Purchase Authorization”). Pursuant to the 2023 PINE Share Purchase Authorization, during the nine months ended September 30, 2023, the Company purchased 129,271 shares of PINE common stock on the open market for a total of $2.1 million, or an average price of $16.21 per share. No purchases of PINE common stock were made during the three months ended September 30, 2023.

As of September 30, 2023, CTO owns, in the aggregate, 1,223,854 OP Units and 1,108,814 shares of PINE common stock, representing an investment totaling $38.2 million, or 15.1% of PINE’s outstanding equity.

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

NOTE 6. REAL ESTATE OPERATIONS

Real Estate Operations

Land and development costs at September 30, 2023 and December 31, 2022 were as follows (in thousands):

	As of
	September 30, 2023	December 31, 2022
Land and Development Costs	$358	$358
Subsurface Interests	340	327
Total Land and Development Costs	$698	$685

Subsurface Interests. As of September 30, 2023, the Company owns 352,000 acres of Subsurface Interests. The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. The Company’s subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage, which revenues are included within real estate operations in the consolidated statements of operations. During the three and nine months ended September 30, 2023, the Company sold subsurface oil, gas, and mineral rights of 465 acres for a sales price of $0.6 million and 3,481 acres for a sales price of $1.0 million, respectively. During the three and nine months ended September 30, 2022, the Company sold subsurface oil, gas, and mineral rights of 1,500 acres for a sales price of $0.7 million and 14,582 acres for a sales price of $1.6 million, respectively.

The Company is not prohibited from selling any or all of its Subsurface Interests. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee typically based on a percentage of the surface value. Should the Company complete a transaction to sell all or a portion of its Subsurface Interests or complete a release transaction, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments including income-producing properties. Cash payments for the release of surface entry rights totaled $0.5 million and $0.2 million in the nine months ended September 30, 2023 and 2022, respectively.

Mitigation Credits. The Company owns an inventory of mitigation credits with a cost basis of $1.9 million as of September 30, 2023. As of December 31, 2022, the Company owned mitigation credits and mitigation credit rights with an aggregate cost basis of $2.6 million. During the nine months ended September 30, 2023, the remaining mitigation credit rights were released and transferred to mitigation credits as they became available for sale. On December 29, 2022, the Company completed the sale of the entity that owned the mitigation bank previously owned by the Company. A balance of mitigation credits and mitigation credit rights were retained by the Company as part of the sale agreement.

Revenues and the cost of sales of mitigation credit sales are reported as revenues from, and direct costs of, real estate operations, respectively, in the consolidated statements of operations. During the nine months ended September 30, 2023, 9.45 mitigation credits were sold for $1.1 million resulting in a gain of $0.3 million. During the nine months ended September 30, 2022, 26.62 credits were sold for an aggregate $2.6 million resulting in a gain of $0.8 million.

NOTE 7. INVESTMENT SECURITIES

As of September 30, 2023, the Company owns, in the aggregate and on a fully diluted basis, 2.33 million shares of PINE, or 15.1% of PINE’s total shares outstanding for an investment value of $38.2 million, which total includes 1.2 million OP Units, or 7.9%, which the Company received in exchange for the contribution of certain income properties to the PINE Operating Partnership, in addition to 1,108,814 shares of common stock owned by the Company, or 7.2%. The Company has elected the fair value option related to the aggregate investment in securities of PINE pursuant to ASC 825, otherwise such investments would have been accounted for under the equity method. For detailed financial information regarding PINE, please refer to its financial statements, which are publicly available on the website of the Securities and Exchange Commission at http://www.sec.gov under the ticker symbol “PINE.”

The Company calculates the unrealized gain or loss based on the closing stock price of PINE at each respective balance sheet date. The unrealized, non-cash gains and losses resulting from the changes in the closing stock price of PINE are included in investment and other loss in the accompanying consolidated statements of operations.

The Company’s available-for-sale securities as of September 30, 2023 and December 31, 2022 are summarized below (in thousands):

	Cost	Unrealized Gains in Investment Income	Unrealized Losses in Investment Income	Estimated Fair Value (Level 1 Inputs)
September 30, 2023
Common Stock	$20,482	$—	$(2,342)	$18,140
Operating Units	23,253	—	(3,231)	20,022
Total Equity Securities	43,735	—	(5,573)	38,162
Total Available-for-Sale Securities	$43,735	$—	$(5,573)	$38,162

December 31, 2022
Common Stock	$18,382	$308	$—	$18,690
Operating Units	23,253	98	—	23,351
Total Equity Securities	41,635	406	—	42,041
Total Available-for-Sale Securities	$41,635	$406	$—	$42,041

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$7,015	$7,015	$19,333	$19,333
Restricted Cash - Level 1	$22,618	$22,618	$1,861	$1,861
Commercial Loans and Investments - Level 2	$46,572	$47,809	$31,908	$32,960
Long-Term Debt - Level 2	$548,219	$517,666	$445,583	$426,421

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

The following table presents the fair value of assets measured on a recurring basis by level as of September 30, 2023 and December 31, 2022 (in thousands). See Note 16, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
Cash Flow Hedge - 2026 Term Loan Interest Rate Swaps	$5,699	$—	$5,699	$—
Cash Flow Hedge - 2027 Term Loan Interest Rate Swaps	$10,576	$—	$10,576	$—
Cash Flow Hedge - 2028 Term Loan Interest Rate Swaps	$2,715	$—	$2,715	$—
Cash Flow Hedge - Credit Facility Interest Rate Swaps	$5,160	$—	$5,160	$—
Investment Securities	$38,162	$38,162	$—	$—
December 31, 2022
Cash Flow Hedge - 2026 Term Loan Interest Rate Swaps	$6,047	$—	$6,047	$—
Cash Flow Hedge - 2027 Term Loan Interest Rate Swaps	$10,111	$—	$10,111	$—
Cash Flow Hedge - 2028 Term Loan Interest Rate Swaps	$(397)	$—	$(397)	$—
Investment Securities	$42,041	$42,041	$—	$—

The Westcliff Property, which was classified as held for sale as of September 30, 2023, was measured at its fair value during the three and nine months ended September 30, 2023, as further described in Note 10, “Provision for Impairment.” None of the Company’s assets other than the Westcliff Property were measured on a non-recurring basis as of September 30, 2023. None of the Company’s assets were measured on a non-recurring basis as of December 31, 2022.

NOTE 9. INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	As of
	September 30, 2023	December 31, 2022
Intangible Lease Assets:
Value of In-Place Leases	$94,496	$90,335
Value of Above Market In-Place Leases	31,756	32,008
Value of Intangible Leasing Costs	26,577	25,531
Sub-total Intangible Lease Assets	152,829	147,874
Accumulated Amortization	(46,978)	(31,890)
Sub-total Intangible Lease Assets—Net	105,851	115,984
Intangible Lease Liabilities (Included in Accrued and Other Liabilities):
Value of Below Market In-Place Leases	(15,071)	(12,307)
Sub-total Intangible Lease Liabilities	(15,071)	(12,307)
Accumulated Amortization	3,868	2,422
Sub-total Intangible Lease Liabilities—Net	(11,203)	(9,885)
Total Intangible Assets and Liabilities—Net	$94,648	$106,099

The following table reflects the net amortization of intangible assets and liabilities during the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Amortization Expense	$4,837	$3,076	$13,724	$8,605
Accretion to Income Properties Revenue	487	507	1,793	1,485
Net Amortization of Intangible Assets and Liabilities	$5,324	$3,583	$15,517	$10,090

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Amount	Future Accretion to Income Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
Remainder of 2023	$4,779	$509	$5,288
2024	19,115	2,036	21,151
2025	16,796	1,984	18,780
2026	15,053	2,140	17,193
2027	12,153	1,254	13,407
2028	7,473	1,231	8,704
2029 and Thereafter	8,668	1,457	10,125
Total	$84,037	$10,611	$94,648

As of September 30, 2023, the weighted average amortization period of total intangible assets and liabilities was 6.0 years and 7.0 years, respectively.

NOTE 10. PROVISION FOR IMPAIRMENT

In the aggregate, $1.4 million of impairment charges were recorded during the nine months ended September 30, 2023, with no such charges during the nine months ended September 30, 2022, as described below.

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

During the three and nine months ended September 30, 2023, the Company recorded a $0.9 million impairment charge on the sale of the Westcliff Property. The purchase and sale agreement for the Company’s sale of the Westcliff Property was executed on July 28, 2023. The impairment charge of $0.9 million represents the sales price, less the book value of the asset as of September 30, 2023, less costs to sell. The sale of the Westcliff Property closed on October 12, 2023.

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

During the nine months ended September 30, 2023, the Company recorded a $0.5 million impairment charge, which was recorded during the three months ended March 31, 2023, representing the provision for credit losses related to our commercial loans and investments. There were no such impairment charges during the nine months ended September 30, 2022.

NOTE 11. OTHER ASSETS

Other assets consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	As of
	September 30, 2023	December 31, 2022
Income Property Tenant Receivables, Net of Allowance for Doubtful Accounts (1)	$3,616	$2,206
Income Property Straight-line Rent Adjustment and COVID-19 Deferral Balance	6,294	6,214
Operating Leases - Right-of-Use Asset	451	63
Golf Rounds Surcharge	126	216
Cash Flow Hedge - Interest Rate Swap	24,150	16,158
Infrastructure Reimbursement Receivables	845	824
Prepaid Expenses, Deposits, and Other	8,525	5,421
Due from Alpine Income Property Trust, Inc.	1,565	1,300
Financing Costs, Net of Accumulated Amortization	1,751	2,051
Total Other Assets	$47,323	$34,453
(1)	Allowance for doubtful accounts was $2.3 million and $1.8 million as of September 30, 2023 and December 31, 2022, respectively.

Infrastructure Reimbursement Receivables. As of September 30, 2023 and December 31, 2022, the infrastructure reimbursement receivables were all related to the land sales within the Tomoka Town Center. The balance as of September 30, 2023 consisted of $0.7 million due from Tanger for infrastructure reimbursement to be repaid in four remaining annual installments of approximately $0.2 million each, net of a discount of $0.06 million, and $0.2 million due from Sam’s Club for infrastructure reimbursement to be repaid in two remaining annual installments of $0.1 million each, net of a discount of $0.01 million.

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

SHELF REGISTRATION

On April 1, 2021, the Company filed a shelf registration statement on Form S-3, relating to the registration and potential issuance of its common stock, preferred stock, debt securities, warrants, rights, and units with a maximum aggregate offering price of up to $350.0 million (the “2021 Registration Statement”). The Securities and Exchange Commission declared the 2021 Registration Statement effective on April 19, 2021.

On October 11, 2022, the Company filed a new shelf registration statement on Form S-3, relating to the registration and potential issuance of its common stock, preferred stock, debt securities, warrants, rights, and units with a maximum aggregate offering price of up to $500.0 million (the “2022 Registration Statement”). The Securities and Exchange Commission declared the 2022 Registration Statement effective on October 26, 2022. The 2021 Registration Statement was terminated concurrently with the effectiveness of the 2022 Registration Statement.

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

The Company was not active under the 2022 ATM Program during the nine months ended September 30, 2023.

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

See Note 14, “Share Repurchases” for the Company’s Series A Preferred Stock repurchase activity.

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

The following table outlines dividends declared and paid for each issuance of CTO’s stock during the three and nine months ended September 30, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Series A Preferred Stock
Dividends	$1,195	$1,195	$3,585	$3,586
Per Share	$0.40	$0.40	$1.20	$1.20

Common Stock
Dividends	$8,544	$7,095	$25,744	$20,292
Per Share	$0.38	$0.38	$1.14	$1.11

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

The following is a reconciliation of basic and diluted earnings per common share for each of the periods presented (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Basic and Diluted Earnings:
Net Income (Loss) Attributable to Common Stockholders, Used in Basic EPS	$1,491	$3,622	$(5,092)	$2,651
Add Back: Effect of Dilutive Interest Related to 2025 Notes (1)	—	539	—	—
Net Income (Loss) Attributable to Common Stockholders, Used in Diluted EPS	$1,491	$4,161	$(5,092)	$2,651

Basic and Diluted Shares:
Weighted Average Shares Outstanding, Basic	22,484,561	18,386,435	22,556,642	18,044,299
Common Shares Applicable to Dilutive Effect of 2025 Notes (2)	—	3,119,025	—	—
Weighted Average Shares Outstanding, Diluted	22,484,561	21,505,460	22,556,642	18,044,299

Per Share Information:
Net Income (Loss) Attributable to Common Stockholders
Basic	$0.07	$0.20	$(0.23)	$0.15
Diluted	$0.07	$0.19	$(0.23)	$0.15
(1)

As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in net income or loss that would result from the assumed conversion of the 2025 Convertible Senior Notes to derive FFO (as defined herein) effective January 1, 2022 due to the implementation of ASU 2020-06 which requires presentation on an if-converted basis. For the three and nine months ended September 30, 2023, a total of $0.5 million and $1.6 million of interest was not included, respectively, as the impact of the 2025 Notes, if-converted, would have been antidilutive to net income (loss) attributable to common stockholders for the respective periods. For the three months ended September 30 2022, a total of $0.5 million was included as the impact to earnings per share, if-converted, would have been dilutive to net income attributable to common stockholders for the period. For the nine months ended September 30, 2022, the impact of $1.6 million was not included as the impact to earnings per share, if-converted, would have been antidilutive to net income attributable to common stockholders for the period.

(2)

A total of 3.4 million and 3.3 million shares, representing the dilutive impact of the 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, were not included in the computation of diluted net income (loss) attributable to common stockholders for each of the three and nine month periods ended September 30, 2023, respectively, because they were antidilutive to net income (loss) attributable to common stockholders for the respective periods. A total of 3.1 million shares, representing the dilutive impact of the 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, were included in the computation of diluted net income per share attributable to common stockholders for the three months ended September 30, 2022, because they were dilutive to net income attributable to common stockholders for the period. A total of 3.1 million shares, representing the dilutive impact of the 2025 Notes, were not included in the computation of diluted net income per share attributable to common stockholders for the nine months ended September 30, 2022, because they were antidilutive to net income attributable to common stockholders for the period.

There were no potentially dilutive securities for the three months ended September 30, 2023 or 2022 related to the Company’s stock options and restricted stock. The effect of 36,307 and 68,269 potentially dilutive restricted stock units were not included for the nine months ended September 30, 2023 and 2022, respectively, as the effect would be antidilutive.

Effective January 1, 2022, the Company adopted ASU 2020-06 whereby diluted EPS includes the dilutive impact, if any, of the 2025 Notes (hereinafter defined) using the if-converted method, irrespective of intended cash settlement. The Company intends to settle its 3.875% Convertible Senior Notes due 2025 (the “2025 Notes”) in cash upon conversion with any excess conversion value to be settled in shares of our common stock. The Company elected, upon adoption, to utilize the modified retrospective approach, negating the required restatement of EPS for periods prior to adoption. The effect of 3.4 million and 3.3 million potentially dilutive shares issuable on the conversion of the 2025 Notes, if-converted, were not included for the three and nine months ended September 30, 2023, respectively, as the effect would be antidilutive. The effect of 3.1 million potentially dilutive 2025 Notes, if-converted, were not included for the nine months ended September 30, 2022, as the effect would be antidilutive.

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

On April 25, 2023, the Company’s Board of Directors approved a common stock repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase shares (the “April $5.0 Million Common Stock Repurchase Program”). Pursuant to the April $5.0 Million Common Stock Repurchase Program, the Company may repurchase shares of its common stock for a total purchase price of up to $5.0 million. Shares may be purchased under the April $5.0 Million Common Stock Repurchase Program in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The April $5.0 Million Common Stock Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended. During the three months ended June 30, 2023, the Company repurchased 3,931 shares of its common stock on the open market for a total cost of less than $0.1 million, or an average price per share of $15.73. There were no repurchases of common stock during the three months ended September 30, 2023.

SERIES A PREFERRED STOCK REPURCHASE PROGRAM

On February 16, 2023, the Company’s Board of Directors approved a Series A Preferred Stock repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase shares (the “Series A Preferred Stock Repurchase Program”). Pursuant to the Series A Preferred Stock Repurchase Program, the Company may repurchase shares of its Series A Preferred Stock for a total purchase price of up to $3.0 million. Shares may be purchased under the Series A Preferred Stock Repurchase Program in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. The Series A Preferred Stock Repurchase Program does not obligate the Company to acquire any particular amount of shares of its Series A Preferred Stock and may be modified or suspended. During the three months ended September 30, 2023, the Company repurchased 6,048 shares of Series A Preferred Stock on the open market for a total cost of $0.1 million, or an average price per share of $18.52. During the nine months ended September 30, 2023, the Company repurchased 6,794 shares of Series A Preferred Stock on the open market for a total cost of $0.1 million, or an average price per share of $18.55.

NOTE 15. LONG-TERM DEBT

As of September 30, 2023, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt	Maturity Date	Interest Rate
Credit Facility (1)	$216,000	January 2027	SOFR + 0.10% + [1.25% - 2.20%]
2026 Term Loan (2)	65,000	March 2026	SOFR + 0.10% + [1.25% - 2.20%]
2027 Term Loan (3)	100,000	January 2027	SOFR + 0.10% + [1.25% - 2.20%]
2028 Term Loan (4)	100,000	January 2028	SOFR + 0.10% + [1.20% - 2.15%]
3.875% Convertible Senior Notes due 2025	51,034	April 2025	3.875%
Mortgage Note Payable	17,800	August 2026	4.060%
Total Long-Term Face Value Debt	$549,834
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

At September 30, 2023, the current commitment level under the Credit Facility was $300.0 million. The undrawn commitment under the Credit Facility totaled $84.0 million. As of September 30, 2023, the Credit Facility had a $216.0 million balance outstanding.

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

Convertible Debt. The Company had an initial aggregate principal amount of $75.0 million of 3.875% Convertible Notes  (the “2025 Notes”). During the year ended December 31, 2020, the Company repurchased $12.5 million aggregate principal amount of 2025 Notes at a $2.6 million discount, resulting in a gain on extinguishment of debt of $1.1 million. During the year ended December 31, 2021, the Company repurchased $11.4 million aggregate principal amount of 2025 Notes at a $1.6 million premium, resulting in a loss on extinguishment of debt of $2.9 million. Following these repurchases, $51.0 million aggregate principal amount of the 2025 Notes remains outstanding at September 30, 2023.

On February 16, 2023, the Company’s Board of Directors approved a 2025 Notes repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase 2025 Notes (the “2025 Notes Repurchase Program”). Pursuant to the 2025 Notes Repurchase Program, the Company may repurchase, in one or more transactions, 2025 Notes in the aggregate principal amount of not more than $4.74 million. The 2025 Notes Repurchase Program does not obligate the Company to acquire any particular amount of 2025 Notes and may be modified or suspended. The Company was not active under the 2025 Notes Repurchase Program during the nine months ended September 30, 2023.

The 2025 Notes represent senior unsecured obligations of the Company and pay interest semi-annually in arrears on each April 15th and October 15th, commencing on April 15, 2020, at a rate of 3.875% per annum. The 2025 Notes mature on April 15, 2025 and may not be redeemed by the Company prior to the maturity date. The conversion rate for the 2025 Notes was initially 12.7910 shares of the Company’s common stock per $1,000 of principal of the 2025 Notes (equivalent to an initial conversion price of $78.18 per share of the Company’s common stock). The initial conversion price of the 2025 Notes represented a premium of 20% to the $65.15 closing sale price of the Company’s common stock on the NYSE American on January 29, 2020. If the Company’s Board increases the quarterly dividend above the $0.13 per share in place at issuance, the conversion rate is adjusted with each such increase in the quarterly dividend amount. After the third quarter 2023 dividend, the conversion rate is equal to 66.0051 shares of common stock for each $1,000 principal amount of 2025 Notes, which represents an adjusted conversion price of $15.15 per share of common stock. At the maturity date, the 2025 Notes are convertible into cash, common stock or a combination thereof, subject to various conditions, at the Company’s option. Should certain corporate transactions or events occur prior to the stated maturity date, the Company will increase the conversion rate for a holder that elects to convert its 2025 Notes in connection with such corporate transaction or event.

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

As of September 30, 2023, the unamortized debt discount of our 2025 Notes was $0.2 million, which represents the cash component of the discount.

Long-term debt consisted of the following (in thousands):

	September 30, 2023		December 31, 2022
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$216,000	$—	$113,750	$—
2026 Term Loan	65,000	—	65,000	—
2027 Term Loan	100,000	—	100,000	—
2028 Term Loan	100,000	—	100,000	—
3.875% Convertible Senior Notes, net of Discount	50,789	—	50,670	—
Mortgage Note Payable	17,800	—	17,800	—
Financing Costs, net of Accumulated Amortization	(1,370)	—	(1,637)	—
Total Long-Term Debt	$548,219	$—	$445,583	$—

Payments applicable to reduction of principal amounts as of September 30, 2023 will be required as follows (in thousands):

As of September 30, 2023	Amount
Remainder of 2023	$—
2024	—
2025	51,034
2026	82,800
2027	316,000
2028	100,000
2029 and Thereafter	—
Total Long-Term Debt - Face Value	$549,834

The carrying value of long-term debt as of September 30, 2023 consisted of the following (in thousands):

Total
Current Face Amount	$549,834
Unamortized Discount on Convertible Debt	(245)
Financing Costs, net of Accumulated Amortization	(1,370)
Total Long-Term Debt	$548,219

In addition to the $1.4 million of financing costs, net of accumulated amortization included in the table above, as of September 30, 2023, the Company also had financing costs, net of accumulated amortization related to the Credit Facility of $1.8 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the Company’s accompanying consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest Expense	$6,036	$2,819	$15,318	$6,552
Amortization of Deferred Financing Costs	242	178	724	515
Amortization of Discount on Convertible Notes	40	40	119	149
Total Interest Expense	$6,318	$3,037	$16,161	$7,216

Total Interest Paid	$5,589	$2,107	$15,178	$5,785

The Company was in compliance with all of its debt covenants as of September 30, 2023 and December 31, 2022.

NOTE 16. INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the three and nine months ended September 30, 2023 and 2022. Accordingly, the changes in fair value on the interest rate swaps have been classified in accumulated other comprehensive income. The fair value of the interest rate swap agreements are included in other assets and accrued and other liabilities, respectively, on the consolidated balance sheets. Information related to the Company’s interest rate swap agreements as of September 30, 2023 is presented below (in thousands):

Hedged Item (1)	Effective Date	Maturity Date	Rate	Amount	Fair Value as of September 30, 2023
2026 Term Loan	3/10/2021	3/29/2024	0.12% + 0.10% + applicable spread	$50,000	$1,308
2026 Term Loan	3/29/2024	3/10/2026	1.44% + 0.10% + applicable spread	$50,000	$2,808
2026 Term Loan	8/31/2021	3/10/2026	0.70% + 0.10% + applicable spread	$15,000	$1,390
2026 Term Loan (2)	3/10/2026	3/10/2031	3.80% + 0.10% + applicable spread	$40,000	$193
2027 Term Loan	11/5/2021	3/29/2024	0.64% + 0.10% + applicable spread	$100,000	$2,360
2027 Term Loan	3/29/2024	1/31/2027	1.35% + 0.10% + applicable spread	$100,000	$7,714
2027 Term Loan (2)	1/31/2027	1/30/2032	3.75% + 0.10% + applicable spread	$60,000	$502
2028 Term Loan	9/30/2022	1/31/2028	3.78% + 0.10% + applicable spread	$50,000	$1,131
2028 Term Loan	9/30/2022	1/31/2028	3.78% + 0.10% + applicable spread	$50,000	$1,117
2028 Term Loan (2)	1/31/2028	1/31/2033	3.81% + 0.10% + applicable spread	$60,000	$467
Credit Facility	1/31/2023	1/31/2030	3.27% + 0.10% + applicable spread	$50,000	$2,597
Credit Facility	1/31/2023	1/31/2030	3.26% + 0.10% + applicable spread	$33,000	$1,750
Credit Facility	1/31/2023	1/31/2030	3.36% + 0.10% + applicable spread	$17,000	$813
(1)	On September 30, 2022, the Company converted its existing interest rate swaps from 1-month LIBOR to SOFR.
(2)

During the three months ended September 30, 2023, the Company entered into forward swaps to further fix interest rates through periods that the Company reasonably expects to extend its current term loans.

NOTE 17. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Accrued Property Taxes	$6,211	$716
Reserve for Tenant Improvements	2,331	6,186
Tenant Security Deposits	2,885	2,719
Accrued Construction Costs	—	903
Accrued Interest	1,183	872
Environmental Reserve	61	67
Cash Flow Hedge - Interest Rate Swaps	—	397
Operating Leases - Liability	448	64
Other	5,541	6,104
Total Accrued and Other Liabilities	$18,660	$18,028

Reserve for Tenant Improvements. In connection with recent acquisitions, the Company received an aggregate of $8.0 million from the sellers of certain properties for tenant improvement allowances, leasing commissions and other capital improvements. These amounts are included in accrued and other liabilities on the consolidated balance sheets.  Through September 30, 2023, payments totaling $3.4 million were made and a $2.3 million contingent obligation to fund certain tenant improvements was extinguished, leaving a remaining reserve for tenant improvements of $2.3 million.

NOTE 18. DEFERRED REVENUE

Deferred revenue consisted of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Prepaid Rent	$4,882	$3,951
Interest Reserve from Commercial Loans and Investments	790	1,262
Tenant Contributions	579	522
Total Deferred Revenue	$6,251	$5,735

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

NOTE 19. STOCK-BASED COMPENSATION

SUMMARY OF STOCK-BASED COMPENSATION

A summary of share activity for all equity classified stock compensation during the nine months ended September 30, 2023 is presented below.

Type of Award	Shares Outstanding at 1/1/2023	Granted Shares	Vested / Exercised Shares	Expired Shares	Forfeited Shares	Shares Outstanding at 9/30/2023
Equity Classified - Performance Share Awards - Peer Group Market Condition Vesting	230,247	88,754	(72,141)	—	(9,485)	237,375
Equity Classified - Three Year Vest Restricted Shares	212,079	96,453	(74,229)	—	(17,879)	216,424
Total Shares	442,326	185,207	(146,370)	—	(27,364)	453,799

Amounts recognized in the financial statements for stock-based compensation are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Total Cost of Share-Based Plans Charged Against Income	$868	$812	$2,802	$2,423

EQUITY-CLASSIFIED STOCK COMPENSATION

Performance Share Awards – Peer Group Market Condition Vesting

Performance shares have been granted to certain employees under the 2010 Plan. The performance share awards entitle the recipient to receive, upon the vesting thereof, shares of common stock of the Company equal to between 0% and 150% of the number of performance shares awarded. The number of shares of common stock ultimately received by the award recipient is determined based on the Company’s total stockholder return as compared to the total stockholder return of a certain peer group during a three-year performance period. The Company granted a total of 88,754 performance shares during the nine months ended September 30, 2023.

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

As of September 30, 2023, there was $1.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the non-vested performance share awards, which will be recognized over a remaining weighted average period of 1.8 years.

A summary of the activity for these awards during the nine months ended September 30, 2023 is presented below:

Performance Shares With Market Conditions	Shares	Wtd. Avg. Fair Value Per Share
Non-Vested at January 1, 2023	230,247	$16.85
Granted	88,754	$18.10
Vested	(72,141)	$14.17
Expired	—	—
Forfeited	(9,485)	$18.10
Non-Vested at September 30, 2023	237,375	$18.08

Restricted Shares

Restricted shares have been granted to certain employees under the 2010 Plan. Certain of the restricted shares vest  on each of the first, second, and third anniversaries of January 28 of the applicable year provided the grantee is an employee of the Company on those dates. Certain other restricted share awards, granted on July 1, 2022, vest entirely on the third anniversary of the grant date, or July 1, 2025, provided the grantee is an employee of the Company on that date. In addition, any unvested portion of the restricted shares will vest upon a change in control. The Company granted a total of 96,453 shares of restricted Company common stock during the nine months ended September 30, 2023.

The Company’s determination of the fair value of the restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date. Compensation cost is recognized on a straight-line basis over the applicable vesting period.

As of September 30, 2023, there was $2.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the non-vested restricted share awards, which will be recognized over a remaining weighted average period of 1.9 years.

A summary of the activity for these awards during the nine months ended September 30, 2023 is presented below:

Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value Per Share
Non-Vested at January 1, 2023	212,079	$17.97
Granted	96,453	$19.12
Vested	(74,229)	$16.00
Expired	—	—
Forfeited	(17,879)	$19.12
Non-Vested at September 30, 2023	216,424	$19.07

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

Each non-employee director serving as of the beginning of each calendar year shall receive an annual award of the Company’s common stock. The value of such award totaled $35,000 for the nine months ended September 30, 2023 and 2022 (the “Annual Award”). The number of shares awarded is calculated based on the trailing 20-day average price of the Company’s common stock as of the date two business days prior to the date of the award, rounded down to the nearest whole number of shares. Non-employee directors do not receive meeting fees, but will receive additional retainers for service on Board committees, as set forth in the Company’s Non-Employee Director Compensation Policy available on the Company’s website (www.ctoreit.com).

During the nine months ended September 30, 2023 and 2022, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.4 million, or 21,247 shares, and $0.4 million, or 21,400 shares, respectively. The expense recognized includes the Annual Award received during the first quarter of each respective year, which totaled $0.2 million during each of the nine months ended September 30, 2023 and 2022.

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

Contractual Commitments – Expenditures

The Company has committed to fund the following capital improvements. The improvements, which are related to several properties, are estimated to be generally completed within twelve months. These commitments, as of September 30, 2023, are as follows (in thousands):

As of September 30, 2023
Total Commitment (1)	$13,150
Less Amount Funded	(2,215)
Remaining Commitment	$10,935

(1)     Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

NOTE 22. BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, management services, commercial loans and investments, and real estate operations. Our income property operations consist of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 89% and 91% of our identifiable assets as of September 30, 2023 and December 31, 2022, and 88.8% and 82.3% of our consolidated revenues for the nine months ended September 30, 2023 and 2022, respectively. The management services segment consists of the revenue generated from managing PINE. As of September 30, 2023, our commercial loans and investments portfolio consisted of three commercial loan investments and one preferred equity investment which is classified as a commercial loan investment. Our real estate operations consist of revenues generated from the sale of and royalty income related to our interests in subsurface oil, gas, and mineral rights, and the sale of mitigation credits.

The Company evaluates segment performance based on operating income. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in different segments for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues:
Income Properties	$25,183	$17,694	$70,373	$49,229
Management Fee Income	1,094	951	3,294	2,835
Interest Income From Commercial Loans and Investments	1,114	1,323	2,965	3,331
Real Estate Operations	1,079	3,149	2,602	4,395
Total Revenues	$28,470	$23,117	$79,234	$59,790
Operating Income:
Income Properties	$18,123	$12,579	$49,490	$35,286
Management Fee Income	1,094	951	3,294	2,835
Interest Income From Commercial Loans and Investments	1,114	1,323	2,965	3,331
Real Estate Operations	927	1,488	1,726	2,455
General and Corporate Expense	(15,108)	(10,558)	(43,307)	(29,373)
Provision for Impairment	(929)	—	(1,408)	—
Gain on Disposition of Assets	2,464	4,973	3,565	4,728
Total Operating Income	$7,685	$10,756	$16,325	$19,262
Depreciation and Amortization:
Income Properties	$11,651	$7,283	$32,769	$20,359
Corporate and Other	18	22	45	42
Total Depreciation and Amortization	$11,669	$7,305	$32,814	$20,401
Capital Expenditures:
Income Properties	$11,010	$83,240	$100,333	$130,674
Commercial Loans and Investments	50	3,254	17,477	50,130
Corporate and Other	4	160	255	195
Total Capital Expenditures	$11,064	$86,654	$118,065	$180,999

Identifiable assets of each segment as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

	As of
	September 30, 2023	December 31, 2022
Identifiable Assets:
Income Properties	$950,157	$902,427
Management Services	1,565	1,370
Commercial Loans and Investments	46,828	32,269
Real Estate Operations	3,367	4,041
Corporate and Other	64,456	46,438
Total Assets	$1,066,373	$986,545

Operating income represents income from operations before interest expense, investment income, and income taxes. General and corporate expenses are an aggregate of general and administrative expenses and depreciation and amortization expense. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Real Estate Operations primarily includes the identifiable assets of the Company’s Subsurface Interests and mitigation credits. Corporate and other assets consist primarily of cash and restricted cash, property, plant, and equipment related to the other operations, as well as the general and corporate operations. The management services and real estate operations segments had no capital expenditures during the nine months ended September 30, 2023 or 2022.

NOTE 23. ASSETS HELD FOR SALE

Assets held for sale as of September 30, 2023 are summarized below (in thousands) and are solely comprised of the Westcliff Property. There were no assets held for sale as of December 31, 2022.

As of September 30, 2023
Plant, Property, and Equipment—Net	$15,854
Other Assets	399
Accrued and Other Liabilities	(795)
Intangible Lease Liabilities—Net	(25)
Provision for Impairment	(929)
Total Assets Held for Sale	$14,504

NOTE 24. SUBSEQUENT EVENTS

Subsequent events and transactions were evaluated through October 26, 2023, the date the consolidated financial statements were issued.

On October 12, 2023, the Company sold the Westcliff Property, located in Fort Worth, Texas, for a sales price of $14.8 million, generating a loss on sale of $0.9 million which was recognized as an impairment charge during the three months ended September 30, 2023.

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

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Also, when the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Management believes the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions. However, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update or revise such forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.  The risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements, include, but are not limited to, the following:

●	we are subject to risks related to the ownership of commercial real estate that could affect the performance and value of our properties;
●	our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could materially and adversely affect us;
●	competition that traditional retail tenants face from e-commerce retail sales, or the integration of brick and mortar stores with e-commerce retail operators, could adversely affect our business;
●	we operate in a highly competitive market for the acquisition of income properties and more established entities or other investors may be able to compete more effectively for acquisition opportunities than we can;
●	we may be unable to successfully execute on asset acquisitions or dispositions;
●	the loss of revenues from our income property portfolio or certain tenants would adversely impact our results of operations and cash flows;
●	our revenues include receipt of management fees and potentially incentive fees derived from our provision of management services to Alpine Income Property Trust, Inc. (“PINE”) and the loss or failure, or decline in the business or assets, of PINE could substantially reduce our revenues;
●	there are various potential conflicts of interest in our relationship with PINE, including our executive officers and/or directors who are also officers and/or directors of PINE, which could result in decisions that are not in the best interest of our stockholders;
●	a prolonged downturn in economic conditions could adversely impact our business, particularly with regard to our ability to maintain revenues from our income-producing assets;
●	a part of our investment strategy is focused on investing in commercial loans and investments which may involve credit risk;
●	we may suffer losses when a borrower defaults on a loan and the value of the underlying collateral is less than the amount due;
●	the Company’s real estate investments are generally illiquid;
●	if we are not successful in utilizing the like-kind exchange structure in deploying the proceeds from dispositions of income properties, or our like-kind exchange transactions are disqualified, we could incur significant taxes and our results of operations and cash flows could be adversely impacted;
●	the Company may be unable to obtain debt or equity capital on favorable terms, if at all, or additional borrowings may impact our liquidity or ability to monetize any assets securing such borrowings;
●	servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to service or pay our debt;
●	our operations and properties could be adversely affected in the event of natural disasters, pandemics, or other significant disruptions;
●	we may encounter environmental problems which require remediation or the incurrence of significant costs to resolve, which could adversely impact our financial condition, results of operations, and cash flows;

●	failure to remain qualified as real estate investment trust (“REIT”) for U.S. federal income tax purposes would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distribution to stockholders;
●	the risk that the REIT requirements could limit our financial flexibility;
●	our limited experience operating as a REIT;
●	our ability to pay dividends consistent with the REIT requirements, and expectations as to timing and amounts of such dividends;
●	the ability of our board of directors (the “Board”) to revoke our REIT status without stockholder approval;
●	our exposure to changes in U.S. federal and state income tax laws, including changes to the REIT requirements;
●	general business and economic conditions, including unstable macroeconomic conditions due to, among other things, political unrest and economic uncertainty due to terrorism or war, inflation, rising interest rates and distress in the banking sector; and
●	an epidemic or pandemic (such as the COVID-19 pandemic), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, may precipitate or materially exacerbate one or more of the above-mentioned and/or other risks and may significantly disrupt or prevent us from operating our business in the ordinary course for an extended period.

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

We own and manage, sometimes utilizing third-party property management companies, 23 commercial real estate properties in 9 states in the United States. As of September 30, 2023, we owned 7 single-tenant and 16 multi-tenant income-producing properties comprising 4.1 million square feet of gross leasable space.

In addition to our income property portfolio, as of September 30, 2023, our business included the following:

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

Our business also includes our investment in PINE. As of September 30, 2023, the fair value of our investment totaled $38.2 million, or 15.1% of PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

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

We believe investment in income-producing assets provides attractive opportunities for generally stable cash flows and increased returns over the long run through potential capital appreciation. Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. During the nine months ended September 30, 2023, the Company sold three income properties for an aggregate sales price of $22.9 million and aggregate gains on sales of $3.3 million. The sales consisted of (i) an outparcel of the multi-tenant property known as Eastern Commons, located in Henderson, Nevada, for $2.1 million, resulting in a gain of $0.8 million, (ii) an outparcel of the multi-tenant property known as Crossroads Towne Center, located in Chandler, Arizona, for $2.3 million, resulting in a gain of $1.2 million, and (iii) a single tenant office property located in Reston, Virginia leased to General Dynamics for $18.5 million, resulting in a gain of $1.3 million. As a result of entering into the Exclusivity and Right of First Offer Agreement with PINE (the “ROFO Agreement”) which generally prevents us from investing in single-tenant net lease income properties, our income property investment strategy is focused on multi-tenant, primarily retail-oriented, properties. We may pursue this strategy by monetizing certain of our single-tenant properties, and should we do so, we would seek to utilize the 1031 like-kind exchange structure to preserve the tax-deferred gain on the original transaction(s) that pertains to the replacement asset.

Our current portfolio of 16 multi-tenant properties generates $71.8 million of revenue from annualized straight-line base lease payments and had a weighted average remaining lease term of 4.3 years as of September 30, 2023. Our current portfolio of 7 single-tenant income properties generates $7.7 million of revenues from annualized straight-line base lease payments and had a weighted average remaining lease term of 5.3 years as of September 30, 2023.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Revenue

Total revenue for the three months ended September 30, 2023 is presented in the following summary and indicates the changes as compared to the three months ended September 30, 2022 (in thousands):

	Three Months Ended
Operating Segment	September 30, 2023	September 30, 2022	$ Variance	% Variance
Income Properties	$25,183	$17,694	$7,489	42.3%
Management Services	1,094	951	143	15.0%
Commercial Loans and Investments	1,114	1,323	(209)	(15.8)%
Real Estate Operations	1,079	3,149	(2,070)	(65.7)%
Total Revenue	$28,470	$23,117	$5,353	23.2%

Total revenue for the three months ended September 30, 2023 increased to $28.5 million, compared to $23.1 million during the three months ended September 30, 2022. The $5.4 million increase in total revenue is primarily attributable to $7.5 million of increased income produced by the Company’s recent income property acquisitions versus that of properties disposed of by the Company during the comparative period, partially offset by a $2.1 million decrease in revenue from real estate operations.

Income Properties

Revenue and operating income from our income property operations totaled $25.2 million and $18.1 million, respectively, during the three months ended September 30, 2023, compared to total revenue and operating income of $17.7 million and $12.6 million, respectively, for the three months ended September 30, 2022. The direct costs of revenues for our income property operations totaled $7.1 million and $5.1 million for the three months ended September 30, 2023 and 2022, respectively. The increase in revenues of $7.5 million, or 42.3%, during the three months ended September 30, 2023 is primarily related to the overall growth of the Company’s income property portfolio, as well as the timing of acquisitions versus dispositions. The increase in operating income of $5.5 million from our income property operations reflects increased rent revenues, offset by an increase of $2.0 million in our direct costs of revenues which is also related to the overall growth of the Company’s income property portfolio.

Management Services

Revenue from our management services from PINE totaled $1.1 million and $1.0 million during the three months ended September 30, 2023 and 2022, respectively, due to the increase in PINE’s total equity.

Commercial Loans and Investments

Interest income from our commercial loans and investments totaled $1.1 million and $1.3 million during the three months ended September 30, 2023 and 2022, respectively. The decrease is primarily due to decreased income as a result of the timing of investments made and principal repayments during the previous fiscal year ended December 31, 2022, and during the nine months ended September 30, 2023.

Real Estate Operations

During the three months ended September 30, 2023 and 2022, operating income from real estate operations was $0.9 million and $1.5 million on revenues totaling $1.1 million and $3.1 million, respectively. During the three months ended September 30, 2022, there was $2.2 million more mitigation credit sales as compared to the same period in 2023, which led to $1.5 million more in the cost of sales on mitigation credit sales during the three months ended September 30, 2022, as compared to the same period in 2023.

General and Administrative Expenses

Total general and administrative expenses for the three months ended September 30, 2023 is presented in the following summary and indicates the changes as compared to the three months ended September 30, 2022 (in thousands):

	Three Months Ended
General and Administrative Expenses	September 30, 2023	September 30, 2022	$ Variance	% Variance
Recurring General and Administrative Expenses	$2,571	$2,441	$130	5.3%
Non-Cash Stock Compensation	868	812	56	6.9%
Total General and Administrative Expenses	$3,439	$3,253	$186	5.7%

The primary reason for the increase in total general and administrative expenses is the overall higher employee count as a result of the increased operating activity from the significant increase in managed income property assets.

Depreciation and Amortization

Depreciation and amortization totaled $11.7 million and $7.3 million during the three months ended September 30, 2023 and 2022, respectively. The increase of $4.4 million is due to the overall growth in the Company’s income property portfolio.

Gain on Disposition of Assets and Provision for Impairment

2023 Dispositions. During the three months ended September 30, 2023, the Company sold two income properties, including (i) an outparcel of the multi-tenant property known as Crossroads Towne Center, located in Chandler, Arizona, for $2.3 million and (ii) a single tenant office property located in Reston, Virginia leased to General Dynamics for $18.5 million. The sale of these two properties reflect a total disposition volume of $20.9 million, resulting in aggregate gains of $2.5 million.

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

Provision for Impairment. During the three months ended September 30, 2023, the Company recorded a $0.9 million impairment charge on the sale of the Westcliff Property which represents the sales price, less the book value of the asset as of September 30, 2023, less costs to sell. There were no impairment charges on the Company’s income property portfolio or other assets during the three months ended September 30, 2022.

Investment and Other Income (Loss)

During the three months ended September 30, 2023, the closing stock price of PINE increased by $0.11 per share, with a closing price of $16.36 on September 30, 2023. During the three months ended September 30, 2022, the closing stock price of PINE decreased by $1.70 per share, with a closing price of $16.22 on September 30, 2022. The change in stock price resulted in an unrealized non-cash gain and unrealized non-cash loss on the Company’s investment in PINE in the amount of $0.3 million and $(3.7) million which is included in investment and other income (loss) in the consolidated statements of operations for the three months ended September 30, 2023 and 2022, respectively.

The Company earned dividend income from the investment in PINE of $0.6 million during each of the three months ended September 30, 2023 and 2022, respectively.

Interest Expense

Interest expense totaled $6.3 million and $3.0 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $3.3 million resulted primarily from (i) the higher balance outstanding on the Company’s Credit Facility as well as the increase in the variable interest rate under the Credit Facility during the three months ended September 30, 2023, prior to fixing the rate on $100.0 million of outstanding principal effective January 31, 2023, and (ii) the increase in debt related to the $100.0 million 2028 Term Loan.

Net Income Attributable to the Company

Net income attributable to the Company totaled $2.7 million and $4.8 million during the three months ended September 30, 2023 and 2022, respectively. The $2.1 million decrease in net income is attributable to the factors described above.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Revenue

Total revenue for the nine months ended September 30, 2023 is presented in the following summary and indicates the changes as compared to the nine months September 30, 2022 (in thousands):

	Nine Months Ended
Operating Segment	September 30, 2023	September 30, 2022	$ Variance	% Variance
Income Properties	$70,373	$49,229	$21,144	43.0%
Management Services	3,294	2,835	459	16.2%
Commercial Loans and Investments	2,965	3,331	(366)	(11.0)%
Real Estate Operations	2,602	4,395	(1,793)	(40.8)%
Total Revenue	$79,234	$59,790	$19,444	32.5%

Total revenue for the nine months ended September 30, 2023 increased to $79.2 million, compared to $59.8 million during the nine months ended September 30, 2022. The $19.4 million increase in total revenue is primarily attributable to increased income produced by the Company’s recent income property acquisitions versus that of properties disposed of by the Company during the comparative period, partially offset by a $1.8 million decrease in revenue from real estate operations.

Income Properties

Revenue and operating income from our income property operations totaled $70.4 million and $49.5 million, respectively, during the nine months ended September 30, 2023, compared to total revenue and operating income of $49.2 million and $35.3 million, respectively, for the nine months ended September 30, 2022. The direct costs of revenues for our income property operations totaled $20.9. million and $13.9 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in revenues of $21.1 million, or 43.0%, during the nine months ended September 30, 2023 is primarily related to the overall growth of the Company’s income property portfolio, as well as the timing of acquisitions versus dispositions. The increase in operating income of $14.2 million from our income property operations reflects increased rent revenues, offset by an increase of $7.0 million in our direct costs of revenues which is also related to the overall growth of the Company’s income property portfolio.

Management Services

Revenue from our management services from PINE totaled $3.3 million and $2.8 million during the nine months ended September 30, 2023 and 2022, respectively, due to the increase in PINE’s total equity.

Commercial Loans and Investments

Interest income from our commercial loans and investments totaled $3.0 million and $3.3 million during the nine months ended September 30, 2023 and 2022, respectively. The decrease is primarily due to decreased income as a result of the timing of investments made and principal repayments during the previous fiscal year ended December 31, 2022, and during the nine months ended September 30, 2023.

Real Estate Operations

During the nine months ended September 30, 2023 and 2022, operating income from real estate operations was $1.7 million and $2.5 million on revenues totaling $2.6 million and $4.4 million, respectively. During the nine months ended September 30, 2022, there was $1.5 million more mitigation credit sales as compared to the same period in 2023, which led to $1.0 million more in the cost of sales on mitigation credit sales during the nine months ended September 30, 2022, as compared to the same period in 2023. Additionally, Subsurface Interest sales and cash payments for the release of surface entry rights decreased by $0.3 million, in the aggregate, during the nine months ended September 30, 2023, as compared to the same period in 2022.

General and Administrative Expenses

Total general and administrative expenses for the nine months ended September 30, 2023 is presented in the following summary and indicates the changes as compared to the nine months ended September 30, 2022 (in thousands):

	Nine Months Ended
General and Administrative Expenses	September 30, 2023	September 30, 2022	$ Variance	% Variance
Recurring General and Administrative Expenses	$7,691	$6,549	$1,142	17.4%
Non-Cash Stock Compensation	2,802	2,423	379	15.6%
Total General and Administrative Expenses	$10,493	$8,972	$1,521	17.0%

The primary reason for the increase in total general and administrative expenses is the overall higher employee count as a result of the increased operating activity from the significant increase in managed income property assets.

Depreciation and Amortization

Depreciation and amortization totaled $32.8 million and $20.4 million during the nine months ended September 30, 2023 and 2022, respectively. The increase of $12.4 million is due to the overall growth in the Company’s income property portfolio.

Gain on Disposition of Assets and Provision for Impairment

2023 Dispositions. During the nine months ended September 30, 2023, the Company sold three income properties, including (i) an outparcel of the multi-tenant property known as Eastern Commons, located in Henderson, Nevada, for $2.1 million, (ii) an outparcel of the multi-tenant property known as Crossroads Towne Center, located in Chandler, Arizona, for $2.3 million, and (iii) a single tenant office property located in Reston, Virginia leased to General Dynamics for $18.5 million. The sale of these three properties reflect a total disposition volume of $22.9 million, resulting in aggregate gains of $3.3 million.

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

Provision for Impairment. In the aggregate, $1.4 million of impairment charges were recorded during the nine months ended September 30, 2023, with no such charges during the nine months ended September 30, 2022, as described below.

During the nine months ended September 30, 2023, the Company recorded a $0.9 million impairment charge on the sale of the Westcliff Property which represents the sales price, less the book value of the asset as of September 30, 2023, less costs to sell.

The Company recorded a $0.5 million impairment charge representing the provision for credit losses related to our commercial loans and investments, during the nine months ended September 30, 2023.

Investment and Other Income (Loss)

During the nine months ended September 30, 2023, the closing stock price of PINE decreased by $2.72 per share, with a closing price of $16.36 on September 30, 2023. During the nine months ended September 30, 2022, the closing stock price of PINE decreased by $3.82 per share, with a closing price of $16.22 on September 30, 2022. The change in stock price resulted in unrealized, non-cash losses on the Company’s investment in PINE of $(6.0) million and $(8.1) million which is included in investment and other income (loss) in the consolidated statements of operations for the nine months ended September 30, 2023 and 2022, respectively.

The Company earned dividend income from the investment in PINE of $1.9 million and $1.7 million during the nine months ended September 30, 2023 and 2022, respectively.

The Company derecognized a contingent obligation through a $2.3 million increase in investment and other income (loss) during the nine months ended September 30, 2023, pursuant to a lease amendment whereby the Company’s obligation to fund certain tenant improvements was eliminated. The liability was previously included in Accrued and Other Liabilities on the Company’s consolidated balance sheets.

Interest Expense

Interest expense totaled $16.1 million and $7.2 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $8.9 million resulted primarily from (i) the higher balance outstanding on the Company’s Credit Facility as well as the increase in the variable interest rate under the Credit Facility during the nine months ended September 30, 2023 prior to fixing the rate on $100.0 million of outstanding principal effective January 31, 2023, (ii) the increase in debt related to the $17.8 million mortgage loan assumed in connection with the acquisition of Price Plaza, and (iii) the increase in debt related to the $100.0 million 2028 Term Loan.

Net Income (Loss) Attributable to the Company

Net loss attributable to the Company totaled $1.5 million during the nine months ended September 30, 2023, as compared to $6.2 million of net income during the nine months ended September 30, 2022. The $7.7 million decrease in net income is attributable to the factors described above, and most notably the increases in non-cash depreciation and amortization, non-cash unrealized loss on the investment in PINE, and interest expense, which are partially offset by increases in the operating income generated by the income property portfolio operations as well as the $2.3 million extinguishment of a contingent obligation.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $7.0 million at September 30, 2023, while restricted cash totaled $22.6 million, see Note 2, “Summary of Significant Accounting Policies” under the heading Restricted Cash for the Company’s disclosure related to its restricted cash balance at September 30, 2023.

Our cash flows provided by operating activities totaled $40.0 million during the nine months ended September 30, 2023, as compared to $34.1 million during the nine months ended September 30, 2022, an increase of $5.9 million. The primary reason for the increase is from increased cash flows provided by income properties, which is the result of the overall growth of the Company’s income property portfolio, which is partially offset by an increase in cash paid for interest expense as the result of higher overall debt balances and rising variable interest rates on the un-hedged portion of debt.

Our cash flows used in investing activities totaled $98.3 million during the nine months ended September 30, 2023, as compared to $80.4 million during the nine months ended September 30, 2022, an increase in cash outflows of $17.9 million. The increase in cash used in investing activities is primarily the result of an increase in acquisition activity of income properties and commercial loan investments, net of principal repayments received on commercial loan investments and sales of income properties, for an increase in net cash used of $17.3 million during the nine months ended September 30, 2023 as compared to the same period in 2022.

Our cash flows provided by financing activities totaled $66.8 million for the nine months ended September 30, 2023, compared to $61.8 million for the nine months ended September 30, 2022, an increase in cash inflows of $5.0 million. The increase is primarily related to a $30.8 million increase in cash inflows provided by net debt activity offset by (i) an increase in cash outflows of $2.4 million related to repurchases of the Company’s common and preferred stock, (ii) a decrease in cash inflows of $20.7 million due to proceeds from the sale of shares of Company common stock during the nine months ended September 30, 2022 with no such activity during the nine months ended September 30, 2023, and (iii) an increase in cash outflows of $5.5 million related to the dividend paid on common stock as a result of the increased common stock outstanding as well as the increased dividend per share.

Long-Term Debt. At September 30, 2023, the current commitment level under the Credit Facility was $300.0 million. The undrawn commitment under the Credit Facility totaled $84.0 million. As of September 30, 2023, the Credit Facility had a $216.0 million balance outstanding. See Note 15, “Long-Term Debt” for the Company’s disclosure related to its long-term debt balance at September 30, 2023.

Acquisitions and Investments. During the nine months ended September 30, 2023, the Company acquired a vacant land parcel adjacent to the previously acquired Collection at Forsyth property, located in the Forsyth County submarket of Atlanta, Georgia, for a purchase price of $4.3 million. During the nine months ended September 30, 2023, the Company acquired the Plaza at Rockwall, a multi-tenant income property located in Rockwall, Texas for a purchase price of $61.2 million, or a total acquisition cost of $61.3 million including capitalized acquisition costs. The Plaza at Rockwall comprises 446,500 square feet, was 95% occupied at acquisition, and had a weighted average remaining lease term of 4.2 years at acquisition. Also, during the nine months ended September 30, 2023, the Company acquired four properties, totaling 24,100 square feet, within the 28,100 square foot retail portion of Phase II of The Exchange at Gwinnett located in Buford, Georgia (the “Gwinnett Property”), for an aggregate purchase price of $14.6 million, or a total acquisition cost of $14.7 million including capitalized acquisition costs. The four properties are leased to six different tenants with a weighted average remaining lease term of 9.9 years at acquisition. The Company is under contract to acquire the remaining 4,000 square-foot property that makes up the remaining retail portion of Phase II of The Exchange at Gwinnett for a purchase price of $2.3 million. The Company previously purchased the Sprouts-anchored Phase I portion of The Exchange at Gwinnett in December 2021. The Company also originated one structured investment, to provide $15.0 million of funding towards the acquisition of Founders Square in Dallas, Texas.

The Company’s guidance for 2023 investments in income-producing properties, including structured investments, ranges from $95.0 million to $100.0 million. We expect to fund future acquisitions utilizing cash on hand, cash from operations, proceeds from the dispositions of income properties through 1031 like-kind exchanges, and potentially the sale of all or a portion of our Subsurface Interests, and borrowings on our Credit Facility, if available. We expect dispositions of income properties and Subsurface Interests will qualify under the like-kind exchange deferred-tax structure, and additional financing sources.

Dispositions. During the nine months ended September 30, 2023, the Company sold three income properties for an aggregate sales price of $22.9 million and aggregate gains on sales of $3.3 million. The sales consisted of (i) an outparcel of the multi-tenant property known as Eastern Commons, located in Henderson, Nevada, for $2.1 million, resulting in a gain of $0.8 million, (ii) an outparcel of the multi-tenant property known as Crossroads Towne Center, located in Chandler, Arizona, for $2.3 million, resulting in a gain of $1.2 million, and (iii) a single tenant office property located in Reston, Virginia leased to General Dynamics for $18.5 million, resulting in a gain of $1.3 million.

ATM Program.  The Company was not active under the 2022 ATM Program during the nine months ended September 30, 2023.

Contractual Commitments – Expenditures. The Company has committed to fund the following capital improvements. The improvements, which are related to several properties, are estimated to be generally completed within twelve months. These commitments, as of September 30, 2023, are as follows (in thousands):

As of September 30, 2023
Total Commitment (1)	$13,150
Less Amount Funded	(2,215)
Remaining Commitment	$10,935

(1)     Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

Off-Balance Sheet Arrangements. None.

Other Matters. We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations, $137.7 million of availability remaining under the ATM Program, and $84.0 million undrawn commitment under the existing $300.0 million Credit Facility as of September 30, 2023.

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

Reconciliation of Non-U.S. GAAP Measures (in thousands, except share and dividend data):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net Income (Loss) Attributable to the Company	$2,686	$4,817	$(1,507)	$6,237
Add Back: Effect of Dilutive Interest Related to 2025 Notes (1)	—	539	—	—
Net Income (Loss) Attributable to the Company, If-Converted	$2,686	$5,356	$(1,507)	$6,237
Depreciation and Amortization of Real Estate	11,651	7,283	32,769	20,359
Loss (Gain) on Disposition of Assets, Net of Tax	(2,741)	(4,973)	(3,565)	(4,728)
Gain on Disposition of Other Assets	(926)	(1,509)	(1,739)	(2,473)
Provision for Impairment	929	—	1,408	—
Unrealized Loss (Gain) on Investment Securities	(429)	3,754	5,663	8,102
Extinguishment of Contingent Liability	—	—	(2,300)	—
Funds from Operations	$11,170	$9,911	$30,729	$27,497
Distributions to Preferred Stockholders	(1,195)	(1,195)	(3,585)	(3,586)
Funds From Operations Attributable to Common Stockholders	$9,975	$8,716	$27,144	$23,911
Amortization of Intangibles to Lease Income	487	507	1,793	1,485
Less: Effect of Dilutive Interest Related to 2025 Notes (1)	—	(539)	—	—
Core Funds From Operations Attributable to Common Stockholders	$10,462	$8,684	$28,937	$25,396
Adjustments:
Straight-Line Rent Adjustment	(790)	(600)	(919)	(1,645)
COVID-19 Rent Repayments	3	26	46	79
Other Depreciation and Amortization	24	(29)	(92)	(199)
Amortization of Loan Costs, Discount on Convertible Debt, and Capitalized Interest	199	64	636	510
Non-Cash Compensation	868	812	2,802	2,423
Adjusted Funds From Operations Attributable to Common Stockholders	$10,766	$8,957	$31,410	$26,564

Weighted Average Number of Common Shares:
Basic	22,484,561	18,386,435	22,556,642	18,044,299
Diluted (2)	22,484,561	21,505,460	22,556,642	18,044,299

Dividends Declared and Paid - Preferred Stock	$0.40	$0.40	$1.20	$1.20
Dividends Declared and Paid - Common Stock	$0.38	$0.38	$1.14	$1.11
(1)

As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in net income or loss that would result from the assumed conversion of the 2025 Convertible Senior Notes to derive FFO (as defined herein) effective January 1, 2022 due to the implementation of ASU 2020-06 which requires presentation on an if-converted basis. For the three and nine months ended September 30, 2023, a total of $0.5 million and $1.6 million of interest was not included, respectively, as the impact of the 2025 Notes, if-converted, would have been antidilutive to net income (loss) attributable to common stockholders for the respective periods. For the three months ended September 30 2022, a total of $0.5 million was included as the impact to earnings per share, if-converted, would have been dilutive to net income attributable to common stockholders for the period. For the nine months ended September 30, 2022, the impact of $1.6 million was not included as the impact to earnings per share, if-converted, would have been antidilutive to net income attributable to common stockholders for the period.

(2)

A total of 3.4 million and 3.3 million shares, representing the dilutive impact of the 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, were not included in the computation of diluted net income (loss) attributable to common stockholders for each of the three and nine month periods ended September 30, 2023, respectively, because they were antidilutive to net income (loss) attributable to common stockholders for the respective periods. A total of 3.1 million shares, representing the dilutive impact of the 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, were included in the computation of diluted net income per share attributable to common stockholders for the three months ended September 30, 2022, because they were dilutive to net income attributable to common stockholders for the period. A total of 3.1 million shares, representing the dilutive impact of the 2025 Notes, were not included in the computation of diluted net income per share attributable to common stockholders for the nine months ended September 30, 2022, because they were antidilutive to net income attributable to common stockholders for the period.

Other Data (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
FFO Attributable to Common Stockholders	$9,975	$8,716	$27,144	$23,911
FFO Attributable to Common Stockholders per Common Share - Diluted	$0.44	$0.41	$1.20	$1.33

Core FFO Attributable to Common Stockholders	$10,462	$8,684	$28,937	$25,396
Core FFO Attributable to Common Stockholders per Common Share - Diluted (1)	$0.47	$0.47	$1.28	$1.41

AFFO Attributable to Common Stockholders	$10,766	$8,957	$31,410	$26,564
AFFO Attributable to Common Stockholders per Common Share - Diluted (1)	$0.48	$0.49	$1.39	$1.47

(1)     A total of 3.3 million shares, representing the dilutive impact of the 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, were not included in the computation of diluted net income (loss) attributable to common stockholders for each of the three and nine month periods ended September 30, 2023, because they were antidilutive to net income (loss) attributable to common stockholders for the respective periods. A total of 3.1 million shares representing the dilutive impact of the 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, were included in the computation of diluted net income per share attributable to common stockholders for the three months ended September 30, 2022, because they were dilutive to net income attributable to common stockholders for the period. A total of 3.1 million shares representing the dilutive impact of the 2025 Notes, were not included in the computation of diluted net income per share attributable to common stockholders for the nine months ended September 30, 2022 because they were antidilutive to net income attributable to common stockholders for the period.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates include those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Our most significant estimate is as follows:

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease.  As required by U.S. GAAP, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The assumptions underlying the allocation of relative fair values are based on market information including, but not limited to: (i) the estimate of replacement cost of improvements under the cost approach, (ii) the estimate of land values based on comparable sales under the sales comparison approach, and (iii) the estimate of future benefits determined by either a reasonable rate of return over a single year’s net cash flow, or a forecast of net cash flows projected over a reasonable investment horizon under the income capitalization approach. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled four buildings within an existing multi-tenant income property, one multi-tenant property, and one vacant land parcel adjacent to an existing multi-tenant property for an aggregate purchase price of $80.0 million for the nine months ended September 30, 2023, and two multi-tenant income properties for a purchase price of $119.3 million for the nine months ended September 30, 2022.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our Credit Facility, as this facility carries a variable rate of interest. Our borrowings on the un-hedged portion of our $300.0 million revolving Credit Facility bear a variable rate of interest based on SOFR plus a rate of between 125 basis points and 220 basis points plus a 0.10% SOFR adjustment based on our level of borrowing as a percentage of our total asset value. Effective January 31, 2023, the interest rate on $100.0 million of the Credit Facility balance was fixed by virtue of three interest rate swaps. As of September 30, 2023 and 2022, the outstanding balance on our Credit Facility totaled $216.0 million and $38.5 million, of which $116.0 million and $38.5 million, respectively, were not fixed by virtue of an interest rate swap agreement. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by $1.2 million and $0.4 million as of September 30, 2023 and 2022, respectively. The Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to certain of its debt borrowings, see Note 16, “Interest Rate Swaps.” By virtue of fixing the variable rate on certain debt borrowings, our exposure to changes in interest rates is minimal but for the impact on other comprehensive income and loss. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 1A. RISK FACTORS

For a discussion of the Company’s potential risks and uncertainties, see the information under the heading Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company. As of September 30, 2023, there have been no material changes in our risk factors from those set forth within the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of shares of the Company’s common stock during the three months ended September 30, 2023.

The following repurchases of shares of the Company’s Series A Preferred Stock were made during the three months ended September 30, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May yet be Purchased Under the Plans or Programs ($000's) (1)
7/01/2023 - 7/31/2023	300	$18.98	300	$2,980
8/01/2023 - 8/31/2023	—	—	—	2,980
9/01/2023 - 9/30/2023	5,748	18.50	5,748	2,874
Total	6,048	$18.52	6,048
(1)	On February 16, 2023, the Board approved a $3.0 million Series A Preferred Stock repurchase program, of which $2.87 million remained available as of September 30, 2023.

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

(4.1)	Specimen Common Stock Certificate of CTO Realty Growth, Inc., filed as Exhibit 4.2 to the registrant’s current report on Form 8-K12B filed February 1, 2021, and incorporated herein by reference.

(10.1)†	Amended 2017 Executive Annual Cash Incentive Plan.

Exhibit 31.1	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Exhibit 32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 32.2	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	Inline XBRL Instance Document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

CTO REALTY GROWTH, INC.
(Registrant)

October 26, 2023	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

October 26, 2023	By:	/s/ Matthew M. Partridge
Matthew M. Partridge, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
October 26, 2023	By:	/s/ Lisa M. Vorakoun
Lisa M. Vorakoun, Vice President and Chief Accounting Officer (Principal Accounting Officer)