Form 10-K
period 2023-12-31
CTO Realty Growth, Inc.
filed 2024-02-22
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

At June 30, 2023, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $369,477,913 based upon the last reported sale price on the NYSE on June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter. The determination of affiliate status is solely for the purpose of this report and shall not be construed as an admission for the purposes of determining affiliate status.

The number of shares of the registrant’s Common Stock outstanding on February 15, 2024 was 22,808,592.

Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of CTO Realty Growth, Inc.’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

When we refer to “we,” “us,” “our,” or “the Company,” we mean CTO Realty Growth, Inc. and its consolidated subsidiaries. Statements contained in this Annual Report on Form 10-K, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Also, when the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Management believes the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions. However, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update or revise such forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.  The risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements, include, but are not limited to, the following:

●	we are subject to risks related to the ownership of commercial real estate that could affect the performance and value of our properties;
●	our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could materially and adversely affect us;
●	competition that traditional retail tenants face from e-commerce retail sales, or the integration of brick and mortar stores with e-commerce retail operators, could adversely affect our business;
●	we operate in a highly competitive market for the acquisition of income properties and more established entities or other investors may be able to compete more effectively for acquisition opportunities than we can;
●	we may be unable to successfully execute on asset acquisitions or dispositions;
●	the loss of revenues from our income property portfolio or certain tenants would adversely impact our results of operations and cash flows;
●	our revenues include receipt of management fees and potentially incentive fees derived from our provision of management services to Alpine Income Property Trust, Inc. (“PINE”) and the loss or failure, or decline in the business or assets, of PINE could substantially reduce our revenues;
●	there are various potential conflicts of interest in our relationship with PINE, including our executive officers and/or directors who are also officers and/or directors of PINE, which could result in decisions that are not in the best interest of our stockholders;
●	a prolonged downturn in economic conditions could adversely impact our business, particularly with regard to our ability to maintain revenues from our income-producing assets;
●	a part of our investment strategy is focused on investing in commercial loans and investments which may involve credit risk or the risk that our borrowers will fail to pay scheduled contractual payments to us when due;
●	we may suffer losses when a borrower defaults on a loan and the value of the underlying collateral is less than the amount due;
●	the Company’s real estate investments are generally illiquid;
●	if we are not successful in utilizing the Section 1031 like-kind exchange structure in deploying the proceeds from dispositions of income properties, or our Section 1031 like-kind exchange transactions are disqualified, we could incur significant taxes and our results of operations and cash flows could be adversely impacted;
●	the Company may be unable to obtain debt or equity capital on favorable terms, if at all, or additional borrowings may impact our liquidity or ability to monetize any assets securing such borrowings;
●	servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to service or pay our debt;
●	our operations and properties could be adversely affected in the event of natural disasters, pandemics, or other significant disruptions;
●	we may encounter environmental problems which require remediation or the incurrence of significant costs to resolve, which could adversely impact our financial condition, results of operations, and cash flows;
●	failure to remain qualified as real estate investment trust (“REIT”) for U.S. federal income tax purposes would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distribution to stockholders;
●	the risk that the REIT requirements could limit our financial flexibility;
●	our limited experience operating as a REIT;
●	our ability to pay dividends consistent with the REIT requirements, and expectations as to timing and amounts of such dividends;
●	the ability of our board of directors (the “Board”) to revoke our REIT status without stockholder approval;
●	our exposure to changes in U.S. federal and state income tax laws, including changes to the REIT requirements;

●	general business and economic conditions, including unstable macroeconomic conditions due to, among other things, political unrest and economic uncertainty due to terrorism or war, inflation, rising interest rates and distress in the banking sector; and
●	an epidemic or pandemic (such as the COVID-19 pandemic), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, may precipitate or materially exacerbate one or more of the above-mentioned and/or other risks and may significantly disrupt or prevent us from operating our business in the ordinary course for an extended period.

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

As of December 31, 2023, we own and manage, sometimes utilizing third-party property management companies, 20 commercial real estate properties in 8 states in the United States, comprising 3.7 million square feet of gross leasable space. In addition to our income property portfolio, as of December 31, 2023, our business included the following:

Management Services: A fee-based management business that is engaged in managing PINE as well as a portfolio of assets pursuant to the Portfolio Management Agreement, both as further described in Note 5, “Management Services Business” in the notes to the consolidated financial statements in Item 8.

Commercial Loans and Investments: A portfolio of four commercial loan investments and one preferred equity investment which is classified as a commercial loan investment.

Real Estate Operations: A portfolio of subsurface mineral interests associated with approximately 352,000 surface acres in 19 counties in the State of Florida (“Subsurface Interests”); and an inventory of mitigation credits produced by the Company’s formerly owned mitigation bank.

On December 10, 2021, the entity that held approximately 1,600 acres of undeveloped land in Daytona Beach, Florida (the “Land JV”), of which the Company previously held a 33.5% retained interest, completed the sale of all of its remaining land holdings for $66.3 million to Timberline Acquisition Partners, LLC an affiliate of Timberline Real Estate Partners (the “Land JV Sale”). Proceeds to the Company after distributions to the other member of the Land JV, and before taxes, were $24.5 million. Prior to the completion of the Land JV Sale, the Company was engaged in managing the Land JV, as further described in Note 5, “Management Services Business” in the notes to the consolidated financial statements in Item 8. As a result of the Land JV Sale and corresponding dissolution of the Land JV, the Company no longer holds a retained interest in the Land JV as of December 31, 2021.

Our business also includes our investment in PINE. As of December 31, 2023, the fair value of our investment totaled $39.4 million, or 15.7% of PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

The following is a summary of financial information regarding the Company’s business segments for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Revenues:
Income Properties	$96,663	$68,857	$50,679
Management Services	4,388	3,829	3,305
Interest Income from Commercial Loans and Investments	4,084	4,172	2,861
Real Estate Operations	3,984	5,462	13,427
Total Revenues	$109,119	$82,320	$70,272
Operating Income:
Income Properties	$68,208	$48,493	$36,863
Management Fee Income	4,388	3,829	3,305
Commercial Loans and Investments	4,084	4,172	2,861
Real Estate Operations	2,261	2,969	4,813
General and Administrative Expenses	(14,249)	(12,899)	(11,202)
Impairment Charges	(1,556)	—	(17,599)
Depreciation and Amortization	(44,173)	(28,855)	(20,581)
Gain (Loss) on Disposition of Assets	7,543	(7,042)	28,316
Loss on Extinguishment of Debt	—	—	(3,431)
Total Operating Income	$26,506	$10,667	$23,345
Identifiable Assets:
Income Properties	$887,345	$902,427	$630,747
Management Services	1,395	1,370	1,653
Commercial Loans and Investments	62,099	32,269	39,095
Real Estate Operations	2,343	4,041	26,512
Corporate and Other (1)	36,486	46,438	35,132
Total Assets	$989,668	$986,545	$733,139
(1)	Corporate and other assets consist primarily of cash and restricted cash, property, plant, and equipment related to the other operations, as well as the general and corporate operations.

BUSINESS PLAN

Our business plan is primarily focused on investing in multi-tenanted, retail-based income-producing properties. We believe that focusing on multi-tenant properties will allow us to continue to broaden the credit base of our tenants. We also seek to diversify our income property portfolio geographically, with an emphasis on what we believe to be faster growing, business-friendly markets exhibiting accommodative business tax policies, outsized relative job and population growth, and where retail demand exceeds supply. We may also self-develop multi-tenant income properties, as we have done in the past.

Our investments in income-producing properties are typically subject to longer-term leases. For multi-tenant properties, each tenant typically pays its proportionate share of the aforementioned operating expenses of the property, although for such properties we typically incur additional costs for property management services. Single-tenant leases are typically in the form of triple or double net leases and ground leases. Triple-net leases generally require the tenant to pay property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance, and capital expenditures.

In addition to our primary multi-tenanted, retail-based income-producing property investment strategy, our targeted investment classes may include the following:

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

Our access to capital includes raising equity or debt financing, and our sources of debt financing primarily includes our borrowing capacity under our revolving credit facility (as amended and restated, the “Credit Facility”) and term loans. Our strategy is to utilize leverage, when appropriate and necessary, and potentially proceeds from sales of income properties, the disposition or payoffs of our commercial loans and investments, and certain transactions involving our Subsurface Interests or mitigation credits to acquire income properties. As our current properties generally have low tax basis, we may seek to have the sale of the current income property qualify for income tax deferral through the like-kind exchange provisions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”).

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

During the year ended December 31, 2023, the Company acquired four additional buildings within an existing multi-tenanted retail income property, one multi-tenanted retail income property, and one vacant land parcel adjacent to an existing multi-tenanted retail income property owned by the Company for an aggregate purchase price of $80.0 million, or a total acquisition cost of $80.3 million. Of the aggregate $80.3 million acquisition cost, $21.2 million was allocated to land, $53.6 million was allocated to buildings and improvements, and $8.7 million was allocated to intangible assets pertaining to the in-place lease value, leasing costs, and above market lease value and $3.2 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 5.6 years at acquisition.

During the year ended December 31, 2023, the Company sold nine income properties, including (i) an outparcel of the property known as Eastern Commons, located in Henderson, Nevada, for $2.1 million, (ii) four outparcels of the property known as Crossroads Towne Center, located in Chandler, Arizona, for an aggregate sale price of $11.5 million, (iii) a single tenant office property located in Reston, Virginia leased to a subsidiary of General Dynamics for $18.5 million, (iv) a multi-tenanted retail property known as Westcliff, located in Fort Worth, Texas, for $14.8 million, (v) a multi-tenanted retail property known as Eastern Commons, located in Henderson, Nevada, for $18.2 million, and (vi) a single tenant office property known as Sabal Pavilion located in Tampa, Florida for $22.0 million. The sales of these nine properties reflect a total disposition volume of $87.1 million and resulted in aggregate gains on sales of $6.6 million, which consisted of aggregate gains on disposition of $8.2 million, aggregate losses on disposition of $0.7 million, and an impairment charge prior to sale of $0.9 million.

Our current portfolio of 14 multi-tenant properties generates $69.4 million of revenue from annualized straight-line base lease payments and had a weighted average remaining lease term of 4.3 years as of December 31, 2023. Our current portfolio of 6 single-tenant income properties generates $5.6 million of revenues from annualized straight-line base lease payments and had a weighted average remaining lease term of 6.2 years as of December 31, 2023.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. We sold seven single-tenant income properties, five of which were outparcels to our property known as Crossroads Towne Center and Eastern Commons, and two multi-tenant income properties during the year ended December 31, 2023. As a result of entering the Exclusivity and Right of First Offer Agreement with PINE (the “ROFO Agreement”) which generally prevents us from investing in single-tenant net lease income properties, our income property investment strategy will continue to be focused on multi-tenanted, retail-based properties. We may pursue this strategy by monetizing certain of our single-tenant properties, and should we do so, we would seek to utilize the 1031 like-kind exchange structure to preserve the tax-deferred gain on the original transaction(s) that pertains to the replacement asset.

As of December 31, 2023, the Company owned 20 income properties in 8 states. Following is a summary of these properties:

Tenant / Property	City	State	Area (Square Feet)
125 Lincoln & 150 Washington	Santa Fe	NM	136,240
369 N. New York Ave.	Winter Park	FL	27,948
Ashford Lane	Atlanta	GA	277,192
Beaver Creek Crossings	Apex	NC	322,113
Crossroads Towne Center	Chandler	AZ	221,658
Jordan Landing	West Jordan	UT	170,996
Madison Yards	Atlanta	GA	162,521
Plaza at Rockwall	Rockwall	TX	446,521
Price Plaza	Katy	TX	200,576
The Collection at Forsyth	Cumming	GA	560,658
The Exchange at Gwinnett	Buford	GA	93,366
The Shops at Legacy	Plano	TX	237,572
The Strand at St. Johns Town Center	Jacksonville	FL	211,197
West Broad Village	Glen Allen	VA	392,092
14 Multi-Tenant Properties			3,460,650
Crabby's Oceanside	Daytona Beach	FL	5,780
Fidelity	Albuquerque	NM	210,067
LandShark Bar & Grill	Daytona Beach	FL	6,264
MainStreet Portfolio (1)	Daytona Beach	FL	29,681
6 Single-Tenant Properties			251,792
20 Total Properties			3,712,442

(1)The MainStreet Portfolio is comprised of 3 single tenant properties.

The weighted average economic and physical occupancy rates of our income properties at December 31st for each of the last three years on a portfolio basis are as follows:

Year	Single-Tenant Economic / Physical Occupancy	Multi-Tenant Economic / Physical Occupancy
2021	100% / 100%	86% / 85%
2022	100% / 100%	89% / 86%
2023	100% / 100%	90% / 90%

The information on lease expirations of our total income property portfolio for each of the ten years starting with 2024 is as follows:

Year	# of Tenant Leases Expiring	Total Square Feet of Leases Expiring	Annual Rents Expiring (1) ($000's)	Percentage of Gross Annual Rents Expiring (1)
2024	44	232,821	$4,152	5.7%
2025	41	211,234	$5,951	8.2%
2026	61	464,886	$10,676	14.6%
2027	69	527,485	$9,035	12.4%
2028	57	870,040	$17,224	23.6%
2029	34	243,809	$4,987	6.8%
2030	33	171,579	$4,464	6.1%
2031	30	124,918	$3,222	4.4%
2032	31	154,481	$3,950	5.4%
2033	24	133,834	$4,753	6.5%
(1)	Annual Rents consist of the in-place base rent to be received pursuant to each lease agreement (i.e. not on a straight-line basis).

The majority of leases have additional option periods beyond the original term of the lease, which typically are exercisable at the tenant’s option.

Provision for Impairment – Income Properties. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value of long-lived assets required to be assessed for impairment is determined on a non-recurring basis using Level 3 inputs in the fair value hierarchy. These Level 3 inputs may include, but are not limited to, executed purchase and sale agreements on specific properties, third party valuations, discounted cash flow models, and other model-based techniques.

During the year ended December 31, 2023, the Company recorded a $0.9 million impairment charge on the sale of the Westcliff Property. The purchase and sale agreement for the Company’s sale of the Westcliff Property was executed on July 28, 2023. The impairment charge of $0.9 million represents the sales price, less the book value of the asset as of September 30, 2023, less costs to sell. The sale of the Westcliff Property closed on October 12, 2023.

There were no impairment charges on the Company’s income property portfolio during the years ended December 31, 2022 or 2021.

MANAGEMENT SERVICES BUSINESS

Related Party Management of PINE. Our business plan includes generating revenue from managing PINE. Pursuant to the management agreement with PINE, the Company generates a base management fee equal to 1.5% of PINE’s total equity. The Company also has an opportunity to achieve additional cash flows as manager of PINE pursuant to the terms of an annual incentive fee, as further described in Note 5, “Management Services Business” in the notes to the consolidated financial statements in Item 8.

Portfolio Management Agreement. On December 4, 2023, the Company entered into an asset management agreement with a third party to manage a portfolio of multi-tenant and single-tenant assets (the “Portfolio Management Agreement”). Although the Company has no direct relationship with the third party, PINE is a lender to the third-party pursuant to a mortgage note originated by PINE which is secured by the portfolio. The Company is expected to receive asset management fees, disposition management fees, leasing commissions, and other fees related to the Company’s management and administration of the portfolio pursuant to the Portfolio Management Agreement. The Company also entered into a revenue sharing agreement with PINE whereby PINE will receive the portion of fees earned by the Company under the Portfolio Management Agreement which are attributable to the single tenant properties within the portfolio. During the year ended December 31, 2023, the Company recognized less than $0.1 million of revenue pursuant to the Portfolio Management Agreement, which is included in management fee income on the Company’s consolidated statement of operations.

Related Party Management of Land JV. During the year ended December 31, 2021, the Company also generated management fees as the Land JV manager.  Pursuant to the terms of the operating agreement for the Land JV, the initial amount of the management fee was $20,000 per month. The management fee was evaluated quarterly, and as land sales occurred in the Land JV, the basis for our management fee was reduced as the management fee was based on the value of real property that remained in the Land JV. The monthly management fee as of December 31, 2021, was $10,000 per month. As a result of the Land JV Sale, no management fees pertaining to the Land JV were earned during the years ended December 31, 2023 or 2022.

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

2023 Commercial Loans and Investments Portfolio. During the year ended December 31, 2023, the Company originated two loans for a total investment of $30.4 million and received cash repayments of principal totaling $1.0 million. As of December 31, 2023, the Company’s commercial loans and investments portfolio included four commercial loan investments and one preferred equity investment with a carrying value of $61.8 million.

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

Provision for Impairment – Commercial Loans and Investments. Pursuant to ASC 326, Financial Instruments - Credit Losses, the Company measures and records a provision for current expected credit losses (“CECL”) each time a new investment is made or a loan is repaid, as well as if changes to estimates occur during a quarterly measurement period. We are unable to use historical data to estimate expected credit losses, as we have incurred no losses to date. Management utilizes a loss-rate method and considers macroeconomic factors to estimate its CECL allowance, which is calculated based on the amortized cost basis of the commercial loans.

During the year ended December 31, 2023, the Company recorded a $0.6 million impairment charge representing the provision for credit losses related to our commercial loans and investments. There were no such impairment charges during the years ended December 31, 2022 or 2021.

REAL ESTATE OPERATIONS

Mitigation Credits and Mitigation Credit Rights. The Company owned mitigation credits with an aggregate cost basis of $1.0 million as of December 31, 2023. The Company owned mitigation credits and mitigation credit rights with an aggregate cost basis of $2.6 million as of December 31, 2022. On December 29, 2022, the Company completed the sale of the entity that owned the Mitigation Bank for a sales price of $8.1 million resulting in a loss on disposition of assets of $11.9 million. A balance of mitigation credits and mitigation credit rights were retained by the Company as part of the sale agreement. During the year ended December 31, 2023, the remaining mitigation credit rights were released and transferred to mitigation credits as they became available for sale.

Revenues and the cost of sales of mitigation credit sales are reported as revenues from, and direct costs of, real estate operations, respectively, in the consolidated statements of operations. During the year ended December 31, 2023, the Company sold 20 mitigation credits for proceeds of $2.3 million with a cost basis of $1.5 million. During the year ended December 31, 2022, the Company sold 34 mitigation credits for proceeds of $3.5 million with a cost basis of $2.3 million. During the year ended December 31, 2021, the Company sold six mitigation credits for proceeds of $0.7 million with a cost basis of $0.5 million. Additionally, two mitigation credits with a cost basis of $0.1 million were accrued for as an expense during the year ended December 31, 2021, as such credits are to be provided to buyers of land at no cost.

Subsurface Interests. As of December 31, 2023, the Company owns 352,000 acres of Subsurface Interests. The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. The Company’s subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage, which revenues are included within real estate operations in the consolidated statements of operations. During the year ended December 31, 2023, the Company sold 3,481 acres of Subsurface Interests for an aggregate sales price of $1.0 million. During the year ended December 31, 2022, the Company sold approximately 14,600 acres of subsurface oil, gas, and mineral rights for a sales price of $1.7 million. During the year ended December 31, 2021, the Company sold approximately 84,900 acres of subsurface oil, gas, and mineral rights for a sales price of $4.6 million.

The Company is not prohibited from selling any or all of its Subsurface Interests. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee typically based on a percentage of the surface value. Should the Company complete a transaction to sell all or a portion of its Subsurface Interests or complete a release transaction, the Company may utilize the Section 1031 like-kind exchange structure in acquiring one or more replacement investments including income-producing properties. Cash payments for the release of surface entry rights totaled $0.7 million, $0.2 million, and $0.1 million during the years ended December 31, 2023, 2022 and 2021, respectively.

Provision for Impairment – Investments in Joint Ventures. The $17.6 million impairment charge recognized during the year ended December 31, 2021, is related to the Company’s previously held retained interest in the Land JV as a result of the estimated proceeds received in connection with the contract entered into with Timberline Acquisition Partners, an affiliate of Timberline Real Estate Partners (“Timberline”), which closed on December 10, 2021.

REIT CONVERSION AND MERGER

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

On January 29, 2021, in connection with the REIT conversion, the Company completed the Merger. As a result of the Merger, existing shares of CTO FL common stock were automatically converted, on a one-for-one basis, into shares of common stock of CTO MD. CTO MD is a corporation organized in the state of Maryland and has been renamed “CTO Realty Growth, Inc.”  CTO MD’s charter includes certain standard REIT provisions, including ownership limitations and transfer restrictions applicable to the Company’s capital stock. See Note 13, “Equity” for the Company’s disclosure related to the equity adjustments recorded during the year ended December 31, 2021 in connection with the Merger.

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

At December 31, 2023, the Company had 33 full-time employees and considers its employee relations to be satisfactory.

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

●	We are subject to risks related to the ownership of commercial real estate that could affect the performance and value of our properties.
●	Adverse changes in U.S., global and local regions or markets that impact our tenants’ businesses may materially and adversely affect us generally and the ability of our tenants to make rental payments to us pursuant to our leases.
●	Our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could materially and adversely affect us.
●	The loss of revenues from our income property portfolio or certain tenants would adversely impact our results of operations and cash flows.
●	Retail properties, particularly those with multiple tenants, depend on the presence of and successful operation of an anchor tenant or tenants and the failure of such tenant’s business or the loss of the anchor tenant(s) could adversely affect the overall success of our property and thereby could adversely impact our financial condition, results of operations and cash flows.
●	We are subject to risks that affect the general retail environment in the United States, such as weakness in the economy, the level of consumer spending, the adverse financial condition of large consumer retail companies and competition from discount and internet retailers, any of which could adversely affect market rents for retail space and the willingness or ability of retail tenants to lease space in our multi-tenant properties.
●	A significant portion of the revenue we generate from our income property portfolio is concentrated in specific industry classifications and/or geographic locations and any prolonged dislocation in those industries or downturn in those geographic areas would adversely impact our results of operations and cash flows.
●	Our revenues include receipt of management fees and potentially incentive fees derived from our provision of management services to PINE and the loss or failure, or decline in the business or assets, of PINE could substantially reduce our revenues.
●	There are various potential conflicts of interest in our relationship with PINE, including our executive officers and/or directors who are also officers and/or directors of PINE, which could result in decisions that are not in the best interest of our stockholders.
●	A part of our investment strategy is focused on investing in commercial loans and investments which may involve credit risk or the risk that our borrowers will fail to pay scheduled contractual payments to us when due.
●	We may invest in fixed-rate loan investments, and an increase in market interest rates may adversely affect the value of these investments, which could adversely impact our financial condition, results of operations and cash flows.
●	The commercial loans or similar financings we may acquire that are secured by commercial real estate typically depend on the ability of the property owner to generate income from operating the property. Failure to do so may result in delinquency and/or foreclosure.
●	We may suffer losses when a borrower defaults on a loan and the value of the underlying collateral is less than the amount due.
●	The Company’s real estate investments are generally illiquid.
●	We may experience a decline in the fair value of our real estate assets or investments which could result in impairments and would impact our financial condition and results of operations.
●	The Company may from time to time have stockholders that beneficially own more than 5% of the Company’s outstanding common stock and exercise the related voting rights of those shares. Actions by these stockholders, including trading activity, could have a material adverse impact on the trading price of our stock.
●	The Company may be unable to obtain debt or equity capital on favorable terms, if at all, or additional borrowings may impact our liquidity or ability to monetize any assets securing such borrowings.
●	Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to service or pay our debt.
●	Our operations and properties could be adversely affected in the event of natural disasters, pandemics, or other significant disruptions.

●	We may encounter environmental problems which require remediation or the incurrence of significant costs to resolve, which could adversely impact our financial condition, results of operations, and cash flows.
●	Failure to remain qualified as a REIT, would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.
●	Even if we qualify as a REIT, we may face other tax liabilities that could reduce our cash flows and negatively impact our results of operations and financial condition.
●	If we failed to distribute our Pre-REIT Conversion Earnings and Profits, we could fail to qualify as a REIT.
●	Failure to make required distributions would subject us to U.S. federal corporate income tax.
●	Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
●	The prohibited transactions tax may limit our ability to dispose of our properties.
●	The ability of the Board to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.
●	If we are not successful in utilizing the Section 1031 like-kind exchange structure in deploying the proceeds from dispositions of income properties, or our Section 1031 like-kind exchange transactions are disqualified, we could incur significant taxes and our results of operations and cash flows could be adversely impacted.
●	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

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

A significant portion of the properties in our income property portfolio are commercial properties that were developed to be occupied by retail tenants and thus we are subject to the risks that affect the retail sector generally, as well as the market for retail space. The business environment for retail operators and the market for retail space have previously been, and could again be, adversely affected by weakness in the national, regional and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retail companies, the consolidation of operators that occurs from time to time in the retail sector, any excess amount of retail space in a number of markets and increasing competition from discount retail operators, outlet malls, internet or e-commerce retail businesses and other online businesses. Increases in consumer spending through e-commerce channels may significantly affect our retail tenants’ ability to generate sales in their stores and could affect the way future tenants lease space. In addition, some of our retail tenants face competition from the expanding market for digital content and hardware. New and enhanced technologies, including new digital technologies, new web services technologies and artificial intelligence, may increase competition for certain of our retail tenants. We cannot predict with certainty what future tenants will require to operate their businesses, what demands will be made for the build out of future retail spaces and how much revenue will be generated at traditional “brick and mortar” locations. If we are unable to anticipate and respond promptly to trends in the market, our occupancy levels and rental income may decline.

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

Certain of our tenants may account for a significant portion of our total revenues and/or square footage in our income property portfolio (see Note 2, “Summary of Significant Accounting Policies” under the heading Concentration of Credit Risk in the notes to the consolidated financial statements in Item 8). The default, financial distress, or bankruptcy of one or all of our major tenants could cause substantial vacancies in some of the largest properties in our income property portfolio and reduce our revenues from our income property operations significantly, thereby adversely impacting our results of operations and cash flows. Vacancies reduce our revenue until the affected properties can be re-leased and could decrease the value of each such vacant property. Upon the expiration of the leases that are currently in place, we may not be able to re-lease a vacant property at a comparable lease rate or without incurring additional expenditures in connection with such re-leasing. If, following the loss of an income property tenant, we are unable to re-lease the income property at comparable rental rates and in a timely manner, our financial condition, results of operations and cash flows could be adversely affected.

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

We are paid a management fee to manage PINE’s business and we may be paid an incentive fee which will depend on numerous factors, including our ability to make investments on behalf of PINE that generate attractive, risk-adjusted returns, and thereby result in PINE’s stockholders achieving a necessary level of return. A key element of PINE’s success includes its ability to raise additional equity capital to fund its goals for growth. Our successful performance as the manager of PINE therefore depends, in part, on our ability to assist PINE in raising equity capital in amounts sufficient to support PINE’s goals and on acceptable terms. Our successful performance as the manager of PINE also depends on our ability to access debt financing for PINE, and on acceptable terms. There can be no assurance that we will be successful in this business, that PINE will achieve its objectives, will invest successfully in income properties and will generally operate successfully, or that we will earn fees from PINE sufficient to recover the costs we have incurred or to provide a suitable return on our investment in PINE.

Declines in the market values of our investment in PINE may adversely affect periodic reported results.

We hold a significant equity interest in PINE as of December 31, 2023 including the OP Units we hold in the PINE Operating Partnership as further described in Note 1, “Organization” in the notes to the consolidated financial statements in Item 8. PINE is publicly traded and as such, PINE’s common stock is subject to the risks associated with public equities, including, but not limited to, market risk broadly, risks associated with the REIT industry, and risks associated with the real estate industry more specifically. The public equity markets can be volatile, and the value of PINE’s stock and OP Units may fluctuate significantly over short periods of time. A significant decrease in the trading price of PINE’s stock could result in losses that have a material adverse effect on the value of our investment in PINE which could adversely impact our financial condition.

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

Commercial Loans and Investments

A part of our investment strategy is focused on investing in commercial loans and  investments which may involve credit risk or the risk that our borrowers will fail to pay scheduled contractual payments to us when due.

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

Our commercial loans and investments segment is also exposed to risks associated with real estate investments generally.

Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact the performance of our commercial loans and investments segment by making it more difficult for borrowers to satisfy their debt payment obligations, increasing the default risk applicable to borrowers and making it relatively more difficult for us to generate attractive risk-adjusted returns in our commercial loans and investments segment. Real estate investments are subject to various risks, including the risks described elsewhere in this Form 10-K with respect to the properties that we own directly. Our borrowers may be impacted by these same risks, which may make it more difficult for them to satisfy their debt payment obligations to us.

Our origination or acquisition of construction loans exposes us to an increased risk of loss.

We have originated, and may in the future, originate or acquire additional construction loans. If we fail to fund our entire commitment on a construction loan or if a borrower otherwise fails to complete the construction of a project, there could be adverse consequences associated with the loan, including, but not limited to: a loss of the value of the property securing the loan, especially if the borrower is unable to raise funds to complete construction from other sources; a borrower claim against us for failure to perform under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for the loan. A borrower default on a construction loan where the property has not achieved completion poses a greater risk than a conventional loan, as completion would be required before the property is able to generate revenue. The process of foreclosing on a property is time-consuming, and we may incur significant expense if we foreclose on a property securing a loan under these or other circumstances.

Our investments in construction loans require us to make estimates about the fair value of land improvements that may be challenged by the Internal Revenue Service (“IRS”).

We have originated and may in the future originate or acquire additional construction loans, the interest from which will be qualifying income for purposes of the REIT income tests, provided that the loan value of the real property securing the construction loan is equal to or greater than the highest outstanding principal amount of the construction loan during any taxable year. For purposes of construction loans, the loan value of the real property is the fair value of the land plus the reasonably estimated cost of the improvements or developments (other than personal property) that will secure the loan and that are to be constructed from the proceeds of the loan. There can be no assurance that the IRS would not challenge our estimate of the loan value of the real property.

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

Increases in interest rates may negatively affect the market value of our investments, particularly any fixed-rate commercial loans or other financings we have invested in. Generally, any fixed-rate commercial loans or other financings will be more negatively affected by rising interest rates than adjustable-rate assets. We are required to reduce the book value of our investments by the amount of any decrease in their fair value. Reductions in the fair value of our investments could decrease the amounts we may borrow to purchase additional commercial loans or similar financing investments, which could impact our ability to increase our operating results and cash flows. Furthermore, if our borrowing costs are rising while our interest income is fixed for the fixed-rate investments, the spread between our borrowing costs and the fixed-rate we earn on the commercial loans or similar financing investments will contract or could become negative which would adversely impact our financial condition, results of operations, and cash flows.

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

We could fail to continue to qualify as a REIT if the IRS successfully challenges our treatment of any mezzanine loans in which we invest.

We may, in the future, originate or acquire mezzanine loans, which are loans secured by equity interests in an entity that directly or indirectly owns real property, rather than by a direct mortgage of the real property. In Revenue Procedure 2003-65, the IRS established a safe harbor under which loans secured by a first priority security interest in ownership interests in a partnership or limited liability company owning real property will be treated as real estate assets for purposes of the REIT asset tests, and interest derived from those loans will be treated as qualifying income for both the 75% and 95% gross income tests, provided several requirements are satisfied. Although Revenue Procedure 2003-65 provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. Moreover, our mezzanine loans may not meet all of the requirements for reliance on the safe harbor. Consequently, there can be no assurance that the IRS will not challenge our treatment of such loans as qualifying real estate assets, which could adversely affect our ability to continue to qualify as a REIT.

Other Investments

Investments in securities of companies operating in the real estate industry, including debt and equity instruments such as corporate bonds, preferred or common stock, or convertible instruments could cause us to incur losses or other expenses which could adversely affect our financial position, results of operations, and cash flows.

We currently own, and may own in the future, investments in corporate securities of companies operating in the real estate industry including debt and equity instruments such as corporate bonds, preferred or common stock, or convertible instruments. Certain of these investments may be traded on an exchange or other active market whereby the price of the underlying instrument is quoted daily and those quoted prices and thus the market value of the instrument varies during a given trading day. Certain of these investments may be traded on an exchange or market that is not deemed an active market but where the price of the investment fluctuates daily or otherwise. Adverse fluctuations in the value of these investments, whether market-generated or not, are reflected as unrealized losses on our balance sheet. We may choose to or be required to liquidate these investments in whole or in part and at prices that result in realized losses on our investment. Should we incur realized losses on liquidating these investments, our financial position, results of operations and cash flows would be adversely impacted.

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

Under various federal, state and local laws, ordinances and regulations, we may be required to investigate and clean up certain hazardous or toxic substances released on or in properties we own or operate or that we previously owned or operated, and we may be required to pay other costs relating to hazardous or toxic substances. Any such liability may be imposed without regard to whether the Company’s management had knowledge, were notified or were otherwise aware of the origination of the environmental issues or were responsible for their occurrence. The presence of environmental issues or the failure to remediate properly any such losses at any of our properties may adversely affect our ability to sell or lease those properties, or to borrow using those properties as collateral. The costs or liabilities could exceed the value of the affected real estate. The costs or liabilities associated with resolving environmental issues could be significant.

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

In order to maintain our qualification as a REIT, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own our stock during at least 335 days for each taxable year other than our initial REIT taxable year (i.e., our taxable year ended December 31, 2020). “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts and some charitable trusts. To assist us in complying with these limitations, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. These ownership limitations could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

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

To qualify as a REIT, we must not have any non-REIT accumulated earnings and profits, as measured for U.S. federal income tax purposes, at the end of any REIT taxable year. We were treated as a C corporation prior to our first REIT year, which was our taxable year ended December 31, 2020. Thus, we were required to distribute our Pre-REIT Conversion Earnings and Profits by the end of the 2020 taxable year. While we believe that the Special Distribution satisfied the requirements relating to the distribution of our Pre-REIT Conversion Earnings and Profits, the determination of the amount of accumulated earnings and profits attributable to non-REIT years is a complex factual and legal determination. There are substantial uncertainties relating to the computation of our Pre-REIT Earnings and Profits. For example, information used at the time we completed our analysis may have been less than complete or we may have interpreted the applicable law differently from the IRS. Thus, we could have failed to satisfy the requirement that we distribute all of our Pre-REIT Conversion Earnings and Profits by the close of our first taxable year as a REIT. Although there are procedures available to cure a failure to distribute all of our Pre-REIT Conversion Earnings and Profits, we cannot now determine whether we will be able to take advantage of them or the economic impact to us of doing so. If it is determined that we had undistributed Pre-REIT Conversion Earnings and Profits as of the end of any taxable year in which we elect to qualify as a REIT, and we are unable to cure the failure to distribute such earnings and profits, then we would fail to qualify as a REIT under the Code.

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

Although, as a REIT, we generally will not be subject to U.S. federal income tax on the taxable income that we distribute to our stockholders, we will nevertheless pay tax at the highest applicable regular U.S. federal corporate income tax rate (currently 21%) if we recognize built-in gain on the sale or disposition of any asset we held on January 1, 2020 (the first day of our initial REIT taxable year), during the five-year period after such date (the “Built-in Gains Tax”). Our strategy of investing in income-producing properties includes the utilization, when possible, of proceeds obtained from the disposition of income properties or from prior land transactions which qualify for deferral of the applicable income tax through the Section 1031 like-kind exchange provisions (“Section 1031”). Conducting Section 1031 exchanges generally will not trigger the Built-in Gains Tax. However, sales transactions that we completed in which we applied Section 1031 may be disqualified for such treatment if we are deemed to have conducted activities on the land or in connection with the transaction that are inconsistent with the activities of a long-term investor such as the activities of a developer or a dealer. In addition, if we fail to complete a qualifying acquisition utilizing the aforementioned proceeds or complete the intended qualifying acquisition outside the specified period of time allowed for completing such transaction the application of Section 1031 would be disqualified. If a transaction we deemed qualifying for Section 1031 exchange treatment is subsequently disqualified by the IRS, we may be subject to increased income taxes, including the Built-in Gains Tax, which would adversely impact our results of operations and our cash flows. In such a case, we could also possibly be subject to the 100% prohibited transactions tax applicable to REITs.

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

In order to maintain our qualification as a REIT, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding capital stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our shares of capital stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of capital stock during at least 335 days of each taxable year other than our initial REIT taxable year (i.e., our taxable year ended December 31, 2020). To help insure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock.

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

Risks Associated with our Common Stock

The Company may from time to time have stockholders that beneficially own more than 5% of the Company’s outstanding common stock and exercise the related voting rights of those shares. Actions by these stockholders, including trading activity, could have a material adverse impact on the trading price of our stock.

Certain of our stockholders may from time to time beneficially own more than 5% of the outstanding common stock of the Company. Any substantial trading activity executed by these large stockholders could have an adverse impact on the trading price of the Company’s stock which may impact our ability to raise capital through equity financing, which may adversely impact our ability to execute our business plan.

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

Our business is highly dependent on communications and information systems. Any failure or interruption of our systems or our networks could cause delays or other problems in our operations and communications. We rely heavily on our financial, accounting and other data processing systems. In addition, much of our information technology infrastructure is managed by a third party and as such we also face the risk of operational failure, termination, or capacity constraints by  this third party. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or disruption of our networks or systems or any failure to maintain performance, reliability and security of our technological infrastructure, but significant events impacting our systems or networks could have a material adverse effect on our operating results and cash flows and negatively affect the market price of our common stock and preferred stock.

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

We cannot predict the ultimate content, timing, or effect of future legislative and regulatory actions, nor is it possible at this time to estimate the impact of any such actions which could have a dramatic impact on our business, results of operations and financial condition.

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

We are subject to substantial regulation and numerous contractual obligations and internal policies. We are subject to regulation by the SEC, the NYSE, and other federal, state and local or international governmental bodies and agencies or self-regulatory organizations. Moreover, we must comply with the REIT rules, and we are also responsible for managing or assisting with the regulatory aspects of PINE’s compliance with applicable REIT rules. The level of regulation and supervision to which we and PINE are subject varies from jurisdiction to jurisdiction and is based on the type of business activity involved. The regulations to which we and PINE are subject are extensive, complex and require substantial management time and attention. Our failure or PINE’s failure to comply with any of the regulations, contractual obligations or policies applicable to it may subject us to extensive investigations, as well as substantial penalties and reputational risk, and our business and operations could be materially adversely affected. Our lack of compliance with applicable law could result in, among other things, our inability to enforce contracts, our default under contracts (including our agreements with PINE) and our ineligibility to contract with and receive revenue from PINE. We have numerous contractual obligations with which we must comply on a continuous basis to operate our business, the default of which could have a material adverse effect on our business and financial condition. We have established internal policies designed to ensure that we manage our business in accordance with applicable law and regulation and in accordance with our contractual obligations. These internal policies may not be effective in all regards; and, if we fail to comply with our internal policies, we could be subjected to additional risk and liability.

Employee misconduct could harm us by subjecting us to significant legal liability, reputational harm and loss of business.

There is a risk that our employees could engage in misconduct that adversely affects our business. We are subject to a number of obligations and standards arising from our business and our authority over PINE or any other ventures we may manage from time to time. The violation of these obligations and standards by any of our employees may adversely affect PINE or the ventures we manage from time to time and us. Our business often requires that we deal with confidential matters of great significance to PINE and the ventures we manage from time to time. If our employees improperly use or disclose confidential information, we and PINE or the ventures we manage from time to time could suffer serious harm to our and their reputations, financial position and current and future business relationships and face potentially significant litigation. It is not always possible to detect or deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If any of our employees were to engage in or be accused of misconduct, our business and our reputation could be adversely affected. Misconduct by an employee might rise to the level of a default that would permit PINE or the ventures we manage from time to time to terminate their agreements with us for cause and without paying a termination fee, which could materially adversely affect our business, results of operations and financial condition.

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

An epidemic or pandemic (such as the outbreak and worldwide spread of COVID-19), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, may precipitate or materially exacerbate one or more of the other risks, and may significantly disrupt our tenants’ ability to operate their businesses and/or pay rent to us or prevent us from operating our business in the ordinary course for an extended period.

An epidemic or pandemic could have a material and adverse effect on or cause disruption to our business or financial condition, results of operations, cash flows and the market value and trading price of our securities due to, among other factors:

●	A complete or partial closure of, or other operational issues with, our portfolio as a result of government or tenant action;
●	Declines in or instability of the economy or financial markets may result in a recession or negatively impact consumer discretionary spending, which could adversely affect retailers and consumers;

●	A reduction of economic activity may severely impact our tenants’ business operations, financial condition, liquidity and access to capital resources and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, to default on their lease, or to otherwise seek modifications of such obligations;
●	The inability to access debt and equity capital on favorable terms, if at all, or a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations, pursue acquisition and development opportunities, refinance existing debt, reduce our ability to make cash distributions to our stockholders and increase our future interest expense;
●	A general decline in business activity and demand for real estate transactions would adversely affect our ability to successfully execute our investment strategies or expand our portfolio;
●	A significant reduction in our cash flows could impact our ability to continue paying cash dividends to our stockholders at expected levels or at all;
●	The financial impact could negatively affect our future compliance with financial and other covenants of our debt instruments, and the failure to comply with such covenants could result in a default that accelerates the payment of such debt; and
●	The potential negative impact on the health of the Company’s personnel, particularly if a significant number are impacted, or the impact of government actions or restrictions, including stay-at-home orders, restricting access to the Company’s headquarters, could result in a deterioration in our ability to ensure business continuity during a disruption.

A prolonged continuation of or repeated temporary business closures, reduced capacity at businesses or other social-distancing practices, and quarantine orders may adversely impact our tenants’ ability to generate sufficient revenues to meet financial obligations, and could force tenants to default on their leases, or result in the bankruptcy of tenants, which would diminish the rental revenue we receive under our leases.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.            CYBERSECURITY

The Board recognizes the critical importance of maintaining the trust and confidence of our tenants and business partners. The Board plays an active role in overseeing management of our risks, and cybersecurity represents an important component of the Company’s overall approach to risk management and oversight. The Company’s cybersecurity processes and practices are integrated into our risk management and oversight program. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. We utilize a third-party managed IT service provider (the “MSP”) to provide comprehensive cybersecurity services for the Company, including threat detection and response, vulnerability assessment and monitoring, security incident response and recovery, and cybersecurity education and awareness. The Company has adopted a written information security incident response plan, which, as discussed below, is overseen by the Audit Committee of the Board (the “Audit Committee”).

Risk Management and Strategy

The Company’s cybersecurity program is focused on the following key areas:

●	Governance: As discussed in more detail under “Item 1C. Cybersecurity—Governance,” the Board’s oversight of cybersecurity risk management will be supported by the Audit Committee, which regularly interacts with the Company’s management team.
●	Collaborative Approach: CTO has implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management, the Audit Committee, and the Board in a timely manner.
●	Technical Safeguards: Together with the MSP, we deploy technical safeguards that are designed to protect information systems from cybersecurity threats, including firewalls, intrusion prevention systems, endpoint detection and response systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
●	Incident Response and Recovery Planning: Together with the MSP, we have established a written information security incident response plan that addresses the response to a cybersecurity incident, which plan will be tested and evaluated on a regular basis.
●	Third-Party Risk Management: Together with the MSP, we maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact the Company’s business in the event of a cybersecurity incident affecting those third-party systems.
●	Education and Awareness: As directed by the Company, the MSP provides regular training for Company personnel regarding cybersecurity threats as a means to equip such personnel with effective tools to address cybersecurity threats, and to communicate evolving information security policies, standards, processes and practices.

Together with the MSP, we will engage in the periodic assessment and testing of our policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts will include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. The MSP regularly assesses our cybersecurity measures, including information security maturity, and regularly reviews our information security control environment and operating effectiveness. The results of such assessments, audits and reviews will be reported to the Audit Committee and the Board, and we will adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

Governance

The Board, in coordination with the Audit Committee, will oversee the Company’s cybersecurity risk management process. The Audit Committee has adopted a charter that provides that the Audit Committee must review and discuss with the Company’s management team the Company’s privacy and cybersecurity risk exposures, including:

●	the potential impact of those exposures on the Company’s business, financial results, operations and reputation;
●	the steps management has taken to monitor and mitigate such exposures;
●	the Company’s information governance policies and programs; and
●	major legislative and regulatory developments that could materially impact the Company’s privacy and cybersecurity risk exposure.

The charter of the Audit Committee also provides that the Audit Committee may receive additional training in cybersecurity and data privacy matters to enable its oversight of such risks and that the Audit Committee will regularly report to the Board the substance of such reviews and discussions and, as necessary, recommend to the Board such actions as the Audit Committee deems appropriate.

Our President and Chief Executive Officer, Senior Vice President, Chief Financial Officer and Treasurer, and Senior Vice President, General Counsel and Corporate Secretary work collaboratively with the MSP to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with a written information security incident response plan that we have adopted. These members of our management team, together with the MSP, will monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents and will report such threats and incidents to the Audit Committee when appropriate.

Our President and Chief Executive Officer, Senior Vice President, Chief Financial Officer and Treasurer, and Senior Vice President, General Counsel and Corporate Secretary each hold degrees in their respective fields, and have an average of over 20 years of experience managing risks at the Company and similar companies, including risks arising from cybersecurity threats.

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to affect the Company, including its business strategy, results of operations or financial condition.

ITEM 2.              PROPERTIES

Our principal offices are located at 369 N. New York Avenue, Suite 201, Winter Park, Florida 32789.

As of December 31, 2023, the Company owns the following assets: (i) 6 properties occupied by single-tenants located in Florida and New Mexico,; (ii) 14 multi-tenanted retail properties located in Arizona, Florida, Georgia, New Mexico, North Carolina, Texas, Utah and Virginia; (iii) full or fractional subsurface oil, gas, and mineral interests underlying 352,000 “surface acres” in 19 counties in Florida; and (iv) an inventory of mitigation credits. Please refer to Item 1. “Business” for a more detailed discussion of our properties.

ITEM 3.              LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect on our financial condition or results of operations. See Note 22, “Commitments and Contingencies” in the notes to the consolidated financial statements in Item 8 for additional disclosure related to the Company’s legal proceedings.

ITEM 4.              MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES

COMMON STOCK PRICES AND DIVIDENDS

The Company’s common stock trades on the NYSE under the symbol “CTO”. The Company has paid dividends on a continuous basis since 1976, the year in which its initial dividends were paid. Aggregate annual dividends per common share, which were paid quarterly totaled $1.52 and $1.49 during the years ended December 31, 2023 and 2022, respectively.

The level of future dividends will be subject to an ongoing review of the Company’s operating results and financial position, the annual distribution requirements under the REIT provisions of the Code and, among other factors, the overall economy, with an emphasis on our local real estate markets and our capital needs.

The number of stockholders of record as of February 15, 2024 (without regard to shares held in nominee or street name) was 471. Many of the Company’s shares of common stock are held by brokers and institutions on behalf of stockholders, consequently, the Company is unable to estimate the total number of stockholders represented by these record holders.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2023 which were not previously reported.

Issuer Purchases of Equity Securities

None.

STOCK PERFORMANCE GRAPH

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

Among CTO Realty Growth, Inc., the Russell 2000 Index,

the FTSE Nareit Equity REITs Index, the NYSE Composite Index, the 2023 and 2022 Peer Group

The following performance graph shows a comparison of cumulative total stockholder return from a $100 investment in stock of the Company over the five-year period ending December 31, 2023, with the cumulative stockholder return of the following: (i) the Russell 2000 Index; (ii) the NYSE Composite Index; (iii) the FTSE Nareit Equity REITs Index, a real estate industry index provided by Research Data Group; (iv) an index of selected issuers in our Peer Group (composed of Armada Hoffler Properties, Inc., Chatham Lodging Trust, City Office REIT Inc., Community Healthcare Trust, Inc., Four Corners Property Trust, Inc., Getty Realty Corp., NetSTREIT Corp., One Liberty Properties Inc., Plymouth Industrial REIT Inc., and Whitestone REIT (the “2023 Peer Group”) and (v) an index of selected issuers in our Peer Group (composed of Armada Hoffler Properties, Inc., Acadia Realty Trust, Agree Realty Corporation, Chatham Lodging Trust, Clipper Realty Inc., Four Corners Property Trust, Inc., Getty Realty Corp., NetSTREIT Corp., One Liberty Properties Inc., Plymouth Industrial REIT Inc., RPT Realty, Seritage Growth Properties, and Whitestone REIT (the “2022 Peer Group”).

The Company believes that the 2023 Peer Group more accurately and appropriately reflects its peers.

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

As of December 31, 2023, we own and manage, sometimes utilizing third-party property management companies, 20 commercial real estate properties in 8 states in the United States, comprising 3.7 million square feet of gross leasable space. In addition to our income property portfolio, as of December 31, 2023, our business included the following:

Management Services: A fee-based management business that is engaged in managing PINE as well as a portfolio of assets pursuant to the Portfolio Management Agreement, both as further described in Note 5, “Management Services Business” in the notes to the consolidated financial statements in Item 8.

Commercial Loans and Investments: A portfolio of four commercial loan investments and one preferred equity investment which is classified as a commercial loan investment.

Real Estate Operations: A portfolio of subsurface mineral interests associated with approximately 352,000 surface acres in 19 counties in the State of Florida (“Subsurface Interests”); and an inventory of mitigation credits produced by the Company’s formerly owned mitigation bank.

Our business also includes our investment in PINE. As of December 31, 2023, the fair value of our investment totaled $39.4 million, or 15.7% of PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

On December 10, 2021, the entity that held approximately 1,600 acres of undeveloped land in Daytona Beach, Florida (the “Land JV”), of which the Company previously held a 33.5% retained interest, completed the sale of all of its remaining land holdings for $66.3 million to Timberline Acquisition Partners, LLC an affiliate of Timberline Real Estate Partners (the “Land JV Sale”). Proceeds to the Company after distributions to the other member of the Land JV, and before taxes, were $24.5 million. Prior to the completion of the Land JV Sale, the Company was engaged in managing the Land

JV, as further described in Note 5, “Management Services Business” in the notes to the consolidated financial statements in Item 8. As a result of the Land JV Sale and corresponding dissolution of the Land JV, the Company no longer holds a retained interest in the Land JV as of December 31, 2021.

The Company operates in four primary business segments: income properties, management services, commercial loans and investments, and real estate operations.

REIT Conversion and Merger

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

Selected Historical Financial Information

The following table summarizes our selected historical financial information for each of the last five fiscal years (in thousands except per share amounts). The selected financial information has been derived from our audited consolidated financial statements. Additional data for fiscal years 2023, 2022, and 2021 is included elsewhere in this report.

	Fiscal Years Ended
	2023	2022	2021	2020	2019
Total Revenues	$109,119	$82,320	$70,272	$56,381	$44,941

Operating Income	$26,506	$10,667	$23,345	$12,280	$34,199

Net Income Attributable to the Company	$5,530	$3,158	$29,940	$78,509	$114,973
Distributions to Preferred Stockholders	(4,772)	(4,781)	(2,325)	—	—
Net Income (Loss) Attributable to Common Stockholders	$758	$(1,623)	$27,615	$78,509	$114,973

Per Share Information:
Basic:
Income (Loss) From Continuing Operations Attributable to Common Stockholders	$0.03	$(0.09)	$1.56	$5.56	$1.11
Income From Discontinued Operations (Net of Income Tax) Attributable to Common Stockholders	—	—	—	—	6.57
Basic Net Income (Loss) per Share Attributable to Common Stockholders	$0.03	$(0.09)	$1.56	$5.56	$7.68

Diluted:
Income (Loss) From Continuing Operations Attributable to Common Stockholders	$0.03	$(0.09)	$1.56	$5.56	$1.11
Income From Discontinued Operations (Net of Income Tax) Attributable to Common Stockholders	—	—	—	—	6.56
Diluted Net Income (Loss) per Share Attributable to Common Stockholders	$0.03	$(0.09)	$1.56	$5.56	$7.67

Dividends Declared and Paid - Preferred Stock	$1.59	$1.59	$—	$—	$—
Dividends Declared and Paid - Common Stock	$1.52	$1.49	$1.33	$4.63	$0.15

Summary of Financial Position:
Real Estate—Net	$734,463	$734,721	$494,695	$442,384	$370,591
Total Assets	$989,668	$986,545	$733,139	$666,700	$704,194
Stockholders’ Equity	$457,526	$504,770	$430,480	$350,899	$285,413
Long-Term Debt	$495,370	$445,583	$278,273	$273,830	$286,310

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

NAREIT defines FFO as GAAP net income or loss adjusted to exclude real estate related depreciation and amortization, as well as extraordinary items (as defined by GAAP) such as net gain or loss from sales of depreciable real estate assets, impairment write-downs associated with depreciable real estate assets and impairments associated with the implementation of current expected credit losses on commercial loans and investments at the time of origination, including the pro rata share of such adjustments of unconsolidated subsidiaries. The Company also excludes the gains or losses from sales of assets incidental to the primary business of the REIT which specifically include the sales of mitigation credits, subsurface sales, investment securities, and land sales, in addition to the mark-to-market of the Company’s investment securities and interest related to the 2025 Convertible Senior Notes, if the effect is dilutive. To derive Core FFO, we modify the NAREIT computation of FFO to include other adjustments to GAAP net income related to gains and losses recognized on the extinguishment of debt, amortization of above- and below-market lease related intangibles, and other unforecastable market- or transaction-driven non-cash items. To derive AFFO, we further modify the NAREIT computation of FFO and Core FFO to include other adjustments to GAAP net income related to non-cash revenues and expenses such as straight-line rental revenue, non-cash compensation, and other non-cash amortization, as well as adding back the interest related to the 2025 Convertible Senior Notes, if the effect is dilutive. Such items may cause short-term fluctuations in net income but have no impact on operating cash flows or long-term operating performance. We use AFFO as one measure of our performance when we formulate corporate goals.

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

Reconciliation of Non-U.S. GAAP Measures (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net Income Attributable to the Company	$5,530	$3,158	$29,940
Add Back: Effect of Dilutive Interest Related to 2025 Notes (1)	—	—	—
Net Income Attributable to the Company, If-Converted
Depreciation and Amortization of Real Estate	44,107	28,799	20,581
Loss (Gain) on Disposition of Assets, Net of Income Tax	(7,543)	4,170	(28,316)
Gain on Disposition of Other Assets	(2,272)	(2,992)	(4,924)
Provision for Impairment	1,556	—	13,283
Realized and Unrealized Loss (Gain) on Investment Securities	3,689	1,697	(10,340)
Extinguishment of Contingent Obligation	(2,815)	—	—
Income Tax Expense from Non-FFO Items and De-Recognition of REIT Deferred Tax Assets and Liabilities	—	—	1,840
Funds from Operations	42,252	34,832	22,064
Distributions to Preferred Stockholders	(4,772)	(4,781)	(2,325)
Funds From Operations Attributable to Common Stockholders	37,480	30,051	19,739
Loss on Extinguishment of Debt	—	—	3,431
Amortization of Intangibles to Lease Income	2,303	2,161	(404)
Less: Effect of Dilutive Interest Related to 2025 Notes (1)	—	—	—
Core Funds From Operations Attributable to Common Stockholders	39,783	32,212	22,766
Adjustments:
Straight-Line Rent Adjustment	(1,159)	(2,166)	(2,443)
COVID-19 Rent Repayments	46	105	842
Other Depreciation and Amortization	(91)	(232)	(676)
Amortization of Loan Costs, Discount on Convertible Debt, and Capitalized Interest	821	774	1,864
Non-Cash Compensation	3,673	3,232	3,168
Non-Recurring G&A	—	—	155
Adjusted Funds From Operations Attributable to Common Stockholders	$43,073	$33,925	$25,676

Weighted Average Number of Common Shares:
Basic	22,529,703	18,508,201	17,676,809
Diluted (2)	22,529,703	18,508,201	17,676,809

Dividends Declared and Paid - Preferred Stock	$1.59	$1.59	$0.77
Dividends Declared and Paid - Common Stock	$1.52	$1.49	$1.33
(1)	As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in net income or loss that would result from the assumed conversion of the 2025 Convertible Senior Notes to derive FFO effective January 1, 2022 due to the implementation of ASU 2020-06 which requires presentation on an if-converted basis. For the years ended December 31, 2023 and 2022, a total of $2.1 million and $2.2 million of interest, respectively, was not included as the impact of the 2025 Notes, if-converted, would be antidilutive to the net income (loss) attributable to common stockholders in each respective period.
(2)	A total of 3.3 million shares and 3.1 million shares, representing the dilutive impact of the 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, were not included in the computation of diluted net loss attributable to common stockholders for the years ended December 31, 2023 or 2022, respectively, because they were antidilutive to the net income (loss) attributable to common stockholders in each respective period.

Other Data (in thousands except per share data):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
FFO Attributable to Common Stockholders	$37,480	$30,051	$19,739
FFO Attributable to Common Stockholders per Common Share - Diluted	$1.66	$1.62	$1.12

Core FFO Attributable to Common Stockholders	$39,783	$32,212	$22,766
Core FFO Attributable to Common Stockholders per Common Share - Diluted (1)	$1.77	$1.74	$1.29

AFFO Attributable to Common Stockholders	$43,073	$33,925	$25,676
AFFO Attributable to Common Stockholders per Common Share - Diluted (1)	$1.91	$1.83	$1.45
(1)	A total of 3.3 million shares and 3.1 million shares, representing the dilutive impact of the 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, were not included in the computation of diluted net loss attributable to common stockholders for the years ended December 31, 2023 or 2022, respectively, because they were antidilutive to the net income (loss) attributable to common stockholders in each respective period.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Revenue

Total revenue for the year ended December 31, 2023 is presented in the following summary and indicates the changes as compared to the year ended December 31, 2022 (in thousands):

	Year Ended
Operating Segment	December 31, 2023	December 31, 2022	$ Variance	% Variance
Income Properties	$96,663	$68,857	$27,806	40.4%
Management Services	4,388	3,829	559	14.6%
Commercial Loans and Investments	4,084	4,172	(88)	(2.1)%
Real Estate Operations	3,984	5,462	(1,478)	(27.1)%
Total Revenue	$109,119	$82,320	$26,799	32.6%

Total revenue for the year ended December 31, 2023 increased to $109.1 million, compared to $82.3 million during the year ended December 31, 2022. The increase in total revenue is primarily attributable to increased revenue produced by the Company’s income property acquisitions during the latter part of the year ended December 31, 2022 and in the year ended December 31, 2023 versus that of properties disposed. Revenues further benefited from increased management fee income from PINE of $0.6 million. These increases were offset by a $1.5 million decrease in real estate operations which is primarily due to more mitigation credit sales occurring during the year ended December 31, 2022 versus December 31, 2023.

Income Properties

Revenue and operating income from our income property operations totaled $96.7 million and $68.2 million, respectively, during the year ended December 31, 2023, compared to total revenue and operating income of $68.9 million and $48.5 million, respectively, for the year ended December 31, 2022. The direct costs of revenues for our income property operations totaled $28.5 million and $20.4 million for the years ended December 31, 2023 and 2022, respectively. The increase in revenues of $27.8 million, or 40.4%, during the year ended December 31, 2023 is primarily attributable to the Company’s income property acquisitions during the latter part of the year ended December 31, 2022 and in the year ended December 31, 2023.

Management Services

Revenue from our management services totaled $4.4 million during the year ended December 31, 2023, and was earned primarily from PINE with less than $0.1 million earned from the Portfolio Management Agreement. Revenue from our management services totaled $3.8 million during the year ended December 31, 2022 and was earned from PINE.

Commercial Loans and Investments

Interest income from our commercial loans and investments totaled $4.1 million and $4.2 million during the years ended December 31, 2023 and 2022, respectively. The decrease is due to the timing of investments and repayments by borrowers within the Company’s commercial loans and investment portfolio.

Real Estate Operations

During the year ended December 31, 2023, operating income from real estate operations was $2.3 million on revenues totaling $4.0 million. During the year ended December 31, 2022, operating income from real estate operations was $3.0 million on revenues totaling $5.5 million. The operating income during the years ended December 31, 2023 and 2022 was the result of mitigation credit sales and sales of Subsurface Interests. There were more mitigation credit sales and sales of Subsurface Interests during the year ended December 31, 2022 versus the year ended December 31, 2023.

General and Administrative Expenses

Total general and administrative expenses for the year ended December 31, 2023 is presented in the following summary and indicates the changes as compared to the year ended December 31, 2022 (in thousands):

	Year Ended
General and Administrative Expenses (in thousands)	December 31, 2023	December 31, 2022	$ Variance	% Variance
Recurring General and Administrative Expenses	$10,576	$9,667	$909	9.4%
Non-Cash Stock Compensation	3,673	3,232	441	13.6%
Total General and Administrative Expenses	$14,249	$12,899	$1,350	10.5%

Gains (Losses) on Disposition of Assets and Provision for Impairment

Gain on Disposition of Assets – 2023 Dispositions. During the year ended December 31, 2023, the Company sold nine income properties, including (i) an outparcel of the multi-tenant property known as Eastern Commons, located in Henderson, Nevada, for $2.1 million, (ii) four outparcels of the multi-tenant property known as Crossroads Towne Center, located in Chandler, Arizona, for an aggregate sale price of $11.5 million, (iii) a single tenant office property located in Reston, Virginia leased to General Dynamics for $18.5 million, (iv) a multi-tenant property known as Westcliff, located in Fort Worth, Texas, for $14.8 million, (v) a multi-tenant property known as Eastern Commons, located in Henderson, Nevada, for $18.2 million, (vi) a single tenant office property known as Sabal Pavilion located in Tampa, Florida for $22.0 million. The sales of these nine properties reflect a total disposition volume of $87.1 million and resulted in aggregate gains on sales of $6.6 million, which consisted of aggregate gains on disposition of $8.2 million, aggregate losses on disposition of $0.7 million, and an impairment charge prior to sale of $0.9 million.

Loss on Disposition of Assets – 2022 Dispositions. During the year ended December 31, 2022, the Company sold six income properties, including (i) Party City, a single-tenant income property located in Oceanside, New York for $6.9 million, (ii) the Carpenter Hotel ground lease, a single-tenant income property located in Austin, Texas, which was recorded as a commercial loan investment prior to its disposition, for $17.1 million, (iii) the multi-tenant Westland Gateway Plaza located in Hialeah, Florida, which was recorded as a commercial loan investment prior to its disposition, for $22.2 million, (iv) Chuy’s, a single-tenant property, located in Jacksonville, Florida for $5.8 million, (v) Firebirds, a single-tenant property, located in Jacksonville, Florida for $5.5 million, and (vi) 245 Riverside, a multi-tenant office income property located in Jacksonville, Florida for $23.6 million. The sale of these six properties reflect a total disposition volume of $81.1 million, resulting in aggregate gains on sales of $4.7 million.

The $4.7 million in aggregate income property sale gains were offset by an $11.9 million loss on the sale of the Company’s Mitigation Bank during the year ended December 31, 2022.

Provision for Impairment. In the aggregate, $1.5 million of impairment charges were recorded during the year ended December 31, 2023, as described below, with no such charges during the year ended December 31, 2022.

During the year ended December 31, 2023, the Company recorded a $0.9 million impairment charge on the sale of the Westcliff Property. The purchase and sale agreement for the Company’s sale of the Westcliff Property was executed on July 28, 2023. The impairment charge of $0.9 million represents the sales price, less the book value of the asset as of September 30, 2023, less costs to sell. The sale of the Westcliff Property closed on October 12, 2023.

During the year ended December 31, 2023, the Company recorded a $0.6 million impairment charge representing the provision for credit losses related to our commercial loans and investments.

Depreciation and Amortization

Depreciation and amortization totaled $44.2 million and $28.9 million during the years ended December 31, 2023 and 2022, respectively. The increase of $15.3 million is primarily due to the increase in the Company’s income property portfolio.

Investment and Other Income

During the year ended December 31, 2023, the closing stock price of PINE decreased by $2.17 per share, with a closing price of $16.91 on December 31, 2023. During the year ended December 31, 2022, the closing stock price of PINE decreased by $0.96 per share, with a closing price of $19.08 on December 31, 2022. The decreases resulted in unrealized, non-cash losses on the Company’s investment in PINE of $4.7 million and $1.7 million which is included in investment and other income in the consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively.

The Company earned dividend income from the investment in PINE of $2.5 million and $2.3 million during the years ended December 31, 2023 and 2022, respectively.

The Company derecognized two contingent obligations through a $2.8 million increase in investment and other income during the year ended December 31, 2023, pursuant to two leases whereby the Company’s obligation to fund certain tenant improvements was eliminated or expired prior to being exercised. The liabilities were previously included in Accrued and Other Liabilities on the Company’s consolidated balance sheets.

Interest Expense

Interest expense totaled $22.4 million and $11.1 million for the years ended December 31, 2023 and 2022, respectively. The increase of $11.3 million resulted primarily from overall higher leverage as well as higher marginal interest rates and higher interest rates on the non-fixed portion of the Credit Facility balance.

Net Income

Net income attributable to the Company totaled $5.5 million and $3.2 million during the years ended December 31, 2023 and 2022, respectively. The increase in net income is attributable to the factors described above.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled $17.8 million at December 31, 2023, including restricted cash of $7.6 million, see Note 2 “Summary of Significant Accounting Policies” under the heading Restricted Cash in the notes to the consolidated financial statements in Item 8 for the Company’s disclosure related to its restricted cash balance at December 31, 2023.

Our total cash balance at December 31, 2023, reflected cash flows provided by our operating activities totaling $46.4 million during the year ended December 31, 2023, compared to the prior year’s cash flows provided by operating activities totaling $56.1 million for the year ended December 31, 2022, a decrease of $9.7 million. The decrease of $9.7 million is primarily due to the transaction during the year ended December 31, 2022 whereby the Company sold the Mitigation Bank for a sales price of $8.1 million, which was not a recurring cash flow during the year ended December 31, 2023.

Our cash flows used in investing activities totaled $52.6 million for the year ended December 31, 2023, compared to cash flows used in investing activities of $267.6 million for the year ended December 31, 2022, a decrease of $215.0 million. The decrease in cash used in investing activities of $215.0 million is primarily related to a net decrease in cash outflows of $254.5 million during the year ended December 31, 2023 related to the timing of income property acquisitions versus dispositions, which decrease in cash outflows was partially offset by $40.1 million in additional cash outflows, net proceeds received, related to the timing of certain investments in the Company’s commercial loans and investment portfolio.

Our cash flows provided by financing activities totaled $2.8 million for the year ended December 31, 2023, compared to cash flows provided by financing activities of $201.4 million for the year ended December 31, 2022, a decrease in cash flows received of $198.6 million. The decrease of $198.6 million is primarily related to a decrease in net debt of $97.5 million as well as $98.2 million net decrease in proceeds from capital markets activity which consisted of a common stock offering and ATM activity during the year ended December 31, 2022 with a higher volume of common stock repurchases during the year ended December 31, 2023.

See Note 16, “Long-Term Debt” in the notes to the consolidated financial statements in Item 8 for the Company’s disclosure related to its long-term debt balance at December 31, 2023.

Acquisitions and Investments. During the year ended December 31, 2023, the Company acquired four additional buildings within an existing multi-tenanted retail income property, one multi-tenanted retail income property, and one vacant land parcel adjacent to an existing multi-tenanted retail property owned by the Company for an aggregate purchase price of $80.0 million, or a total acquisition cost of $80.3 million, as further described in Note 3, “Income Properties” in the notes to the consolidated financial statements in Item 8.

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

Dispositions. During the year ended December 31, 2023, the Company sold nine properties for an aggregate sales price of $87.1 million. The sales of the properties generated aggregate gains of $6.6 million.

Contractual Obligations. The Company has committed to fund the following capital improvements. The improvements, which are related to several properties, are estimated to be generally completed within twelve months. These commitments, as of December 31, 2023, are as follows (in thousands):

As of December 31, 2023
Total Commitment (1)	$17,888
Less Amount Funded	(4,236)
Remaining Commitment	$13,652

(1)     Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

The Company is also contractually obligated under its various long-term debt and operating lease agreements. In the aggregate, the Company is obligated under such agreements to repay $496.8 million due in excess of one year.

As of December 31, 2023, we have no other contractual requirements to make capital expenditures.

We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations, proceeds from the completion of the sales of assets utilizing the reverse like-kind 1031 exchange structure,  and $137.0 million of undrawn commitments available on the existing $300.0 million Credit Facility as of December 31, 2023.

COMMON STOCK REPURCHASE PROGRAM

On February 16, 2023, the Board approved a common stock repurchase program (the “February $5.0 Million Common Stock Repurchase Program”). Pursuant to the February $5.0 Million Common Stock Repurchase Program, the Company was authorized to repurchase shares of its common stock for a total purchase price of up to $5.0 million. During the year ended December 31, 2023, prior to March 31, 2023, the Company repurchased 303,354 shares of its common stock on the open market for a total cost of $5.0 million, or an average price per share of $16.48, pursuant to the February $5.0 Million Common Stock Repurchase Program. Accordingly, as of March 31, 2023, no shares of the Company’s common stock remained available for repurchase under the February $5.0 Million Common Stock Repurchase Program.

On April 25, 2023, the Board approved a common stock repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase shares (the “April $5.0 Million Common Stock Repurchase Program”). Pursuant to the April $5.0 Million Common Stock Repurchase Program, the Company may repurchase shares of its common stock for a total purchase price of up to $5.0 million. Shares may be purchased under the April $5.0 Million Common Stock Repurchase Program in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The April $5.0 Million Common Stock Repurchase

Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended. During the year ended December 31, 2023, the Company repurchased 65,946 shares of its common stock on the open market for a total cost of $1.0 million, or an average price per share of $15.72, pursuant to the April $5.0 Million Common Stock Repurchase Program, leaving $4.0 million remaining of the April $5.0 Million Common Stock Repurchase Program as of December 31, 2023.

In the aggregate, under the February $5.0 Million Common Stock Repurchase Program and April $5.0 Million Common Stock Repurchase Program, the Company repurchased 369,300 shares of its common stock on the open market for a total cost of $6.0 million, or an average price per share of $16.35.

SERIES A PREFERRED STOCK REPURCHASE PROGRAM

On February 16, 2023, the Company’s Board of Directors approved a Series A Preferred Stock repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase shares (the “Series A Preferred Stock Repurchase Program”). Pursuant to the Series A Preferred Stock Repurchase Program, the Company may repurchase shares of its Series A Preferred Stock for a total purchase price of up to $3.0 million. Shares may be purchased under the Series A Preferred Stock Repurchase Program in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. The Series A Preferred Stock Repurchase Program does not obligate the Company to acquire any particular amount of shares of its Series A Preferred Stock and may be modified or suspended. During the year ended December 31, 2023, the Company repurchased 21,192 shares of Series A Preferred Stock on the open market for a total cost of $0.4 million, or an average price per share of $18.45.

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

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease.  As required by U.S. GAAP, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The assumptions underlying the allocation of relative fair values are based on market information including, but not limited to: (i) the estimate of replacement cost of improvements under the cost approach, (ii) the estimate of land values based on comparable sales under the sales comparison approach, and (iii) the estimate of future benefits determined by either a reasonable rate of return over a single year’s net cash flow, or a forecast of net cash flows projected over a reasonable investment horizon under the income capitalization approach. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled four additional buildings within an existing multi-tenanted retail income property and one multi-tenanted retail income property for a combined acquisition cost of $76.0 million for the year ended December 31, 2023 and four multi-tenanted retail income properties and one portfolio of three single-tenant properties for a combined acquisition cost of $315.6 million for the year ended December 31, 2022.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our Credit Facility, as this facility carries a variable rate of interest. Our borrowings on our $300.0 million Credit Facility bear interest at a rate ranging from SOFR plus 0.10% plus 125 basis points to SOFR plus 0.10% plus 220 basis points based on our level of borrowing as a percentage of our total asset value. As of December 31, 2023 and 2022, the outstanding balance on our Credit Facility totaled $163.0 million and $113.8 million, of which $63.0 million and $113.8 million, respectively, were not fixed by virtue of an interest rate swap agreement. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by $0.6 million and $1.1 million as of December 31, 2023 and 2022, respectively. The Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to certain of its debt borrowings, see Note 17, “Interest Rate Swaps” in the notes to the consolidated financial statements in Item 8. By virtue of fixing the variable rate on certain debt borrowings, our exposure to changes in interest rates is minimal but for the impact on other comprehensive income and loss. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In conducting this assessment, it used the criteria set forth by COSO in the 2013 Framework. Based on management’s assessment and those criteria, management believes that the Company has maintained effective internal control over financial reporting as of December 31, 2023. The audit report, of Grant Thornton LLP, the Company’s independent registered public accounting firm, on the effectiveness of our internal control over financial reporting as of December 31, 2023, is included in this Annual Report on Form 10-K and is incorporated herein as Item 15.

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

ITEM 9C.            DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be set forth herein will be included in the Company’s definitive proxy statement for its 2024 annual stockholders’ meeting to be filed with the SEC within 120 days after the end of the registrant’s fiscal year ended December 31, 2023 (the “Proxy Statement”), which sections are incorporated herein by reference.

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

3. EXHIBITS

See Exhibit Index on page 62 of this Annual Report on Form 10-K.

ITEM 16.              FORM 10-K SUMMARY

Not applicable

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

EXHIBITS

TO

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2023

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

Material Contracts:

*(10.1)

Fifth Amended and Restated CTO Realty Growth, Inc., 2010 Equity Incentive Plan, filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed July 27, 2023, and incorporated herein by reference.

*(10.2)

Consolidated-Tomoka Land Co.( now CTO Realty Growth, Inc.) 2017 Executive Annual Cash Incentive Plan, dated February 22, 2017, filed as Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.

*(10.3)	Amended 2017 Executive Annual Cash Incentive Plan, filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed October 26, 2023, and incorporated herein by reference.

*(10.4)

Form of Restricted Share Award Agreement under the Third Amended and Restated CTO Realty Growth, Inc., 2010 Equity Incentive Plan, filed as Exhibit 10.16 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

*(10.5)	Form of Restricted Share Award Agreement, dated July 1, 2022, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 1, 2022, and incorporated herein by reference.

*(10.6)

Omnibus Amendment to Restricted Share Award Agreements, dated as of July 1, 2022, filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 1, 2022, and incorporated herein by reference.

*(10.7)

Form of February 27, 2019 Non-Employee Director Stock Award Agreement, filed as Exhibit 10.31 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.

*(10.8)	Form of January 23, 2019 Performance Share Award Agreement filed as Exhibit 10.15 to the registrant’s Annual Report on Form 10-K filed March 5, 2021, and incorporated herein by reference.

*(10.9)

Form of February 24, 2020 Performance Share Award Agreement, filed as Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, and incorporated herein by reference.

*(10.10)	Form of February 10, 2021 Performance Share Award Agreement filed as Exhibit 10.17 to the registrant’s Annual Report on Form 10-K filed March 5, 2021, and incorporated herein by reference.

*(10.11)

Form of February 17, 2022 Performance Share Award Agreement, filed as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference.

*(10.12)	Form of February 17, 2023 Performance Share Award Agreement, filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed April 27, 2023, and incorporated herein by reference.

*(10.13)

Omnibus Amendment to Performance Share Award Agreements, dated as of July 1, 2022, filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on July 1, 2022, and incorporated herein by reference.

*(10.14)

Employment Agreement between Consolidated-Tomoka Land Co.( now CTO Realty Growth, Inc.) and John P. Albright entered into June 30, 2011, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference.

*(10.15)

Employment Agreement between Consolidated-Tomoka Land Co.( now CTO Realty Growth, Inc.) and Daniel E. Smith entered into October 22, 2014, filed as Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.

*(10.16)

Employment Agreement between CTO Realty Growth, Inc. and Matthew M. Partridge entered into September 2, 2020 filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 9, 2020, and incorporated herein by reference.

(10.17)

Second Amended and Restated Credit Agreement, which supersedes the Company’s existing Amended and Restated Credit Agreement, with Bank of Montreal (“BMO”) and the other lenders thereunder, with BMO acting as Administrative Agent, dated September 7, 2017, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 13, 2017, and incorporated herein by reference.

(10.18)

Second Amendment to Second Amended and Restated Credit Agreement Dated May 24, 2019, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 3, 2019, and incorporated herein by reference.

(10.19)

Third Amendment to Second Amended and Restated Credit Agreement Dated November 26, 2019 filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 27, 2019, and incorporated herein by reference.

(10.20)

Fourth Amendment to Second Amended and Restated Credit Agreement between CTO Realty Growth, Inc., the Borrower, the Guarantors party thereto, the Lenders party thereto and Bank of Montreal, as Administrative Agent, dated July 1, 2020 filed as Exhibit 10.34 to registrant’s Quarterly Report on Form 10-Q filed August 7, 2020, and incorporated herein by reference.

(10.21)

Fifth Amendment to Second Amended and Restated Credit Agreement between CTO Realty Growth, Inc., the Borrower, the Guarantors party thereto, the Lenders party thereto and Bank of Montreal, as Administrative Agent, dated November 9, 2020, filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K filed November 13, 2020, and incorporated herein by reference.

(10.22)

Sixth Amendment to Second Amended and Restated Credit Agreement and Joinder Dated March 10, 2021 filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 12, 2021, and incorporated herein by reference.

(10.23)

Seventh Amendment to Second Amended and Restated Credit Agreement and Joinder Dated November 5, 2021 filed as Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference.

(10.24)

Eighth Amendment to Second Amended and Restated Credit Agreement and Joinder Dated September 20, 2022 filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 23, 2022, and incorporated herein by reference.

(10.25)

Tax Protection Agreement among Alpine Income Property Trust, Inc., Alpine Income Property Trust OP, LP, Consolidated-Tomoka Land Co.( now CTO Realty Growth, Inc.) and Indigo Group Ltd. filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed November 27, 2019, and incorporated herein by reference.

(10.26)

Management Agreement among Alpine Income Property Trust, Inc., Alpine Income Property OP, LP and Alpine Income Property Manager, LLC filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed November 27, 2019, and incorporated herein by reference.

(10.27)

Exclusivity and Right of First Offer Agreement between Alpine Income Property Trust, Inc. and Consolidated-Tomoka Land Co.( now CTO Realty Growth, Inc.) filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed November 27, 2019, and incorporated herein by reference.

*(10.28)	Form of February 14, 2024 Performance Share Award Agreement (filed herewith).

(10.29)	Ninth Amendment to Second Amended and Restated Credit Agreement, Release and Joinder Dated December 20, 2023 (filed herewith).

(21.1)	Subsidiaries of the Registrant.

(23.1)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

**(32.1)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**(32.2)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*(97.1)	Policy Relating to Recovery of Erroneously Awarded Compensation (filed herewith).

(101.1)

The following materials from CTO Realty Growth, Inc. Annual Report on Form 10-K for the period ended December 31, 2023, are formatted in Extensible Business Reporting Language: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of stockholders' equity (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements.

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

CTO REALTY GROWTH, INC. (Registrant)

Date: February 22, 2024	By:	/S/ JOHN P. ALBRIGHT
John P. Albright
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 22, 2024	President and Chief Executive Officer (Principal Executive Officer), and Director	/S/ JOHN P. ALBRIGHT
John P. Albright
February 22, 2024	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	/S/ MATTHEW M. PARTRIDGE
Matthew M. Partridge
February 22, 2024	Vice President and Chief Accounting Officer	/S/ LISA M. VORAKOUN
	(Principal Accounting Officer)	Lisa M. Vorakoun

February 22, 2024	Chairman of the Board, Director	/S/ LAURA M. FRANKLIN
Laura M. Franklin
February 22, 2024	Director	/S/ GEORGE R. BROKAW
George R. Brokaw
February 22, 2024	Director	/S/ CHRISTOPHER J. DREW
Christopher J. Drew
February 22, 2024	Director	/S/ R. BLAKESLEE GABLE
R. Blakeslee Gable
February 22, 2024	Director	/S/ CHRISTOPHER W. HAGA
Christopher W. Haga

CTO REALTY GROWTH, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CTO Realty Growth, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CTO Realty Growth, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 22, 2024 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair value of real estate acquired with in-place leases

As described further in note 3 to the financial statements, the Company acquired four buildings within an existing multi-tenant income property and one multi-tenant income property during 2023 for a total acquisition cost of $76 million. As described further in note 2 to the financial statements, the acquisition cost of real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. We identified the evaluation of the fair value of real estate acquired with in-place leases as a critical audit matter.

The principal consideration for our determination that the evaluation of the fair value of real estate acquired with in-place leases is a critical audit matter is that auditing the estimates of fair values of the acquired tangible assets and identified intangible assets and liabilities is complex due to the significant assumptions being sensitive to changes, including discount rates, terminal rates, and market rental rates that can be impacted by expectations about future market or economic conditions.

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

February 22, 2024

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CTO Realty Growth, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of CTO Realty Growth Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 22, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Orlando, Florida

February 22, 2024

CTO REALTY GROWTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	December 31, 2023	December 31, 2022
ASSETS
Real Estate:
Land, at Cost	$222,232	$233,930
Building and Improvements, at Cost	559,389	530,029
Other Furnishings and Equipment, at Cost	857	748
Construction in Process, at Cost	3,997	6,052
Total Real Estate, at Cost	786,475	770,759
Less, Accumulated Depreciation	(52,012)	(36,038)
Real Estate—Net	734,463	734,721
Land and Development Costs	731	685
Intangible Lease Assets—Net	97,109	115,984
Investment in Alpine Income Property Trust, Inc.	39,445	42,041
Mitigation Credits	1,044	1,856
Mitigation Credit Rights	—	725
Commercial Loans and Investments	61,849	31,908
Cash and Cash Equivalents	10,214	19,333
Restricted Cash	7,605	1,861
Refundable Income Taxes	246	448
Deferred Income Taxes—Net	2,009	2,530
Other Assets—See Note 12	34,953	34,453
Total Assets	$989,668	$986,545
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$2,758	$2,544
Accrued and Other Liabilities—See Note 18	18,373	18,028
Deferred Revenue—See Note 19	5,200	5,735
Intangible Lease Liabilities—Net	10,441	9,885
Long-Term Debt	495,370	445,583
Total Liabilities	532,142	481,775
Commitments and Contingencies—See Note 22
Stockholders’ Equity:
Preferred Stock – 100,000,000 shares authorized; $0.01 par value, 6.375% Series A Cumulative Redeemable Preferred Stock, $25.00 Per Share Liquidation Preference, 2,978,808 shares issued and outstanding at December 31, 2023 and 3,000,000 shares issued and outstanding at December 31, 2022	30	30
Common Stock – 500,000,000 shares authorized; $0.01 par value, 22,643,034 shares issued and outstanding at December 31, 2023 and 22,854,775 shares issued and outstanding at December 31, 2022	226	229
Additional Paid-In Capital	168,435	172,471
Retained Earnings	281,944	316,279
Accumulated Other Comprehensive Income	6,891	15,761
Total Stockholders’ Equity	457,526	504,770
Total Liabilities and Stockholders’ Equity	$989,668	$986,545

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Revenues
Income Properties	$96,663	$68,857	$50,679
Management Fee Income	4,388	3,829	3,305
Interest Income From Commercial Loans and Investments	4,084	4,172	2,861
Real Estate Operations	3,984	5,462	13,427
Total Revenues	109,119	82,320	70,272
Direct Cost of Revenues
Income Properties	(28,455)	(20,364)	(13,815)
Real Estate Operations	(1,723)	(2,493)	(8,615)
Total Direct Cost of Revenues	(30,178)	(22,857)	(22,430)
General and Administrative Expenses	(14,249)	(12,899)	(11,202)
Provision for Impairment	(1,556)	—	(17,599)
Depreciation and Amortization	(44,173)	(28,855)	(20,581)
Total Operating Expenses	(90,156)	(64,611)	(71,812)
Gain (Loss) on Disposition of Assets	7,543	(7,042)	28,316
Loss on Extinguishment of Debt	—	—	(3,431)
Other Gain (Loss)	7,543	(7,042)	24,885
Total Operating Income	26,506	10,667	23,345
Investment and Other Income	1,987	776	12,445
Interest Expense	(22,359)	(11,115)	(8,929)
Income Before Income Tax Benefit (Expense)	6,134	328	26,861
Income Tax Benefit (Expense)	(604)	2,830	3,079
Net Income Attributable to the Company	5,530	3,158	29,940
Distributions to Preferred Stockholders	(4,772)	(4,781)	(2,325)
Net Income (Loss) Attributable to Common Stockholders	$758	$(1,623)	$27,615

Per Share Information—See Note 14:
Basic and Diluted Net Income (Loss) Attributable to Common Stockholders	$0.03	$(0.09)	$1.56

Weighted Average Number of Common Shares
Basic and Diluted	22,529,703	18,508,201	17,676,809

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net Income Attributable to the Company	$5,530	$3,158	$29,940
Other Comprehensive Income (Loss):
Cash Flow Hedging Derivative - Interest Rate Swaps	(8,870)	14,244	3,427
Total Other Comprehensive Income (Loss)	(8,870)	14,244	3,427
Total Comprehensive Income (Loss)	$(3,340)	$17,402	$33,367

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance January 1, 2021	$—	$7,250	$(77,541)	$83,183	$339,917	$(1,910)	$350,899
Net Income Attributable to the Company	—	—	—	—	29,940	—	29,940
Stock Repurchase	—	—	—	(2,210)	—	—	(2,210)
Vested Restricted Stock and Performance Shares	—	—	—	(436)	—	—	(436)
Exercise of Stock Options and Common Stock Issuance	—	—	—	357	—	—	357
Issuance of Preferred Stock, Net of Underwriting Discount and Expenses	30	—	—	72,400	—	—	72,430
Common Stock Equity Issuance Costs	—	—	—	(197)	—	—	(197)
Stock-Based Compensation Expense	—	—	—	2,668	—	—	2,668
Par Value $0.01 per Share and Treasury Stock Derecognized at January 29, 2021	—	(7,190)	77,541	(70,351)	—	—	—
Preferred Stock Dividends Declared for the Period	—	—	—	—	(2,325)	—	(2,325)
Common Stock Dividends Declared for the Period	—	—	—	—	(24,073)	—	(24,073)
Other Comprehensive Income	—	—	—	—	—	3,427	3,427
Balance December 31, 2021	30	60	—	85,414	343,459	1,517	430,480
Net Income Attributable to the Company	—	—	—	—	3,158	—	3,158
Three-for-One Stock Split	—	122	—	(122)	—	—	—
Adjustment to Equity Component of Convertible Debt Upon Adoption of ASU 2020-06	—	—	—	(7,034)	4,022	—	(3,012)
Stock Repurchase	—	(1)	—	(2,791)	—	—	(2,792)
Vested Restricted Stock and Performance Shares	—	—	—	(845)	—	—	(845)
Exercise of Stock Options and Common Stock Issuance	—	—	—	315	—	—	315
Stock Issuance, Net of Equity Issuance Costs	—	48	—	94,803	—	—	94,851
Stock-Based Compensation Expense	—	—	—	2,731	—	—	2,731
Preferred Stock Dividends Declared for the Period	—	—	—	—	(4,781)	—	(4,781)
Common Stock Dividends Declared for the Period	—	—	—	—	(29,579)	—	(29,579)
Other Comprehensive Income	—	—	—	—	—	14,244	14,244
Balance December 31, 2022	30	229	—	172,471	316,279	15,761	504,770
Net Income Attributable to the Company	—	—	—	—	5,530	—	5,530
Stock Repurchase	—	(4)	—	(6,435)	—	—	(6,439)
Vested Restricted Stock and Performance Shares	—	1	—	(1,029)	—	—	(1,028)
Exercise of Stock Options and Common Stock Issuance	—	—	—	375	—	—	375
Common Stock Equity Issuance Costs	—	—	—	(175)	—	—	(175)
Stock-Based Compensation Expense	—	—	—	3,228	—	—	3,228
Preferred Stock Dividends Declared for the Period	—	—	—	—	(4,772)	—	(4,772)
Common Stock Dividends Declared for the Period	—	—	—	—	(35,093)	—	(35,093)
Other Comprehensive Loss	—	—	—	—	—	(8,870)	(8,870)
Balance December 31, 2023	$30	$226	$—	$168,435	$281,944	$6,891	$457,526

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Cash Flow from Operating Activities:
Net Income Attributable to the Company	$5,530	$3,158	$29,940
Adjustments to Reconcile Net Income (Loss) Attributable to the Company to Net Cash Provided by Operating Activities:
Depreciation and Amortization	44,173	28,855	20,581
Amortization of Intangible Liabilities to Income Property Revenue	2,303	2,161	(404)
Amortization of Deferred Financing Costs to Interest Expense	970	755	586
Amortization of Discount on Convertible Debt	159	189	1,278
Gain on Disposition of Real Estate and Intangible Lease Assets and Liabilities	(7,543)	(3,869)	(28,316)
Loss on Disposition of Mitigation Bank	—	11,713	—
Gain on Disposition of Commercial Loans and Investments	—	(802)	—
Loss on Extinguishment of Debt	—	—	3,431
Provision for Impairment	1,556	—	17,599
Accretion of Commercial Loans and Investments Origination Fees	(137)	(174)	(2)
Non-Cash Imputed Interest	(29)	(126)	(438)
Deferred Income Taxes	521	(3,013)	(3,038)
Unrealized Loss (Gain) on Investment Securities	3,902	1,697	(10,340)
Extinguishment of Contingent Obligation	(2,815)	—	—
Non-Cash Compensation	3,673	3,232	3,168
Decrease (Increase) in Assets:
Refundable Income Taxes	202	(5)	(416)
Assets Held for Sale	—	—	833
Land and Development Costs	(46)	7	6,391
Mitigation Credits and Mitigation Credit Rights	1,537	10,427	(15,750)
Other Assets	(4,617)	(5,067)	(3,191)
Increase (Decrease) in Liabilities:
Accounts Payable	214	1,866	(370)
Accrued and Other Liabilities	(2,597)	3,863	5,680
Deferred Revenue	(535)	1,230	1,186
Liabilities Held for Sale	—	—	(831)
Net Cash Provided By Operating Activities	46,421	56,097	27,577
Cash Flow from Investing Activities:
Acquisition of Real Estate and Intangible Lease Assets and Liabilities	(102,949)	(313,926)	(256,381)
Acquisition of Commercial Loans and Investments	(32,869)	(53,369)	(364)
Restricted Cash Balance Received in Acquisition of Interest in Joint Venture	—	—	596
Cash Received from Joint Ventures	—	—	23,864
Proceeds from Disposition of Property, Plant, and Equipment, Net, and Assets Held for Sale	84,336	40,777	129,461
Principal Payments Received on Commercial Loans and Investments	986	61,628	—
Acquisition of Investment Securities	(3,239)	(2,739)	(143)
Proceeds from the Sale of Investment Securities	1,174	—	—
Net Cash Used In Investing Activities	(52,561)	(267,629)	(102,967)
Cash Flow From Financing Activities:
Proceeds from Long-Term Debt	148,850	380,500	314,500
Payments on Long-Term Debt	(99,600)	(233,750)	(283,519)
Cash Paid for Loan Fees	(180)	(2,724)	(1,587)
Cash Received Exercise of Stock Options and Common Stock Issuance	375	315	(162)
Proceeds from Issuance of Preferred Stock, Net of Underwriting Discount and Expenses	—	—	72,430
Cash Used to Purchase Common and Preferred Stock	(6,439)	(2,792)	(2,210)
Cash Paid for Vesting of Restricted Stock	(1,028)	(845)	(436)
Proceeds from (Cash Paid for) Issuance of Common Stock, Net	(175)	94,350	(197)
Dividends Paid - Preferred Stock	(4,772)	(4,781)	(2,325)
Dividends Paid - Common Stock	(34,266)	(28,896)	(23,580)
Net Cash Provided By Financing Activities	2,765	201,377	72,914
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(3,375)	(10,155)	(2,476)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	21,194	31,349	33,825
Cash, Cash Equivalents and Restricted Cash, End of Period	$17,819	$21,194	$31,349

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$10,214	$19,333	$8,615
Restricted Cash	7,605	1,861	22,734
Total Cash	$17,819	$21,194	$31,349

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Taxes, Net of Refunds Received	$(118)	$107	$406
Cash Paid for Interest (1)	$21,636	$9,862	$7,274

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Gain on Cash Flow Hedges	$(8,870)	$14,244	$3,427
Adjustment to Equity Component of Convertible Debt Upon Adoption of ASU 2020-06	$—	$3,012	$—
Common Stock Dividends Declared and Unpaid	$827	$683	$493
Assumption of Mortgage Note Payable	$—	$17,800	$30,000
(1)	Includes capitalized interest of $0.3 million and $0.2 million during the years ended December 31, 2023 and 2022, respectively, with no interest capitalized during the year ended December 31, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022, and 2021

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

As of December 31, 2023, we own and manage, sometimes utilizing third-party property management companies, 20 commercial real estate properties in 8 states in the United States, comprising 3.7 million square feet of gross leasable space. In addition to our income property portfolio, as of December 31, 2023, our business included the following:

Management Services: A fee-based management business that is engaged in managing Alpine Income Property Trust, Inc. (“PINE”), as well as a portfolio of assets pursuant to the Portfolio Management Agreement, both as further described in Note 5, “Management Services Business.”

Commercial Loans and Investments: A portfolio of four commercial loan investments and one preferred equity investment which is classified as a commercial loan investment.

Real Estate Operations: A portfolio of subsurface mineral interests associated with approximately 352,000 surface acres in 19 counties in the State of Florida (“Subsurface Interests”); and an inventory of mitigation credits produced by the Company’s formerly owned mitigation bank.

Our business also includes our investment in PINE. As of December 31, 2023, the fair value of our investment totaled $39.4 million, or 15.7% of PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

On December 10, 2021, the entity that held approximately 1,600 acres of undeveloped land in Daytona Beach, Florida (the “Land JV”), of which the Company previously held a 33.5% retained interest, completed the sale of all of its remaining land holdings for $66.3 million to Timberline Acquisition Partners, LLC an affiliate of Timberline Real Estate Partners (the “Land JV Sale”). Proceeds to the Company after distributions to the other member of the Land JV, and before taxes, were $24.5 million. Prior to the completion of the Land JV Sale, the Company was engaged in managing the Land JV, as further described in Note 5, “Management Services Business” in the notes to the consolidated financial statements in Item 8. As a result of the Land JV Sale and corresponding dissolution of the Land JV, the Company no longer holds a retained interest in the Land JV as of December 31, 2021.

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

All inter-company balances and transactions have been eliminated in the consolidated financial statements. As of December 31, 2023, the Company has an equity investment in PINE.

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

SEGMENT REPORTING

ASC Topic 280, Segment Reporting, establishes standards related to the manner in which enterprises report operating segment information. The Company operates in four primary business segments including income properties, management services, commercial loans and investments, and real estate operations, as further discussed within Note 23, “Business Segment Data”.  The Company has no other reportable segments. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on a disaggregated basis for purposes of allocating and evaluating financial performance.

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

Segment Reporting. In November 2023, the FASB issued ASU 2023-07 which enhances segment disclosure requirements for entities required to report segment information in accordance with FASB ASC 280, Segment Reporting. The amendments in this update are effective for annual reporting periods beginning after December 15, 2023.

Income Taxes. In December 2023, the FASB issued ASU 2023-09 which enhances income tax disclosure requirements in accordance with FASB ASC 740, Income Taxes. The amendments in this update are effective for annual reporting periods beginning after December 15, 2023.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of December 31, 2023 and 2022 include certain amounts over the Federal Deposit Insurance Corporation limits.

RESTRICTED CASH

Restricted cash totaled $7.6 million at December 31, 2023, of which $6.9 million is being held in various escrow accounts to be reinvested through the like-kind exchange structure into other income properties, and $0.7 million is being held in two interest and/or real estate tax reserve accounts related to the Company’s commercial loans and investments.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at December 31, 2023 and 2022, approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s Credit Facility (hereinafter defined) as of December 31, 2023 and 2022, approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s fixed rate commercial loans and investments, the 2026 Term Loan (hereinafter defined), the 2027 Term Loan (hereinafter defined), the 2028 Term Loan (hereinafter defined), mortgage note, and convertible debt held as of December 31, 2023 and 2022 are measured at fair value based on current market rates for financial instruments with similar risks and maturities (see Note 9, “Fair Value of Financial Instruments”).

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

COMMERCIAL LOANS AND INVESTMENTS

Investments in commercial loans and investments held for investment are recorded at historical cost, net of unaccreted origination costs and current expected credit losses (“CECL”) reserve.

Pursuant to ASC 326, Financial Instruments - Credit Losses, the Company measures and records a provision for CECL each time a new investment is made or a loan is repaid, as well as if changes to estimates occur during a quarterly measurement period. We are unable to use historical data to estimate expected credit losses, as we have incurred no losses to date. Management utilizes a loss-rate method and considers macroeconomic factors to estimate its CECL allowance, which is calculated based on the amortized cost basis of the commercial loans.

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

ACCOUNTS RECEIVABLE

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of accrued tenant reimbursable expenses and other tenant receivables. Receivables related to income property tenants totaled $4.6 million and $2.2 million as of December 31, 2023 and 2022, respectively. The $2.4 million increase is primarily attributable to an increase in estimated accrued receivables for variable lease payments including common area maintenance, insurance, real estate taxes and other operating expenses.

Accounts receivable related to real estate operations, which are classified in other assets on the consolidated balance sheets, totaled $0.6 million and $0.8 million as of December 31, 2023 and 2022, respectively. The accounts receivable as of December 31, 2023 and 2022 are primarily related to the reimbursement of certain infrastructure costs completed by the Company in conjunction with two land sale transactions that closed during the fourth quarter of 2015 as more fully described in Note 12, “Other Assets.”

The Company continually assesses the collectability of receivables related to our income property tenants and real estate operations. In evaluating collectability, we consider the tenant's payment history, the financial condition of the tenant, current macroeconomic trends, and other factors as deemed necessary. The collectability of the aforementioned receivables shall be adjusted through an allowance for doubtful accounts which is included in income property revenue on the consolidated statements of operations. As of December 31, 2023 and 2022, the Company’s allowance for doubtful accounts totaled $1.7 million and $1.8 million, respectively, which is included within other assets on the Company’s consolidated balance sheets.

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

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. Such properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the consolidated statement of operations. The amount of depreciation of property, plant, and equipment, exclusive of amortization related to intangible assets, recognized for the years ended December 31, 2023, 2022, and 2021, was $25.7 million, $16.6 million, and $12.3 million, respectively. During the years ended December 31, 2023 and 2022, $0.3 million and $0.2 million of interest was capitalized, respectively. No interest was capitalized during the year ended December 31, 2021.

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

INCOME TAXES

The Company elected to be taxed as a REIT for U.S. federal income tax purposes under the Code commencing with its taxable year ended December 31, 2020. The Company believes that, commencing with such taxable year, it has been organized and has operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws. The Company intends to continue to operate in such a manner. As a REIT, the Company will be subject to U.S. federal and state income taxation at corporate rates on its net taxable income; the Company, however, may claim a deduction for the amount of dividends paid to its stockholders. Amounts distributed as dividends by the Company will be subject to taxation at the stockholder level only. While the Company must distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to qualify as a REIT, the Company intends to distribute all of its net taxable income. The Company is allowed certain other non-cash deductions or adjustments, such as depreciation expense, when computing its REIT taxable income and distribution requirement. These deductions permit the Company to reduce its dividend payout requirement under U.S. federal income tax laws. Certain states may impose minimum franchise taxes. To comply with certain REIT requirements, the Company holds certain of its non-REIT assets and operations through taxable REIT subsidiaries (“TRSs”) and subsidiaries of TRSs, which are subject to applicable U.S. federal, state and local corporate income tax on their taxable income. For the periods presented, the Company held a total of two TRSs subject to taxation. The Company’s TRSs file tax returns separately as C-Corporations.

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

The Company also has certain tenants within our income property portfolio that make up more than 10% of our geographic concentration and/or revenues, as described below:

●	Square Footage Concentrations. As of December 31, 2023, a total of 29%, 24%, and 11% of the Company’s income property portfolio, based on square footage, were located in the states of Georgia, Texas, and Virginia, respectively. As of December 31, 2022, a total of 29%, 15%, 12%, and 11% of the Company’s income property portfolio, based on square footage, were located in the states of Georgia, Texas, Virginia, and Florida, respectively.
●	Tenant Concentrations. We did not have any tenants that accounted for more than 10% of total revenues during the years ended December 31, 2023, 2022, or 2021.
●	Base Rent Concentrations. A total of 35%, 20%, 11%, and 11% of our base rent revenue during the year ended December 31, 2023 was generated from tenants located in Georgia, Texas, Virginia and Florida, respectively.

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

The components of leasing revenue are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Leasing Revenue
Lease Payments	$74,721	$54,083	$41,791
Variable Lease Payments	21,942	14,774	8,888
Total Leasing Revenue	$96,663	$68,857	$50,679

Minimum future base rental revenue on non-cancelable leases subsequent to December 31, 2023, for the next five years ended December 31 are summarized as follows (in thousands). Certain of our tenant leases include tenant renewal options which could be exercised at the tenant’s election and are not included in the amounts in the table below.

Year Ending December 31,	Amounts
2024	$71,940
2025	68,449
2026	60,561
2027	49,747
2028	36,865
2029 and Thereafter (Cumulative)	92,666
Total	$380,228

2023 Acquisitions. During the year ended December 31, 2023, the Company acquired four additional buildings within an existing multi-tenanted retail income property, one multi-tenanted retail income property, and one vacant land parcel adjacent to an existing multi-tenanted retail property for an aggregate purchase price of $80.0 million, or a total acquisition cost of $80.3 million, as follows:

●	Four properties, totaling 24,100 square feet, within the 28,100 square foot retail portion of Phase II of The Exchange at Gwinnett located in Buford, Georgia, for an aggregate purchase price of $14.6 million, or a total acquisition cost of $14.7 million including capitalized acquisition costs. The four properties are leased to six different tenants with a weighted average remaining lease term of 9.9 years at acquisition. The Company is under contract to acquire the remaining 4,000 square-foot property that makes up the remaining retail portion of Phase II of The Exchange at Gwinnett for a purchase price of $2.3 million. The Company previously purchased the Sprouts-anchored Phase I portion of The Exchange at Gwinnett in December 2021.
●	The Plaza at Rockwall, a multi-tenanted retail income property located in Rockwall, Texas for a purchase price of $61.2 million, or a total acquisition cost of $61.3 million including capitalized acquisition costs. The Plaza at Rockwall comprises approximately 446,500 square feet, was 95% occupied at acquisition, and had a weighted average remaining lease term of 4.2 years at acquisition.
●	A vacant land parcel adjacent to the previously acquired Collection at Forsyth property, located in the Forsyth County submarket of Atlanta, Georgia, for a purchase price of $4.3 million.

Of the aggregate $80.3 million acquisition cost, $21.2 million was allocated to land, $53.6 million was allocated to buildings and improvements, and $8.7 million was allocated to intangible assets pertaining to the in-place lease value, leasing costs, and above market lease value and $3.2 million was allocated to intangible liabilities for the below market lease value. The amortization period for the intangible assets and liabilities was 5.6 years at acquisition.

2023 Dispositions. During the year ended December 31, 2023, the Company sold nine income properties, including (i) an outparcel of the property known as Eastern Commons, located in Henderson, Nevada, for $2.1 million, (ii) four outparcels of the property known as Crossroads Towne Center, located in Chandler, Arizona, for an aggregate sales price of $11.5 million, (iii) a single tenant office property located in Reston, Virginia leased to a subsidiary of General Dynamics for $18.5 million, (iv) a multi-tenanted retail property known as Westcliff, located in Fort Worth, Texas, for $14.8 million, (v) a multi-tenanted retail property known as Eastern Commons, located in Henderson, Nevada, for $18.2 million, (vi) a single tenant office property known as Sabal Pavilion located in Tampa, Florida for $22.0 million. The sale of these nine properties reflect a total disposition volume of $87.1 million and resulted in aggregate gains on sales of $6.6 million, which consisted of aggregate gains on disposition of $8.2 million, aggregate losses on disposition of $0.7 million, and an impairment charge prior to sale of $0.9 million.

2022 Acquisitions. During the year ended December 31, 2022, the Company acquired four multi-tenant income properties and one portfolio of three single-tenant properties for an aggregate purchase price of $314.0 million, or a total acquisition cost of $315.6 million, as follows:

●	Acquired Price Plaza Shopping Center on March 3, 2022, a multi-tenant income property located in Katy, Texas for a purchase price of $39.1 million, or a total acquisition cost of $39.2 million including capitalized acquisition costs. Price Plaza Shopping Center comprises 200,576 square feet and was 95% leased at acquisition. In connection with the acquisition of Price Plaza Shopping Center, the Company assumed a $17.8 million fixed-rate mortgage note, as further discussed in Note 16, “Long-Term Debt.”
●	Acquired Madison Yards on July 8, 2022, a multi-tenant grocery-anchored income property located in Atlanta, Georgia for a purchase price of $80.2 million, or a total acquisition cost of $80.5 million including capitalized acquisition costs. Madison Yards comprises 162,521 square feet and was 98% leased at acquisition.
●	Acquired West Broad Village on October 14, 2022, a multi-tenant income property located in Glen Allen, Virgina for a purchase price of $93.9 million, or a total acquisition cost of $94.6 million including capitalized acquisition costs. West Broad Village comprises 392,007 square feet and was 83% leased at acquisition.
●	Acquired Collection at Forsyth on December 29, 2022, a multi-tenant income property located in Cumming, Georgia for a purchase price of $96.0 million, or a total acquisition cost of $96.4 million including capitalized acquisition costs. Collection at Forsyth comprises 560,434 square feet and was 80% leased at acquisition.
●	Acquired MainStreet Portfolio on December 29, 2022, a restaurant portfolio comprised of three single tenant income properties located in Daytona Beach, Florida for a purchase price of $4.8 million, or a total acquisition cost of $4.9 million including capitalized acquisition costs. MainStreet Portfolio comprises 28,511 square feet and was 100% leased at acquisition.

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

2023 Activity. On February 21, 2023, the borrower of the 4311 Maple Avenue mortgage note repaid the principal balance of $0.4 million, leaving no remaining balance outstanding as of December 31, 2023.

On March 1, 2023, the Company originated a $15.0 million first mortgage loan secured by the Founders Square property located in Dallas, Texas. The loan is interest-only with a term of three years with a fixed interest rate of 8.75%.

On December 20, 2023, simultaneous with the sale of the property, the Company originated a $15.4 million first mortgage loan secured by the Sabal Pavilion property located in Tampa, Florida. The loan is interest-only with a term of six months with a fixed interest rate of 7.50%.

During the year ended December 31, 2023, the Company funded $2.2 million to the borrower and received $0.6 million in principal repayments under the construction loan originated in January 2022 and secured by the property and improvements to be constructed thereon for the second phase of The Exchange at Gwinnett project located in Buford, Georgia. As of December 31, 2023, there is no remaining commitment to the borrower.

The Company’s commercial loans and investments were comprised of the following at December 31, 2023 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Construction Loan – The Exchange At Gwinnett – Buford, GA	January 2022	January 2024	$8,700	$1,857	$1,854	7.25%
Preferred Investment – Watters Creek – Allen, TX	April 2022	April 2025	30,000	30,000	29,937	8.75%
Mortgage Note – Founders Square – Dallas, TX	March 2023	March 2026	15,000	15,000	14,892	8.75%
Promissory Note – Main Street – Daytona Beach, FL	June 2023	May 2033	400	400	400	7.00%
Mortgage Note – Sabal Pavilion – Tampa, FL	December 2023	June 2024	15,400	15,400	15,393	7.50%
			$69,500	$62,657	$62,476
CECL Reserve					(627)
Total Commercial Loans and Investments					$61,849

With respect to the $1.5 million improvement loan at Ashford Lane originated in May 2022, during the year ended December 31, 2023, the Company took possession of the improvements that were funded by such loan pursuant to the applicable security agreement and, accordingly, the carrying value of the investment was reclassified as building and improvements.

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

The Company’s commercial loans and investments were comprised of the following at December 31, 2022 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Mortgage Note – 4311 Maple Avenue – Dallas, TX	October 2020	April 2023	$400	$400	$395	7.50%
Construction Loan – The Exchange At Gwinnett – Buford, GA	January 2022	January 2024	8,700	220	173	7.25%
Preferred Investment - Watters Creek – Allen, TX	April 2022	April 2025	30,000	30,000	29,887	8.50%
Improvement Loan - Ashford Lane – Atlanta, GA	May 2022	April 2025	1,500	1,453	1,453	12.00%
			$40,600	$32,073	$31,908

The carrying value of the commercial loans and investment portfolio at December 31, 2023 and 2022 consisted of the following (in thousands):

	As of
	December 31, 2023	December 31, 2022
Current Face Amount	$62,657	$32,073
Unaccreted Origination Fees	(181)	(161)
CECL Reserve	(627)	(4)
Total Commercial Loans and Investments	$61,849	$31,908

NOTE 5.        MANAGEMENT SERVICES BUSINESS

The Company’s management fee income is within the scope of FASB ASC Topic 606, Revenue from Contracts with Customers, and totaled $4.4 million, $3.8 million, and $3.3 million during the years ended December 31, 2023, 2022, and 2021, respectively. Management fee income is recognized as revenue over time, over the period the services are performed.

Related Party Management of Alpine Income Property Trust. Pursuant to the Company’s management agreement with PINE, the Company generates a base management fee equal to 0.375% per quarter of PINE’s total equity (as defined in the management agreement and based on a 1.5% annual rate), calculated and payable in cash, quarterly in arrears. The Company also has an opportunity to achieve additional cash flows as manager of PINE pursuant to an annual incentive fee based on PINE’s total stockholder return exceeding an 8% cumulative annual hurdle rate (the “Outperformance Amount”) subject to a high-water mark price. PINE would pay the Company an incentive fee with respect to each annual measurement period in an amount equal to the greater of (i) $0.00 and (ii) the product of (a) 15% multiplied by (b) the Outperformance Amount multiplied by (c) the weighted average shares. No incentive fee was earned for the years ended December 31, 2023, 2022, or 2021.

During the years ended December 31, 2023, 2022, and 2021, the Company earned management fee revenue from PINE totaling $4.4 million, $3.8 million, and $3.2 million, respectively. Dividend income for the years ended December 31, 2023, 2022, and 2021 totaled $2.5 million, $2.3 million, and $2.1 million, respectively. Management fee revenue from PINE, included in management services, and dividend income, included in investment and other income (loss), are reflected in the accompanying consolidated statements of operations.

The following table represents amounts due from PINE to the Company as of December 31, 2023 and 2022 which are included in other assets on the consolidated balance sheets (in thousands):

	As of
Description	December 31, 2023	December 31, 2022
Management Services Fee due From PINE	$1,062	$993
Dividend Receivable	337	337
Other	(4)	(30)
Total	$1,395	$1,300

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

On February 16, 2023, the Board cancelled the Prior PINE Share Purchase Authorization and authorized the purchase by the Company of up to $2.1 million in shares of common stock of PINE (the “2023 PINE Share Purchase Authorization”). Pursuant to the 2023 PINE Share Purchase Authorization, during the year ended December 31, 2023, the Company purchased 129,271 shares of PINE common stock on the open market for a total of $2.1 million, or an average price of $16.21 per share.

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

Portfolio Management Agreement. On December 4, 2023, the Company entered into an asset management agreement with a third party to manage a portfolio of multi-tenant and single-tenant assets (the “Portfolio Management Agreement”). Although the Company has no direct relationship with the third party, PINE is a lender to the third-party pursuant to a mortgage note originated by PINE which is secured by the portfolio. The Company is expected to receive asset management fees, disposition management fees, leasing commissions, and other fees related to the Company’s management and administration of the portfolio pursuant to the Portfolio Management Agreement. The Company also entered into a revenue sharing agreement with PINE whereby PINE will receive the portion of fees earned by the Company under the Portfolio Management Agreement which are attributable to the single tenant properties within the portfolio. During the year ended December 31, 2023, the Company recognized less than $0.1 million of revenue pursuant to the Portfolio Management Agreement, which is included in management fee income on the Company’s consolidated statement of operations.

Related Party Management of Land JV. Prior to the Land JV Sale on December 10, 2021, pursuant to the terms of the operating agreement for the Land JV, the initial amount of the management fee was $20,000 per month. The management fee was evaluated quarterly and as land sales occurred in the Land JV, the basis for the Company’s management fee was reduced as the management fee was based on the value of real property that remained in the Land JV. The monthly management fee as of December 31, 2021 was $10,000 per month. As a result of the Land JV Sale, no management fee revenues pertaining to the Land JV were earned during the years ended December 31, 2023 or 2022. During the year ended December 31, 2021, the Company earned management fee revenue from the Land JV totaling $0.1 million.

NOTE 6.       REAL ESTATE OPERATIONS

Real Estate Operations

Land and development costs at December 31, 2023 and 2022 were as follows (in thousands):

	As of
	December 31, 2023	December 31, 2022
Land and Development Costs	$358	$358
Subsurface Interests	373	327
Total Land and Development Costs	$731	$685

The Company’s real estate operations revenue is within the scope of FASB ASC Topic 606, Revenue from Contracts with Customers as summarized below. Revenue from real estate operations is recognized at the point in time the underlying assets are transferred.

Revenue from continuing real estate operations consisted of the following for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	December 31,
	2023	2022	2021
Mitigation Credit Sales	$2,257	$3,462	$708
Subsurface Revenue - Other	1,727	1,904	4,724
Land Sales Revenue	—	96	7,995
Total Real Estate Operations Revenue	$3,984	$5,462	$13,427

Mitigation Credits and Mitigation Credit Rights. The Company owned mitigation credits with a cost basis of $1.0 million as of December 31, 2023. The Company owned mitigation credits and mitigation credit rights with an aggregate cost basis of $2.6 million as of December 31, 2022. During the year ended December 31, 2023, the remaining mitigation credit rights were released and transferred to mitigation credits as they became available for sale. On December 29, 2022, the Company completed the sale of the entity that owned the Mitigation Bank for a sales price of $8.1 million resulting in a loss on disposition of assets of $11.9 million. A balance of mitigation credits and mitigation credit rights were retained by the Company as part of the sale agreement.

Revenues and the cost of sales of mitigation credit sales are reported as revenues from, and direct costs of, real estate operations, respectively, in the consolidated statements of operations. During the year ended December 31, 2023, the Company sold 20 mitigation credits for proceeds of $2.3 million with a cost basis of $1.5 million. During the year ended December 31, 2022, the Company sold 34 mitigation credits for proceeds of $3.5 million with a cost basis of $2.3 million. During the year ended December 31, 2021, the Company sold six mitigation credits for proceeds of $0.7 million with a cost basis of $0.5 million. Additionally, two mitigation credits with a cost basis of $0.1 million were accrued for as an expense during the year ended December 31, 2021, as such credits are to be provided to buyers of land at no cost.

Subsurface Interests. As of December 31, 2023, the Company owns 352,000 acres of Subsurface Interests. The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. The Company’s subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage, which revenues are included within real estate operations in the consolidated statements of operations. During the year ended December 31, 2023, the Company sold 3,481 acres of Subsurface Interests for a sales price of $1.0 million. During the year ended December 31, 2022, the Company sold approximately 14,600 acres of subsurface oil, gas, and mineral rights for a sales price of $1.7 million. During the year ended December 31, 2021, the Company sold approximately 84,900 acres of subsurface oil, gas, and mineral rights for a sales price of $4.6 million.

The Company is not prohibited from selling any or all of its Subsurface Interests. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee typically based on a percentage of the surface value. Should the Company complete a transaction to sell all or a portion of its Subsurface Interests or complete a release transaction, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments including income-producing properties. Cash payments for the release of surface entry rights totaled $0.7 million, $0.2 million, and $0.1 million during the years ended December 31, 2023, 2022 and 2021, respectively.

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

Through December 31, 2021, the Company served as the manager of the Land JV and was responsible for day-to-day operations at the direction of the partners of the Land JV (the “JV Partners”). All major decisions and certain other actions taken by the manager were approved by the unanimous consent of the JV Partners (the “Unanimous Actions”). Unanimous Actions included such matters as the approval of pricing for all land parcels in the Land JV; approval of contracts for the sale of land that contain material revisions to the standard purchase contract of the Land JV; entry into any lease agreement affiliated with the Land JV; entering into listing or brokerage agreements; approval and amendment of the Land JV’s operating budget; obtaining financing for the Land JV; admission of additional members; and dispositions of the Land JV’s real property for amounts less than market value. As a result of the Land JV Sale, no management fee revenues pertaining to the Land JV were earned during the years ended December 31, 2023 or 2022.

NOTE 7. INVESTMENT IN JOINT VENTURES

The Company has no investments in joint ventures as of December 31, 2023 or 2022.

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

Through December 31, 2021, the Company served as the manager of the Land JV and was responsible for day-to-day operations at the direction of the JV Partners. All Unanimous Actions taken by the manager were approved by the unanimous consent of the JV Partners. Pursuant to the Land JV’s operating agreement, the Land JV paid the manager a management fee in the initial amount of $20,000 per month. The management fee was evaluated quarterly, and as land sales occurred in the Land JV, the basis for our management fee was reduced as the management fee was based on the value of real property that remained in the Land JV. The monthly management fee as of December 31, 2021, was $10,000 per month. No management fees pertaining to the Land JV were earned during the years ended December 31, 2023 or 2022.

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

The following table provides summarized financial information of the Land JV for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Revenues	$—	$—	$67,367
Direct Cost of Revenues	—	—	(8,867)
Operating Income	$—	$—	$58,500
Other Operating Expenses	—	—	(376)
Net Income	$—	$—	$58,124

The Company’s share of the Land JV’s net income (loss) was zero for the years ended December 31, 2023, 2022, and 2021. Pursuant to ASC 323, certain adjustments are made when calculating the Company’s share of net income, including adjustments required to reflect the investor’s share of changes in investee’s capital to reflect distributions from the venture. Additionally, basis differences are also considered. The Company recorded the initial retained interest in the Land JV of $48.9 million at the estimated fair market value based on the relationship of the $97.0 million sales price of the 66.5% equity interest to the 33.5% retained interest. The Land JV recorded the assets contributed by the Company at carry-over basis pursuant to ASC 845 which states that transfers of nonmonetary assets should typically be recorded at the transferor’s historical cost basis. Accordingly, the Company’s basis difference in the 33.5% retained equity interest was evaluated each quarter upon determining the Company’s share of the Land JV’s net income. As a result of the Land JV Sale, the liquidation of the Land JV’s assets, and the dissolution of the underlying entities, such evaluation was and is no longer required as of and subsequent to December 31, 2021.

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

The following table provides summarized financial information of the Mitigation Bank JV for the years ended December 31, 2023, 2022 and 2021 (in thousands).

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Revenues	$—	$—	$512
Direct Cost of Revenues	—	—	(16)
Operating Income	$—	$—	$496
Other Operating Expenses	—	—	(162)
Net Income	$—	$—	$334

The Company’s share of the Mitigation Bank JV’s net income (loss) was zero for the years ended December 31, 2023, 2022, and 2021. Pursuant to ASC 323, certain adjustments are made when calculating the Company’s share of net income, including adjustments required to reflect the investor’s share of changes in investee’s capital to reflect distributions from the venture. Additionally, basis differences are also considered. The Company recorded the initial retained interest in the Mitigation Bank JV of $6.8 million in June 2018 at the estimated fair market value based on the relationship of the $15.3 million sales price of the 70% equity interest to the 30% retained interest. The Mitigation Bank JV recorded the assets contributed by the Company at carry-over basis pursuant to ASC 845 which states that transfers of nonmonetary assets should typically be recorded at the transferor’s historical cost basis. Accordingly, the Company’s basis difference in the 30% retained equity interest was evaluated each quarter upon determining the Company’s share of the Mitigation Bank JV’s net income. As a result of the Interest Purchase, such evaluation was and is no longer required as of and subsequent to December 31, 2021.

NOTE 8.       INVESTMENT SECURITIES

As of December 31, 2023, the Company owns, in the aggregate and on a fully diluted basis, 2.33 million shares of PINE, or 15.7% of PINE’s total shares outstanding for an investment value of $39.4 million, which total includes 1.2 million OP Units, or 8.2%, which the Company received in exchange for the contribution of certain income properties to the PINE Operating Partnership, in addition to 1,108,814 shares of common stock owned by the Company, or 7.5%. The Company has elected the fair value option related to the aggregate investment in securities of PINE pursuant to ASC 825, otherwise such investments would have been accounted for under the equity method. For detailed financial information regarding PINE, please refer to its financial statements, which are publicly available on the website of the Securities and Exchange Commission at http://www.sec.gov under the ticker symbol “PINE.”

The Company calculates the unrealized gain or loss based on the closing stock price of PINE at each respective balance sheet date. The unrealized, non-cash gains and losses resulting from the changes in the closing stock price of PINE are included in investment and other income in the consolidated statements of operations for years ended December 31, 2023, 2022, and 2021.

The Company’s available-for-sale securities as of December 31, 2023 and 2022 are summarized below (in thousands):

	Cost	Unrealized Gains in Investment Income	Unrealized Losses in Investment Income	Estimated Fair Value (Level 1 Inputs)
December 31, 2023
Common Stock	$20,482	$—	$(1,732)	$18,750
Operating Units	23,253	—	(2,558)	20,695
Total Equity Securities	43,735	—	(4,290)	39,445
Total Available-for-Sale Securities	$43,735	$—	$(4,290)	$39,445

December 31, 2022
Common Stock	$18,382	$308	$—	$18,690
Operating Units	23,253	98	—	23,351
Total Equity Securities	41,635	406	—	42,041
Total Available-for-Sale Securities	$41,635	$406	$—	$42,041

NOTE 9.       FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at December 31, 2023 and 2022 (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$10,214	$10,214	$19,333	$19,333
Restricted Cash - Level 1	$7,605	$7,605	$1,861	$1,861
Commercial Loans and Investments - Level 2	$61,849	$63,261	$31,908	$32,960
Long-Term Debt - Level 2	$495,370	$473,807	$445,583	$426,421

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

The following table presents the fair value of assets (liabilities) measured on a recurring basis by level as of December 31, 2023 and 2022 (in thousands). See Note 17, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Cash Flow Hedge - 2026 Term Loan Interest Rate Swaps	$2,813	$—	$2,813	$—
Cash Flow Hedge - 2027 Term Loan Interest Rate Swaps	$5,759	$—	$5,759	$—
Cash Flow Hedge - 2028 Term Loan Interest Rate Swaps	$(1,994)	$—	$(1,994)	$—
Cash Flow Hedge - Credit Facility Interest Rate Swaps	$313	$—	$313	$—
Investment Securities	$39,445	$39,445	$—	$—
December 31, 2022
Cash Flow Hedge - 2026 Term Loan Interest Rate Swaps	$6,047	$—	$6,047	$—
Cash Flow Hedge - 2027 Term Loan Interest Rate Swaps	$10,111	$—	$10,111	$—
Cash Flow Hedge - 2028 Term Loan Interest Rate Swaps	$(397)	$—	$(397)	$—
Investment Securities	$42,041	$42,041	$—	$—

No assets were measured on a non-recurring basis as of December 31, 2023 or 2022.

NOTE 10.       INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of December 31, 2023 and 2022 (in thousands):

	As of
	December 31, 2023	December 31, 2022
Intangible Lease Assets:
Value of In-Place Leases	$90,246	$90,335
Value of Above Market In-Place Leases	31,533	32,008
Value of Intangible Leasing Costs	24,974	25,531
Sub-total Intangible Lease Assets	146,753	147,874
Accumulated Amortization	(49,644)	(31,890)
Sub-total Intangible Lease Assets—Net	97,109	115,984
Intangible Lease Liabilities (Included in Accrued and Other Liabilities):
Value of Below Market In-Place Leases	(14,848)	(12,307)
Sub-total Intangible Lease Liabilities	(14,848)	(12,307)
Accumulated Amortization	4,407	2,422
Sub-total Intangible Lease Liabilities—Net	(10,441)	(9,885)
Total Intangible Assets and Liabilities—Net	$86,668	$106,099

The following table reflects the net amortization of intangible assets and liabilities during the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Amortization Expense	$18,444	$12,300	$8,264
Accretion to Income Properties Revenue	2,303	2,161	(404)
Net Amortization of Intangible Assets and Liabilities	$20,747	$14,461	$7,860

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Amount	Future Accretion to Income Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
2024	$18,139	$2,050	$20,189
2025	15,903	2,065	17,968
2026	14,644	2,009	16,653
2027	11,866	1,233	13,099
2028	7,422	1,213	8,635
2029 and Thereafter	8,666	1,458	10,124
Total	$76,640	$10,028	$86,668

As of December 31, 2023, the weighted average amortization period of total intangible assets and liabilities was 6.0 years and 7.3 years, respectively.

NOTE 11.      PROVISION FOR IMPAIRMENT

In the aggregate, $1.5 million and $17.6 million of impairment charges were recorded during the years ended December 31, 2023 and 2021, respectively, with no such charges during the year ended December 31, 2022, as described below by segment.

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

During the year ended December 31, 2023, the Company recorded a $0.9 million impairment charge on the sale of the Westcliff Property. The purchase and sale agreement for the Company’s sale of the Westcliff Property was executed on July 28, 2023. The impairment charge of $0.9 million represents the sales price, less the book value of the asset as of September 30, 2023, less costs to sell. The sale of the Westcliff Property closed on October 12, 2023.

There were no impairment charges on the Company’s income property portfolio during the years ended December 31, 2022 or 2021.

Commercial Loans and Investments. Pursuant to ASC 326, Financial Instruments - Credit Losses, the Company measures and records a provision for current expected credit losses (“CECL”) each time a new investment is made or a loan is repaid, as well as if changes to estimates occur during a quarterly measurement period. We are unable to use historical data to estimate expected credit losses, as we have incurred no losses to date. Management utilizes a loss-rate method and considers macroeconomic factors to estimate its CECL allowance, which is calculated based on the amortized cost basis of the commercial loans.

During the year ended December 31, 2023, the Company recorded a $0.6 million impairment charge representing the provision for credit losses related to our commercial loans and investments. There were no such impairment charges during the years ended December 31, 2022 or 2021.

Real Estate Operations-Investments in Joint Ventures. The $17.6 million impairment charge recognized during the year ended December 31, 2021, is related to the Company’s previously held retained interest in the Land JV as a result of the estimated proceeds received in connection with the contract entered into with Timberline Acquisition Partners, an affiliate of Timberline Real Estate Partners (“Timberline”), which closed on December 10, 2021.

NOTE 12.       OTHER ASSETS

Other assets consisted of the following as of December 31, 2023 and 2022 (in thousands):

	As of
	December 31, 2023	December 31, 2022
Income Property Tenant Receivables, Net of Allowance for Doubtful Accounts (1)	$4,568	$2,206
Income Property Straight-line Rent Adjustment	6,033	6,214
Operating Leases - Right-of-Use Asset	422	63
Golf Rounds Surcharge	102	216
Cash Flow Hedge - Interest Rate Swap	11,770	16,158
Infrastructure Reimbursement Receivables	568	824
Prepaid Expenses, Deposits, and Other	8,457	5,421
Due from Alpine Income Property Trust, Inc.	1,395	1,300
Financing Costs, Net of Accumulated Amortization	1,638	2,051
Total Other Assets	$34,953	$34,453

(1)Includes a $1.7 million and $1.8 million allowance for doubtful accounts as of December 31, 2023 and 2022, respectively.

Infrastructure Reimbursement Receivables. As of December 31, 2023 and 2022, the infrastructure reimbursement receivables were related to two land sale transactions which closed during the forther quarter of 2015 within the Tomoka Town Center.

NOTE 13.       EQUITY

STOCK SPLIT

On April 27, 2022, the Company announced that its Board of Directors approved a three-for-one stock split of the Company’s common stock to be effected in the form of a stock dividend (the “Stock Split”). Each stockholder of record at the close of business on June 27, 2022 (the “Record Date”), received two additional shares of the Company’s common stock for each share held as of the Record Date. The new shares were distributed after the market closed on June 30, 2022. The Company’s stock began trading at the post-split price on July 1, 2022. Pursuant to FASB ASC Topic 505, Equity, the Company has adjusted the computations of basic and diluted earnings per share retroactively for all periods presented. Similarly, the Company has retroactively updated the disclosures in each prior period presented to conform to the split-adjusted dividend amount, for per share amounts including but not limited to dividends declared, stock-based compensation shares outstanding, ATM program activity, and share repurchases.

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

The Company was not active under the 2022 ATM Program during the year ended December 31, 2023.

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

The following table outlines dividends declared and paid for each issuance of CTO’s stock during the years ended December 31, 2023, 2022, and 2021 (in thousands, except per share data):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Series A Preferred Stock
Dividends	$4,772	$4,781	$2,325
Per Share	$1.59	$1.59	$0.77

Common Stock
Dividends	$34,266	$28,896	$23,580
Per Share	$1.52	$1.49	$1.33

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

2025 NOTES REPURCHASE PROGRAM

On February 16, 2023, the Company’s Board of Directors approved a 2025 Notes repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase 2025 Notes (the “2025 Notes Repurchase Program”). Pursuant to the 2025 Notes Repurchase Program, the Company may repurchase, in one or more transactions, 2025 Notes in the aggregate principal amount of not more than $4.74 million. The 2025 Notes Repurchase Program does not obligate the Company to acquire any particular amount of 2025 Notes and may be modified or suspended. No repurchases of 2025 Notes were made during the year ended December 31, 2023.

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

The following is a reconciliation of basic and diluted earnings per common share for each of the periods presented (in thousands, except share and per share data):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Basic and Diluted Earnings:
Net Income (Loss) Attributable to Common Stockholders, Used in Basic EPS	$758	$(1,623)	$27,615
Add Back: Effect of Dilutive Interest Related to 2025 Notes (1)	—	—	—
Net Income (Loss) Attributable to Common Stockholders, Used in Diluted EPS	$758	$(1,623)	$27,615

Basic and Diluted Shares:
Weighted Average Shares Outstanding, Basic	22,529,703	18,508,201	17,676,809
Common Shares Applicable to Dilutive Effect of 2025 Notes (2)	—	—	—
Weighted Average Shares Outstanding, Diluted	22,529,703	18,508,201	17,676,809

Per Share Information:
Net Income (Loss) Attributable to Common Stockholders
Basic and Diluted	$0.03	$(0.09)	$1.56
(1)	As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in net income or loss that would result from the assumed conversion of the 2025 Convertible Senior Notes to derive FFO effective January 1, 2022 due to the implementation of ASU 2020-06 which requires presentation on an if-converted basis. For the years ended December 31 2023 and 2022, a total of $2.1 million and $2.2 million of interest, respectively, was not included as the impact of the 2025 Notes, if-converted, would be antidilutive to the net income (loss) attributable to common stockholders in each respective period.
(2)	A total of 3.3 million shares and 3.1 million shares, representing the dilutive impact of the 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, were not included in the computation of diluted net loss attributable to common stockholders for the years ended December 31, 2023 or 2022, respectively, because they were antidilutive to the net income (loss) attributable to common stockholders in each respective period.

There were no potentially dilutive securities for years ended December 31, 2023, 2022, or 2021. The effect of 2,741, 68,269, and 2,497 potentially dilutive securities were not included for the years ended December 31, 2023, 2022 and 2021, respectively, as the effect would be anti-dilutive.

Effective January 1, 2022, the Company adopted ASU 2020-06 whereby diluted EPS includes the dilutive impact, if any, of the 2025 Notes using the if-converted method, irrespective of intended cash settlement. The Company intends to settle its 3.875% Convertible Senior Notes due 2025 (the “2025 Notes”) in cash upon conversion with any excess conversion value to be settled in shares of our common stock. The Company elected, upon adoption, to utilize the modified retrospective approach, negating the required restatement of EPS for periods prior to adoption. The Company overcame the presumption of share settlement prior to the adoption of ASU 2020-06, and therefore, there was no dilutive impact for the years ended December 31, 2021. The effect of 3.3 million and 3.1 million potentially dilutive 2025 Notes, if-converted, were not included for the years ended December 31, 2023 or 2022, respectively, as the effect would be anti-dilutive.

NOTE 15.       SHARE REPURCHASES

COMMON STOCK REPURCHASE PROGRAM

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

In February 2020, the Company’s Board approved a $10.0 million common stock repurchase program (the “$10.0 Million Common Stock Repurchase Program”). During the year ended December 31, 2020, the Company repurchased 88,565 shares of its common stock on the open market for a total cost of $4.1 million, or an average price per share of $46.29. During the year ended December 31, 2021, the Company repurchased 40,553 shares of its common stock on the open market for a total cost of $2.2 million, or an average price per share of $54.48. During the year ended December 31, 2022, the Company repurchased 145,724 shares of its common stock on the open market for a total cost of $2.8 million, or an average price per share of $19.15. No repurchases were made pursuant to the $10.0 Million Common Stock Repurchase Program during the year ended December 31, 2023.

On February 16, 2023, the Company’s Board of Directors approved a common stock repurchase program, which eliminated the unutilized portion of the $10.0 Million Common Stock Repurchase Program (the “February $5.0 Million Common Stock Repurchase Program”). Pursuant to the February $5.0 Million Common Stock Repurchase Program, the Company was authorized to repurchase shares of its common stock for a total purchase price of up to $5.0 million. During the year ended December 31, 2023, prior to March 31, 2023, the Company repurchased 303,354 shares of its common stock on the open market for a total cost of $5.0 million, or an average price per share of $16.48, pursuant to the February $5.0 Million Common Stock Repurchase Program. Accordingly, as of March 31, 2023, no shares of the Company’s common stock remained available for repurchase under the February $5.0 Million Common Stock Repurchase Program.

On April 25, 2023, the Company’s Board of Directors approved a common stock repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase shares (the “April $5.0 Million Common Stock Repurchase Program”). Pursuant to the April $5.0 Million Common Stock Repurchase Program, the Company may repurchase shares of its common stock for a total purchase price of up to $5.0 million. Shares may be purchased under the April $5.0 Million Common Stock Repurchase Program in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The April $5.0 Million Common Stock Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended. During the year ended December 31, 2023, the Company repurchased 65,946 shares of its common stock on the open market for a total cost of $1.0 million, or an average price per share of $15.72, pursuant to the April $5.0 Million Common Stock Repurchase Program, leaving $4.0 million remaining of the April $5.0 Million Common Stock Repurchase Program as of December 31, 2023.

In the aggregate, under the February $5.0 Million Common Stock Repurchase Program and April $5.0 Million Common Stock Repurchase Program, the Company repurchased 369,300 shares of its common stock on the open market for a total cost of $6.0 million, or an average price per share of $16.35.

SERIES A PREFERRED STOCK REPURCHASE PROGRAM

On February 16, 2023, the Company’s Board of Directors approved a Series A Preferred Stock repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase shares (the “Series A Preferred Stock Repurchase Program”). Pursuant to the Series A Preferred Stock Repurchase Program, the Company may repurchase shares of its Series A Preferred Stock for a total purchase price of up to $3.0 million. Shares may be purchased under the Series A Preferred Stock Repurchase Program in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. The Series A Preferred Stock Repurchase Program does not obligate the Company to acquire any particular amount of shares of its Series A Preferred Stock and may be modified or suspended. During the year ended December 31, 2023, the Company repurchased 21,192 shares of Series A Preferred Stock on the open market for a total cost of $0.4 million, or an average price per share of $18.45.

NOTE 16.       LONG-TERM DEBT

As of December 31, 2023, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt	Maturity Date	Interest Rate
Credit Facility (1)	$163,000	January 2027	SOFR + 0.10% + [1.25% - 2.20%]
2026 Term Loan (2)	65,000	March 2026	SOFR + 0.10% + [1.25% - 2.20%]
2027 Term Loan (3)	100,000	January 2027	SOFR + 0.10% + [1.25% - 2.20%]
2028 Term Loan (4)	100,000	January 2028	SOFR + 0.10% + [1.20% - 2.15%]
3.875% Convertible Senior Notes due 2025	51,034	April 2025	3.875%
Mortgage Note Payable	17,800	August 2026	4.060%
Total Long-Term Face Value Debt	$496,834
(1)	The Company utilized interest rate swaps on $100.0 million of the Credit Facility balance to fix SOFR and achieve a weighted average fixed swap rate of 3.28% plus the 10 bps SOFR adjustment plus the applicable spread. Another forward swap for $50.0 million of the Credit Facility balance was effective on February 1, 2024.
(2)	The Company utilized interest rate swaps on the $65.0 million 2026 Term Loan balance to fix SOFR and achieve a weighted average fixed swap rate of 0.26% plus the 10 bps SOFR adjustment plus the applicable spread.
(3)	The Company utilized interest rate swaps on the $100.0 million 2027 Term Loan balance to fix SOFR and achieve a fixed swap rate of 0.64% plus the 10 bps SOFR adjustment plus the applicable spread.
(4)	The Company entered into interest rate swaps on the $100.0 million 2028 Term Loan balance to fix SOFR and achieve a weighted average fixed swap rate of 3.78% plus the 10 bps SOFR adjustment plus the applicable spread.

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

On March 10, 2021, the Company entered into the sixth amendment to the 2017 Amended Credit Facility (the “March 2021 Revolver Amendment”). The March 2021 Revolver Amendment included, among other things, (i) increase of the revolving credit commitment from $200.0 million to $210.0 million, (ii) addition of the 2026 Term Loan (the “2026 Term Loan”) in the aggregate amount of $50.0 million, (iii) updates to certain financing rate provisions provided therein, and (iv) joinder of The Huntington National Bank as a 2026 Term Loan lender and Credit Facility lender. The March 2021 Revolver Amendment also includes accordion options that allow the Company to request additional 2026 Term Loan lender commitments up to a total of $150.0 million and additional Credit Facility lender commitments up to a total of $300.0 million. During the three months ended June 30, 2021, the Company exercised the 2026 Term Loan accordion option for $15.0 million, increasing total lender commitments to $65.0 million.

On November 5, 2021, the Company entered into the seventh amendment to the 2017 Amended Credit Facility (the “November 2021 Revolver Amendment”). The November 2021 Revolver Amendment included, among other things, (i) addition of the 2027 Term Loan in the aggregate amount of $100.0 million (the “2027 Term Loan”) and (ii) joinder of KeyBank National Association, Raymond James Bank, and Synovus Bank as 2027 Term Loan lenders. The November 2021 Revolver Amendment also includes an accordion option that allows the Company to request additional term loan lender commitments up to a total of $400.0 million in the aggregate.

On September 20, 2022, the Company entered into the eighth amendment to the 2017 Amended Credit Facility (the “Eighth Amendment”), which includes among other things: (i) the origination of the 2028 Term Loan, as defined in the Credit Agreement (the “2028 Term Loan”), (ii) the increase of Revolving Credit Commitments, as defined in the Credit Facility, up to $300.0 million, (iii) an accordion option that allows the Company to request additional revolving loan commitments and additional term loan commitments, provided, (a) the aggregate amount of revolving loan commitments shall not exceed $750,000,000 and (b) the aggregate amount of term loan commitments shall not exceed $500,000,000, (iv) an extension of the Revolving Credit Termination Date, as defined in the Credit Facility, from May 24, 2023 to January 31, 2027, (v) a sustainability-linked pricing component pursuant to which the Company will receive interest rate reductions based on its performance against certain sustainability performance targets, (vi) the release of the Pledge Collateral, as defined in the Eighth Amendment, and (vii) the joinder of PNC Bank, National Association (“PNC”) as a Term Loan Lender, as defined in the Credit Facility, and PNC and Regions Bank as Revolving Lenders, as defined in the Credit Facility.

On December 20, 2023, the Company entered into the ninth amendment to the 2017 Amended Credit Facility (the “Ninth Amendment”), which revises certain non-monetary limitations as described in more detail in the Ninth Amendment.

At December 31, 2023, the current commitment level under the Credit Facility was $300.0 million, and the undrawn commitments available was $137.0 million. As of December 31, 2023, the Credit Facility had a $163.0 million balance outstanding.

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

Convertible Debt. The Company had an initial aggregate principal amount of $75.0 million of 3.875% Convertible Notes (the “2025 Notes”). During the year ended December 31, 2020, the Company repurchased $12.5 million aggregate principal amount of 2025 Notes at a $2.6 million discount, resulting in a gain on extinguishment of debt of $1.1 million. During the year ended December 31, 2021, the Company repurchased $11.4 million aggregate principal amount of 2025 Notes at a $1.6 million premium, resulting in a loss on extinguishment of debt of $2.9 million. No 2025 Notes were repurchased during the years ended December 31, 2023 or 2022. Following the repurchases, $51.0 million aggregate principal amount of the 2025 Notes remains outstanding at December 31, 2023.

The 2025 Notes represent senior unsecured obligations of the Company and pay interest semi-annually in arrears on each April 15th and October 15th, commencing on April 15, 2020, at a rate of 3.875% per annum. The 2025 Notes mature on April 15, 2025 and may not be redeemed by the Company prior to the maturity date. The conversion rate for the 2025 Notes was initially 12.7910 shares of the Company’s common stock per $1,000 of principal of the 2025 Notes (equivalent to an initial conversion price of $78.18 per share of the Company’s common stock). The initial conversion price of the 2025 Notes represented a premium of 20% to the $65.15 closing sale price of the Company’s common stock on the NYSE American on January 29, 2020. If the Company’s Board increases the quarterly dividend above the $0.13 per share in place at issuance, the conversion rate is adjusted with each such increase in the quarterly dividend amount. After the fourth quarter 2023 dividend, the conversion rate is equal to 67.3342 shares of common stock for each $1,000 principal amount of 2025 Notes, which represents an adjusted conversion price of $14.85 per share of common stock. At the maturity date, the 2025 Notes are convertible into cash, common stock or a combination thereof, subject to various conditions, at the Company’s option. Should certain corporate transactions or events occur prior to the stated maturity date, the Company will increase the conversion rate for a holder that elects to convert its 2025 Notes in connection with such corporate transaction or event.

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

As of December 31, 2023, the unamortized debt discount of our 2025 Notes was $0.2 million, which represents the cash component of the discount.

Long-term debt consisted of the following (in thousands):

	December 31, 2023		December 31, 2022
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$163,000	$—	$113,750	$—
2026 Term Loan	65,000	—	65,000	—
2027 Term Loan	100,000	—	100,000	—
2028 Term Loan	100,000	—	100,000	—
3.875% Convertible Senior Notes, net of Discount	50,830	—	50,670	—
Mortgage Note Payable	17,800	—	17,800	—
Financing Costs, net of Accumulated Amortization	(1,260)	—	(1,637)	—
Total Long-Term Debt	$495,370	$—	$445,583	$—

Payments applicable to reduction of principal amounts as of December 31, 2023 will be required as follows (in thousands):

As of December 31, 2023	Amount
2024	$—
2025	51,034
2026	82,800
2027	263,000
2028	100,000
2029 and Thereafter	—
Total Long-Term Debt - Face Value	$496,834

The carrying value of long-term debt as of December 31, 2023 consisted of the following (in thousands):

Total
Current Face Amount	$496,834
Unamortized Discount on Convertible Debt	(204)
Financing Costs, net of Accumulated Amortization	(1,260)
Total Long-Term Debt	$495,370

In addition to the $1.3 million of financing costs, net of accumulated amortization included in the table above, as of December 31, 2023, the Company also had financing costs, net of accumulated amortization related to the Credit Facility of $1.6 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the Company’s accompanying consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Interest Expense	$21,230	$10,171	$7,065
Amortization of Deferred Financing Costs	970	755	586
Amortization of Discount on Convertible Notes	159	189	1,278
Total Interest Expense	$22,359	$11,115	$8,929

Total Interest Paid (1)	$21,636	$9,862	$7,274
(1)	Includes capitalized interest of $0.3 million and $0.2 million during the years ended December 31, 2023 and 2022, respectively, with no interest capitalized during the year ended December 31, 2021.

The Company was in compliance with all of its debt covenants as of December 31, 2023 and 2022.

NOTE 17.       INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the years ended December 31, 2023, 2022, and 2021. Accordingly, the changes in fair value on the interest rate swaps have been classified in accumulated other comprehensive income (loss). The fair value of the interest rate swap agreements are included in other assets and accrued and other liabilities, respectively, on the consolidated balance sheets. Information related to the Company’s interest rate swap agreements are noted below (in thousands):

Hedged Item (1)	Effective Date	Maturity Date	Rate	Amount	Fair Value as of December 31, 2023
2026 Term Loan	3/10/2021	3/29/2024	0.12% + 0.10% + applicable spread	$50,000	$650
2026 Term Loan	3/29/2024	3/10/2026	1.44% + 0.10% + applicable spread	$50,000	$2,153
2026 Term Loan	8/31/2021	3/10/2026	0.70% + 0.10% + applicable spread	$15,000	$1,025
2026 Term Loan (2)	3/10/2026	3/10/2031	3.80% + 0.10% + applicable spread	$40,000	$(1,015)
2027 Term Loan	11/5/2021	3/29/2024	0.64% + 0.10% + applicable spread	$100,000	$1,172
2027 Term Loan	3/29/2024	1/31/2027	1.35% + 0.10% + applicable spread	$100,000	$5,840
2027 Term Loan (2)	1/31/2027	1/30/2032	3.75% + 0.10% + applicable spread	$60,000	$(1,253)
2028 Term Loan	9/30/2022	1/31/2028	3.78% + 0.10% + applicable spread	$50,000	$(433)
2028 Term Loan	9/30/2022	1/31/2028	3.78% + 0.10% + applicable spread	$50,000	$(442)
2028 Term Loan (2)	1/31/2028	1/31/2033	3.81% + 0.10% + applicable spread	$60,000	$(1,119)
Credit Facility	1/31/2023	1/31/2030	3.27% + 0.10% + applicable spread	$50,000	$493
Credit Facility	1/31/2023	1/31/2030	3.26% + 0.10% + applicable spread	$33,000	$345
Credit Facility	1/31/2023	1/31/2030	3.36% + 0.10% + applicable spread	$17,000	$92
Credit Facility (2)	2/1/2024	1/31/2028	3.85% + 0.10% + applicable spread	$50,000	$(617)
(1)	Effective September 30, 2022 the Company converted its existing interest rate swaps from 1-month LIBOR to SOFR.
(2)

During the year ended December 31, 2023, the Company entered into forward starting interest rate swaps to further fix interest rates through periods that the Company reasonably expects to extend its current term loans and Credit Facility.

The use of interest rate swap agreements carries risks, including the risk that the counterparties to these agreements are not able to perform. To mitigate this risk, the Company enters into interest rate swap agreements with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not currently anticipate that any of the counterparties to the Company’s interest rate swap agreements will fail to meet their obligations. As of December 31, 2023 and 2022, there were no events of default related to the Company's interest rate swap agreements.

NOTE 18.       ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following (in thousands):

	As of
	December 31, 2023	December 31, 2022
Accrued Property Taxes	$2,090	$716
Reserve for Tenant Improvements	1,168	6,186
Tenant Security Deposits	2,301	2,719
Accrued Construction Costs	1,170	903
Accrued Interest	773	872
Environmental Reserve	54	67
Cash Flow Hedge - Interest Rate Swaps	4,879	397
Operating Leases - Liability	417	64
Other	5,521	6,104
Total Accrued and Other Liabilities	$18,373	$18,028

Reserve for Tenant Improvements. In connection with recent acquisitions, the Company received, an aggregate $8.0 million from the sellers of the properties for tenant improvement allowances, leasing commissions and other capital improvements. These amounts are included in accrued and other liabilities on the consolidated balance sheets. Through December 31, 2023, payments totaling $4.0 million were made and $2.8 million in contingent obligations to fund certain tenant improvements were extinguished through an increase in investment and other income, leaving a remaining reserve for tenant improvements of $1.2 million.

NOTE 19.       DEFERRED REVENUE

Deferred revenue consisted of the following (in thousands):

	As of
	December 31, 2023	December 31, 2022
Prepaid Rent	$3,723	$3,951
Interest Reserve from Commercial Loans and Investments	744	1,262
Tenant Contributions	733	522
Total Deferred Revenue	$5,200	$5,735

Interest Reserve from Commercial Loans and Investments. In connection with two of the Company’s commercial loan investments, the borrower has deposited interest and/or real estate tax reserves in accounts held by the Company. Those accounts balances are included in restricted cash on the Company’s consolidated balance sheets with the corresponding liability recorded in deferred revenue as seen above. Pursuant to each respective agreement, interest reserves are either (i) utilized to fund the monthly interest due on the loan or (ii) maintained throughout the term of the loan.

NOTE 20.       STOCK-BASED COMPENSATION

SUMMARY OF STOCK-BASED COMPENSATION

A summary of share activity for all equity classified stock compensation during the year ended December 31, 2023, is presented below.

Type of Award	Shares Outstanding at 1/1/2023	Granted Shares	Vested / Exercised Shares	Expired Shares	Forfeited Shares	Shares Outstanding at 12/31/2023
Equity Classified - Performance Share Awards - Peer Group Market Condition Vesting	230,247	88,754	(72,141)	—	(9,485)	237,375
Equity Classified - Three Year Vest Restricted Shares	212,079	96,453	(74,229)	—	(17,946)	216,357
Total Shares	442,326	185,207	(146,370)	—	(27,431)	453,732

Amounts recognized in the financial statements for stock-based compensation are as follows (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Total Cost of Share-Based Plans Charged Against Income	$3,673	$3,232	$3,168

EQUITY-CLASSIFIED STOCK COMPENSATION

Performance Share Awards – Peer Group Market Condition Vesting

Performance shares have been granted to certain employees under the 2010 Plan. The performance share awards entitle the recipient to receive, upon the vesting thereof, shares of common stock of the Company equal to between 0% and 150% of the number of performance shares awarded. The number of shares of common stock ultimately received by the award recipient is determined based on the Company’s total stockholder return as compared to the total stockholder return of a certain peer group during a three-year performance period. The Company granted a total of 88,754 performance shares during the year ended December 31, 2023.

The Company used a Monte Carlo simulation pricing model to determine the fair value of its awards that are based on market conditions. The determination of the fair value of market condition-based awards is affected by the Company’s stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the requisite performance term of the awards, the relative performance of the Company’s stock price and stockholder returns to companies in its peer group, annual dividends, and a risk-free interest rate assumption. Compensation cost is recognized regardless of the achievement of the market conditions, provided the requisite three-year service period is met.

As of December 31, 2023, there was $1.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the outstanding performance share awards, which will be recognized over a remaining weighted average period of 1.7 years.

A summary of the activity for these awards during the years ended December 31, 2023, 2022, and 2021 is presented below:

Performance Shares With Market Conditions	Shares	Wtd. Avg. Fair Value Per Share
Non-Vested at January 1, 2021	167,553	$21.15
Granted	144,402	$10.68
Vested	(52,254)	$19.43
Expired	-	—
Forfeited	(25,347)	$15.68
Non-Vested at December 31, 2021	234,354	$15.67
Granted	69,168	$20.76
Vested	(73,275)	$16.76
Expired	—	—
Forfeited	—	—
Non-Vested at December 31, 2022	230,247	$16.85
Granted	88,754	$18.10
Vested	(72,141)	$14.17
Expired	—	—
Forfeited	(9,485)	$18.10
Non-Vested at December 31, 2023	237,375	$18.08

Market Condition Restricted Shares– Stock Price Vesting

Restricted Company common stock has been granted to certain employees under the 2010 Plan. The restricted Company common stock outstanding from these grants vest in increments based upon the price per share of the Company common stock during the term of employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing thirty-day average closing prices. Effective January 28, 2021, the 22,000 shares outstanding, consisting of 18,000 shares with a $70 per share price vesting criteria and 4,000 shares with a $75 per share price vesting criteria, expired prior to vesting. Such shares and price vesting criteria were based on defined values prior to the effect of the Stock Split, as defined in Note 13, “Equity”.

The Company used a Monte Carlo simulation pricing model to determine the fair value of its awards that are based on market conditions. The determination of the fair value of market condition-based awards is affected by the Company’s stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the requisite performance term of the awards, the relative performance of the Company’s stock price and stockholder returns to companies in its peer group, annual dividends, and a risk-free interest rate assumption. Compensation cost is recognized regardless of the achievement of the market conditions.

As of December 31, 2023 and 2022, there was no unrecognized compensation cost related to market condition restricted stock.

A summary of the activity for these awards during the years ended December 31, 2023, 2022, and 2021 is presented below:

Market Condition Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value
Non-Vested at January 1, 2021	22,000	$41.71
Granted	—	—
Vested	—	—
Expired	(22,000)	$41.71
Forfeited	—	—
Non-Vested at December 31, 2021	—	—
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Non-Vested at December 31, 2022	—	—
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Non-Vested at December 31, 2023	—	—

Three Year Vest Restricted Shares

Restricted shares have been granted to certain employees under the 2010 Plan. Certain of the restricted shares vest on each of the first, second, and third anniversaries of January 28 of the applicable year provided the grantee is an employee of the Company on those dates. Certain other restricted share awards, granted on July 1, 2022, vest entirely on the third anniversary of the grant date, or July 1, 2025, provided the grantee is an employee of the Company on that date. In addition, any unvested portion of the restricted shares will vest upon a change in control. The Company granted a total of 96,453 shares of restricted Company common stock during the year ended December 31, 2023.

During the years ended December 31, 2023, 2022, and 2021 the Company’s determination of the fair value of the three-year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date. Compensation cost is recognized on a straight-line basis over the applicable vesting period.

As of December 31, 2023, there was $2.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three-year vest non-vested restricted shares, which will be recognized over a remaining weighted average period of 1.7 years.

A summary of the activity for these awards during the years ended December 31, 2023, 2022, and 2021 is presented below:

Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value Per Share
Non-Vested at January 1, 2021	115,437	$19.27
Granted	129,150	$11.82
Vested	(63,660)	$16.18
Expired	—	—
Forfeited	(26,418)	$15.53
Non-Vested at December 31, 2021	154,509	$14.96
Granted	137,448	$19.72
Vested	(72,465)	$14.96
Expired	—	—
Forfeited	(7,413)	$17.01
Non-Vested at December 31, 2022	212,079	$17.97
Granted	96,453	$19.12
Vested	(74,229)	$16.00
Expired	—	—
Forfeited	(17,946)	$19.08
Non-Vested at December 31, 2023	216,357	$19.07

Non-Qualified Stock Option Awards

Stock option awards have been granted to certain employees under the 2010 Plan. The vesting period of the options awards granted ranged from a period of one to three years. All options had vested as of December 31, 2018. The option expires on the earliest of: (a) the tenth anniversary of the grant date; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability. All options had been exercised as of December 31, 2022.

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

A summary of the activity for these awards during the years ended December 31, 2023, 2022, and 2021 is presented below:

Non-Qualified Stock Option Awards	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Non-Vested at January 1, 2021	240,000	$18.54
Granted	60,996	—
Exercised	(236,373)	$14.88
Expired	—	—
Forfeited	—	—
Non-Vested at December 31, 2021	64,623	$14.46
Granted	—	—
Exercised	(64,623)	$14.46
Expired	—	—
Forfeited	—	—
Non-Vested at December 31, 2022	—	$—
Granted	—	—
Exercised	—	$—
Expired	—	—
Forfeited	—	—
Non-Vested at December 31, 2023	—	$—	—	$—
Exercisable at January 1, 2023	—	$—	—	$—
Exercisable at December 31, 2023	—	$—	—	$—

As of December 31, 2023, there is no unrecognized compensation cost related to non-qualified, non-vested stock option awards.

NON-EMPLOYEE DIRECTOR STOCK COMPENSATION

Each member of the Company’s Board of Directors has the option to receive his or her annual retainer and meeting fees in shares of Company common stock rather than cash. The number of shares awarded to the directors making such election is calculated quarterly by dividing (i) the sum of (A) the amount of the quarterly retainer payment due to such director plus (B) meeting fees earned by such director during the quarter, by (ii) the trailing 20-day average price of the Company’s common stock as of the last day of the quarter, rounded down to the nearest whole number of shares.

Each non-employee director serving as of the beginning of each calendar year shall receive an annual award of the Company’s common stock. The value of such award totaled $35,000 for the years ended December 31, 2023, 2022 and 2021 (the “Annual Award”). The number of shares awarded is calculated based on the trailing 20-day average price of the Company’s common stock as of the date two business days prior to the date of the award, rounded down to the nearest whole number of shares. Commencing in 2021, non-employee directors no longer receive meeting fees, but receive additional retainers for service on Board committees, as set forth in the Company’s Non-Employee Director Compensation Policy available on the Company’s website (www.ctoreit.com).

During the years ended December 31, 2023, 2022, and 2021, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.4 million or 25,147 shares, $0.5 million or 25,034 shares, and $0.5 million, or 32,766 shares, respectively. The expense recognized during the years ended December 31, 2023, 2022, and 2021 includes the Annual Award received during the first quarter of each year.

NOTE 21.       INCOME TAXES

The Company elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2020. The Company believes that, commencing with such taxable year, it has been organized and has operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws. The Company intends to continue to operate in such a manner. As a REIT, the Company will be subject to U.S. federal and state income taxation at corporate rates on its net taxable income; the Company, however, may claim a deduction for the amount of dividends paid to its stockholders. Amounts distributed as dividends by the Company will be subject to taxation at the stockholder level only. While the Company must distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to qualify as a REIT, the Company intends to distribute all of its net taxable income. The Company is allowed certain other non-cash deductions or adjustments, such as depreciation expense, when computing its REIT taxable income and distribution requirement. These deductions permit the Company to reduce its dividend payout requirement under U.S. federal income tax laws. Certain states may impose minimum franchise taxes. To comply with certain REIT requirements, the Company holds certain of its non-REIT assets and operations through taxable REIT subsidiaries (“TRSs”) and subsidiaries of TRSs, which are subject to applicable U.S. federal, state and local corporate income tax on their taxable income. For the periods presented, the Company held a total of two TRSs subject to taxation. The Company’s TRSs file tax returns separately as C-Corporations.

As a result of the Company’s election to be taxed as a REIT, during the year ended December 31, 2020, an $82.5 million deferred tax benefit was recorded to de-recognize the deferred tax assets and liabilities associated with the entities included in the REIT. A significant portion of the deferred tax benefit recognized related to the de-recognition of deferred tax liabilities resulting from Section 1031 like-kind exchanges (“1031 Exchanges”). The Company will be subject to corporate income taxes related to assets held by it that are sold during the 5-year period following the date of conversion to the extent such sold assets had a built-in gain as of January 1, 2020. The Company has disposed of certain, primarily single-tenant REIT assets after the REIT conversion within the 5-year period. All such sales were completed using 1031 Exchanges or other deferred tax structures to mitigate the built-in gain tax liability of conversion.

Total income tax benefit (expense) is summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income Tax Benefit (Expense)	$(604)	$2,830	$3,079

The provisions for income tax benefit (expense) are summarized as follows (in thousands):

	2023		2022		2021
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$(83)	$(427)	$(183)	$2,571	$235	$2,362
State	—	(94)	—	442	44	438
Total	$(83)	$(521)	$(183)	$3,013	$279	$2,800

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The sources of these differences and the related deferred income tax assets (liabilities) are summarized as follows (in thousands):

	Deferred Tax
	2023	2022
Deferred Income Tax Assets
Capital Loss Carryforward	$1,663	$1,800
Net Operating Loss Carryforward	2,277	2,597
Gross Deferred Income Tax Assets	3,940	4,397
Less - Valuation Allowance	(1,663)	(1,800)
Net Deferred Income Tax Assets	2,277	2,597
Deferred Income Tax Liabilities
Unrealized Gain on Investment Securities	(240)	(39)
Basis Differences in Mitigation Credit Assets	(28)	(28)
Total Deferred Income Tax Liabilities	(268)	(67)
Net Deferred Income Tax Liabilities	$2,009	$2,530

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. We consider past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2023 and 2022, the Company had $2.3 million and $2.6 million in net operating loss (“NOL”) carryforwards, respectively. The Tax Cuts and Jobs Act allows for indefinite carryforwards for all NOLs generated in taxable years beginning after December 31, 2017. Accordingly, as of December 31, 2023 and 2022, no valuation allowance was considered necessary related to the Company’s NOL carryforwards. As of December 31, 2023 and 2022, the Company had a capital loss carryforward totaling $6.6 million and $7.2 million, respectively, related to the elimination of the Company’s interest in the Land JV. Although the Company utilized $0.7 million of the capital loss carryforward during December 31, 2023, the Company does not currently anticipate being able to fully utilize the remaining capital loss carryforward and accordingly, has allowed for the $1.7 million and $1.8 million deferred tax asset in full as of December 31, 2023 and 2022, respectively.

Following is a reconciliation of the income tax computed at the federal statutory rate of 21% for 2023, 2022, and 2021, individually, for continuing operations (in thousands):

	Year Ended December 31,
	2023		2022		2021
Income Tax Benefit Computed at Federal Statutory Rate	$(353)	(5.8)%	$2,795	852.1%	$4,408	16.4%
Increase (Decrease) Resulting from:
State Income Tax, Net of Federal Income Tax Benefit	(92)	(1.5)%	593	180.8%	936	3.5%
Income Tax on Permanently Non-Deductible Items	(158)	(2.6)%	(484)	(147.6)%	—	0.0%
Income Tax on Capital Gains offsetting Capital Loss Carryforward	113	1.8%	—	0.0%	—	0.0%
Valuation Allowance	—	0.0%	—	0.0%	(2,216)	(8.2)%
Other Reconciling Items	(114)	(1.9)%	(74)	(22.6)%	(49)	(0.2)%
Benefit for Income Taxes	$(604)	(9.8)%	$2,830	862.8%	$3,079	11.5%

The effective income tax rate assumes a blended rate for estimated state and local taxes on its income and property. The effective income tax rate for the years ended December 31, 2023, 2022, and 2021 was (9.8)%, 862.8%, and 11.5%, respectively. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. There were no discrete events during the years ended December 31, 2023 or 2022. The year ended December 31, 2021, included the impact of the capital loss carryforward valuation allowance.

For prior taxable years through the year ended December 31, 2021 the Company has filed a consolidated income tax return in the United States Federal jurisdiction and the states of Alabama, Arizona, California, Colorado, Florida, Georgia, Maryland, Massachusetts, Nevada, New Mexico, New York, North Carolina, Oregon, Texas, Virginia, Washington, and Wisconsin. The Internal Revenue Service (“IRS”) has audited the federal tax returns through the year 2012, with all proposed adjustments settled. The Florida Department of Revenue has audited the Florida tax returns through the year 2014, with all proposed adjustments settled. For the years ended December 31, 2023, 2022, and 2021, the Company recognized no uncertain tax positions or accrued interest and penalties for uncertain tax positions. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision (benefit) in the applicable period.

Income taxes totaling $0.3 million, $0.1 million, and $0.4 million were paid during the years ended December 31, 2023, 2022, and 2021, respectively. Additionally, income taxes totaling $0.4 million and less than $0.1 million were refunded during the years ended December 31, 2023 and 2021, respectively, with no income taxes refunded during the year ended December 31, 2022.

NOTE 22.       COMMITMENTS AND CONTINGENCIES

MINIMUM FUTURE RENTAL PAYMENTS

The Company leases, as lessee, certain equipment under operating leases. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2023, are summarized as follows (in thousands):

Year Ending December 31,	Amounts
2024	$124
2025	120
2026	113
2027	116
2028	—
2029 and Thereafter (Cumulative)	—
Total Lease Payments	$473
Imputed Interest	(56)
Operating Leases - Liability	$417

Rental expense under all operating leases amounted to $0.1 million for each of the years ended December 31, 2023, 2022, and 2021.

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

CONTRACTUAL COMMITMENTS – EXPENDITURES

The Company has committed to fund the following capital improvements. The improvements, which are related to several properties, are estimated to be generally completed within twelve months. These commitments, as of December 31, 2023, are as follows (in thousands):

As of December 31, 2023
Total Commitment (1)	$17,888
Less Amount Funded	(4,236)
Remaining Commitment	$13,652
(1)	Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

NOTE 23.       BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, management services, commercial loans and investments, and real estate operations. The management services segment consists of the revenue generated from managing PINE and the Land JV.

Our income property operations consist of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 90% and 91% of our identifiable assets as of December 31, 2023 and 2022, respectively, and 88.6%, 83.6%, and 72.1% of our consolidated revenues for the years ended December 31, 2023, 2022, and 2021, respectively. Our management fee income consists primarily of the management fees earned for the management of PINE during the three years ended December 31, 2023, 2022, and 2021, as well as from the Portfolio Management Agreement during the year ended December 31, 2023 and the Land JV during the year ended December 31, 2021. As of December 31, 2023, our commercial loan and investment portfolio consisted of four commercial loan investments and one preferred equity investment which is classified as a commercial loan investment. Our real estate operations consists of revenues generated from the sale of and royalty income related to our interests in subsurface oil, gas, and mineral rights, and the sale of mitigation credits.

The Company evaluates segment performance based on operating income. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in different segments for the years ended December 31, 2023, 2022, and 2021 is as follows (in thousands):

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Revenues:
Income Properties	$96,663	$68,857	$50,679
Management Fee Income	4,388	3,829	3,305
Interest Income From Commercial Loans and Investments	4,084	4,172	2,861
Real Estate Operations	3,984	5,462	13,427
Total Revenues	$109,119	$82,320	$70,272
Operating Income:
Income Properties	$68,208	$48,493	$36,864
Management Fee Income	4,388	3,829	3,305
Interest Income From Commercial Loans and Investments	4,084	4,172	2,861
Real Estate Operations	2,261	2,969	4,812
General and Corporate Expense	(58,422)	(41,754)	(31,783)
Provision for Impairment	(1,556)	—	(17,599)
Gain (Loss) on Disposition of Assets	7,543	(7,042)	28,316
Loss on Extinguishment of Debt	—	—	(3,431)
Total Operating Income	$26,506	$10,667	$23,345
Depreciation and Amortization:
Income Properties	$44,107	$28,799	$20,561
Corporate and Other	66	56	20
Total Depreciation and Amortization	$44,173	$28,855	$20,581
Capital Expenditures:
Income Properties	$102,688	$331,754	$256,456
Commercial Loans and Investments	32,869	53,369	364
Corporate and Other	261	42	34
Total Capital Expenditures	$135,818	$385,165	$256,854

Identifiable assets of each segment as of December 31, 2023 and 2022 are as follows (in thousands):

	As of
	December 31, 2023	December 31, 2022
Identifiable Assets:
Income Properties	$887,345	$902,427
Management Services	1,395	1,370
Commercial Loans and Investments	62,099	32,269
Real Estate Operations	2,343	4,041
Corporate and Other	36,486	46,438
Total Assets	$989,668	$986,545

Operating income represents income from operations before interest expense, investment income, and income taxes. General and corporate expenses are an aggregate of general and administrative expenses and depreciation and amortization expense. Interest expense is not utilized by the chief operating decision maker in evaluating segment performance, therefore interest expense in the amount of $22.4 million, $11.1 million, and $8.9 million during the years ended December 31, 2023, 2022, and 2021, respectively, was not allocated to our business segments. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Real Estate Operations includes the identifiable assets of certain real estate operations receivables as well as Subsurface Interests and mitigation credits. Corporate and other assets consist primarily of cash and restricted cash, property, plant, and equipment related to the other operations, as well as the general and corporate operations.

The Management Services and Real Estate Operations segments had no capital expenditures as of December 31, 2023, 2022 or 2021.

NOTE 24.     SUBSEQUENT EVENTS

Subsequent events and transactions were evaluated through February 22, 2024, the date the consolidated financial statements were issued. There were no reportable subsequent events or transactions.

On February 16, 2024, the Company completed the sale of its remaining Subsurface Interests for gross proceeds of $5.0 million. As part of the Subsurface Interests sale, the Company entered into a management agreement with the buyer to provide ongoing management services.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2023

(In thousands)

				Costs Capitalized
		Initial Cost to Company		Subsequent to Acquisition
Description	Encumbrances	Land	Buildings & Improvements	Improvements	Carrying Costs
Income Properties:
Crabby's Oceanside, Daytona Beach, FL	—	5,836	4,249	45	—
LandShark Bar & Grill, Daytona Beach, FL	—	5,836	4,577	10	—
Fidelity, Albuquerque, NM	—	5,739	29,537	12	—
The Strand at St. Johns Town Center, Jacksonville, FL	—	12,551	36,431	697	—
Crossroads Towne Center, Chandler, AZ	—	5,842	38,881	364	—
Ashford Lane, Atlanta, GA	—	37,717	33,422	24,351	—
Jordan Landing, West Jordan, UT	—	10,529	5,752	—	—
The Shops at Legacy, Plano, TX	—	22,008	27,192	2,382	—
Beaver Creek Crossings, Apex, NC	—	21,391	39,194	454	—
125 Lincoln & 150 Washington, Santa Fe, NM	—	473	12,525	1,824	—
369 N. New York Ave., Winter Park, FL	—	8,535	5,139	1,584	—
The Exchange at Gwinnett, Buford, GA	—	6,599	36,403	59	—
Price Plaza, Katy, TX	—	15,630	17,978	810	—
Madison Yards, Atlanta, GA	—	19,780	47,938	577	—
West Broad Village, Glen Allen, VA	—	12,120	65,829	1,240	—
Collection at Forsyth, Cumming, GA	—	13,349	75,286	414	—
MainStreet Portfolio, Daytona Beach, FL	—	3,504	1,422	257	—
Plaza at Rockwall, Rockwall, TX	—	14,793	42,391	163	—
	$—	$222,232	$524,146	$35,243	$—
(1)	The aggregate cost, net of deferred tax liabilities, of Income Properties, Land, Buildings, and Improvements for Federal income tax purposes at December 31, 2023 is approximately $578.1 million.

Gross Amount at Which

Carried at Close of Period

December 31, 2023

(In thousands)

	Land	Buildings	Total	Accumulated Depreciation	Date of Completion of Construction	Date Acquired	Life
Income Properties:
Crabby's Oceanside, Daytona Beach, FL	5,836	4,294	10,130	1,374	01/25/18	N/A	40 Yrs.
LandShark Bar & Grill, Daytona Beach, FL	5,836	4,587	10,423	1,315	01/25/18	N/A	40 Yrs.
Fidelity, Albuquerque, NM	5,739	29,549	35,288	5,903	N/A	10/04/18	45 Yrs.
The Strand at St. Johns Town Center, Jacksonville, FL	12,551	37,128	49,679	5,769	N/A	12/9/2019	48 Yrs.
Crossroads Towne Center, Chandler, AZ	5,842	39,245	45,087	5,147	N/A	1/24/2020	35 Yrs.
Ashford Lane, Atlanta, GA	37,717	57,773	95,490	6,392	N/A	2/21/2020	36 Yrs.
Jordan Landing, West Jordan, UT	10,529	5,752	16,281	849	N/A	3/2/2021	30 Yrs.
The Shops at Legacy, Plano, TX	22,008	29,574	51,582	4,808	N/A	6/23/2021	32 Yrs.
Beaver Creek Crossings, Apex, NC	21,391	39,648	61,039	3,885	N/A	12/2/2021	30 Yrs.
125 Lincoln & 150 Washington, Santa Fe, NM	473	14,349	14,822	1,424	N/A	12/20/2021	30 Yrs.
369 N. New York Ave., Winter Park, FL	8,535	6,723	15,258	676	N/A	12/20/2021	30 Yrs.
The Exchange at Gwinnett, Buford, GA	6,599	36,462	43,061	1,771	N/A	12/30/2021	45 Yrs.
Price Plaza, Katy, TX	15,630	18,788	34,418	1,903	N/A	3/3/2022	25 Yrs.
Madison Yards, Atlanta, GA	19,780	48,515	68,295	1,955	N/A	7/8/2022	42 Yrs.
West Broad Village, Glen Allen, VA	12,120	67,069	79,189	3,216	N/A	10/14/2022	40 Yrs.
Collection at Forsyth, Cumming, GA	13,349	75,700	89,049	3,827	N/A	12/29/2022	31 Yrs.
MainStreet Portfolio, Daytona Beach, FL	3,504	1,679	5,183	109	N/A	12/29/2022	25 Yrs.
Plaza at Rockwall, Rockwall, TX	14,793	42,554	57,347	1,102	N/A	6/9/2023	40 Yrs.
	$222,232	$559,389	$781,621	$51,425

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2023

(In thousands)

	2023	2022	2021
Cost:
Balance at Beginning of Year	$763,959	$521,260	$472,126
Additions and Improvements	97,772	281,562	206,646
Cost of Real Estate Sold	(80,110)	(38,863)	(157,512)
Balance at End of Year	$781,621	$763,959	$521,260

Accumulated Depreciation:
Balance at Beginning of Year	35,512	23,936	30,316
Depreciation and Amortization	25,664	16,262	12,270
Depreciation on Real Estate Sold	(9,751)	(4,686)	(18,650)
Balance at End of Year	$51,425	$35,512	$23,936

Reconciliation to Consolidated Balance Sheet at December 31, 2023:
Income Properties, Land, Buildings, and Improvements	$781,621	$763,959
	781,621	763,959
Cost Basis of Assets Classified as Held for Sale on Balance Sheet	—	—
Total Per Schedule	$781,621	$763,959

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

FOR THE YEAR ENDED DECEMBER 31, 2023

There was a portfolio of four commercial loan investments and one preferred equity investment which is classified as a commercial loan investment as of December 31, 2023 (in thousands).

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amounts of Mortgages (2)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Construction Loan – The Exchange At Gwinnett – Buford, GA	7.25%	January 2024	Monthly Interest Payments	—	1,857	1,854	—
Preferred Investment – Watters Creek – Allen, TX	8.75%	April 2025	Monthly Interest Payments	—	30,000	29,937	—
Mortgage Note – Founders Square – Dallas, TX	8.75%	March 2026	Monthly Interest Payments		15,000	14,892	—
Promissory Note – Main Street – Daytona Beach, FL	7.00%	May 2033	Monthly Interest Payments		400	400	—
Mortgage Note – Sabal Pavilion – Tampa, FL	7.50%	June 2024	Monthly Interest Payments	—	15,400	15,393	—
Totals				$—	$62,657	$62,476	$—
CECL Reserve						(627)
Total Commercial Loans and Investments						$61,849

The following represents the activity within the Company’s commercial loans and investments segment for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	2023	2022	2021
Balance at Beginning of Year	$31,908	$39,095	$38,320
Additions During the Year:
New Mortgage Loans	32,711	53,282	364
Collection of Origination Fees	158	87	—
Accretion of Origination Fees (1)	137	174	2
Gain on Sale of Loans	—	807	—
Imputed Interest Over Rent Payments on Ground Lease Loan	—	97	409
Deductions During the Year:
Collection of Principal	(986)	(61,634)	—
Foreclosure	(1,452)	—	—
Impairment / CECL Reserve	(627)	—	—
Balance at End of Year	$61,849	$31,908	$39,095
(1)	Non-cash accretion of loan origination fees.
(2)	The aggregate carrying amount of mortgages for Federal income tax purposes at December 31, 2023 totaled $61.8 million.