Form 10-Q
period 2024-09-30
CTO Realty Growth, Inc.
filed 2024-10-24
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 17, 2024, there were 29,976,153 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CTO REALTY GROWTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	(Unaudited) September 30, 2024	December 31, 2023
ASSETS
Real Estate:
Land, at Cost	$253,742	$222,232
Building and Improvements, at Cost	691,055	559,389
Other Furnishings and Equipment, at Cost	874	857
Construction in Process, at Cost	4,838	3,997
Total Real Estate, at Cost	950,509	786,475
Less, Accumulated Depreciation	(70,545)	(52,012)
Real Estate—Net	879,964	734,463
Land and Development Costs	300	731
Intangible Lease Assets—Net	107,658	97,109
Investment in Alpine Income Property Trust, Inc.	42,997	39,445
Mitigation Credits	—	1,044
Commercial Loans and Investments	103,014	61,849
Cash and Cash Equivalents	8,172	10,214
Restricted Cash	1,696	7,605
Refundable Income Taxes	18	246
Deferred Income Taxes—Net	2,019	2,009
Other Assets—See Note 11	30,286	34,953
Total Assets	$1,176,124	$989,668
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$2,075	$2,758
Accrued and Other Liabilities—See Note 17	26,401	18,373
Deferred Revenue—See Note 18	6,171	5,200
Intangible Lease Liabilities—Net	18,857	10,441
Long-Term Debt	526,838	495,370
Total Liabilities	580,342	532,142
Commitments and Contingencies—See Note 21
Stockholders’ Equity:
Preferred Stock – 100,000,000 shares authorized; $0.01 par value, 6.375% Series A Cumulative Redeemable Preferred Stock, $25.00 Per Share Liquidation Preference, 4,713,069 shares issued and outstanding at September 30, 2024 and 2,978,808 shares issued and outstanding at December 31, 2023	47	30
Common Stock – 500,000,000 shares authorized; $0.01 par value, 29,971,538 shares issued and outstanding at September 30, 2024 and 22,643,034 shares issued and outstanding at December 31, 2023	300	226
Additional Paid-In Capital	334,467	168,435
Retained Earnings	261,373	281,944
Accumulated Other Comprehensive Income (Loss)	(405)	6,891
Total Stockholders’ Equity	595,782	457,526
Total Liabilities and Stockholders’ Equity	$1,176,124	$989,668

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Revenues
Income Properties	$28,528	$25,183	$79,029	$70,373
Management Fee Income	1,124	1,094	3,360	3,294
Interest Income From Commercial Loans and Investments	1,615	1,114	4,407	2,965
Real Estate Operations	538	1,079	1,981	2,602
Total Revenues	31,805	28,470	88,777	79,234
Direct Cost of Revenues
Income Properties	(7,797)	(7,060)	(22,630)	(20,883)
Real Estate Operations	(359)	(152)	(1,437)	(876)
Total Direct Cost of Revenues	(8,156)	(7,212)	(24,067)	(21,759)
General and Administrative Expenses	(4,075)	(3,439)	(11,750)	(10,493)
Provision for Impairment	(538)	(929)	(653)	(1,408)
Depreciation and Amortization	(13,221)	(11,669)	(35,701)	(32,814)
Total Operating Expenses	(25,990)	(23,249)	(72,171)	(66,474)
Gain (Loss) on Disposition of Assets	(855)	2,464	8,308	3,565
Other Gain (Loss)	(855)	2,464	8,308	3,565
Total Operating Income	4,960	7,685	24,914	16,325
Investment and Other Income (Loss)	7,031	1,184	5,201	(1,296)
Interest Expense	(5,632)	(6,318)	(16,765)	(16,161)
Income (Loss) Before Income Tax Benefit (Expense)	6,359	2,551	13,350	(1,132)
Income Tax Benefit (Expense)	(132)	135	(98)	(375)
Net Income (Loss) Attributable to the Company	6,227	2,686	13,252	(1,507)
Distributions to Preferred Stockholders	(1,878)	(1,195)	(4,936)	(3,585)
Net Income (Loss) Attributable to Common Stockholders	$4,349	$1,491	$8,316	$(5,092)

Per Share Information—See Note 13:
Basic and Diluted Net Income (Loss) Attributable to Common Stockholders	$0.17	$0.07	$0.35	$(0.23)

Weighted Average Number of Common Shares
Basic	25,445,411	22,484,561	23,601,389	22,556,642
Diluted	25,521,749	22,484,561	23,625,369	22,556,642

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net Income (Loss) Attributable to the Company	$6,227	$2,686	$13,252	$(1,507)
Other Comprehensive Income (Loss):
Cash Flow Hedging Derivative - Interest Rate Swaps	(15,791)	5,901	(7,296)	8,389
Total Other Comprehensive Income (Loss)	(15,791)	5,901	(7,296)	8,389
Total Comprehensive Income (Loss)	$(9,564)	$8,587	$5,956	$6,882

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

For the three months ended September 30, 2024:

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance July 1, 2024	$47	$231	$207,882	$268,269	$15,386	$491,815
Net Income Attributable to the Company	—	—	—	6,227	—	6,227
Exercise of Stock Options and Stock Issuance to Directors	—	—	89	—	—	89
Stock Issuance, Net of Equity Issuance Costs	—	69	125,835	—	—	125,904
Stock-Based Compensation Expense	—	—	661	—	—	661
Preferred Stock Dividends Declared for the Period	—	—	—	(1,878)	—	(1,878)
Common Stock Dividends Declared for the Period	—	—	—	(11,245)	—	(11,245)
Other Comprehensive Loss	—	—	—	—	(15,791)	(15,791)
Balance September 30, 2024	$47	$300	$334,467	$261,373	$(405)	$595,782

For the three months ended September 30, 2023:

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders' Equity
Balance July 1, 2023	$30	$227	$168,103	$291,958	$18,249	$478,567
Net Income Attributable to the Company	—	—	—	2,686	—	2,686
Stock Repurchase	—	—	(87)	—	—	(87)
Exercise of Stock Options and Stock Issuance to Directors	—	—	67	—	—	67
Payment of Equity Issuance Costs	—	—	(8)	—	—	(8)
Stock-Based Compensation Expense	—	—	800	—	—	800
Preferred Stock Dividends Declared for the Period	—	—	—	(1,195)	—	(1,195)
Common Stock Dividends Declared for the Period	—	—	—	(8,660)	—	(8,660)
Other Comprehensive Income	—	—	—	—	5,901	5,901
Balance September 30, 2023	$30	$227	$168,875	$284,789	$24,150	$478,071

For the nine months ended September 30, 2024:

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance January 1, 2024	$30	$226	$168,435	$281,944	$6,891	$457,526
Net Income Attributable to the Company	—	—	—	13,252	—	13,252
Stock Repurchase	—	—	(664)	—	—	(664)
Vested Restricted Stock and Performance Shares	—	1	(1,275)	—	—	(1,274)
Exercise of Stock Options and Stock Issuance to Directors	—	—	558	—	—	558
Issuance of Preferred Stock, Net of Underwriting Discount and Expenses	17	—	32,979	—	—	32,996
Stock Issuance, Net of Equity Issuance Costs	—	73	132,127	—	—	132,200
Stock-Based Compensation Expense	—	—	2,307	—	—	2,307
Preferred Stock Dividends Declared for the Period	—	—	—	(4,936)	—	(4,936)
Common Stock Dividends Declared for the Period	—	—	—	(28,887)	—	(28,887)
Other Comprehensive Loss	—	—	—	—	(7,296)	(7,296)
Balance September 30, 2024	$47	$300	$334,467	$261,373	$(405)	$595,782

For the nine months ended September 30, 2023:

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders' Equity
Balance January 1, 2023	$30	$229	$172,471	$316,279	$15,761	$504,770
Net Loss Attributable to the Company	—	—	—	(1,507)	—	(1,507)
Stock Repurchase	—	(3)	(5,169)	—	—	(5,172)
Vested Restricted Stock and Performance Shares	—	1	(1,029)	—	—	(1,028)
Exercise of Stock Options and Stock Issuance to Directors	—	—	308	—	—	308
Payment of Equity Issuance Costs	—	—	(130)	—	—	(130)
Stock-Based Compensation Expense	—	—	2,424	—	—	2,424
Preferred Stock Dividends Declared for the Period	—	—	—	(3,585)	—	(3,585)
Common Stock Dividends Declared for the Period	—	—	—	(26,398)	—	(26,398)
Other Comprehensive Income	—	—	—	—	8,389	8,389
Balance September 30, 2023	$30	$227	$168,875	$284,789	$24,150	$478,071

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash Flow from Operating Activities:
Net Income (Loss) Attributable to the Company	$13,252	$(1,507)
Adjustments to Reconcile Net Income (Loss) Attributable to the Company to Net Cash Provided by Operating Activities:
Depreciation and Amortization	35,701	32,814
Amortization of Intangible Liabilities to Income Property Revenue	830	1,793
Amortization of Deferred Financing Costs to Interest Expense	758	724
Amortization of Discount on Convertible Debt	119	119
Gain on Disposition of Real Estate and Intangible Lease Assets and Liabilities	(3,763)	(3,565)
Gain on Disposition of Subsurface Interests	(4,545)	—
Provision for Impairment	653	1,408
Accretion of Commercial Loans and Investments Origination Fees	(129)	(105)
Non-Cash Imputed Interest	(22)	(22)
Deferred Income Taxes	(10)	167
Unrealized Loss (Gain) on Investment Securities	(2,250)	5,663
Extinguishment of Contingent Obligation	—	(2,300)
Non-Cash Compensation	2,887	2,802
Decrease (Increase) in Assets:
Refundable Income Taxes	229	18
Land and Development Costs	2	(13)
Mitigation Credits and Mitigation Credit Rights	1,044	709
Other Assets	(3,985)	(3,792)
Increase (Decrease) in Liabilities:
Accounts Payable	(684)	1,424
Accrued and Other Liabilities	4,775	3,092
Deferred Revenue	971	516
Net Cash Provided By Operating Activities	45,833	39,945
Cash Flow from Investing Activities:
Acquisition of Real Estate and Intangible Lease Assets and Liabilities	(207,757)	(82,810)
Investments in and Improvements to Real Estate	(9,229)	(17,778)
Acquisition of Commercial Loans and Investments	(60,206)	(17,477)
Proceeds from Disposition of Property, Plant, and Equipment, Net and Assets Held for Sale	37,157	21,689
Proceeds from Disposition of Subsurface Interests	4,974	—
Principal Payments Received on Commercial Loans and Investments	18,517	986
Acquisition of Investment Securities	(447)	(2,883)
Proceeds from the Sale of Investment Securities	1,655	—
Net Cash Used In Investing Activities	(215,336)	(98,273)
Cash Flow From Financing Activities:
Proceeds from Long-Term Debt	318,000	132,850
Payments on Long-Term Debt	(286,000)	(30,600)
Cash Paid for Loan Fees	(989)	(132)
Cash Received Exercise of Stock Options and Common Stock Issuance	558	308
Proceeds from Issuance of Preferred Stock, Net of Underwriting Discount and Expenses	32,996	—
Cash Used to Purchase Common and Preferred Stock	(664)	(5,172)
Cash Paid for Vesting of Restricted Stock	(1,274)	(1,028)
Proceeds from (Cash Paid for) Issuance of Common and Preferred Stock, Net	132,200	(130)
Dividends Paid - Preferred Stock	(4,936)	(3,585)
Dividends Paid - Common Stock	(28,339)	(25,744)
Net Cash Provided By Financing Activities	161,552	66,767
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(7,951)	8,439
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	17,819	21,194
Cash, Cash Equivalents and Restricted Cash, End of Period	$9,868	$29,633

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$8,172	$7,015
Restricted Cash	1,696	22,618
Total Cash	$9,868	$29,633

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Taxes, Net of Refunds Received	$(91)	$231
Cash Paid for Interest (1)	$15,640	$15,178

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Gain (Loss) on Cash Flow Hedges	$(7,296)	$8,389
Common Stock Dividends Declared and Unpaid	$548	$654

(1)     Includes capitalized interest of $0.1 and $0.2 million during the nine months ended September 30, 2024 and 2023, respectively.

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

As of September 30, 2024, we own and manage, sometimes utilizing third-party property management companies, 22 commercial real estate properties in seven states in the United States, comprising 4.6 million square feet of gross leasable space. In addition to our income property portfolio, as of September 30, 2024, our business included the following:

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

Commercial Loans and Investments: A portfolio of four commercial loan investments and two preferred equity investments which are classified as commercial loan investments.

Real Estate Operations: During the nine months ended September 30, 2024, the Company sold its remaining mitigation credits. These credits were produced by the Company’s formerly owned mitigation bank. During the nine months ended September 30, 2024, the Company sold its portfolio of subsurface mineral interests associated with approximately 352,000 surface acres in 19 counties in the State of Florida (“Subsurface Interests”), as further described in Note 6, “Real Estate Operations”. As part of the Subsurface Interests sale, the Company entered into a management agreement with the buyer to provide ongoing management services (the “Subsurface Management Agreement”).

Investment in PINE: Our business also includes our investment in PINE. As of September 30, 2024, the fair value of our investment totaled $43.0 million, or 15.3% of PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

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

The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other entities in which we have a controlling interest. Any real estate entities or properties included in the consolidated financial statements have been consolidated only for the periods that such entities or properties were owned or under control by us. All inter-company balances and transactions have been eliminated in the consolidated financial statements. As of September 30, 2024, the Company has an equity investment in PINE.

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

Real Estate

The Company’s real estate assets are stated at cost, less accumulated depreciation and amortization. Such assets are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to the applicable property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the Company’s consolidated statement of operations. The amount of depreciation of real estate, exclusive of amortization related to intangible assets, recognized for the three months ended September 30, 2024 and September 30, 2023, was $8.0 million and $6.8 million, respectively. The amount of depreciation of real estate, exclusive of amortization related to intangible assets, recognized for the nine months ended September 30, 2024 and September 30, 2023, was $21.2 million and $19.1 million, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of September 30, 2024 and December 31, 2023 include certain amounts over the Federal Deposit Insurance Corporation limits.

Restricted Cash

Restricted cash totaled $1.7 million at September 30, 2024, which is being held in four interest and/or real estate tax reserve accounts related to the Company’s commercial loans and investments.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at September 30, 2024 and December 31, 2023, approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s Credit Facility (hereinafter defined) as of September 30, 2024 and December 31, 2023, approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s fixed rate commercial loans and investments, the 2026 Term Loan (hereinafter defined), the 2027 Term Loan (hereinafter defined), the 2028 Term Loan (hereinafter defined), the 2029 Term Loan (hereinafter defined), mortgage note, and convertible debt held as of September 30, 2024 and December 31, 2023 are measured at fair value based on current market rates for financial instruments with similar risks and maturities (see Note 8, “Fair Value of Financial Instruments”).

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

Mitigation Credits

Mitigation credits are stated at historical cost. As these assets are sold, the related revenues and cost of sales are reported as revenues from, and direct costs of, real estate operations, respectively, in the consolidated statements of operations. As of September 30, 2024, the Company had disposed of all of its remaining mitigation credits.

Accounts Receivable

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of accrued tenant reimbursable expenses and other tenant receivables. Receivables related to income property tenants totaled $5.1 million and $4.6 million as of September 30, 2024 and December 31, 2023, respectively.

Accounts receivable related to real estate operations, which are classified in other assets on the consolidated balance sheets, totaled $0.6 million as of September 30, 2024 and December 31, 2023. The accounts receivable as of September 30, 2024 and December 31, 2023 are primarily related to the reimbursement of certain infrastructure costs completed by the Company in conjunction with two land sale transactions that closed during the fourth quarter of 2015 as more fully described in Note 11, “Other Assets.”

The collectability of the aforementioned receivables shall be considered and adjusted through an allowance for doubtful accounts which is included in income property revenue on the consolidated statements of operations. As of September 30, 2024 and December 31, 2023, the Company’s allowance for doubtful accounts totaled $2.2 million and $1.7 million, respectively.

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

Recently Issued Accounting Standards

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

NOTE 3. INCOME PROPERTIES

Leasing revenue consists of long-term rental revenue from retail, office, and commercial income properties, which is recognized as earned, using the straight-line method over the life of each lease. Lease payments below include straight-line base rental revenue as well as the non-cash accretion of above and below market lease amortization. The variable lease payments are primarily comprised of percentage rents, reimbursements from tenants for common area maintenance, insurance, real estate taxes, other operating expenses, and termination fee payments.

The components of leasing revenue are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Leasing Revenue
Lease Payments	$21,143	$19,547	$58,841	$55,187
Variable Lease Payments	7,385	5,636	20,188	15,186
Total Leasing Revenue	$28,528	$25,183	$79,029	$70,373

Minimum future base rental receipts under non-cancelable operating leases, excluding percentage rent and other lease payments that are not fixed and determinable, having remaining terms in excess of one year subsequent to September 30, 2024, are summarized as follows (in thousands):

Year Ending December 31,	Amounts
Remainder of 2024	$22,910
2025	87,000
2026	78,802
2027	66,802
2028	54,079
2029	40,515
2030 and Thereafter (Cumulative)	106,608
Total	$456,716

2024 Acquisitions. During the nine months ended September 30, 2024, the Company acquired four multi-tenant income properties, one vacant land parcel within an existing multi-tenant property, and one building within an existing multi-tenant income property for an aggregate purchase price of $210.0 million, or a total acquisition cost of $207.8 million, as follows:

●	A portfolio of three open-air shopping centers ( the “Three Property Portfolio”) for a gross purchase price of $137.5 million, less certain purchase credits, for a total acquisition cost of $135.1 million. The Three Property Portfolio consists of Carolina Pavilion in Charlotte, North Carolina; Millenia Crossing in Orlando, Florida; and Lake Brandon Village in Tampa, Florida. Carolina Pavilion comprises approximately 686,000 square feet, was 93% occupied, and had a weighted average remaining lease term of 5.9 years at acquisition. Millenia Crossing comprises approximately 100,000 square feet, was 96% occupied, and had a remaining lease term of 6.1 years at acquisition. Lake Brandon Village comprises approximately 102,000 square feet, was 100% occupied, and had a remaining lease term of 7.4 years at acquisition.
●	The Marketplace at Seminole Towne Center, a multi-tenant income property located in Sanford, Florida, for a purchase price of $68.7 million, or a total acquisition cost of $68.8 million including capitalized acquisition costs. The Marketplace at Seminole Towne Center comprises 315,066 square feet, was 98% occupied at acquisition, and had a weighted average remaining lease term of 4.7 years at acquisition.
●	One property, totaling 4,000 square feet, within the 28,100 square foot retail portion of Phase II of The Exchange at Gwinnett located in Buford, Georgia for an aggregate purchase price of $2.3 million including capitalized acquisition costs. The weighted average remaining lease term at acquisition is 10.0 years. As a result of this acquisition, the Company has acquired the entire retail portion of Phase II of the Exchange at Gwinnett. The Company previously purchased the Sprouts-anchored Phase I portion of The Exchange at Gwinnett in December 2021.

●	A vacant land parcel, for future development, within the previously acquired West Broad Village property, located in the Short Pump submarket of Richmond, Virginia, for a purchase price of $1.5 million including capitalized acquisition costs.

Of the aggregate $207.8 million total acquisition cost, $42.5 million was allocated to land, $144.5 million was allocated to buildings and improvements, and $32.3 million was allocated to intangible assets pertaining to the in-place lease value, leasing costs, and above market lease value and $11.5 million was allocated to intangible liabilities for the below market lease value. The amortization period for the intangible assets and liabilities was 5.8 years at acquisition.

2024 Dispositions. During the nine months ended September 30, 2024, the Company sold two income properties for an aggregate sales price of $38.0 million and aggregate gains on sales of $3.8 million. The sales consisted of (i) one mixed use income property in downtown Santa Fe, New Mexico for $20.0 million, resulting in a gain of $4.6 million, and (ii) one multi-tenant income property located in West Jordan, Utah for $18.0 million resulting in a loss on sale of $0.8 million.

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

2024 Activity. On February 2, 2024, the borrower under the construction loan originated in January 2022 and secured by the property and improvements constructed thereon for the second phase of The Exchange at Gwinnett project located in Buford, Georgia repaid the principal balance of $1.9 million, leaving no remaining balance outstanding as of September 30, 2024. There is no remaining commitment to the borrower as of September 30, 2024.

On March 26, 2024, the Company originated a construction loan secured by the property and improvements to be constructed thereon consisting of seven outparcel locations, known as the Hypoluxo Project, located in Lake Worth, Florida for $10.0 million. On September 25, 2024, the Company signed an amendment with the borrower of the Hypoluxo project, reducing the total funding obligation to $5.6 million and adjusting the maturity date to June 1, 2025. The construction loan continues to bear a fixed interest rate of 11.0% and requires interest only payments prior to maturity. As of September 30, 2024, the Company has fully funded this obligation.

On April 18, 2024, the borrower on the mortgage loan secured by the Sabal Pavilion property, as described below, repaid the mortgage loan, at a $0.2 million discount, for proceeds to the Company of $15.2 million.

On July 11, 2024, the Company funded $10.0 million into an escrow account, which escrow closed on August 1, 2024 in exchange for 10,000 shares of 14.000% Series A preferred stock, with a $0.01 par value per share, of a subsidiary of a publicly-traded hospitality, entertainment and real-estate company (the “Series A Preferred Investment”). In connection with the investment, the Company received an origination fee of 1.0% or $0.1 million. The investment is not redeemable prior to July 11, 2029, except upon the occurrence of certain specified events. In connection with the investment, the Company received an origination fee of 1.0% or $0.1 million. The investment is not redeemable prior to July 11, 2029, except upon the occurrence of certain specified events. The Company determined, pursuant to FASB ASC Topic 810, Consolidation, that we do not have a variable interest in the entity underlying the Series A Preferred Investment; accordingly, FASB Topic ASC 320, Investments-Debt Securities, was applied and the investment was recorded in the consolidated balance sheets as a commercial loan investment at the time of acquisition.

On September 27, 2024, the Company originated a $43.8 million first mortgage loan secured by the Rivana at Innovation Station property located in Herndon, Virginia. The loan is interest-only with a term of two years with a fixed interest rate of 11.0%. The Company received an origination fee of 1.25% or $0.5 million.

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

On December 20, 2023, simultaneous with the sale of the property, the Company originated a $15.4 million first mortgage loan secured by the Sabal Pavilion property located in Tampa, Florida. The loan was interest-only with a term of nine months with a fixed interest rate of 7.50%. During the nine months ended September 30, 2024, the borrower repaid the mortgage loan, at a $0.2 million discount, for proceeds to the Company of $15.2 million.

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

The Company’s commercial loans and investments were comprised of the following at September 30, 2024 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Preferred Investment – Watters Creek – Allen, TX	April 2022	April 2025	$30,000	$30,000	$29,974	9.00%
Mortgage Note – Founders Square – Dallas, TX	March 2023	March 2026	15,000	15,000	14,930	8.75%
Promissory Note – Main Street – Daytona Beach, FL	June 2023	May 2033	400	400	400	7.00%
Construction Loan - Hypoluxo - Lake Worth, FL	March 2024	June 2025	5,638	5,638	5,575	11.00%
Series A Preferred Investment	July 2024	July 2029	10,000	10,000	9,904	14.00%
Mortgage Note - Rivana - Herndon, VA	September 2024	September 2026	43,818	43,818	43,280	11.00%
			$104,856	$104,856	$104,063
CECL Reserve					(1,049)
Total Commercial Loans and Investments					$103,014

The Company’s commercial loans and investments were comprised of the following at December 31, 2023 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Construction Loan – The Exchange At Gwinnett – Buford, GA	January 2022	January 2024	$8,700	$1,857	$1,854	7.25%
Preferred Investment – Watters Creek – Allen, TX	April 2022	April 2025	30,000	30,000	29,937	8.75%
Mortgage Note – Founders Square – Dallas, TX	March 2023	March 2026	15,000	15,000	14,892	8.75%
Promissory Note – Main Street – Daytona Beach, FL	June 2023	May 2033	400	400	400	7.00%
Mortgage Note – Sabal Pavilion – Tampa, FL	December 2023	June 2024	15,400	15,400	15,393	7.50%
			$69,500	$62,657	$62,476
CECL Reserve					(627)
Total Commercial Loans and Investments					$61,849

The carrying value of the commercial loans and investments portfolio at September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Current Face Amount	$104,856	$62,657
Unaccreted Origination Fees	(793)	(181)
CECL Reserve	(1,049)	(627)
Total Commercial Loans and Investments	$103,014	$61,849

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

The Company earned management fee revenue from PINE for each of the three month periods ended September 30, 2024 and 2023 of $1.1 million. During the nine months ended September 30, 2024 and 2023, the Company earned management fee revenue from PINE totaling $3.1 million and $3.3 million, respectively. Dividend income for the three months ended September 30, 2024 and 2023 totaled $0.7 and $0.6 million, respectively. Dividend income for each of the nine months ended September 30, 2024 and 2023 totaled $1.9 million. Management fee revenue from PINE, included in management services, and dividend income, included in investment and other income (loss), are reflected in the accompanying consolidated statements of operations.

The following table represents amounts due from PINE as of September 30, 2024 and December 31, 2023 which are included in other assets on the consolidated balance sheets (in thousands):

	As of
Description	September 30, 2024	December 31, 2023
Management Services Fee due From PINE	$1,052	$1,062
Dividend Receivable	343	337
Other	(33)	(4)
Total	$1,362	$1,395

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

On December 12, 2023, the Board authorized the purchase by the Company of up to $2.0 million in shares of common stock of PINE (the “December 2023 PINE Share Purchase Authorization”). No purchases of PINE common stock were made pursuant to the December 2023 PINE Share Purchase Authorization during the three months ended December 31, 2023. Pursuant to the December 2023 PINE Share Purchase Authorization, during the nine months ended September 30, 2024, the Company purchased 29,807 shares of PINE common stock on the open market for a total of $0.4 million, or an average price of $14.97 per share.

As of September 30, 2024, CTO owns, in the aggregate, 1,223,854 OP Units and 1,138,621 shares of PINE common stock, representing an investment totaling $43.0 million, or 15.3% of PINE’s outstanding equity.

Portfolio Management Agreement. On December 4, 2023, the Company entered into an asset management agreement with a third party to manage a portfolio of multi-tenant and single-tenant assets (the “Portfolio Management Agreement”). Although the Company has no direct relationship with the third party, PINE is a lender to the third-party pursuant to a mortgage note originated by PINE which is secured by the portfolio. The Company receives (or expects to receive) asset management fees, disposition management fees, leasing commissions, and other fees related to the Company’s management and administration of the portfolio pursuant to the Portfolio Management Agreement. The Company also entered into a revenue sharing agreement with PINE whereby PINE will receive the portion of fees earned by the Company under the Portfolio Management Agreement which are attributable to the single tenant properties within the portfolio. During the three and nine months ended September 30, 2024, the Company recognized less than $0.1 million and $0.2 million of revenue, respectively, pursuant to the Portfolio Management Agreement, which is included in management fee income on the Company’s consolidated statement of operations.

Asset Management Agreement. On February 16, 2024, the Company entered into the Subsurface Management Agreement with a third party in conjunction with the sale of the Company’s remaining Subsurface Interests as further described in Note 6, “Real Estate Operations” below. The Company is expected to receive management and other fees pursuant to the Subsurface Management Agreement. During the three and nine months ended September 30, 2024, the Company recognized less than $0.1 million and $0.1 million of revenue, respectively, pursuant to the Subsurface Management Agreement, which is included in management fee income on the Company’s consolidated statement of operations.

NOTE 6. REAL ESTATE OPERATIONS

Real Estate Operations

Land and development costs at September 30, 2024 and December 31, 2023 were as follows (in thousands):

	As of
	September 30, 2024	December 31, 2023
Land and Development Costs	$300	$358
Subsurface Interests	—	373
Total Land and Development Costs	$300	$731

Subsurface Interests. As of December 31, 2023, the Company owned 352,000 acres of Subsurface Interests. The Company sold its remaining acres of Subsurface Interests during the nine months ended September 30, 2024 for $5.0 million, or a gain on sale of $4.5 million.

The Company historically leased certain of the Subsurface Interests to mineral exploration firms for exploration. The Company’s subsurface historical operations consisted of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage, which revenues are included within real estate operations in the consolidated statements of operations. There were no sales of subsurface oil, gas, and mineral rights during the nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, the Company sold subsurface oil, gas, and mineral rights of 465 acres for a sales price of $0.6 million and 3,481 acres for a sales price of $1.0 million, respectively.

The Company historically released surface entry rights or other rights upon request of a surface owner for a negotiated release fee typically based on a percentage of the surface value. Cash payments for the release of surface entry rights totaled $0.1 million and $0.5 million in the nine months ended September 30, 2024 and 2023, respectively.

Mitigation Credits. During the nine months ended September 30, 2024, the Company sold its remaining mitigation credits. As of December 31, 2023, the Company owned mitigation credits with an aggregate cost basis of $1.0 million.

Revenues and the cost of sales of mitigation credit sales are reported as revenues from, and direct costs of, real estate operations, respectively, in the consolidated statements of operations. During the nine months ended September 30, 2024, 14.99 mitigation credits were sold for $1.8 million, resulting in a gain on sale of $0.5 million. During the nine months ended September 30, 2023, 9.45 mitigation credits were sold for $1.1 million, resulting in a gain on sale of $0.3 million.

NOTE 7. INVESTMENT SECURITIES

As of September 30, 2024, the Company owns, in the aggregate and on a fully diluted basis, 2.36 million shares of PINE, or 15.3% of PINE’s total shares outstanding for an investment value of $43.0 million, which total includes 1.2 million OP Units, or 7.9%, which the Company received in exchange for the contribution of certain income properties to the PINE Operating Partnership, in addition to 1,138,621 shares of common stock owned by the Company, or 7.4%. The Company has elected the fair value option related to the aggregate investment in securities of PINE pursuant to ASC 825, otherwise such investments would have been accounted for under the equity method. For detailed financial information regarding PINE, please refer to its financial statements, which are publicly available on the website of the Securities and Exchange Commission at http://www.sec.gov under the ticker symbol “PINE.”

The Company calculates the unrealized gain or loss based on the closing stock price of PINE at each respective balance sheet date. The unrealized, non-cash gains and losses resulting from the changes in the closing stock price of PINE are included in investment and other loss in the accompanying consolidated statements of operations.

The Company’s available-for-sale securities as of September 30, 2024 and December 31, 2023 are summarized below (in thousands):

	Cost	Unrealized Gains in Investment Income	Unrealized Losses in Investment Income	Estimated Fair Value (Level 1 Inputs)
September 30, 2024
Common Stock	$20,929	$—	$(206)	$20,723
Operating Units	23,253	—	(979)	22,274
Total Equity Securities	44,182	—	(1,185)	42,997
Total Available-for-Sale Securities	$44,182	$—	$(1,185)	$42,997

December 31, 2023
Common Stock	$20,482	$—	$(1,732)	$18,750
Operating Units	23,253	—	(2,558)	20,695
Total Equity Securities	43,735	—	(4,290)	39,445
Total Available-for-Sale Securities	$43,735	$—	$(4,290)	$39,445

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$8,172	$8,172	$10,214	$10,214
Restricted Cash - Level 1	$1,696	$1,696	$7,605	$7,605
Commercial Loans and Investments - Level 2	$103,014	$106,799	$61,849	$63,261
Long-Term Debt - Level 2	$526,838	$510,842	$495,370	$473,807

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

The following table presents the fair value of assets measured on a recurring basis by level as of September 30, 2024 and December 31, 2023 (in thousands). See Note 16, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024
Cash Flow Hedge - 2026 Term Loan Interest Rate Swaps	$902	$—	$902	$—
Cash Flow Hedge - 2027 Term Loan Interest Rate Swaps	$2,984	$—	$2,984	$—
Cash Flow Hedge - 2028 Term Loan Interest Rate Swaps	$(3,034)	$—	$(3,034)	$—
Cash Flow Hedge - 2029 Term Loan Interest Rate Swaps	$(337)	$—	$(337)	$—
Cash Flow Hedge - Credit Facility Interest Rate Swaps	$(920)	$—	$(920)	$—
Investment Securities	$42,997	$42,997	$—	$—
December 31, 2023
Cash Flow Hedge - 2026 Term Loan Interest Rate Swaps	$2,813	$—	$2,813	$—
Cash Flow Hedge - 2027 Term Loan Interest Rate Swaps	$5,759	$—	$5,759	$—
Cash Flow Hedge - 2028 Term Loan Interest Rate Swaps	$(1,994)	$—	$(1,994)	$—
Cash Flow Hedge - Credit Facility Interest Rate Swaps	$313	$—	$313	$—
Investment Securities	$39,445	$39,445	$—	$—

NOTE 9. INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	As of
	September 30, 2024	December 31, 2023
Intangible Lease Assets:
Value of In-Place Leases	$110,027	$90,246
Value of Above Market In-Place Leases	32,587	31,533
Value of Intangible Leasing Costs	28,847	24,974
Sub-total Intangible Lease Assets	171,461	146,753
Accumulated Amortization	(63,803)	(49,644)
Sub-total Intangible Lease Assets—Net	107,658	97,109
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(25,898)	(14,848)
Sub-total Intangible Lease Liabilities	(25,898)	(14,848)
Accumulated Amortization	7,041	4,407
Sub-total Intangible Lease Liabilities—Net	(18,857)	(10,441)
Total Intangible Assets and Liabilities—Net	$88,801	$86,668

The following table reflects the net amortization of intangible assets and liabilities during the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Amortization Expense	$5,188	$4,837	$14,532	$13,724
Accretion to Income Properties Revenue	112	487	830	1,793
Net Amortization of Intangible Assets and Liabilities	$5,300	$5,324	$15,362	$15,517

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Amount	Future Accretion to Income Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
Remainder of 2024	$5,635	$29	$5,664
2025	20,704	(29)	20,675
2026	19,834	(116)	19,718
2027	17,083	(859)	16,224
2028	13,307	(814)	12,493
2029	4,867	305	5,172
2030 and Thereafter	7,361	1,494	8,855
Total	$88,791	$10	$88,801

As of September 30, 2024, the weighted average amortization period of total intangible assets and liabilities was 7.0 years and 5.4 years, respectively.

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

There were no impairment charges on the Company’s income property portfolio during the three or nine months ended September 30, 2024.

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

During the nine months ended September 30, 2024, the Company recorded a $0.7 million impairment charge, comprised of a $0.2 million charge related to the discount provided to the borrower on their early repayment of the Sabal Pavilion loan, as described in Note 4, “Commercial Loans and Investments”, and a $0.5 million increase in our CECL allowance due to a net increase in principal outstanding. During the nine months ended September 30, 2023, the Company recorded a $0.5 million impairment charge, representing the provision for credit losses related to our commercial loans and investments.

NOTE 11. OTHER ASSETS

Other assets consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	As of
	September 30, 2024	December 31, 2023
Income Property Tenant Receivables, Net of Allowance for Doubtful Accounts (1)	$5,072	$4,568
Income Property Straight-line Rent Adjustment	7,269	6,033
Income Property Leasing Commissions and Costs, Net	6,544	4,943
Operating Leases - Right-of-Use Asset	333	422
Golf Rounds Surcharge	—	102
Cash Flow Hedge - Interest Rate Swap	6,599	11,770
Infrastructure Reimbursement Receivables	590	568
Prepaid Expenses, Deposits, and Other	1,264	3,514
Due from Alpine Income Property Trust, Inc.	1,362	1,395
Financing Costs, Net of Accumulated Amortization	1,253	1,638
Total Other Assets	$30,286	$34,953
(1)	Allowance for doubtful accounts was $2.2 million and $1.7 million as of September 30, 2024 and December 31, 2023, respectively.

Infrastructure Reimbursement Receivables. As of September 30, 2024 and December 31, 2023, the infrastructure reimbursement receivables were all related to two land sale transactions which closed in the fourth quarter of 2015 within the Tomoka Town Center.

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

On October 28, 2022, the Company implemented a $150.0 million “at-the-market” equity offering program (the “2022 ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock. During the year ended December 31, 2022, the Company sold 604,765 shares under the 2022 ATM Program for gross proceeds of $12.3 million at a weighted average price of $20.29 per share, generating net proceeds of $12.1 million after deducting transaction fees totaling $0.2 million. The Company was not active under the 2022 ATM Program during the year ended December 31, 2023. During the nine months ended September 30, 2024, the Company sold 7,226,192 shares under the 2022 ATM Program for gross proceeds of $134.2 million at a weighted average price of $18.57 per share, generating net proceeds of $132.2 million after deducting transaction fees of $2.0 million. As of September 30, 2024, $3.6 million of availability remained under the 2022 ATM Program.

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

On August 23, 2024, the Company implemented a $24.5 million “at-the-market” preferred stock equity offering program (the “2024 Preferred Stock ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s 6.375% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share, with a liquidation preference of $25.00 per share. During the nine months ended September 30, 2024, the Company sold 15,844 shares under the 2024 Preferred Stock ATM Program generating net proceeds of $0.4 million at a weighted average price of $23.22 per share after deducting transaction fees of less than $0.1 million. As of September 30, 2024, $24.1 million of availability remained under the 2024 Preferred Stock ATM Program.

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

The following table outlines dividends declared and paid for each issuance of CTO’s stock during the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Series A Preferred Stock
Dividends	$1,878	$1,195	$4,936	$3,585
Per Share	$0.40	$0.40	$1.20	$1.20

Common Stock
Dividends	$11,030	$8,544	$28,339	$25,744
Per Share	$0.38	$0.38	$1.14	$1.14

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

The following is a reconciliation of basic and diluted earnings per common share for each of the periods presented (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Basic and Diluted Earnings:
Net Income (Loss) Attributable to Common Stockholders, Used in Basic EPS	$4,349	$1,491	$8,316	$(5,092)
Add Back: Effect of Dilutive Interest Related to 2025 Notes (1)	—	—	—	—
Net Income (Loss) Attributable to Common Stockholders, Used in Diluted EPS	$4,349	$1,491	$8,316	$(5,092)

Basic and Diluted Shares:
Weighted Average Shares Outstanding, Basic	25,445,411	22,484,561	23,601,389	22,556,642
Common Shares Applicable to Unvested Restricted Stock Using the Treasury Stock Method	76,338	—	23,980	—
Common Shares Applicable to Dilutive Effect of 2025 Notes (2)	—	—	—	—
Weighted Average Shares Outstanding, Diluted	25,521,749	22,484,561	23,625,369	22,556,642

Per Share Information:
Net Income (Loss) Attributable to Common Stockholders
Basic and Diluted	$0.17	$0.07	$0.35	$(0.23)
(1)

As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in net income or loss that would result from the assumed conversion of the 2025 Convertible Senior Notes effective January 1, 2022 due to the implementation of ASU 2020-06 which requires presentation on an if-converted basis. For the three and nine months ended September 30, 2024, a total of $0.5 million and $1.6 million of interest was not included, respectively, as the impact of the 2025 Notes, if-converted, would have been antidilutive to net income attributable to common stockholders for the respective periods. For the three and nine months ended September 30, 2023, a total of $0.5 million and $1.6 million of interest was not included, respectively, as the impact of the 2025 Notes, if-converted, would have been antidilutive to net income (loss) attributable to common stockholders for the respective periods.

(2)

A total of 3.7 million and 3.6 million shares representing the dilutive impact of the 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, were not included in the computation of diluted net income per share attributable to common stockholders for the three and nine months ended September 30, 2024, respectively, because they were antidilutive to net income attributable to common stockholders for the respective periods. A total of 3.4 million and 3.3 million shares, representing the dilutive impact of the 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, were not included in the computation of diluted net income (loss) attributable to common stockholders for each of the three and nine month periods ended September 30, 2023, respectively, because they were antidilutive to net income (loss) attributable to common stockholders for the respective periods.

There were 76,338 and 23,980 potentially dilutive shares related to the Company’s restricted stock for the three and nine months ended September 30, 2024. There were no potentially dilutive securities for the three and nine months ended September 30, 2023 related to the Company’s stock options and restricted stock. The effect of 36,307 dilutive restricted stock units were not included for the nine months ended September 30, 2023, as the effect would be anti-dilutive.

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

On December 12, 2023, the Company’s Board of Directors approved a common stock repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase shares (the “December 2023 $5.0 Million Common Stock Repurchase Program”). Pursuant to the December 2023 $5.0 Million Common Stock Repurchase Program, the Company may repurchase shares of its common stock for a total purchase price of up to $5.0 million. Shares may be purchased under the December 2023 $5.0 Million Common Stock Repurchase Program in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The December 2023 $5.0 Million Common Stock Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended. During the nine months ended September 30, 2024, the Company repurchased 40,726 shares of its common stock on the open market for a total cost of $0.7 million, or an average price per share of $16.28, pursuant to the December 2023 $5.0 Million Common Stock Repurchase Program, leaving $4.3 million remaining of the December 2023 $5.0 Million Common Stock Repurchase Program as of September 30, 2024.

SERIES A PREFERRED STOCK REPURCHASE PROGRAM

On February 16, 2023, the Company’s Board of Directors approved a Series A Preferred Stock repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase shares (the “Series A Preferred Stock Repurchase Program”). Pursuant to the Series A Preferred Stock Repurchase Program, the Company may repurchase shares of its Series A Preferred Stock for a total purchase price of up to $3.0 million. Shares may be purchased under the Series A Preferred Stock Repurchase Program in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. The Series A Preferred Stock Repurchase Program does not obligate the Company to acquire any particular amount of shares of its Series A Preferred Stock and may be modified or suspended. The Company did not purchase any shares of its Series A Preferred Stock under the Series A Preferred Stock Repurchase Program during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company repurchased 6,794 shares of Series A Preferred Stock on the open market for a total cost of $0.1 million, or an average price per share of $18.55.

NOTE 15. LONG-TERM DEBT

As of September 30, 2024, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt	Maturity Date	Interest Rate	Wtd. Avg. Rate as of September 30, 2024
Credit Facility (1)	$95,000	January 2027	SOFR + 0.10% + [1.25% - 2.20%]	5.82%
2026 Term Loan (2)	65,000	March 2026	SOFR + 0.10% + [1.25% - 2.20%]	2.72%
2027 Term Loan (3)	100,000	January 2027	SOFR + 0.10% + [1.25% - 2.20%]	2.80%
2028 Term Loan (4)	100,000	January 2028	SOFR + 0.10% + [1.20% - 2.15%]	5.18%
2029 Term Loan (5)	100,000	September 2029	SOFR + 0.10% + [1.20% - 2.15%]	4.68%
3.875% Convertible Senior Notes due 2025	51,034	April 2025	3.875%	3.88%
Mortgage Note Payable	17,800	August 2026	4.060%	4.06%
Total Long-Term Face Value Debt	$528,834			4.28%
(1)

Prior to September 30, 2024, the Company utilized interest rate swaps on $150.0 million of the Credit Facility balance to fix SOFR and achieve a weighted average fixed swap rate of 3.47% plus the 10 bps SOFR adjustment plus the applicable spread. Effective September 30, 2024, the Company redesignated $100.0 million of interest rate swaps to the 2029 Term Loan. Accordingly, as of September 30, 2024, the Company utilized interest rate swaps on $50.0 million of the Credit Facility balance to fix SOFR and achieve a weighted average fixed swap rate of 3.85% plus the 10 bps SOFR adjustment plus the applicable spread.

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

(5)

The Company utilized interest rate swaps on the $100.0 million 2029 Term Loan balance to fix SOFR and achieve a weighted average fixed swap rate of 3.28% plus the 10 bps SOFR adjustment plus the applicable spread.

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

At September 30, 2024, the current commitment level under the Credit Facility was $300.0 million, and the undrawn commitment under the Credit Facility totaled $205.0 million. As of September 30, 2024, the Credit Facility had a $95.0 million balance outstanding.

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

2029 Term Loan. On September 30, 2024, the Company and certain subsidiaries of the Company entered into a credit agreement with KeyBank National Association, as administrative agent, and certain other lenders named therein, for a term loan (the “2029 Term Loan”) in an aggregate principal amount of $100.0 million with a maturity of five years. The 2029 Term Loan bears interest at SOFR plus a spread based on the Company’s leverage ratio. The Company applied existing SOFR swap agreements, previously used to fix the interest rate on $100.0 million of borrowings under the Company’s revolving credit facility, to the 2029 Term Loan resulting in an initial effective fixed interest rate on the 2029 Term Loan of 4.68%.

Mortgage Notes Payable. On March 3, 2022, in connection with the acquisition of Price Plaza Shopping Center, the Company assumed an existing $17.8 million secured fixed-rate mortgage note payable, which bears interest at a fixed rate of 4.06% and matures in August 2026.

Convertible Debt. The Company had an initial aggregate principal amount of $75.0 million of 3.875% Convertible Notes  (the “2025 Notes”). During the year ended December 31, 2020, the Company repurchased $12.5 million aggregate principal amount of 2025 Notes at a $2.6 million discount, resulting in a gain on extinguishment of debt of $1.1 million. During the year ended December 31, 2021, the Company repurchased $11.4 million aggregate principal amount of 2025 Notes at a $1.6 million premium, resulting in a loss on extinguishment of debt of $2.9 million. Following these repurchases, $51.0 million aggregate principal amount of the 2025 Notes remains outstanding at September 30, 2024.

On February 16, 2023, the Company’s Board of Directors approved a 2025 Notes repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase 2025 Notes (the “2025 Notes Repurchase Program”). Pursuant to the 2025 Notes Repurchase Program, the Company may repurchase, in one or more transactions, 2025 Notes in the aggregate principal amount of not more than $4.74 million. The 2025 Notes Repurchase Program does not obligate the Company to acquire any particular amount of 2025 Notes and may be modified or suspended. The Company was not active under the 2025 Notes Repurchase Program during the nine months ended September 30, 2024 and 2023.

The 2025 Notes represent senior unsecured obligations of the Company and pay interest semi-annually in arrears on each April 15th and October 15th, commencing on April 15, 2020, at a rate of 3.875% per annum. The 2025 Notes mature on April 15, 2025 and may not be redeemed by the Company prior to the maturity date. The conversion rate for the 2025 Notes was initially 12.7910 shares of the Company’s common stock per $1,000 of principal of the 2025 Notes (equivalent to an initial conversion price of $78.18 per share of the Company’s common stock). The initial conversion price of the 2025 Notes represented a premium of 20% to the $65.15 closing sale price of the Company’s common stock on the NYSE American on January 29, 2020. If the Company’s Board increases the quarterly dividend above the $0.13 per share in place at issuance, the conversion rate is adjusted with each such increase in the quarterly dividend amount. After the third quarter 2024 dividend, the conversion rate is equal to 71.3007 shares of common stock for each $1,000 principal amount of 2025 Notes, which represents an adjusted conversion price of $14.03 per share of common stock. At the maturity date, the Company is required to settle the 2025 Notes in cash. Should certain corporate transactions or events occur prior to the stated maturity date, the Company will increase the conversion rate for a holder that elects to convert its 2025 Notes in connection with such corporate transaction or event.

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

As of September 30, 2024, the unamortized debt discount of our 2025 Notes was $0.1 million, which represents the cash component of the discount.

Long-term debt consisted of the following (in thousands):

	September 30, 2024		December 31, 2023
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$95,000	$—	$163,000	$—
2026 Term Loan	65,000	—	65,000	—
2027 Term Loan	100,000	—	100,000	—
2028 Term Loan	100,000	—	100,000	—
2029 Term Loan	100,000	—	—	—
3.875% Convertible Senior Notes, net of Discount	50,949	—	50,830	—
Mortgage Note Payable	17,800	—	17,800	—
Financing Costs, net of Accumulated Amortization	(1,911)	—	(1,260)	—
Total Long-Term Debt	$526,838	$—	$495,370	$—

Payments applicable to reduction of principal amounts as of September 30, 2024 will be required as follows (in thousands):

As of September 30, 2024	Amount
Remainder of 2024	$—
2025	51,034
2026	82,800
2027	195,000
2028	100,000
2029	100,000
2030 and Thereafter	—
Total Long-Term Debt - Face Value	$528,834

The carrying value of long-term debt as of September 30, 2024 consisted of the following (in thousands):

Total
Current Face Amount	$528,834
Unamortized Discount on Convertible Debt	(85)
Financing Costs, net of Accumulated Amortization	(1,911)
Total Long-Term Debt	$526,838

In addition to the $1.9 million of financing costs, net of accumulated amortization included in the table above, as of September 30, 2024, the Company also had financing costs, net of accumulated amortization related to the Credit Facility of $1.3 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the Company’s accompanying consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest Expense	$5,348	$6,036	$15,888	$15,318
Amortization of Deferred Financing Costs	245	242	758	724
Amortization of Discount on Convertible Notes	39	40	119	119
Total Interest Expense	$5,632	$6,318	$16,765	$16,161

Total Interest Paid (1)	$4,986	$5,589	$15,640	$15,178

(1)

Net of capitalized interest of $0.1 million during the three and nine months ended September 30, 2024 and capitalized interest of $0.1 million and $0.2 million during the three and nine months ended September 30, 2023, respectively.

The Company was in compliance with all of its debt covenants as of September 30, 2024 and December 31, 2023.

NOTE 16. INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the three and nine months ended September 30, 2024 and 2023. Accordingly, the changes in fair value on the interest rate swaps have been classified in accumulated other comprehensive income. The fair value of the interest rate swap agreements are included in other assets and accrued and other liabilities, respectively, on the consolidated balance sheets. Information related to the Company’s interest rate swap agreements as of September 30, 2024 is presented below (in thousands):

Hedged Item (1)	Effective Date	Maturity Date	Rate	Amount	Fair Value as of September 30, 2024
2026 Term Loan	3/29/2024	3/10/2026	1.44% + 0.10% + applicable spread	$50,000	$1,495
2026 Term Loan	8/31/2021	3/10/2026	0.70% + 0.10% + applicable spread	$15,000	$605
2026 Term Loan (2)	3/10/2026	3/10/2031	3.80% + 0.10% + applicable spread	$40,000	$(1,198)
2027 Term Loan	3/29/2024	1/31/2027	1.35% + 0.10% + applicable spread	$100,000	$4,499
2027 Term Loan (2)	1/31/2027	1/30/2032	3.75% + 0.10% + applicable spread	$60,000	$(1,515)
2028 Term Loan	9/30/2022	1/31/2028	3.78% + 0.10% + applicable spread	$50,000	$(836)
2028 Term Loan	9/30/2022	1/31/2028	3.78% + 0.10% + applicable spread	$50,000	$(843)
2028 Term Loan (2)	1/31/2028	1/31/2033	3.81% + 0.10% + applicable spread	$60,000	$(1,356)
2029 Term Loan (3)	1/31/2023	1/31/2030	3.27% + 0.10% + applicable spread	$50,000	$(140)
2029 Term Loan (3)	1/31/2023	1/31/2030	3.26% + 0.10% + applicable spread	$33,000	$(79)
2029 Term Loan (3)	1/31/2023	1/31/2030	3.36% + 0.10% + applicable spread	$17,000	$(118)
Credit Facility	2/1/2024	1/31/2028	3.85% + 0.10% + applicable spread	$50,000	$(919)
(1)	On September 30, 2022, the Company converted its existing interest rate swaps from 1-month LIBOR to SOFR.
(2)	The Company entered into forward swaps to further fix interest rates through periods that the Company reasonably expects to extend its current term loans.
(3)	Prior to September 30, 2024, these interest rate swaps were assigned to the Credit Facility. Effective September 30, 2024, these hedges were redesignated to the 2029 Term Loan.

The use of interest rate swap agreements carries risks, including the risk that the counterparties to these agreements are not able to perform. To mitigate this risk, the Company enters into interest rate swap agreements with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not currently anticipate that any of the counterparties to the Company’s interest rate swap agreements will fail to meet their obligations. As of September 30, 2024, there were no events of default related to the Company’s interest rate swap agreements.

NOTE 17. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Accrued Property Taxes	$8,044	$2,090
Reserve for Tenant Improvements	1,386	1,168
Tenant Security Deposits	2,764	2,301
Accrued Construction Costs	691	1,170
Accrued Interest	1,091	773
Environmental Reserve	47	54
Cash Flow Hedge - Interest Rate Swaps	7,004	4,879
Operating Leases - Liability	320	417
Other	5,054	5,521
Total Accrued and Other Liabilities	$26,401	$18,373

Reserve for Tenant Improvements. In connection with recent acquisitions, the Company received an aggregate of $6.4 million from the sellers of certain properties for tenant improvement allowances, leasing commissions and other capital improvements. These amounts are included in accrued and other liabilities on the consolidated balance sheets.  Through September 30, 2024, payments totaling $5.0 million were made leaving a remaining reserve for tenant improvements of $1.4 million.

NOTE 18. DEFERRED REVENUE

Deferred revenue consisted of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Prepaid Rent	$4,004	$3,723
Interest Reserve from Commercial Loans and Investments	1,473	744
Tenant Contributions	694	733
Total Deferred Revenue	$6,171	$5,200

Interest Reserve from Commercial Loans and Investments. In connection with four of the Company’s commercial loan investments, the borrower has deposited interest and/or real estate tax reserves in accounts held by the Company. Those accounts balances are included in restricted cash on the Company’s consolidated balance sheets with the corresponding liability recorded in deferred revenue as seen above. Pursuant to each respective agreement, interest reserves are either (i) utilized to fund the monthly interest due on the loan or (ii) maintained throughout the term of the loan.

NOTE 19. STOCK-BASED COMPENSATION

SUMMARY OF STOCK-BASED COMPENSATION

A summary of share activity for all equity classified stock compensation during the nine months ended September 30, 2024 is presented below.

Type of Award	Shares Outstanding at 1/1/2024	Granted Shares	Vested / Exercised Shares	Expired Shares	Forfeited Shares	Shares Outstanding at 9/30/2024
Equity Classified - Performance Share Awards - Peer Group Market Condition Vesting	237,375	100,391	(85,938)	—	(43,825)	208,003
Equity Classified - Three Year Vest Restricted Shares	216,357	107,191	(75,434)	—	(51,045)	197,069
Total Shares	453,732	207,582	(161,372)	—	(94,870)	405,072

Amounts recognized in the financial statements for stock-based compensation are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Total Cost of Share-Based Plans Charged Against Income	$750	$868	$2,887	$2,802

EQUITY-CLASSIFIED STOCK COMPENSATION

Performance Share Awards – Peer Group Market Condition Vesting

Performance shares have been granted to certain employees under the 2010 Plan. The performance share awards entitle the recipient to receive, upon the vesting thereof, shares of common stock of the Company equal to between 0% and 150% of the number of performance shares awarded. The number of shares of common stock ultimately received by the award recipient is determined based on the Company’s total stockholder return as compared to the total stockholder return of a certain peer group during a three-year performance period. The Company granted a total of 100,391  performance shares during the nine months ended September 30, 2024.

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

As of September 30, 2024, there was $2.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the non-vested performance share awards, which will be recognized over a remaining weighted average period of 1.8 years.

A summary of the activity for these awards during the nine months ended September 30, 2024 is presented below:

Performance Shares With Market Conditions	Shares	Wtd. Avg. Fair Value Per Share
Non-Vested at January 1, 2024	237,375	$18.08
Granted	100,391	$15.28
Vested	(85,938)	$15.99
Expired	—	$—
Forfeited	(43,825)	$17.67
Non-Vested at September 30, 2024	208,003	$17.68

Restricted Shares

Restricted shares have been granted to certain employees under the 2010 Plan. Certain of the restricted shares vest  on each of the first, second, and third anniversaries of January 28 of the applicable year provided the grantee is an employee of the Company on those dates. Certain other restricted share awards, granted on July 1, 2022, vest entirely on the third anniversary of the grant date, or July 1, 2025, provided the grantee is an employee of the Company on that date. In addition, any unvested portion of the restricted shares will vest upon a change in control. The Company granted a total of 107,191 shares of restricted Company common stock during the nine months ended September 30, 2024.

The Company’s determination of the fair value of the restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date. Compensation cost is recognized on a straight-line basis over the applicable vesting period.

As of September 30, 2024, there was $2.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the non-vested restricted share awards, which will be recognized over a remaining weighted average period of 1.8 years.

A summary of the activity for these awards during the nine months ended September 30, 2024 is presented below:

Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value Per Share
Non-Vested at January 1, 2024	216,357	$19.07
Granted	107,191	$16.31
Vested	(75,434)	$17.80
Expired	—	$—
Forfeited	(51,045)	$18.77
Non-Vested at September 30, 2024	197,069	$18.12

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

Each non-employee director serving as of the beginning of each calendar year shall receive an annual award of the Company’s common stock. The value of such award totaled $62,500 and $35,000 for the nine months ended September 30, 2024 and 2023, respectively, (the “Annual Award”). The number of shares awarded is calculated based on the trailing 20-day average price of the Company’s common stock as of the date two business days prior to the date of the award, rounded down to the nearest whole number of shares. Non-employee directors do not receive meeting fees, but do receive additional retainers for service on Board committees, as set forth in the Company’s Non-Employee Director Compensation Policy available on the Company’s website (www.ctoreit.com).

During the nine months ended September 30, 2024 and 2023, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.6 million, or 33,629 shares, and $0.4 million, or 21,247 shares, respectively. The expense recognized includes the Annual Award received during the first quarter of each respective year, which totaled $0.3 million and $0.2 million during the nine months ended September 30, 2024 and 2023, respectively.

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

Contractual Commitments – Expenditures

The Company has committed to fund the following capital improvements. The improvements, which are related to several properties, are estimated to be generally completed within twelve months. These commitments, as of September 30, 2024, are as follows (in thousands):

As of September 30, 2024
Total Commitment (1)	$22,414
Less Amount Funded	(2,947)
Remaining Commitment	$19,467

(1)     Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

NOTE 22. BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, management services, commercial loans and investments, and real estate operations. Our income property operations consist of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 89.3% and 89.7% of our identifiable assets as of September 30, 2024 and December 31, 2023, and 89.0% and 88.8% of our consolidated revenues for the nine months ended September 30, 2024 and 2023, respectively. Our management fee income consists primarily of the management fees earned for the management of PINE as well as from the Portfolio Management Agreement and the Subsurface Management Agreement. As of September 30, 2024, our commercial loans and investments portfolio consisted of four commercial loan investments and two preferred equity investments which are classified as commercial loan investments. Our real estate operations consist of revenues generated from the sale of and royalty income related to our interests in subsurface oil, gas, and mineral rights, and the sale of mitigation credits.

The Company evaluates segment performance based on operating income. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in different segments for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues:
Income Properties	$28,528	$25,183	$79,029	$70,373
Management Fee Income	1,124	1,094	3,360	3,294
Interest Income From Commercial Loans and Investments	1,615	1,114	4,407	2,965
Real Estate Operations	538	1,079	1,981	2,602
Total Revenues	$31,805	$28,470	$88,777	$79,234
Operating Income:
Income Properties	$20,731	$18,123	$56,399	$49,490
Management Fee Income	1,124	1,094	3,360	3,294
Interest Income From Commercial Loans and Investments	1,615	1,114	4,407	2,965
Real Estate Operations	179	927	544	1,726
General and Corporate Expense	(17,296)	(15,108)	(47,451)	(43,307)
Provision for Impairment	(538)	(929)	(653)	(1,408)
Gain (Loss) on Disposition of Assets	(855)	2,464	8,308	3,565
Total Operating Income	$4,960	$7,685	$24,914	$16,325
Depreciation and Amortization:
Income Properties	$13,204	$11,651	$35,650	$32,769
Corporate and Other	17	18	51	45
Total Depreciation and Amortization	$13,221	$11,669	$35,701	$32,814
Capital Expenditures:
Income Properties	$138,850	$11,010	$216,969	$100,333
Commercial Loans and Investments	53,176	50	60,206	17,477
Corporate and Other	2	4	17	255
Total Capital Expenditures	$192,028	$11,064	$277,192	$118,065

Identifiable assets of each segment as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

	As of
	September 30, 2024	December 31, 2023
Identifiable Assets:
Income Properties	$1,049,915	$887,345
Management Services	1,371	1,395
Commercial Loans and Investments	103,358	62,099
Real Estate Operations	889	2,343
Corporate and Other	20,591	36,486
Total Assets	$1,176,124	$989,668

Operating income represents income from operations before interest expense, investment income, and income taxes. General and corporate expenses are an aggregate of general and administrative expenses and depreciation and amortization expense. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Real Estate Operations primarily includes the identifiable assets of the Company’s Subsurface Interests and mitigation credits. Corporate and other assets consist primarily of cash and restricted cash, property, plant, and equipment related to the other operations, as well as the general and corporate operations. The management services and real estate operations segments had no capital expenditures during the nine months ended September 30, 2024 or 2023.

NOTE 23. SUBSEQUENT EVENTS

Subsequent events and transactions were evaluated through October 24, 2024, the date the consolidated financial statements were issued.

On October 16, 2024, the Company filed a new shelf registration statement on Form S-3, relating to the registration and potential issuance of its common stock, preferred stock, debt securities, warrants, rights, and units with a maximum aggregate offering price of up to $500.0 million (the “2024 Registration Statement”). As of October 24, 2024, the 2024 Registration Statement had not yet been declared effective by the Securities and Exchange Commission.

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

•

there are various potential conflicts of interest in our relationship with PINE, including that some of our executive officers and/or directors are also officers and/or directors of PINE, which could result in decisions that are not in the best interest of our stockholders;

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

As of September 30, 2024, we own and manage, sometimes utilizing third-party property management companies, 22 commercial real estate properties in seven states in the United States, comprising 4.6 million square feet of gross leasable space. In addition to our income property portfolio, as of September 30, 2024, our business included the following:

Management Services: A fee-based management business that is engaged in managing PINE as well as: (i) a portfolio of assets pursuant to the Portfolio Management Agreement (hereinafter defined) and (ii) Subsurface Interests (hereinafter defined) pursuant to the Subsurface Management Agreement (hereinafter defined), as further described in Note 5, “Management Services Business”.

Commercial Loans and Investments: A portfolio of four commercial loan investments and two preferred equity investments which are classified as commercial loan investments.

Real Estate Operations: During the nine months ended September 30, 2024, the Company sold its remaining mitigation credits. These credits were produced by the Company’s formerly owned mitigation bank. During the nine months ended September 30, 2024, the Company sold its portfolio of subsurface mineral interests associated with approximately 352,000 surface acres in 19 counties in the State of Florida (“Subsurface Interests”), as further described in Note 6, “Real Estate Operations”. As part of the Subsurface Interests sale, the Company entered into a management agreement with the buyer to provide ongoing management services (the “Subsurface Management Agreement”).

Investment in PINE: Our business also includes our investment in PINE. As of September 30, 2024, the fair value of our investment totaled $43.0 million, or 15.3% of PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

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

We believe investment in income-producing assets provides attractive opportunities for generally stable cash flows and increased returns over the long run through potential capital appreciation. Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. During the nine months ended September 30, 2024, the Company sold two income properties for an aggregate sales price of $38.0 million and aggregate gains on sale of $3.8 million. As a result of entering into the Exclusivity and Right of First Offer Agreement with PINE (the “ROFO Agreement”) which generally prevents us from investing in single-tenant net lease income properties, our income property investment strategy is focused on multi-tenant, primarily retail-oriented, properties. We may pursue this strategy by monetizing certain of our single-tenant properties, and should we do so, we would seek to utilize the 1031 like-kind exchange structure to preserve the tax-deferred gain on the original transaction(s) that pertains to the replacement asset.

Our current portfolio of 16 multi-tenant properties generates $85.8 million of revenue from annualized straight-line base lease payments and had a weighted average remaining lease term of 5.0 years as of September 30, 2024. Our current portfolio of 6 single-tenant income properties generates $5.6 million of revenues from annualized straight-line base lease payments and had a weighted average remaining lease term of 5.5 years as of September 30, 2024.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Revenue

Total revenue for the three months ended September 30, 2024 is presented in the following summary and indicates the changes as compared to the three months ended September 30, 2023 (in thousands):

	Three Months Ended
Operating Segment	September 30, 2024	September 30, 2023	$ Variance	% Variance
Income Properties	$28,528	$25,183	$3,345	13.3%
Management Services	1,124	1,094	30	2.7%
Commercial Loans and Investments	1,615	1,114	501	45.0%
Real Estate Operations	538	1,079	(541)	(50.1)%
Total Revenue	$31,805	$28,470	$3,335	11.7%

Total revenue for the three months ended September 30, 2024 increased to $31.8 million, compared to $28.5 million during the three months ended September 30, 2023. The $3.3 million increase in total revenue is primarily attributable to increased income produced by the Company’s recent income property acquisitions versus that of properties disposed of by the Company during the comparative period, as well as more same store revenue from our properties owned during each period. Additionally, revenues from our commercial loans and investments increased, which was offset by reduced revenues from our real estate operations.

Income Properties

Revenue and operating income from our income property operations totaled $28.5 million and $20.7 million, respectively, during the three months ended September 30, 2024, compared to total revenue and operating income of $25.2 million and $18.1 million, respectively, for the three months ended September 30, 2023. The direct costs of revenues for our income property operations totaled $7.8 million and $7.1 million for the three months ended September 30, 2024 and 2023, respectively. The increase in revenues of $3.3 million, or 13.3%, during the three months ended September 30, 2024 is primarily related to the overall growth and lease up of the Company’s income property portfolio, as well as the timing of acquisitions versus dispositions. The increase in operating income of $2.6 million from our income property operations reflects increased rent revenues related to net investment as well as leasing activity.

Management Services

Revenue from our management services from PINE totaled $1.1 million during the three months ended September 30, 2024 and 2023. Management services during the three months ended September 30, 2024 also included less than $0.1 million of revenue, from each of the asset management agreement with a third party to manage a portfolio of multi-tenant and single-tenant assets (the “Portfolio Management Agreement”) and the Subsurface Management Agreement, with no such revenue recognized during the three months ended September 30, 2023.

Commercial Loans and Investments

Interest income from our commercial loans and investments totaled $1.6 million and $1.1 million during the three months ended September 30, 2024 and 2023, respectively. The increase is primarily due to increased income as a result of the timing of investments made related to new loan originations and structured investments during the nine months ended September 30, 2024.

Real Estate Operations

During the three months ended September 30, 2024 and 2023, operating income from real estate operations was $0.2 million and $0.9 million on revenues totaling $0.5 million and $1.1 million, respectively. During the three months ended September 30, 2024, there were $0.4 million more in mitigation credit sales, increasing mitigation credit cost of sales by $0.3 million, offset by $0.9 million less in subsurface sales as compared to the three months ended September 30, 2023. As of September 30, 2024 no mitigation credits or Subsurface Interests remain to be sold.

General and Administrative Expenses

Total general and administrative expenses for the three months ended September 30, 2024 is presented in the following summary and indicates the changes as compared to the three months ended September 30, 2023 (in thousands):

	Three Months Ended
General and Administrative Expenses	September 30, 2024	September 30, 2023	$ Variance	% Variance
Recurring General and Administrative Expenses	$3,325	$2,571	$754	29.3%
Non-Cash Stock Compensation	750	868	(118)	(13.6)%
Total General and Administrative Expenses	$4,075	$3,439	$636	18.5%

The primary reason for the increase in total general and administrative expenses is the overall higher employee count as a result of the increased operating activity from the significant increase in managed income property assets.

Depreciation and Amortization

Depreciation and amortization totaled $13.2 million and $11.7 million during the three months ended September 30, 2024 and 2023, respectively. The increase of $1.5 million is due to the overall growth in the Company’s income property portfolio.

Gain (Loss) on Disposition of Assets and Provision for Impairment

Gain (Loss) on Dispositions of Assets. During the three months ended September 30, 2024, the Company sold one multi-tenant income property located in West Jordan, Utah for $18.0 million resulting in a loss on sale of $0.8 million.

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

Provision for Impairment. There were no impairment charges on the Company’s income property portfolio during the three months ended September 30, 2024. During the three months ended September 30, 2023, the Company recorded a $0.9 million impairment charge on the sale of the Westcliff Property which represents the sales price, less the book value of the asset as of September 30, 2023, less costs to sell.

The Company recorded impairment charges of $0.5 million during the three months ended September 30, 2024, related to an increase in our current expected credit losses (“CECL”) allowance due to the net increase in principal outstanding on the Company’s portfolio of commercial loans and investments. No such impairment charges related to CECL were recorded during the three months ended September 30, 2023.

Investment and Other Income

During the three months ended September 30, 2024, the closing stock price of PINE increased by $2.64 per share, with a closing price of $18.20 on September 30, 2024. During the three months ended September 30, 2023, the closing stock price of PINE increased by $0.11 per share, with a closing price of $16.36 on September 30, 2023. The change in stock price resulted in an unrealized non-cash gain on the Company’s investment in PINE in the amount of $6.2 million and $0.3 million which is included in investment and other income in the consolidated statements of operations for the three months ended September 30, 2024 and 2023, respectively.

The Company earned dividend income from the investment in PINE of $0.7 million and 0.6 million during the three months ended September 30, 2024 and 2023, respectively.

Interest Expense

Interest expense totaled $5.6 million and $6.3 million for the three months ended September 30, 2024 and 2023, respectively. The decrease of $0.7 million is primarily due to the $1.0 million reduction in interest on the Credit Facility due to a lower average outstanding balance during the three months ended September 30, 2024, as compared to the same period in 2023.

Net Income Attributable to the Company

Net income attributable to the Company totaled $6.2 million and $2.7 million during the three months ended September 30, 2024 and 2023, respectively. The $3.5 million decrease in net income is attributable to the factors described above.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Revenue

Total revenue for the nine months ended September 30, 2024 is presented in the following summary and indicates the changes as compared to the nine months ended September 30, 2023 (in thousands):

	Nine Months Ended
Operating Segment	September 30, 2024	September 30, 2023	$ Variance	% Variance
Income Properties	$79,029	$70,373	$8,656	12.3%
Management Services	3,360	3,294	66	2.0%
Commercial Loans and Investments	4,407	2,965	1,442	48.6%
Real Estate Operations	1,981	2,602	(621)	(23.9)%
Total Revenue	$88,777	$79,234	$9,543	12.0%

Total revenue for the nine months ended September 30, 2024 increased to $88.7 million, compared to $79.2 million during the nine months ended September 30, 2023. The $9.5 million increase in total revenue is primarily attributable to increased income produced by the Company’s recent income property acquisitions versus that of properties disposed of by the Company during the comparative period as well as more same store revenue from our properties owned during each period. Additionally, revenues from our commercial loans and investments increased as a result of the growth in the commercial loan and investment portfolio.

Income Properties

Revenue and operating income from our income property operations totaled $79.0 million and $56.4 million, respectively, during the nine months ended September 30, 2024, compared to total revenue and operating income of $70.4 million and $49.5 million, respectively, for the nine months ended September 30, 2023. The direct costs of revenues for our income property operations totaled $22.6 million and $20.9 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in revenues of $8.6 million, or 12.3%, during the nine months ended September 30, 2024 is primarily related to the overall growth and lease up of the Company’s income property portfolio, as well as the timing of acquisitions versus dispositions. The increase in operating income of $6.9 million from our income property operations reflects increased rent revenues related to net investments as well as leasing activity.

Management Services

Revenue from our management services from PINE totaled $3.1 million and $3.3 million during the nine months ended September 30, 2024 and 2023, respectively, which decrease is due to the decrease in PINE’s total equity. Management services during the nine months ended September 30, 2024 also included $0.1 million of revenue, from each of the Portfolio Management Agreement and the Subsurface Management Agreement, with no such revenue recognized during the nine months ended September 30, 2023.

Commercial Loans and Investments

Interest income from our commercial loans and investments totaled $4.4 million and $3.0 million during the nine months ended September 30, 2024 and 2023, respectively. The increase is primarily due to increased income as a result of the timing of investments made related to new loan originations and structured investments during the twelve-month period ended September 30, 2024, partially offset by a reduction in interest income attributable to the repayment of one loan during the nine months ended September 30, 2024.

Real Estate Operations

During the nine months ended September 30, 2024, and 2023, operating income from real estate operations was $0.5 million and $1.7 million on revenues totaling $2.0 million and $2.6 million, respectively. The $1.2 million decrease in operating income is due to $0.7 million more mitigation credit sales during the nine months ended September 30, 2024 having an increased cost basis compared to mitigation credit sales during the nine months ended September 30, 2023, offset by $1.4 million less in subsurface sales as compared to the nine months ended September 30, 2023. As of September 30, 2024 no mitigation credits or Subsurface Interests remain to be sold.

General and Administrative Expenses

Total general and administrative expenses for the nine months ended September 30, 2024 is presented in the following summary and indicates the changes as compared to the nine months ended September 30, 2023 (in thousands):

	Nine Months Ended
General and Administrative Expenses	September 30, 2024	September 30, 2023	$ Variance	% Variance
Recurring General and Administrative Expenses	$8,863	$7,691	$1,172	15.2%
Non-Cash Stock Compensation	2,887	2,802	85	3.0%
Total General and Administrative Expenses	$11,750	$10,493	$1,257	12.0%

The primary reason for the increase in total general and administrative expenses is the overall higher employee count as a result of the increased operating activity from the significant increase in managed income property assets, partially offset by reduced executive compensation during the nine months ended September 30, 2024.

Depreciation and Amortization

Depreciation and amortization totaled $35.7 million and $32.8 million during the nine months ended September 30, 2024 and 2023, respectively. The increase of $2.9 million is due to the overall growth in the Company’s income property portfolio.

Gain on Disposition of Assets and Provision for Impairment

Gain on Disposition of Assets. During the nine months ended September 30, 2024, the Company sold two income properties for an aggregate sales price of $38.0 million and aggregate gains on sales of $3.8 million. The sales consisted of (i) one mixed use income property in downtown Santa Fe, New Mexico for $20.0 million, resulting in a gain of $4.6 million, and (ii) one multi-tenant income property located in West Jordan, Utah for $18.0 million resulting in a loss on sale of $0.8 million. Additionally, during the nine months ended September 30, 2024, the Company sold its portfolio of Subsurface Interests for $5.0 million, resulting in a gain of $4.5 million.

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

Provision for Impairment. There were no impairment charges on the Company’s income property portfolio during the nine months ended September 30, 2024. During the three months ended September 30, 2023, the Company recorded a $0.9 million impairment charge on the sale of the Westcliff Property which represents the sales price, less the book value of the asset as of September 30, 2023, less costs to sell.

During the nine months ended September 30, 2024, the Company recorded a $0.7 million impairment charge, comprised of a $0.2 million charge related to the discount provided to the borrower on their early repayment of the Sabal Pavilion loan, as described in Note 4, “Commercial Loans and Investments”, and a $0.5 million increase in our CECL allowance due to a net increase in principal outstanding on the Company’s portfolio of commercial loans and investments. During the nine months ended September 30, 2023, the Company recorded a $0.5 million impairment charge, representing the provision for credit losses related to our commercial loans and investments.

Investment and Other Income (Loss)

During the nine months ended September 30, 2024, the closing stock price of PINE increased by $1.29 per share, with a closing price of $18.20 on September 30, 2024. During the nine months ended September 30, 2023, the closing stock price of PINE decreased by $2.72 per share, with a closing price of $16.36 on September 30, 2023. The change in stock price resulted in unrealized non-cash gains (losses) on the Company’s investment in PINE in the amount of $3.1 million and $(6.0) million which is included in investment and other income (loss) in the consolidated statements of operations for the nine months ended September 30, 2024 and 2023, respectively.

The Company earned dividend income from the investment in PINE of $1.9 million during each of the nine months ended September 30, 2024 and 2023.

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

Interest Expense

Interest expense totaled $16.8 million and $16.2 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $0.6 million is primarily related to increases in the Company’s fixed rates on the 2026 Term Loan and the 2027 Term Loan due to swaps effective on March 29, 2024, which was partially offset by a $0.4 million reduction in interest on the Credit Facility due to a lower average outstanding balance during the nine months ended September 30, 2024, as compared to the same period in 2023.

Net Income (Loss) Attributable to the Company

Net income (loss) attributable to the Company totaled $13.3 million and $(1.5) million during the nine months ended September 30, 2024 and 2023, respectively. The $14.8 million increase in net income is attributable to the factors described above, most notably the $6.5 million increase in investment and other income, as well as an increase in operating income from our income property portfolio as described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $8.2 million at September 30, 2024, while restricted cash totaled $1.7 million, see Note 2, “Summary of Significant Accounting Policies” under the heading Restricted Cash for the Company’s disclosure related to its restricted cash balance at September 30, 2024.

Our cash flows provided by operating activities totaled $45.8 million during the nine months ended September 30, 2024, as compared to $39.9 million during the nine months ended September 30, 2023, an increase of $5.9 million. The primary reason for the increase is the increased cash flows provided by income properties, which is the result of the overall growth and lease up of the Company’s income property portfolio, as well as increased cash flows from our commercial loans and investments.

Our cash flows used in investing activities totaled $215.3 million during the nine months ended September 30, 2024, as compared to $98.3 million during the nine months ended September 30, 2023, for an increase in cash outflows of $117.0 million. The increase in cash used in investing activities is primarily the result of an increase in acquisition activity of income properties and commercial loans and investments, partially offset by an increase in proceeds from dispositions, for an increase in net cash used of $121.2 million during the nine months ended September 30, 2024 as compared to the same period in 2023.

Our cash flows provided by financing activities totaled $161.6 million for the nine months ended September 30, 2024, compared to $66.8 million for the nine months ended September 30, 2023, an increase in cash inflows of $94.8 million. The increase is primarily due to a $132.3 million increase in proceeds from common and preferred stock issuances under the respective ATM programs, proceeds from preferred equity issuances of $33.0 million, partially offset by a $70.3 million decrease in cash inflows provided by net debt activity during the nine months ended September 30, 2024 as compared to the same period in 2023.

Long-Term Debt. At September 30, 2024, the current commitment level under the Credit Facility was $300.0 million. The undrawn commitment under the Credit Facility totaled $205.0 million. As of September 30, 2024, the Credit Facility had a $95.0 million balance outstanding. See Note 15, “Long-Term Debt” for the Company’s disclosure related to its long-term debt balance at September 30, 2024.

Acquisitions and Investments. During the nine months ended September 30, 2024, the Company acquired four multi-tenant income properties, one vacant land parcel within an existing multi-tenant property, and one building within an existing multi-tenant income property for an aggregate purchase price of $210.0 million, or a total acquisition cost of $207.8 million. During the nine months ended September 30, 2024, the Company also originated three structured investments consisting of a construction loan, a first mortgage, and a preferred equity investment for an aggregate investment of $63.8 million. During the nine months ended September 30, 2023, the Company acquired four buildings within an existing multi-tenant income property, one multi-tenant income property, and one vacant land parcel adjacent to an existing multi-tenant property for an aggregate purchase price of $80.0 million, or a total acquisition cost of $80.3 million. During the nine months ended September 30, 2023, the Company also originated one structured investment, a first mortgage, in the amount of $15.0 million.

The Company’s guidance for 2024 investments in income-producing properties, including structured investments, ranges from $300.0 million to $350.0 million. We expect to fund future acquisitions utilizing cash on hand, cash from operations, proceeds from the dispositions of income properties through 1031 like-kind exchanges, borrowings on our Credit Facility, if available, and additional financing sources. We expect dispositions of income properties will qualify under the like-kind exchange deferred-tax structure.

Dispositions. During the nine months ended September 30, 2024, the Company sold two income properties for an aggregate sales price of $38.0 million and aggregate gains on sales of $3.8 million. During the nine months ended September 30, 2023, the Company sold  three income properties for an aggregate sales price of $22.9 million and aggregate gains on sales of $3.3 million.

ATM Program. During the nine months ended September 30, 2024, the Company sold 7,226,192 shares under the 2022 ATM Program for gross proceeds of $134.2 million at a weighted average price of $18.57 per share, generating net proceeds of $132.2 million after deducting transaction fees of $2.0 million.

Contractual Commitments – Expenditures. The Company has committed to fund the following capital improvements. The improvements, which are related to several properties, are estimated to be generally completed within twelve months. These commitments, as of September 30, 2024, are as follows (in thousands):

As of September 30, 2024
Total Commitment (1)	$22,414
Less Amount Funded	(2,947)
Remaining Commitment	$19,467

(1)     Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

Off-Balance Sheet Arrangements. None.

Other Matters. We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations, $3.6 million of availability remaining under the 2022 ATM Program, and $205.0 million undrawn commitment under the existing $300.0 million Credit Facility as of September 30, 2024.

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

Reconciliation of Non-U.S. GAAP Measures (in thousands, except share and dividend data):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net Income (Loss) Attributable to the Company	$6,227	$2,686	$13,252	$(1,507)
Add Back: Effect of Dilutive Interest Related to 2025 Notes (1)	—	—	—	—
Net Income (Loss) Attributable to the Company, If-Converted	$6,227	$2,686	$13,252	$(1,507)
Depreciation and Amortization of Real Estate	13,204	11,651	35,650	32,769
Loss (Gain) on Disposition of Assets, Net of Tax	855	(2,741)	(8,308)	(3,565)
Gain on Disposition of Other Assets	(181)	(926)	(550)	(1,739)
Provision for Impairment	538	929	653	1,408
Realized and Unrealized Loss (Gain) on Investment Securities	(6,244)	(429)	(2,868)	5,663
Extinguishment of Contingent Obligation	—	—	—	(2,300)
Funds from Operations	$14,399	$11,170	$37,829	$30,729
Distributions to Preferred Stockholders	(1,878)	(1,195)	(4,936)	(3,585)
Funds From Operations Attributable to Common Stockholders	$12,521	$9,975	$32,893	$27,144
Amortization of Intangibles to Lease Income	112	487	830	1,793
Less: Effect of Dilutive Interest Related to 2025 Notes (1)	—	—	—	—
Core Funds From Operations Attributable to Common Stockholders	$12,633	$10,462	$33,723	$28,937
Adjustments:
Straight-Line Rent Adjustment	(473)	(790)	(1,512)	(919)
COVID-19 Rent Repayments	—	3	—	46
Other Depreciation and Amortization	(3)	24	(10)	(92)
Amortization of Loan Costs, Discount on Convertible Debt, and Capitalized Interest	235	199	752	636
Non-Cash Compensation	750	868	2,887	2,802
Adjusted Funds From Operations Attributable to Common Stockholders	$13,142	$10,766	$35,840	$31,410

Weighted Average Number of Common Shares:
Basic	25,445,411	22,484,561	23,601,389	22,556,642
Diluted (2)	25,521,749	22,484,561	23,625,369	22,556,642

Dividends Declared and Paid - Preferred Stock	$0.40	$0.40	$1.20	$1.20
Dividends Declared and Paid - Common Stock	$0.38	$0.38	$1.14	$1.14
(1)	As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in net income or loss that would result from the assumed conversion of the 2025 Convertible Senior Notes to derive FFO (as defined herein) effective January 1, 2022 due to the implementation of ASU 2020-06 which requires presentation on an if-converted basis. For the three and nine months ended September 30, 2024 and 2023, a total of $0.5 million and $1.6 million of interest was not included, respectively, as the impact of the 2025 Notes, if-converted, would be antidilutive to net income (loss) attributable to common stockholders for the respective periods.
(2)	A total of 3.7 million and 3.6 million shares, representing the dilutive impact of the 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, were not included in the computation of diluted net income per share attributable to common stockholders for the three and nine months ended September 30, 2024, respectively, because they were antidilutive to net income (loss) attributable to common stockholders for the respective periods. A total of 3.4 million and 3.3 million shares, representing the dilutive impact of the 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, were not included in the computation of diluted net income (loss) attributable to common stockholders for each of the three and nine month periods ended September 30, 2023, respectively, because they were antidilutive to net income (loss) attributable to common stockholders for the respective periods.

Other Data (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
FFO Attributable to Common Stockholders	$12,521	$9,975	$32,893	$27,144
FFO Attributable to Common Stockholders per Common Share - Diluted (1)	$0.49	$0.44	$1.39	$1.20

Core FFO Attributable to Common Stockholders	$12,633	$10,462	$33,723	$28,937
Core FFO Attributable to Common Stockholders per Common Share - Diluted (1)	$0.50	$0.47	$1.43	$1.28

AFFO Attributable to Common Stockholders	$13,142	$10,766	$35,840	$31,410
AFFO Attributable to Common Stockholders per Common Share - Diluted (1)	$0.51	$0.48	$1.52	$1.39
(1)	The weighted average shares used to compute per share amounts for FFO Attributable to Common Stockholders per Common Share – Diluted, Core FFO Attributable to Common Stockholders per Common Share - Diluted, and AFFO Attributable to Common Stockholders per Common Share - Diluted do not reflect any dilution related to the ultimate settlement of the 2025 Convertible Senior Notes.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates include those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Our most significant estimate is as follows:

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease.  As required by U.S. GAAP, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The assumptions underlying the allocation of relative fair values are based on market information including, but not limited to: (i) the estimate of replacement cost of improvements under the cost approach, (ii) the estimate of land values based on comparable sales under the sales comparison approach, and (iii) the estimate of future benefits determined by either a reasonable rate of return over a single year’s net cash flow, or a forecast of net cash flows projected over a reasonable investment horizon under the income capitalization approach. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled four multi-tenant income properties, one vacant land parcel within an existing multi-tenant property, and one building within an existing multi-tenant income property for an aggregate purchase price of $210.0 million, or a total acquisition cost of $207.8 million, for the nine months ended September 30, 2024, and four buildings within an existing multi-tenant income property, one multi-tenant property, and one vacant land parcel adjacent to an existing multi-tenant property for an aggregate purchase price of $80.0 million, or a total acquisition cost of $80.3 million, for the nine months ended September 30, 2023.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our Credit Facility, as this facility carries a variable rate of interest. Our borrowings on our $300.0 million Credit Facility bear interest at a rate ranging from SOFR plus 0.10% plus 125 basis points to SOFR plus 0.10% plus 220 basis points based on our level of borrowing as a percentage of our total asset value. As of September 30, 2024, the outstanding balance on our Credit Facility totaled $95.0 million of which $45.0 million was not fixed by virtue of an interest rate swap agreement. As of September 30, 2023, the outstanding balance on our Credit Facility was $216.0 million of which $116.0 million was not fixed by virtue of an interest rate swap agreement. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by $0.5 million and $1.2 million as of September 30, 2024 and 2023, respectively. The Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to certain of its debt borrowings, see Note 16, “Interest Rate Swaps” in the notes to the consolidated financial statements included in this Form 10-Q. By virtue of fixing the variable rate on certain debt borrowings, our exposure to changes in interest rates is minimal but for the impact on other comprehensive income and loss. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 1A. RISK FACTORS

For a discussion of the Company’s potential risks and uncertainties, see the information under the heading Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company. As of September 30, 2024, there have been no material changes in our risk factors from those set forth within the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Employment Agreement with Lisa M. Vorakoun

On October 22, 2024, we entered into an employment agreement (the “Employment Agreement”) with Lisa M. Vorakoun. Ms. Vorakoun has been employed by us since January 7, 2013 and currently serves as our Senior Vice President and Chief Accounting Officer.

Under the Employment Agreement, Ms. Vorakoun will receive an annual base salary of $275,000, which is subject to review and increase at the discretion of the compensation committee of the Board (the “Compensation Committee”).

In addition, for each fiscal year ending during her employment, Ms. Vorakoun will be eligible to participate in, and earn annual incentive compensation pursuant to, our Amended 2017 Executive Annual Cash Incentive Plan (the “Annual Incentive Plan”). Ms. Vorakoun’s Individual Target Opportunity (as defined in the Annual Incentive Plan) under the Annual Incentive Plan for 2024 will be 75% of Ms. Vorakoun’s then current base salary, with “threshold”, “target” and “maximum” Multipliers (as defined in the Annual Incentive Plan) for 2024 of 50%, 100% and 200% of the Individual Target Opportunity (as defined in the Annual Incentive Plan), all as set forth under the Annual Incentive Plan. The annual incentive compensation payable to Ms. Vorakoun will be determined by the Board, based on the attainment of corporate and individual performance goals as determined by the Board and consistent with the terms and conditions of the Annual Incentive Plan, and may be paid in cash or in a combination of cash and equity incentive awards.

For each fiscal year beginning with the fiscal year ending December 31, 2025, Ms. Vorakoun will be eligible to receive an award of long-term equity incentive compensation, to be granted in accordance with our executive compensation program in effect from time to time. Such awards typically will be granted near the commencement of each fiscal year under our equity incentive plan in effect from time to time pursuant to separate written agreements between Ms. Vorakoun and us.

Ms. Vorakoun is eligible to participate in any retirement plan, insurance or other employee benefit plan that is maintained at that time by us for our senior executive employees, including programs of life, disability, medical, dental and vision insurance, subject to the provisions of such plans as may be in effect from time to time and applicable law.

Compensation payable to Ms. Vorakoun pursuant to the Employment Agreement or any other agreement or arrangement with us will be subject to clawback under any written clawback policies that we or PINE has adopted or may adopt to the extent not prohibited by applicable law.

Pursuant to the terms of the Employment Agreement, if Ms. Vorakoun’s employment is terminated by the Company without “cause” (as defined in the Employment Agreement), then Ms. Vorakoun will be entitled to receive (i) her accrued but unpaid base salary through the date of termination, which will be paid on the pay date immediately following the date of Ms. Vorakoun’s termination in accordance with our customary payroll procedures or earlier if required by applicable law; (ii) reimbursement for unreimbursed business expenses properly incurred by Ms. Vorakoun prior to termination, which will be subject to and paid in accordance with our expense reimbursement policy and the Employment Agreement; (iii) such employee benefits to which Ms. Vorakoun may be entitled under any of our employee benefit plans or policies as of the date of Ms. Vorakoun’s termination; (iv) any payments and benefits to the extent set forth in the award agreements pertaining to Ms. Vorakoun’s equity incentive awards; and (v) any amounts due and payable under the Annual Incentive Plan. In addition, if, at any time during the 24-month period after a “change in control” (as defined in the Employment

Agreement) occurs, Ms. Vorakoun’s employment is terminated by us other than for “cause” or Ms. Vorakoun voluntarily terminates her employment for “good reason” (each, as defined in the Employment Agreement), then Ms. Vorakoun will receive (A) any unpaid accrued base salary, expense reimbursements, and other benefits earned and accrued under the Employment Agreement through the date of termination, (B) any payments and benefits to the extent set forth in the award agreements pertaining to Ms. Vorakoun’s equity incentive awards, (C) any amounts due and payable under the Annual Incentive Plan, and (D) a separation payment in an amount equal to 12 months of Ms. Vorakoun’s then-current base salary, less applicable taxes and withholdings, in one lump sum cash payment no later than the 60th day after the date of termination of Ms. Vorakoun’s employment.

Ms. Vorakoun’s right to receive the severance payments and benefits described above is subject to her compliance with restrictive covenants described below and her delivery and non-revocation of an effective general release of claims in our favor.

The Employment Agreement contains customary non-competition, non-solicitation, confidentiality, and intellectual property provisions.

Under the Employment Agreement, if there is a change in ownership or control of us that would cause any payment or distribution by us or any other person, firm, corporation, partnership, company, association, or other entity to Ms. Vorakoun or for Ms. Vorakoun’s benefit (each a “Payment”) to be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (such excise tax, together with any interest or penalties incurred by Ms. Vorakoun with respect to such excise tax, the “Excise Tax”), Ms. Vorakoun will receive the greatest of the following, whichever gives Ms. Vorakoun the highest net after-tax amount (after taking into account federal, state, local and social security taxes): (a) the Payments or (b) one dollar less than the amount of the Payments that would subject Ms. Vorakoun to the Excise Tax.

The foregoing summary of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the Employment Agreement, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Amendments to Employment Agreements with John P. Albright, Steven R. Greathouse and Daniel E. Smith

On October 22, 2024, we entered into amendments (the “Amendments”) to the employment agreements that we previously entered into with each of John P. Albright, Steven R. Greathouse and Daniel E. Smith. The Amendments align certain provisions in the employment agreements for Messrs. Albright, Greathouse and Smith with provisions contained in the employment agreements that we have entered into recently with Ms. Vorakoun and Philip R. Mays. More specifically, the Amendments provide that we will work together in good faith with each of Messrs. Albright, Greathouse and Smith to reduce or eliminate the impact, if any, of Section 280G of the Internal Revenue Code of 1986, as amended. The Amendments also contain customary non-competition, non-solicitation and confidentiality provisions consistent with the provisions contained in the employment agreements for Ms. Vorakoun and Mr. Mays.

The foregoing summary of the Amendments does not purport to be complete and is qualified in its entirety by reference to the Amendments, copies of which are filed as Exhibits 10.4, 10.5 and 10.6 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS

(a) Exhibits:

(2.1)*	Purchase and Sale Agreement, dated August 2, 2024, filed as Exhibit 2.1 to the registrant’s current report on Form 8-K filed on August 8, 2024, and incorporated herein by reference.

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

(10.1)

Amendment No. 1 to Management Agreement among Alpine Income Property Trust, Inc., Alpine Income Property OP, LP and Alpine Income Property Manager, LLC, dated July 18, 2024, filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed July 19, 2024, and incorporated herein by reference.

(10.2)

Credit Agreement between CTO Realty Growth, Inc., the Borrower, the Guarantors party thereto, the Lenders party thereto and KeyBank National Association, as Administrative Agent, dated September 30, 2024, filed herewith.

(10.3)†	Employment Agreement between CTO Realty Growth, Inc. and Lisa M. Vorakoun entered into October 22, 2024, filed herewith.

(10.4)†	Amendment to the Employment Agreement between CTO Realty Growth, Inc. and John P. Albright entered into October 22, 2024, filed herewith.

(10.5)†	Amendment to the Employment Agreement between CTO Realty Growth, Inc. and Steven R. Greathouse entered into October 22, 2024, filed herewith.

(10.6)†	Amendment to the Employment Agreement between CTO Realty Growth, Inc. and Daniel E. Smith entered into October 22, 2024, filed herewith.

Exhibit 31.1	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**Exhibit 32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**Exhibit 32.2	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	Inline XBRL Instance Document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

CTO REALTY GROWTH, INC.
(Registrant)

October 24, 2024	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

October 24, 2024	By:	/s/ Philip R. Mays
Philip R. Mays, Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

October 24, 2024	By:	/s/ Lisa M. Vorakoun
Lisa M. Vorakoun, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)