Form 10-K
period 2024-12-31
CTO Realty Growth, Inc.
filed 2025-02-20
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

At June 28, 2024, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $382,529,324 based upon the last reported sale price on the NYSE on June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter. The determination of affiliate status is solely for the purpose of this report and shall not be construed as an admission for the purposes of determining affiliate status.

The number of shares of the registrant’s Common Stock outstanding on February 13, 2025 was 31,842,639.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of CTO Realty Growth, Inc.’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

When we refer to “we,” “us,” “our,” or “the Company,” we mean CTO Realty Growth, Inc. and its consolidated subsidiaries. Statements contained in this Annual Report on Form 10-K, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Also, when the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Management believes the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions. However, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update or revise such forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.  The risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements, include, but are not limited to, the following:

●	we are subject to risks related to the ownership of commercial real estate that could affect the performance and value of our properties;
●	our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could materially and adversely affect us;
●	competition that traditional retail tenants face from e-commerce retail sales, or the integration of brick and mortar stores with e-commerce retail operators, could adversely affect our business;
●	we operate in a highly competitive market for the acquisition of income properties and more established entities or other investors may be able to compete more effectively for acquisition opportunities than we can;
●	we may be unable to successfully execute on asset acquisitions or dispositions;
●	the loss of revenues from our income property portfolio or certain tenants would adversely impact our results of operations and cash flows;
●	our revenues include receipt of management fees and potentially incentive fees derived from our provision of management services to Alpine Income Property Trust, Inc. (“PINE”) and the loss or failure, or decline in the business or assets, of PINE could substantially reduce our revenues;
●	there are various potential conflicts of interest in our relationship with PINE, including our executive officers and/or directors who are also officers and/or directors of PINE, which could result in decisions that are not in the best interest of our stockholders;
●	a prolonged downturn in economic conditions could adversely impact our business, particularly with regard to our ability to maintain revenues from our income-producing assets;
●	a part of our investment strategy is focused on investing in commercial loans and investments which may involve credit risk or the risk that our borrowers will fail to pay scheduled contractual payments to us when due;
●	we may suffer losses when a borrower defaults on a loan and the value of the underlying collateral is less than the amount due;
●	the Company’s real estate investments are generally illiquid;
●	if we are not successful in utilizing the Section 1031 like-kind exchange structure in deploying the proceeds from dispositions of income properties, or our Section 1031 like-kind exchange transactions are disqualified, we could incur significant taxes and our results of operations and cash flows could be adversely impacted;
●	the Company may be unable to obtain debt or equity capital on favorable terms, if at all, or additional borrowings may impact our liquidity or ability to monetize any assets securing such borrowings;
●	servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to service or pay our debt;
●	our operations and properties could be adversely affected in the event of natural disasters, pandemics, or other significant disruptions;
●	we may encounter environmental problems which require remediation or the incurrence of significant costs to resolve, which could adversely impact our financial condition, results of operations, and cash flows;
●	failure to remain qualified as real estate investment trust (“REIT”) for U.S. federal income tax purposes would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distribution to stockholders;
●	the risk that the REIT requirements could limit our financial flexibility;
●	our limited experience operating as a REIT;
●	our ability to pay dividends consistent with the REIT requirements, and expectations as to timing and amounts of such dividends;
●	the ability of our board of directors (the “Board”) to revoke our REIT status without stockholder approval;
●	our exposure to changes in U.S. federal and state income tax laws, including changes to the REIT requirements;

●	general business and economic conditions, including unstable macroeconomic conditions due to, among other things, political unrest and economic uncertainty due to terrorism or war, inflation, higher interest rates and distress in the banking sector; and
●	an epidemic or pandemic (such as the COVID-19 pandemic), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, may precipitate or materially exacerbate one or more of the above-mentioned and/or other risks and may significantly disrupt or prevent us from operating our business in the ordinary course for an extended period.

The Company describes the risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part I, Item 1A of this Annual Report on Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7).

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

As of December 31, 2024, we own and manage, sometimes utilizing third-party property management companies, 23 commercial real estate properties in 7 states in the United States, comprising 4.7 million square feet of gross leasable space. In addition to our income property portfolio, as of December 31, 2024, our business included the following:

Management Services: A fee-based management business that is engaged in managing PINE, as well as: (i) a portfolio of assets pursuant to the Portfolio Management Agreement (hereinafter defined) and (ii) Subsurface Interests (hereinafter defined) pursuant to the Subsurface Management Agreement (hereinafter defined), as further described in Note 5, “Management Services Business” in the notes to the consolidated financial statements in Item 8.

Commercial Loans and Investments: A portfolio of five commercial loan investments and two preferred equity investments which are classified as commercial loan investments.

Real Estate Operations: During the year ended December 31, 2024, the Company sold its remaining mitigation credits. These credits were produced by the Company’s formerly owned mitigation bank. During the year ended December 31, 2024, the Company sold its portfolio of subsurface mineral interests associated with approximately 352,000 surface acres in 19 counties in the State of Florida (“Subsurface Interests”), as further described in Note 6, “Real Estate Operations”. As part of the Subsurface Interests sale, the Company entered into a management agreement with the buyer to provide ongoing management services (the “Subsurface Management Agreement”).

Our business also includes our investment in PINE. As of December 31, 2024, the fair value of our investment totaled $39.7 million, or 14.8% of PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

The following is a summary of financial information regarding the Company’s business segments for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Revenues:
Income Properties	$110,591	$96,663	$68,857
Management Fee Income	4,590	4,388	3,829
Interest Income from Commercial Loans and Investments	7,357	4,084	4,172
Real Estate Operations	1,981	3,984	5,462
Total Revenues	$124,519	$109,119	$82,320
Operating Income:
Income Properties	$78,806	$68,208	$48,492
Management Services	4,590	4,388	3,829
Commercial Loans and Investments	7,357	4,084	4,172
Real Estate Operations	544	2,261	2,970
General and Administrative Expenses	(16,269)	(14,249)	(12,899)
Privision for Impairment	(676)	(1,556)	—
Depreciation and Amortization	(65,049)	(44,173)	(28,855)
Gain (Loss) on Disposition of Assets	8,308	7,543	(7,042)
Total Operating Income	$17,611	$26,506	$10,667
Identifiable Assets:
Income Properties	$1,039,466	$887,345	$902,427
Management Services	1,481	1,395	1,370
Commercial Loans and Investments	105,763	62,099	32,269
Real Estate Operations	611	2,343	4,041
Corporate and Other (1)	34,323	36,486	46,438
Total Assets	$1,181,644	$989,668	$986,545
(1)	Corporate and other assets consist primarily of cash and restricted cash, property, plant, and equipment related to the other operations, as well as the general and corporate operations.

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

Our access to capital includes raising equity or debt financing, and our sources of debt financing primarily includes our borrowing capacity under our revolving credit facility (as amended and restated, the “Credit Facility”) and term loans. Our strategy is to utilize leverage, when appropriate and necessary, and potentially proceeds from sales of income properties, and the disposition or payoffs of our commercial loans and investments to acquire income properties. As our current properties generally have low tax basis, we may seek to have the sale of the current income property qualify for income tax deferral through the like-kind exchange provisions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”).

INCOME PROPERTIES

We have pursued a strategy of investing in income-producing properties, when possible, by utilizing the proceeds from real estate transactions, including the disposition of income properties, borrowing capacity under the Credit Facility, term loans and issuances of equity and debt securities.

Our strategy for investing in income-producing properties is focused on factors including, but not limited to, long-term real estate fundamentals and target markets, including markets we believe to be faster growing, business-friendly markets exhibiting accommodative business tax policies, and outsized relative job and population growth. We employ a methodology for evaluating targeted investments in income-producing properties which includes an evaluation of: (i) the attributes of the real estate (e.g. location, market demographics, comparable properties in the market, etc.); (ii) an evaluation of the existing tenant(s) (e.g. creditworthiness, property level sales, tenant rent levels compared to the market, etc.); (iii) other market-specific conditions (e.g. tenant industry, job and population growth in the market, local economy, etc.); and (iv) considerations relating to the Company’s business and strategy (e.g. strategic fit of the asset type, property management needs, ability to use a Section 1031 like-kind exchange structure, etc.).

During the year ended December 31, 2024, the Company acquired five multi-tenanted retail income properties, one building within an existing multi-tenanted retail income property owned by the Company, and one vacant land parcel within an existing multi-tenanted retail income property owned by the Company for an aggregate purchase price of $226.8 million, or a total acquisition cost of $224.4 million. Of the aggregate $224.4 million acquisition cost, $46.5 million was allocated to land, $156.7 million was allocated to buildings and improvements, and $32.4 million was allocated to intangible assets pertaining to the in-place lease value, leasing costs, and above market lease value and $11.2 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 5.7 years at acquisition.

During the year ended December 31, 2024, the Company sold two income properties for an aggregate sales price of $38.0 million and aggregate gains on sales of $3.8 million. The sales consisted of (i) one mixed use income property in downtown Santa Fe, New Mexico for $20.0 million, resulting in a gain of $4.6 million, and (ii) one multi-tenant income property located in West Jordan, Utah for $18.0 million, resulting in a loss on sale of $0.8 million.

Our current portfolio of 17 multi-tenant properties generates $87.2 million of revenue from annualized straight-line base lease payments and had a weighted average remaining lease term of 4.8 years as of December 31, 2024. Our current portfolio of 6 single-tenant income properties generates $5.6 million of revenues from annualized straight-line base lease payments and had a weighted average remaining lease term of 5.2 years as of December 31, 2024.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. We sold two multi-tenant income properties during the year ended December 31, 2024. As a result of entering the Exclusivity and Right of First Offer Agreement with PINE (the “ROFO Agreement”) which generally prevents us from investing in single-tenant net lease income properties, our income property investment strategy will continue to be focused on multi-tenanted, retail-based properties. We may pursue this strategy by monetizing certain of our single-tenant properties, and should we do so, we would seek to utilize the 1031 like-kind exchange structure to preserve the tax-deferred gain on the original transaction(s) that pertains to the replacement asset.

As of December 31, 2024, the Company owned 23 income properties in 7 states. Following is a summary of these properties:

Tenant / Property	City	State	Area (Square Feet)
369 N. New York Ave.	Winter Park	FL	27,948
Ashford Lane	Atlanta	GA	277,123
Beaver Creek Crossings	Apex	NC	322,113
Carolina Pavilion	Charlotte	NC	685,714
Crossroads Towne Center	Chandler	AZ	221,658
Granada Plaza	Dunedin	FL	74,178
Lake Brandon Village	Brandon	FL	102,022
Madison Yards	Atlanta	GA	162,521
Marketplace at Seminole	Sanford	FL	315,066
Millenia Crossing	Orlando	FL	100,385
Plaza at Rockwall	Rockwall	TX	446,521
Price Plaza	Katy	TX	200,576
The Collection at Forsyth	Cumming	GA	560,665
The Exchange at Gwinnett	Buford	GA	97,366
The Shops at Legacy	Plano	TX	237,572
The Strand at St. Johns Town Center	Jacksonville	FL	211,197
West Broad Village	Glen Allen	VA	392,146
17 Multi-Tenant Properties			4,434,771
Crabby's Oceanside	Daytona Beach	FL	5,780
Fidelity	Albuquerque	NM	210,067
LandShark Bar & Grill	Daytona Beach	FL	6,264
MainStreet Portfolio (1)	Daytona Beach	FL	29,681
6 Single-Tenant Properties			251,792
23 Total Properties			4,686,563

(1)The MainStreet Portfolio is comprised of 3 single tenant properties.

The weighted average economic and physical occupancy rates of our income properties at December 31st for each of the last three years on a portfolio basis are as follows:

Year	Single-Tenant Economic / Physical Occupancy	Multi-Tenant Economic / Physical Occupancy
2022	100% / 100%	89% / 86%
2023	100% / 100%	90% / 90%
2024	100% / 100%	90% / 86%

The information on lease expirations of our total income property portfolio for each of the ten years starting with 2025 is as follows:

Year	# of Tenant Leases Expiring	Total Square Feet of Leases Expiring	Annual Rents Expiring (1) ($000's)	Percentage of Gross Annual Rents Expiring (1)
2025	48	253,988	$6,426	7.1%
2026	66	533,638	$11,530	12.7%
2027	74	610,078	$10,114	11.1%
2028	70	986,326	$19,467	21.4%
2029	58	373,692	$9,200	10.1%
2030	46	295,988	$6,637	7.3%
2031	45	333,038	$7,631	8.4%
2032	30	165,739	$4,187	4.6%
2033	28	177,469	$5,370	5.9%
2034	30	240,651	$5,341	5.9%
(1)	Annual Rents consist of the in-place base rent to be received pursuant to each lease agreement (i.e. not on a straight-line basis).

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

There were no impairment charges on the Company’s income property portfolio during each of the years ended December 31, 2024 or 2022.

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

Portfolio Management Agreement. On December 4, 2023, the Company entered into an asset management agreement with a third party to manage a portfolio of multi-tenant and single-tenant assets (the “Portfolio Management Agreement”). Although the Company has no direct relationship with the third party, PINE is a lender to the third-party pursuant to a mortgage note originated by PINE which is secured by the portfolio. The Company receives asset management fees, disposition management fees, leasing commissions, and other fees related to the Company’s management and administration of the portfolio pursuant to the Portfolio Management Agreement. The Company also entered into a revenue sharing agreement with PINE whereby PINE will receive the portion of fees earned by the Company under the Portfolio Management Agreement which are attributable to the single tenant properties within the portfolio. Management fee income earned pursuant to the Portfolio Management Agreement, is included in management fee income on the Company’s consolidated statement of operations and is further described in Note 5, “Management Services Business” in the notes to the consolidated financial statements in Item 8.

Asset Management Agreement. On February 16, 2024, the Company entered into the Subsurface Management Agreement with a third party in conjunction with the sale of the Company’s remaining Subsurface Interests as further described in Note 6, “Real Estate Operations” below. The Company receives management fees and may receive other fees pursuant to the Subsurface Management Agreement. Management fee income earned pursuant to the Subsurface Management Agreement is included in management fee income on the Company’s consolidated statement of operations and is further described in Note 5, “Management Services Business” in the notes to the consolidated financial statements in Item 8.

COMMERCIAL LOANS AND INVESTMENTS

Our investments in commercial loans or similarly structured investments, such as preferred equity, mezzanine loans or other subordinated debt, have been and are expected to continue to be secured by real estate or the borrower’s pledge of its ownership interest in the entity that owns the real estate. The investments are associated with commercial real estate located in the United States, and are current or performing with either a fixed or floating rate. Some of these loans may be syndicated in either a pari-passu or senior/subordinated structure. Commercial first mortgage loans generally provide for a higher recovery rate due to their senior position in the underlying collateral. Commercial mezzanine loans are typically secured by a pledge of the borrower’s equity ownership in the underlying commercial real estate. Unlike a mortgage, a mezzanine loan is not secured by a lien on the property. An investor’s rights in a mezzanine loan are usually governed by an intercreditor agreement that provides holders with the rights to cure defaults and exercise control on certain decisions of any senior debt secured by the same commercial property.

2024 Commercial Loans and Investments Portfolio. During the year ended December 31, 2024, the Company originated three loans and one preferred equity investment for a total investment of $104.0 million, of which $65.0 million was funded during the year, and received cash repayments of principal totaling $20.3 million. As of December 31, 2024, the Company’s commercial loans and investments portfolio included five commercial loan investments and two preferred equity investments with a carrying value of $105.0 million.

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

During the year ended December 31, 2024, the Company recorded a $0.7 million impairment charge, comprised of a $0.2 million charge related to the discount provided to the borrower on their early repayment of the Sabal Pavilion loan, as described in Note 4, “Commercial Loans and Investments”, and a $0.5 million increase in our CECL allowance due to a net increase in principal outstanding on the Company’s portfolio of commercial loans and investments. During the year ended December 31, 2023, the Company recorded a $0.6 million impairment charge representing the provision for credit losses related to our commercial loans and investments. There were no such impairment charges related to credit losses during the year ended December 31, 2022.

REAL ESTATE OPERATIONS

Mitigation Credits and Mitigation Credit Rights. During the year ended December 31, 2024, the Company sold its remaining mitigation credits. As of December 31, 2023, the Company owned mitigation credits with an aggregate cost basis of $1.0 million. On December 29, 2022, the Company completed the sale of the entity that owned the Mitigation Bank for a sales price of $8.1 million resulting in a loss on disposition of assets of $11.9 million. A balance of mitigation credits and mitigation credit rights were retained by the Company as part of the sale agreement of which none remained as of December 31, 2024.

Revenues and the cost of sales of mitigation credit sales are reported as revenues from, and direct costs of, real estate operations, respectively, in the consolidated statements of operations. During the year ended December 31, 2024, 14.99 mitigation credits were sold for $1.8 million, resulting in a gain on sale of $0.5 million. During the year ended December 31, 2023, the Company sold 20 mitigation credits for proceeds of $2.3 million with a cost basis of $1.5 million. During the year ended December 31, 2022, the Company sold 34 mitigation credits for proceeds of $3.5 million with a cost basis of $2.3 million.

Subsurface Interests. The Company sold its remaining acres of Subsurface Interests during the year ended December 31, 2024 for $5.0 million, or a gain on sale of $4.5 million. As of December 31, 2023, the Company owned 352,000 acres of Subsurface Interests. The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. The Company’s subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage, which revenues are included within real estate operations in the consolidated statements of operations. There were no sales of subsurface oil, gas, and mineral rights during the year ended December 31, 2024 prior to the sale of the entire portfolio for $5.0 million. During the year ended December 31, 2023, the Company sold 3,481 acres of Subsurface Interests for an aggregate sales price of $1.0 million. During the year ended December 31, 2022, the Company sold approximately 14,600 acres of subsurface oil, gas, and mineral rights for a sales price of $1.7 million.

The Company historically released surface entry rights or other rights upon request of a surface owner for a negotiated release fee typically based on a percentage of the surface value. Cash payments for the release of surface entry rights totaled $0.1 million, $0.7 million, and $0.2 million during the years ended December 31, 2024, 2023, and 2022, respectively.

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

Our business plan may also focus on investing in commercial real estate through the acquisition or origination of mortgage financings secured by commercial real estate and similar financial instruments. Competition for investing in commercial mortgage loans and similar financial instruments can include financial institutions such as banks, life insurance companies, institutional investors such as pension funds, and other lenders including mortgage REITs, REITs, and high net worth investors. The organizations that we compete with are of varying sizes, ranging from organizations with local operations to organizations with national scale and reach. Competition from these interested parties is based on, amongst other things, pricing or rate, financing structure, and other elements of the typical terms and conditions of a real estate financing.

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

At December 31, 2024, the Company had 37 full-time employees and considers its employee relations to be satisfactory.

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

●	acts of God, including natural disasters and global pandemics, which impact the United States, which may result in uninsured losses;
●	acts of war or terrorism, including consequences of terrorist attacks;
●	changes in tenant preferences that reduce the attractiveness and marketability of our properties to tenants or cause decreases in market rental rates;

●	costs associated with the need to periodically repair, renovate or re-lease our properties;
●	increases in the cost of our operations, particularly maintenance, insurance or real estate taxes which may occur even when circumstances such as market factors and competition cause a reduction in our revenues;

●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related

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

Our results of operations, as well as the results of operations of our tenants, are sensitive to changes in U.S., global and local regions or markets that impact our tenants’ businesses. Adverse changes or developments in U.S., global or regional economic conditions may impact our tenants’ financial condition, which may adversely impact their ability to make rental payments to us pursuant to the leases they have with us and may also impact their current or future leasing practices. Adverse economic conditions such as high unemployment levels, higher interest rates, increased tax rates and increasing fuel and energy costs may have an impact on the results of operations and financial conditions of our tenants, which would likely adversely impact us. During periods of economic slowdown and declining demand for real estate, we may experience a general decline in rents or increased rates of default under our leases. A lack of demand for rental space could adversely affect our ability to maintain our current tenants and gain new tenants, which may affect our growth, profitability and ability to pay dividends.

Our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could materially and adversely affect us.

Each of our income properties is occupied by a single tenant or multiple tenants. Therefore, the success of our investments in these properties is materially dependent upon the performance of our tenants. The financial performance of any one of our tenants is dependent on the tenant’s individual business, its industry and, in many instances, the performance of a larger business network that the tenant may be affiliated with or operate under. The financial performance of any one of our tenants could be adversely affected by poor management, unfavorable economic conditions in general, changes in consumer trends and preferences that decrease demand for a tenant’s products or services or other factors, including the impact of a global pandemic which affects the United States, over which neither they nor we have control. To the extent we own multiple properties operated by one tenant, the general failure of that single tenant or a loss or significant decline in its business could materially and adversely affect us.

At any given time, any tenant may experience a decline in its business that may weaken its operating results or the overall financial condition of individual properties or its business as a whole. Any such decline may result in our tenant failing to make rental payments when due, declining to extend a lease upon its expiration, delaying occupancy of our property or the commencement of the lease or becoming insolvent or filing for bankruptcy protection. We depend on our tenants to operate their businesses at the properties we own in a manner which generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes, make repairs and otherwise maintain our properties. The ability of our tenants to fulfill their obligations under our leases may depend, in part, upon the overall profitability of their operations. Cash flow generated by certain tenant businesses may not be sufficient for a tenant to meet its obligations to us pursuant to the applicable lease. We could be materially and adversely affected if a tenant representing a significant portion of our operating results or a number of our tenants were unable to meet their obligations to us.

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

Certain of our tenants and or geographic concentrations may account for a significant portion of our base rent revenue (see Note 2, “Summary of Significant Accounting Policies” under the heading Concentration of Credit Risk in the notes to the consolidated financial statements in Item 8). Such geographic concentrations could be heightened by the fact that our investments may be concentrated in certain areas that are affected by epidemics or pandemics more than other areas.

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

Our management agreement with PINE may be terminated by PINE in certain circumstances. Depending upon the circumstances of a termination, we may or may not be entitled to receive a termination fee. If our management agreement with PINE is terminated, we may be unable to replace the lost revenue. Even if we receive a termination fee upon the termination of the management agreement with PINE, we may be unable to invest the after tax proceeds from the termination fee we receive in opportunities that earn returns equal to or greater than the revenues lost as a result of the terminated management agreement. The termination of our management agreement with PINE could have a material adverse impact on our business, results of operations and financial condition.

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

We are paid a management fee to manage PINE’s business and we may be paid an incentive fee which will depend on numerous factors, including our ability to make investments on behalf of PINE that generate attractive, risk-adjusted returns, and thereby result in PINE’s stockholders achieving a necessary level of return. A key element of PINE’s success includes its ability to raise additional equity capital to fund its goals for growth. Our successful performance as the manager of PINE therefore depends, in part, on our ability to assist PINE in raising equity capital in amounts sufficient to support PINE’s goals and on acceptable terms. Our successful performance as the manager of PINE also depends on our ability to access debt financing for PINE, on acceptable terms. There can be no assurance that we will be successful in this business, that PINE will achieve its objectives, will invest successfully in income properties and will generally operate successfully, or that we will earn fees from PINE sufficient to recover the costs we have incurred or to provide a suitable return on our investment in PINE.

Declines in the market values of our investment in PINE may adversely affect periodic reported results.

We hold a significant equity interest in PINE as of December 31, 2024, including the OP Units we hold in the PINE Operating Partnership as further described in Note 1, “Organization” in the notes to the consolidated financial statements in Item 8. PINE is publicly traded and as such, PINE’s common stock is subject to the risks associated with public equities, including, but not limited to, market risk broadly, risks associated with the REIT industry, and risks associated with the real estate industry more specifically. The public equity markets can be volatile, and the value of PINE’s stock and OP Units may fluctuate significantly over short periods of time. A significant decrease in the trading price of PINE’s stock could result in losses that have a material adverse effect on the value of our investment in PINE which could adversely impact our financial condition.

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

Because of competition, we may not be able to originate or acquire commercial loans or similar financings at all or at favorable yields.

When we seek to invest in commercial loans or similar financings secured by underlying real estate, we may not be able to originate or acquire such loan investments at favorable spreads over our borrowing costs. We compete with many other investment groups including other REITs, public and private investment funds, life insurance companies, commercial and investment banks and commercial finance companies, including some of the third parties with which we expect to have relationships. In most instances, the competition has greater financial capacity, are larger organizations and has a greater operating presence in the market. As a result, we may not be able to originate or acquire commercial loans or similar financings in the future at all or at favorable spreads over our borrowing costs, which could adversely impact our results of operations and cash flows.

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

Commercial loans are secured by commercial property and are subject to risks of delinquency and foreclosure and therefore risk of loss. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. In the event of any default under a commercial loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the commercial loan, which could have a material adverse effect on our financial condition, operating results and cash flows. In the event of the bankruptcy of a commercial loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed commercial loan. If the borrower is unable to repay a mortgage loan or similar financing, our inability to foreclose on the asset in a timely manner, and/or our inability to obtain value from reselling or otherwise disposing of the asset for an amount equal to our investment basis, would adversely impact our financial condition, results of operations, and cash flows.

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

Factors beyond our control can affect the performance and value of our real estate assets including our income properties, and investments in commercial loans or similar financings secured by real estate or other investments. Real estate assets are subject to various risks, including but not limited to the following:

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

Real estate investments, including investments in income properties and investments in commercial loans or similar financings secured by real estate, are relatively illiquid; therefore, it may be difficult for us to sell such assets if the need or desire arises, and otherwise the Company’s ability to make rapid adjustments in the size and content of our income property portfolio or other real estate assets in response to economic or other conditions is limited. Illiquid assets typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. In addition, validating third party pricing for illiquid assets may be more subjective than more liquid assets. As a result, if we are required to quickly liquidate all or a portion of certain of our real estate assets or income-producing assets, we may realize significantly less than the value at which we have previously recorded our assets. Further, certain expenditures necessary to operate our income properties generally do not decrease and may in fact increase in response to weakening economic conditions or other market disruptions, which expenditures may include maintenance costs, insurance costs and, in some instances, interest expense. This relationship of revenue and expenditures may result, under certain market conditions, in declining operating results and reduced cash flows and thereby could have an adverse effect on the Company’s financial condition.

We may experience a decline in the fair value of our real estate assets or investments which could result in impairments and would impact our financial condition and results of operations.

A decline in the fair market value of our long-lived assets may require us to recognize an “other-than-temporary” impairment against such assets (as defined by the Financial Accounting Standards Board (“FASB”) authoritative accounting guidance) if certain conditions or circumstances related to an asset were to change and we were to determine that, with respect to any such asset, there was an unrealized loss to the fair value of the asset. The fair value of our long-lived assets depends on market conditions, including estimates of future demand for these assets, and the revenues that can be generated from such applicable assets. If such a determination were to be made, we would recognize the estimated unrealized losses through earnings and write down the depreciated or amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sales price received and the adjusted depreciated or amortized cost of such assets at the time of sale.

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

From time to time, we may make additional investments in or acquire other entities that may subject us to similar risks. Investments in entities over which we do not have sole control, including joint ventures, present additional risks such as having differing objectives than our partners or the entities in which we invest, or becoming involved in disputes, or competing with those persons. In addition, we rely on the internal controls and financial reporting controls of these entities and their failure to maintain effectiveness or comply with applicable standards may adversely affect us.

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

Generally, we use our income-producing assets and certain loan investments secured by real property as collateral for our financings or as the borrowing base for our Credit Facility. Any decline in their value, a significant decrease in the income received from our income-producing assets, or perceived market uncertainty about the value of our income-producing assets, could make it difficult for us to obtain or renew financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place.

We have in the past and expect to continue to utilize derivative instruments to hedge risk, which may adversely affect our borrowing cost and expose us to other risks.

The derivative instruments we have used in the past and expect to continue to use in the future are and could be in the form of interest rate swaps, interest rate caps and or interest rate collars. Interest rate swaps effectively change variable-rate debt obligations to fixed-rate debt obligations or fixed-rate debt obligations to variable-rate debt obligations. Interest rate caps limit our exposure to rising interest rates. Interest rate collars limit our exposure to rising interest rates while also limiting our benefit from declining interest rates.

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

Our operating results depend in part on the difference between the income achieved from our income-producing assets and management fee income streams and the interest expense incurred in connection with our interest-bearing liabilities. Changes in the general level of interest rates prevailing in the financial markets have in the past affected and may in the future affect the spread between our income-producing assets and management fee income streams and our interest-bearing liabilities subject to the impact of interest rate floors and caps, as well as the amounts of floating rate assets and liabilities. Any significant compression of the spreads between income-producing assets and management fee income streams and interest-bearing liabilities could have a material adverse effect on us. While interest rates remain low relative to certain historical rates, rates have recently risen and are generally expected to rise in the coming years, although there is no certainty as to the amount by which they may rise. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, inflation, labor markets, and other factors beyond our control. In the event of a rising interest rate environment, rates could create a mismatch between the income we generate from our income-producing assets and management fee income streams and the interest expense incurred on our floating rate debt that could have a significant adverse effect on our financial condition, our operating results and our cash flows. An increase in interest rates could also, among other things, reduce the value of certain of our income-producing assets and our ability to realize gains from the sale of such assets.

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

Our Convertible Notes

Certain investors in the 2025 Notes may also invest in our common stock utilizing trading strategies which may increase the volatility in or adversely affect the trading price and liquidity of our common stock.

Investors in, and potential purchasers of, the 2025 Notes may employ, or seek to employ, a convertible arbitrage strategy with respect to the 2025 Notes. Investors that employ a convertible arbitrage strategy with respect to our convertible debt instruments typically implement that strategy by selling short the common stock underlying the 2025 Notes and dynamically adjusting their short position while they hold the 2025 Notes. Investors may also implement this strategy by entering into swaps on our common stock in lieu of or in addition to short selling our common stock. These strategies, particularly the effect of short sales or equity swaps with respect to our common stock, could increase the volatility of our stock price or otherwise adversely affect the trading price of our common stock.

To the extent we issue shares of our common stock to satisfy all or a portion of the settlement of our 2025 Notes, settlement of some or all of the 2025 Notes will dilute the ownership interest of our existing stockholders.

To the extent we issue shares of our common stock to satisfy all or a portion of the settlement of our 2025 Notes, the settlement of some or all of the 2025 Notes will dilute the ownership interests of our existing stockholders. Any sales in the public market of our common stock issuable upon such settlement could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2025 Notes may encourage short selling by market participants because the settlement of the 2025 Notes could depress the price of our common stock.

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

Under Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the 2025 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2025 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the 2025 Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented because of the amortization of the discounted carrying value of the 2025 Notes to their face amount over the term of the 2025 Notes. We will report lower net income (or greater net loss) in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount  and the instrument’s coupon interest, which could adversely affect our reported or future financial results, and/or the market price of our common stock.

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

Our corporate headquarters and many of our properties are located in Florida, where major hurricanes have occurred. We have income properties in other states or regions that experience similar or other natural disasters. Depending on where any hurricane makes landfall, our properties in Florida could experience significant damage. In addition, the occurrence and frequency of hurricanes in Florida could also negatively impact demand for our real estate assets because of consumer perceptions of hurricane risks. In addition to hurricanes, the occurrence of other natural disasters and climate conditions in Florida and other states, such as tornadoes, floods, fires, unusually heavy or prolonged rain, droughts, and heat waves, could have an adverse effect on our ability to develop properties or realize income from our properties. In addition to the various forms of natural disasters that could impact our operations and the performance of our income producing assets, pandemics occurring throughout the world could lead to disruptions in the global economy or significant economies throughout the world which could adversely impact our tenant’s operations, their ability to pay rent and consequently our financial condition, results of operations and cash flows may be adversely impacted. If a hurricane, fire, earthquake, natural disaster, health pandemic or other similar significant disruption occurs, we may experience disruptions to our operations and damage to our properties, which could have an adverse effect on our business, our financing condition, our results of operations, and our cash flows.

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

Uninsured losses may adversely affect the Company’s financial condition and results of operations.

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

Property insurance costs may continue to increase, and in some cases insurance may not be available.

In the past few years, the costs of property insurance have increased significantly, and these increased costs have had an adverse effect on us. In addition, in some instances, property insurance may be unavailable altogether. Increased insurance costs or the unavailability of some insurance coverages altogether have adversely affected our ability to profitably operate and dispose of our income properties, as well as the ability of the owners of the properties that secure our commercial loans and other investments to profitably operate and dispose of those properties. Market conditions may also limit the scope of insurance or coverage available to us or the owners of the properties that secure our commercial loans and other investments on economic terms. Any uninsured loss with respect to a property relating to one of our investments could result in the corresponding non-performance of or loss on our investment related to such property. See “—Other Operational Risks—Uninsured losses may adversely affect the Company’s financial condition and results of operations.”

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

Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance.

Political leaders in the U.S. and certain foreign countries have recently been elected on protectionist platforms, fueling doubts about the future of global free trade. The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate certain existing trade agreements with foreign countries. In addition, the U.S. government has recently imposed tariffs on certain foreign goods and has indicated a willingness to impose tariffs on imports of other products. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance.

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

New technologies also continue to develop, including tools that harness generative artificial intelligence and other machine learning techniques (collectively, “AI”). AI is developing at a rapid pace and becoming more accessible. As a result, the use of such new technologies by us or our service providers or counterparties can present additional known and unknown risks, including, among others, the risk that confidential information may be stolen, misappropriated or disclosed and the risk that we, our service providers and/or our counterparties may rely on incorrect, unclear or biased outputs generated by such technologies, any of which could have an adverse impact on us and our business. See “—Artificial intelligence and other machine learning techniques could increase competitive, operational, legal and regulatory risks to our business in ways that we cannot predict.”

Artificial intelligence and other machine learning techniques could increase competitive, operational, legal and regulatory risks to our business in ways that we cannot predict.

The use of AI by us and others, and the overall adoption of AI throughout society, may exacerbate or create new and unpredictable competitive, operational, legal and regulatory risks to our business. There is substantial uncertainty about the extent to which AI will result in dramatic changes throughout the world, and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. These changes could potentially disrupt, among other things, our business model, investment strategies and operational processes. Some of our competitors may be more successful than us in the development and implementation of new technologies, including services and platforms based on AI, to improve their operations. If we are unable to adequately advance our capabilities in these areas, or do so at a slower pace than others in our industry, we may be at a competitive disadvantage.

If the data we, or third parties whose services we rely on, use in connection with the possible development or deployment of AI is incomplete, inadequate or biased in some way, the performance of our business could suffer. In addition, recent technological advances in AI both present opportunities and pose risks to us. Data in technology that uses AI may contain a degree of inaccuracy and error, which could result in flawed algorithms in various models used in our business. The volume and reliance on data and algorithms also make AI more susceptible to cybersecurity threats, including data poisoning and the compromise of underlying models, training data or other intellectual property. Our personnel or the personnel of our service providers could, without being known to us, improperly utilize AI and machine learning-technology while carrying out their responsibilities. This could reduce the effectiveness of AI technologies and adversely impact us and our operations to the extent that we rely on the AI’s work product.

There is also a risk that AI may be misused or misappropriated by third parties we engage. For example, a user may input confidential information, including material non-public information or personally identifiable information, into AI applications, resulting in the information becoming a part of a dataset that is accessible by third-party technology applications and users, including our competitors. Further, we may not be able to control how third-party AI that we choose to use is developed or maintained, or how data we input is used or disclosed. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations or actions or create competitive risk.

In addition, the use of AI by us or others may require compliance with legal or regulatory frameworks that are not fully developed or tested, and we may face litigation and regulatory actions related to our use of AI. There has been increased scrutiny, including from global regulators, regarding the use of “big data,” diligence of data sets and oversight of data vendors. Our ability to use data to gain insights into and manage our business may be limited in the future by regulatory scrutiny and legal developments.

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

Future sales of our common stock or other securities convertible into our common stock could cause the market value of our common stock to decline and could result in dilution of your shares.

Our Board is authorized to increase the total number of shares of stock that we are authorized to issue and without stockholder approval, to cause us to issue additional shares of our stock or to raise capital through the issuance of preferred stock, options, warrants and other rights on terms and for consideration as our Board in its sole discretion may determine. Sales of substantial amounts of our common stock will dilute the ownership of our stockholders and could cause the market price of our common stock to decrease significantly. We cannot predict the effect, if any, of future sales of our common stock, or the availability of our common stock for future sales, on the value of our common stock. Sales of substantial amounts of our common stock, or the perception that such sales could occur, may adversely affect the market price of our common stock.

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

An epidemic or pandemic, and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, may precipitate or materially exacerbate one or more of the other risks, and may significantly disrupt our tenants’ ability to operate their businesses and/or pay rent to us or prevent us from operating our business in the ordinary course for an extended period.

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

Risk Management and Strategy

The Company’s cybersecurity program is focused on the following key areas:

●	Governance: As discussed in more detail under “Item 1C. Cybersecurity—Governance,” the Board’s oversight of cybersecurity risk management is supported by the Audit Committee, which regularly interacts with the Company’s management team.
●	Collaborative Approach: CTO has implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management, the Audit Committee, and the Board in a timely manner.
●	Technical Safeguards: Together with the MSP, we deploy technical safeguards that are designed to protect information systems from cybersecurity threats, including firewalls, intrusion prevention systems, endpoint detection and response systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
●	Incident Response and Recovery Planning: Together with the MSP, we have established a written information security incident response plan that addresses the response to a cybersecurity incident, which is tested and evaluated on a regular basis.
●	Third-Party Risk Management: Together with the MSP, we maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact the Company’s business in the event of a cybersecurity incident affecting those third-party systems.
●	Education and Awareness: As directed by the Company, the MSP provides regular training for Company personnel regarding cybersecurity threats as a means to equip such personnel with effective tools to address cybersecurity threats, and to communicate evolving information security policies, standards, processes and practices.

Together with the MSP, we engage in the periodic assessment and testing of our policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. The MSP regularly assesses our cybersecurity measures, including information security maturity, and regularly reviews our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Audit Committee and the Board, and we will adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

Governance

The Board, in coordination with the Audit Committee, oversees the Company’s cybersecurity risk management process. The Audit Committee has adopted a charter that provides that the Audit Committee must review and discuss with the Company’s management team the Company’s privacy and cybersecurity risk exposures, including:

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

Our Senior Vice President, Chief Financial Officer and Treasurer, Senior Vice President, General Counsel and Corporate Secretary, and Senior Vice President and Chief Accounting Officer work collaboratively with the MSP to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with a written information security incident response plan that we have adopted. These members of our management team, together with the MSP, monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents and will report such threats and incidents to the Audit Committee when appropriate.

Our Senior Vice President, Chief Financial Officer and Treasurer, Senior Vice President, General Counsel and Corporate Secretary, and Senior Vice President and Chief Accounting Officer each hold degrees in their respective fields, and have approximately 20 years or more of experience managing risks at the Company and similar companies, including risks arising from cybersecurity threats.

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to affect the Company, including its business strategy, results of operations or financial condition.

ITEM 2.              PROPERTIES

Our principal offices are located at 369 N. New York Avenue, Suite 201, Winter Park, Florida 32789.

As of December 31, 2024, the Company owns the following assets: (i) 6 properties occupied by single-tenants located in Florida and New Mexico and (ii) 17 multi-tenanted retail properties located in Arizona, Florida, Georgia, North Carolina, Texas, and Virginia. Please refer to Item 1. “Business” for a more detailed discussion of our properties.

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

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES

COMMON STOCK PRICES AND DIVIDENDS

The Company’s common stock trades on the NYSE under the symbol “CTO”. Aggregate annual dividends per common share, which were paid quarterly, totaled $1.52 during each of the years ended December 31, 2024 and 2023.

The level of future dividends will be subject to an ongoing review of the Company’s operating results and financial position, the annual distribution requirements under the REIT provisions of the Code and, among other factors, the overall economy, with an emphasis on our local real estate markets and our capital needs.

The number of stockholders of record as of February 13, 2025 (without regard to shares held in nominee or street name) was 497. Many of the Company’s shares of common stock are held by brokers and institutions on behalf of stockholders; consequently, the Company is unable to estimate the total number of stockholders represented by these record holders.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2024 which were not previously reported.

Issuer Purchases of Equity Securities

None.

STOCK PERFORMANCE GRAPH

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

Among CTO Realty Growth, Inc., the Russell 2000 Index,

the FTSE Nareit Equity REITs Index, the NYSE Composite Index, and the 2024 Peer Group

The following performance graph shows a comparison of cumulative total stockholder return from a $100 investment in stock of the Company over the five-year period ending December 31, 2024, with the cumulative stockholder return of the following: (i) the Russell 2000 Index; (ii) the NYSE Composite Index; (iii) the FTSE Nareit Equity REITs Index, a real estate industry index provided by Research Data Group; and (iv) an index of selected issuers in our Peer Group (composed of Armada Hoffler Properties, Inc., Chatham Lodging Trust, City Office REIT Inc., Community Healthcare Trust, Inc., Four Corners Property Trust, Inc., Getty Realty Corp., NETSTREIT Corp., One Liberty Properties Inc., Plymouth Industrial REIT Inc., and Whitestone REIT (the “2024 Peer Group”).

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

As of December 31, 2024, we own and manage, sometimes utilizing third-party property management companies, 23 commercial real estate properties in 7 states in the United States, comprising 4.7 million square feet of gross leasable space. In addition to our income property portfolio, as of December 31, 2024, our business included the following:

Management Services: A fee-based management business that is engaged in managing PINE, as well as: (i) a portfolio of assets pursuant to the Portfolio Management Agreement (hereinafter defined) and (ii) Subsurface Interests (hereinafter defined) pursuant to the Subsurface Management Agreement (hereinafter defined), as further described in Note 5, “Management Services Business” in the notes to the consolidated financial statements in Item 8.

Commercial Loans and Investments: A portfolio of five commercial loan investments and two preferred equity investments which are classified as commercial loan investments.

Real Estate Operations: During the year ended December 31, 2024, the Company sold its remaining mitigation credits. These credits were produced by the Company’s formerly owned mitigation bank. During the year ended December 31, 2024, the Company sold its portfolio of subsurface mineral interests associated with approximately 352,000 surface acres in 19 counties in the State of Florida (“Subsurface Interests”), as further described in Note 6, “Real Estate Operations”. As part of the Subsurface Interests sale, the Company entered into a management agreement with the buyer to provide ongoing management services (the “Subsurface Management Agreement”).

Our business also includes our investment in PINE. As of December 31, 2024, the fair value of our investment totaled $39.7 million, or 14.8% of PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

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

Selected Historical Financial Information

The following table summarizes our selected historical financial information for each of the last five fiscal years (in thousands except per share amounts). The selected financial information has been derived from our audited consolidated financial statements. Additional data for fiscal years 2024, 2023, and 2022 is included elsewhere in this report.

	Fiscal Years Ended
	2024	2023	2022	2021	2020
Total Revenues	$124,519	$109,119	$82,320	$70,272	$56,381

Operating Income	$17,611	$26,506	$10,667	$23,345	$12,280

Net Income (Loss) Attributable to the Company	$(1,965)	$5,530	$3,158	$29,940	$78,509
Distributions to Preferred Stockholders	(6,814)	(4,772)	(4,781)	(2,325)	—
Net Income (Loss) Attributable to Common Stockholders	$(8,779)	$758	$(1,623)	$27,615	$78,509

Per Share Information:
Basic and Diluted:
Net Income (Loss) From Continuing Operations Attributable to Common Stockholders	$(0.35)	$0.03	$(0.09)	$1.56	$5.56

Dividends Declared and Paid - Preferred Stock	$1.59	$1.59	$1.59	$0.77	$—
Dividends Declared and Paid - Common Stock	$1.52	$1.52	$1.49	$1.33	$4.63

Summary of Financial Position:
Real Estate—Net	$901,338	$734,463	$734,721	$494,695	$442,384
Total Assets	$1,181,644	$989,668	$986,545	$733,139	$666,700
Stockholders’ Equity	$612,798	$457,526	$504,770	$430,480	$350,899
Long-Term Debt	$518,993	$495,370	$445,583	$278,273	$273,830

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

Reconciliation of Non-U.S. GAAP Measures (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net Income (Loss) Attributable to the Company	$(1,965)	$5,530	$3,158
Add Back: Effect of Dilutive Interest Related to 2025 Notes (1)	—	—	—
Net Income (Loss) Attributable to the Company, If-Converted	$(1,965)	$5,530	$3,158
Depreciation and Amortization of Real Estate	64,981	44,107	28,799
Loss (Gain) on Disposition of Assets, Net of Tax	(8,308)	(7,543)	4,170
Gain on Disposition of Other Assets	(904)	(2,272)	(2,992)
Provision for Impairment	676	1,556	—
Realized and Unrealized Loss on Investment Securities	463	3,689	1,697
Extinguishment of Contingent Obligation	—	(2,815)	—
Funds from Operations	54,943	42,252	34,832
Distributions to Preferred Stockholders	(6,814)	(4,772)	(4,781)
Funds From Operations Attributable to Common Stockholders	48,129	37,480	30,051
Amortization of Intangibles to Lease Income	(254)	2,303	2,161
Less: Effect of Dilutive Interest Related to 2025 Notes (1)	—	—	—
Core Funds From Operations Attributable to Common Stockholders	47,875	39,783	32,212
Adjustments:
Straight-Line Rent Adjustment	(1,681)	(1,159)	(2,166)
COVID-19 Rent Repayments	—	46	105
Other Depreciation and Amortization	(13)	(91)	(232)
Amortization of Loan Costs, Discount on Convertible Debt, and Capitalized Interest	955	821	774
Non-Cash Compensation	3,637	3,673	3,232
Adjusted Funds From Operations Attributable to Common Stockholders	$50,773	$43,073	$33,925

Weighted Average Number of Common Shares:
Basic	25,361,379	22,529,703	18,508,201
Diluted (2)	25,401,176	22,529,703	18,508,201

Dividends Declared and Paid - Preferred Stock	$1.59	$1.59	$1.59
Dividends Declared and Paid - Common Stock	$1.52	$1.52	$1.49
(1)	As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in net income or loss that would result from the assumed conversion of the 2025 Convertible Senior Notes to derive FFO effective January 1, 2022 due to the implementation of ASU 2020-06 which requires presentation on an if-converted basis. For the years ended December 31, 2024, 2023 and 2022, a total of $2.1 million, $2.1 million, and $2.2 million of interest, respectively, was not included as the impact of the 2025 Notes, if-converted, would be antidilutive to the net income (loss) attributable to common stockholders in each respective period.
(2)	A total of 3.6 million shares, 3.3 million shares, and 3.1 million shares, representing the dilutive impact of the 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, were not included in the computation of diluted net income (loss) attributable to common stockholders for the years ended December 31, 2024, 2023 or 2022, respectively, because they were antidilutive to the net income (loss) attributable to common stockholders in each respective period.

Other Data (in thousands except per share data):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
FFO Attributable to Common Stockholders	$48,129	$37,480	$30,051
FFO Attributable to Common Stockholders per Common Share - Diluted (1)	$1.89	$1.66	$1.62

Core FFO Attributable to Common Stockholders	$47,875	$39,783	$32,212
Core FFO Attributable to Common Stockholders per Common Share - Diluted (1)	$1.88	$1.77	$1.74

AFFO Attributable to Common Stockholders	$50,773	$43,073	$33,925
AFFO Attributable to Common Stockholders per Common Share - Diluted (1)	$2.00	$1.91	$1.83
(1)	The weighted average shares used to compute per share amounts for FFO Attributable to Common Stockholders per Common Share – Diluted, Core FFO Attributable to Common Stockholders per Common Share - Diluted, and AFFO Attributable to Common Stockholders per Common Share - Diluted do not reflect any dilution related to the ultimate settlement of the 2025 Convertible Senior Notes.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Revenue

Total revenue for the year ended December 31, 2024 is presented in the following summary and indicates the changes as compared to the year ended December 31, 2023 (in thousands):

	Year Ended
Operating Segment	December 31, 2024	December 31, 2023	$ Variance	% Variance
Income Properties	$110,591	$96,663	$13,928	14.4%
Management Services	4,590	4,388	202	4.6%
Commercial Loans and Investments	7,357	4,084	3,273	80.1%
Real Estate Operations	1,981	3,984	(2,003)	(50.3)%
Total Revenue	$124,519	$109,119	$15,400	14.1%

Total revenue for the year ended December 31, 2024 increased to $124.5 million, compared to $109.1 million during the year ended December 31, 2023. The increase in total revenue is primarily attributable to increased revenue produced by the Company’s income property portfolio from the significant volume of acquisitions during the year ended December 31, 2024 versus that of properties disposed. Revenues further benefited from a $3.3 million increase in income from the Company’s commercial loans and investments. These increases were offset by a $2.0 million decrease in real estate operations which is primarily due the completion of the sales of all remaining Subsurface Interests and mitigation credits during the year ended December 31, 2024.

Income Properties

Revenue and operating income from our income property operations totaled $110.6 million and $78.8 million, respectively, during the year ended December 31, 2024, compared to total revenue and operating income of $96.7 million and $68.2 million, respectively, for the year ended December 31, 2023. The direct costs of revenues for our income property operations totaled $31.8 million and $28.5 million for the years ended December 31, 2024 and 2023, respectively. The increase in revenues of $13.9 million, or 14.4%, during the year ended December 31, 2024 is primarily attributable to the Company’s significant volume of income property acquisitions versus that of properties disposed of.

Management Services

Revenue from our management services totaled $4.6 million during the year ended December 31, 2024, of which $4.2 million was earned from PINE, $0.3 million was earned from the Portfolio Management Agreement, and less than $0.1 million was earned from the Subsurface Management Agreement. Revenue from our management services totaled $4.4 million during the year ended December 31, 2023, and was earned primarily from PINE with less than $0.1 million earned from the Portfolio Management Agreement.

Commercial Loans and Investments

Interest income from our commercial loans and investments totaled $7.4 million and $4.1 million during the years ended December 31, 2024 and 2023, respectively. The increase is due to the increase in investments made by the Company during the year ended December 31, 2024.

Real Estate Operations

During the year ended December 31, 2024, operating income from real estate operations was $0.5 million on revenues totaling $2.0 million. During the year ended December 31, 2023, operating income from real estate operations was $2.3 million on revenues totaling $4.0 million. The operating income during the years ended December 31, 2024 and 2023 was the result of mitigation credit sales and sales of Subsurface Interests. The remaining Subsurface Interests were sold during the first half of 2024 and all remaining mitigation credits were sold as of December 31, 2024; therefore, the Company expects no further revenue and operating income from real estate operations.

General and Administrative Expenses

Total general and administrative expenses for the year ended December 31, 2024 is presented in the following summary and indicates the changes as compared to the year ended December 31, 2023 (in thousands):

	Year Ended
General and Administrative Expenses (in thousands)	December 31, 2024	December 31, 2023	$ Variance	% Variance
Recurring General and Administrative Expenses	$12,632	$10,576	$2,056	19.4%
Non-Cash Stock Compensation	3,637	3,673	(36)	(1.0)%
Total General and Administrative Expenses	$16,269	$14,249	$2,020	14.2%

The increase in total general and administrative expenses was generated primarily from overall higher employee count as a result of the significant growth in our portfolio of multi-tenant retail assets and an increase in executive incentive compensation related to growth in earnings.

Gains (Losses) on Disposition of Assets and Provision for Impairment

Gain on Disposition of Assets – 2024 Dispositions. During the year ended December 31, 2024, the Company sold two income properties for an aggregate sales price of $38.0 million and aggregate gains on sales of $3.8 million. The sales consisted of (i) one mixed use income property in downtown Santa Fe, New Mexico for $20.0 million, resulting in a gain of $4.6 million, and (ii) one multi-tenant income property located in West Jordan, Utah for $18.0 million resulting in a loss on sale of $0.8 million. In addition, during the year ended December 31, 2024, the Company sold its remaining acres of Subsurface Interests for $5.0 million, or a gain on sale of $4.5 million. The sales of these two properties and the remaining acres of Subsurface Interests resulted in aggregate gains on sales of $8.3 million, which consisted of aggregate gains on disposition of $9.1 million and aggregate losses on disposition of $0.8 million.

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

Provision for Impairment. There were no impairment charges on the Company’s income property portfolio during the year ended December 31, 2024. During the year ended December 31, 2023, the Company recorded a $0.9 million impairment charge on the sale of the Westcliff Property. The purchase and sale agreement for the Company’s sale of the Westcliff Property was executed on July 28, 2023. The impairment charge of $0.9 million represents the sales price, less the book value of the asset as of September 30, 2023, less costs to sell. The sale of the Westcliff Property closed on October 12, 2023.

During the year ended December 31, 2024, the Company recorded a $0.7 million impairment charge, comprised of a $0.2 million charge related to the discount provided to the borrower on their early repayment of the Sabal Pavilion loan, as described in Note 4, “Commercial Loans and Investments”, and a $0.5 million increase in our CECL allowance due to a net increase in principal outstanding on the Company’s portfolio of commercial loans and investments. During the year ended December 31, 2023, the Company recorded a $0.6 million impairment charge representing the provision for credit losses related to our commercial loans and investments.

Depreciation and Amortization

Depreciation and amortization totaled $65.1 million and $44.2 million during the years ended December 31, 2024 and 2023, respectively. Depreciation and amortization expense has generally increased commensurate with overall growth of the Company’s income property portfolio. Additionally, during the year ended December 31, 2024, the Company recorded an out-of-period adjustment totaling $10.1 million consisting of (i) $4.5 million associated with the acceleration of amortization for lease intangibles related to certain lease terminations that occurred prior to January 1, 2024 and (ii) $5.6 million associated with calculating amortization based on the remaining useful life of each lease on an individual basis as opposed to a property-level weighted average remaining useful lease life. Based on our quantitative and qualitative analyses, we do not consider the impact of the out-of-period adjustment to be material to our financial position or results of operations for the year ended December 31, 2024, or for any prior periods.

Investment and Other Income

During the year ended December 31, 2024, the closing stock price of PINE decreased by $0.12 per share, with a closing price of $16.79 on December 31, 2024. During the year ended December 31, 2023, the closing stock price of PINE decreased by $2.17 per share, with a closing price of $16.91 on December 31, 2023. The decreases resulted in unrealized, non-cash losses on the Company’s investment in PINE of $0.2 million and $4.7 million which is included in investment and other income in the consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively.

The Company earned dividend income from the investment in PINE of $2.6 million and $2.5 million during the years ended December 31, 2024 and 2023, respectively.

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

Interest Expense

Interest expense totaled $22.5 million and $22.4 million for the years ended December 31, 2024 and 2023, respectively. While interest expense was relatively flat, there was an increase of $2.2 million in interest expense on our term loans, primarily due to the 2029 Term Loan entered into on Septeember 30, 2024, with a corresponding $2.2 million decrease in interest expense on our Credit Facility.

Net Income (Loss)

Net income (loss) attributable to the Company totaled $(2.0) million and $5.5 million during the years ended December 31, 2024 and 2023, respectively. The decrease in net income is attributable to the factors described above and most notably due to the increase in non-cash depreciation and amortization expense.

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

Total revenue for the year ended December 31, 2023 increased to $109.1 million, compared to $82.3 million during the year ended December 31, 2022. The increase in total revenue is primarily attributable to increased revenue produced by the Company’s income property acquisitions during the latter part of the year ended December 31, 2022 and during the year ended December 31, 2023 versus that of properties disposed. Revenues further benefited from increased management fee income from PINE of $0.6 million. These increases were offset by a $1.5 million decrease in real estate operations which is primarily due to more mitigation credit sales occurring during the year ended December 31, 2022 versus December 31, 2023.

Income Properties

Revenue and operating income from our income property operations totaled $96.7 million and $68.2 million, respectively, during the year ended December 31, 2023, compared to total revenue and operating income of $68.9 million and $48.5 million, respectively, for the year ended December 31, 2022. The direct costs of revenues for our income property operations totaled $28.5 million and $20.4 million for the years ended December 31, 2023 and 2022, respectively. The increase in revenues of $27.8 million, or 40.4%, during the year ended December 31, 2023 is primarily attributable to the Company’s income property acquisitions during the latter part of the year ended December 31, 2022 and during the year ended December 31, 2023.

Management Services

Revenue from our management services totaled $4.4 million during the year ended December 31, 2023 and was earned primarily from PINE with less than $0.1 million earned from the Portfolio Management Agreement. Revenue from our management services totaled $3.8 million during the year ended December 31, 2022 and was earned from PINE.

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

During the year ended December 31, 2023, the Company recorded a $0.6 million impairment charge representing the provision for credit losses related to our commercial loans and investments

Depreciation and Amortization

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

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled $17.4 million at December 31, 2024, including restricted cash of $8.3 million, see Note 2 “Summary of Significant Accounting Policies” under the heading Restricted Cash in the notes to the consolidated financial statements in Item 8 for the Company’s disclosure related to its restricted cash balance at December 31, 2024.

Our total cash balance at December 31, 2024, reflected cash flows provided by our operating activities totaling $69.3 million during the year ended December 31, 2024, compared to the prior year’s cash flows provided by operating activities totaling $46.4 million for the year ended December 31, 2023, an increase of $22.9 million. The increase of $22.9 million is primarily due to the increase in operating income from our income property portfolio and increased income from our commercial loans and investments.

Our cash flows used in investing activities totaled $242.2 million and $52.6 million for the years ended December 31, 2024 and 2023, respectively, an increase of $189.6 million. The increase in cash used in investing activities of $189.6 million is primarily related to a net increase in cash outflows of $191.3 million during the year ended December 31, 2024 related to the net income property acquisitions versus dispositions as well as an increase in cash outflows of $11.7 million related to the funding of certain investments in the Company’s commercial loans and investment portfolio, offset by principal payments received on such investments. The overall increases in cash outflows are partially offset by a $5.2 million decrease in capital expenditures on our income property portfolio and additional cash proceeds of $5.0 million received on the sale of our remaining Subsurface Interests.

Our cash flows provided by financing activities totaled $172.3 million and $2.8 million for the years ended December 31, 2024 and 2023, respectively, an increase in cash flows received of $169.5 million. The increase of $169.5 million is primarily due to our $164.8 million and $33.0 million in common and preferred share issuances, respectively, during the year ended December 31, 2024, as well as $24.0 million in net increases of long-term debt. Such increases were offset by $8.1 million in aggregate increases from our common and preferred dividends paid.

See Note 16, “Long-Term Debt” in the notes to the consolidated financial statements in Item 8 for the Company’s disclosure related to its long-term debt balance at December 31, 2024.

Acquisitions and Investments. During the year ended December 31, 2024, the Company acquired five multi-tenant income properties, one vacant land parcel within an existing multi-tenant property owned by the Company, and one building within an existing multi-tenant income property owned by the Company for an aggregate purchase price of $226.8 million, or a total acquisition cost of $224.4 million, as further described in Note 3, “Income Properties” in the notes to the consolidated financial statements in Item 8.

We expect to fund future acquisitions utilizing cash on hand, cash from operations, proceeds from the dispositions of income properties through Section 1031 like-kind exchanges, and borrowings on our Credit Facility, if available and additional financing sources. We expect dispositions of income properties will qualify under the like-kind exchange deferred-tax structure, and additional financing sources.

Dispositions. During the year ended December 31, 2024, the Company sold two properties for an aggregate sales price of $38.0 million. The sales of the properties generated aggregate gains of $3.8 million.

Contractual Obligations. The Company has committed to fund the following capital improvements. The improvements, which are related to several properties, are estimated to be generally completed within twelve months. These commitments, as of December 31, 2024, are as follows (in thousands):

As of December 31, 2024
Total Commitment (1)	$17,608
Less Amount Funded	(2,681)
Remaining Commitment	$14,927

(1)     Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

The Company is also contractually obligated under its various long-term debt and operating lease agreements. The company is obligated to repay an aggregate principal amount of $51.0 million within one year on April 15, 2025. Additionally, the Company has remaining obligations under these agreements totaling $469.8 million, which are due beyond one year.

As of December 31, 2024, we have no other contractual requirements to make capital expenditures.

The Company is committed to fund one construction loan for the Whole Foods Market anchored development in Forsyth County, Georgia, as described in Note 4, “Commercial Loans and Investments” in the Notes to the Financial Statements. The unfunded portion of the construction loan totaled $36.1 million as of December 31, 2024.

Other Matters. We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations, $216.5 million of availability remaining under our $250.0 million “at-the-market” equity offering program, and $213.0 million of undrawn commitments available on the existing $300.0 million Credit Facility as of December 31, 2024.

COMMON STOCK REPURCHASE PROGRAM

In February 2020, the Board approved a $10.0 million common stock repurchase program (the “$10.0 Million Common Stock Repurchase Program”). During the year ended December 31, 2020, the Company repurchased 265,695 shares of its common stock on the open market for a total cost of $4.1 million, or an average price per share of $15.43. During the year ended December 31, 2021, the Company repurchased 121,659 shares of its common stock on the open market for a total cost of $2.2 million, or an average price per share of $18.16. During the year ended December 31, 2022, the Company repurchased 145,724 shares of its common stock on the open market for a total cost of $2.8 million, or an average price per share of $19.15. No repurchases were made pursuant to the $10.0 Million Common Stock Repurchase Program during the year ended December 31, 2023.

On February 16, 2023, the Board approved a common stock repurchase program (the “February 2023 $5.0 Million Common Stock Repurchase Program”), which eliminated the unutilized portion of the $10.0 Million Common Stock Repurchase Program. Pursuant to the February 2023 $5.0 Million Common Stock Repurchase Program, the Company was authorized to repurchase shares of its common stock for a total purchase price of up to $5.0 million. During the year ended

December 31, 2023, prior to March 31, 2023, the Company repurchased 303,354 shares of its common stock on the open market for a total cost of $5.0 million, or an average price per share of $16.48, pursuant to the February 2023 $5.0 Million Common Stock Repurchase Program. Accordingly, as of March 31, 2023, no shares of the Company’s common stock remained available for repurchase under the February 2023 $5.0 Million Common Stock Repurchase Program.

On April 25, 2023, the Board approved a common stock repurchase program (the “April 2023 $5.0 Million Common Stock Repurchase Program”). Pursuant to the April 2023 $5.0 Million Common Stock Repurchase Program, the Company was authorized to repurchase shares of its common stock for a total purchase price of up to $5.0 million. During the year ended December 31, 2023, the Company repurchased 65,946 shares of its common stock on the open market for a total cost of $1.0 million, or an average price per share of $15.72. The April 2023 $5.0 Million Common Stock Repurchase Program was terminated in connection with the establishment of the December 2023 $5.0 Million Common Stock Repurchase Program (hereinafter defined).

In the aggregate, under the February 2023 $5.0 Million Common Stock Repurchase Program and April 2023 $5.0 Million Common Stock Repurchase Program, the Company repurchased 369,300 shares of its common stock on the open market for a total cost of $6.0 million, or an average price per share of $16.35.

On December 12, 2023, the Board approved a common stock repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase shares (the “December 2023 $5.0 Million Common Stock Repurchase Program”). Pursuant to the December 2023 $5.0 Million Common Stock Repurchase Program, the Company may repurchase shares of its common stock for a total purchase price of up to $5.0 million. Shares may be purchased under the December 2023 $5.0 Million Common Stock Repurchase Program in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The December 2023 $5.0 Million Common Stock Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended. During the year ended December 31, 2024, the Company repurchased 40,726 shares of its common stock on the open market for a total cost of $0.7 million, or an average price per share of $16.28, pursuant to the December 2023 $5.0 Million Common Stock Repurchase Program, leaving $4.3 million remaining of the December 2023 $5.0 Million Common Stock Repurchase Program as of December 31, 2024.

SERIES A PREFERRED STOCK REPURCHASE PROGRAM

On February 16, 2023, the Board approved a Series A Preferred Stock repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase shares (the “Series A Preferred Stock Repurchase Program”). Pursuant to the Series A Preferred Stock Repurchase Program, the Company may repurchase shares of its Series A Preferred Stock for a total purchase price of up to $3.0 million. Shares may be purchased under the Series A Preferred Stock Repurchase Program in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. The Series A Preferred Stock Repurchase Program does not obligate the Company to acquire any particular amount of shares of its Series A Preferred Stock and may be modified or suspended. During the year ended December 31, 2023, the Company repurchased 21,192 shares of Series A Preferred Stock on the open market for a total cost of $0.4 million, or an average price per share of $18.45. The Company did not purchase any shares of its Series A Preferred Stock under the Series A Preferred Stock Repurchase Program during the year ended December 31, 2024.

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

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease.  As required by U.S. GAAP, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The assumptions underlying the allocation of relative fair values are based on market information including, but not limited to: (i) the estimate of replacement cost of improvements under the cost approach, (ii) the estimate of land values based on comparable sales under the sales comparison approach, and (iii) the estimate of future benefits determined by either a reasonable rate of return over a single year’s net cash flow, or a forecast of net cash flows projected over a reasonable investment horizon under the income capitalization approach. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled five multi-tenant income properties, one building within an existing multi-tenant income property owned by the Company, and one vacant land parcel within an existing multi-tenant income property owned by the Company for an aggregate purchase price of $226.8 million, or a total acquisition cost of $224.4 million, for the year ended December 31, 2024, and four additional buildings within an existing multi-tenanted retail income property owned by the Company and one multi-tenanted retail income property for an aggregate purchase price of $75.8 million, or a total acquisition cost of $76.0 million for the year ended December 31, 2023.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our Credit Facility, as this facility carries a variable rate of interest. Our borrowings on our $300.0 million Credit Facility bear interest at a rate ranging from SOFR plus 0.10% plus 125 basis points to SOFR plus 0.10% plus 220 basis points based on our level of borrowing as a percentage of our total asset value. As of December 31, 2024 and 2023, the outstanding balance on our Credit Facility totaled $87.0 million and $163.0 million, of which $37.0 million and $63.0 million, respectively, were not fixed by virtue of an interest rate swap agreement. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by $0.4 million and $0.6 million as of December 31, 2024 and 2023, respectively. The Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to certain of its debt borrowings, see Note 17, “Interest Rate Swaps” in the notes to the consolidated financial statements in Item 8. By virtue of fixing the variable rate on certain debt borrowings, our exposure to changes in interest rates is minimal but for the impact on other comprehensive income and loss. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In conducting this assessment, it used the criteria set forth by COSO in the 2013 Framework. Based on management’s assessment and those criteria, management believes that the Company has maintained effective internal control over financial reporting as of December 31, 2024. The audit report, of Grant Thornton LLP, the Company’s independent registered public accounting firm, on the effectiveness of our internal control over financial reporting as of December 31, 2024, is included in this Annual Report on Form 10-K and is incorporated herein as Item 15.

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

ITEM 9C.            DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be set forth herein will be included in the Company’s definitive proxy statement for its 2025 annual stockholders’ meeting to be filed with the SEC within 120 days after the end of the registrant’s fiscal year ended December 31, 2024 (the “Proxy Statement”), which sections are incorporated herein by reference.

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

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2024

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

***(2.2)	Purchase and Sale Agreement, dated August 2, 2024, filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on August 8, 2024, and incorporated herein by reference.

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

(3.4)

Articles Supplementary, designating 3,000,000 additional shares of CTO Realty Growth, Inc.’s 6.375% Series A Cumulative Redeemable Preferred Stock, filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 3, 2024, and incorporated herein by reference.

(4.1)	Specimen Common Stock Certificate of CTO Realty Growth, Inc., filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K12B filed February 1, 2021, and incorporated herein by reference.

(4.2)

Registration Rights Agreement between Alpine Income Property Trust, Inc. and Consolidated-Tomoka Land Co.( now CTO Realty Growth, Inc.), filed as Exhibit 4.21 to the registrant’s Current Report on Form 8-K filed November 27, 2019, and incorporated herein by reference.

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

(4.5)	Form of 3.875% Convertible Senior Notes due 2025, included with Exhibit 4.1 with the registrant’s Current Report on Form 8-K filed February 6, 2020, and incorporated herein by reference.

(4.6)	Description of the Registrant’s Securities, filed as Exhibit 4.6 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference.

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

*(10.8)	Form of February 10, 2021 Performance Share Award Agreement filed as Exhibit 10.17 to the registrant’s Annual Report on Form 10-K filed March 5, 2021, and incorporated herein by reference.

*(10.9)

Form of February 17, 2022 Performance Share Award Agreement, filed as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference.

*(10.10)	Form of February 17, 2023 Performance Share Award Agreement, filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed April 27, 2023, and incorporated herein by reference.

*(10.11)

Omnibus Amendment to Performance Share Award Agreements, dated as of July 1, 2022, filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on July 1, 2022, and incorporated herein by reference.

*(10.12)

Second Amended and Restated Employment Agreement between CTO Realty Growth, Inc. and John P. Albright entered into July 29, 2020, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 3, 2020, and incorporated herein by reference

*(10.13)

Employment Agreement between Consolidated-Tomoka Land Co.( now CTO Realty Growth, Inc.) and Daniel E. Smith entered into October 22, 2014, filed as Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.

(10.14)

Second Amended and Restated Credit Agreement, which supersedes the Company’s existing Amended and Restated Credit Agreement, with Bank of Montreal and the other lenders thereunder, with BMO acting as Administrative Agent, dated September 7, 2017, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 13, 2017, and incorporated herein by reference.

(10.15)

Second Amendment to Second Amended and Restated Credit Agreement Dated May 24, 2019, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 3, 2019, and incorporated herein by reference.

(10.16)

Third Amendment to Second Amended and Restated Credit Agreement Dated November 26, 2019 filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 27, 2019, and incorporated herein by reference.

(10.17)

Fourth Amendment to Second Amended and Restated Credit Agreement between CTO Realty Growth, Inc., the Borrower, the Guarantors party thereto, the Lenders party thereto and Bank of Montreal, as Administrative Agent, dated July 1, 2020 filed as Exhibit 10.34 to registrant’s Quarterly Report on Form 10-Q filed August 7, 2020, and incorporated herein by reference.

(10.18)

Fifth Amendment to Second Amended and Restated Credit Agreement between CTO Realty Growth, Inc., the Borrower, the Guarantors party thereto, the Lenders party thereto and Bank of Montreal, as Administrative Agent, dated November 9, 2020, filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K filed November 13, 2020, and incorporated herein by reference.

(10.19)

Sixth Amendment to Second Amended and Restated Credit Agreement and Joinder Dated March 10, 2021 filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 12, 2021, and incorporated herein by reference.

(10.20)

Seventh Amendment to Second Amended and Restated Credit Agreement and Joinder Dated November 5, 2021 filed as Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference.

(10.21)

Eighth Amendment to Second Amended and Restated Credit Agreement and Joinder Dated September 20, 2022 filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 23, 2022, and incorporated herein by reference.

(10.22)

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

*(10.25)

Form of February 14, 2024 Performance Share Award Agreement, filed as Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, and incorporated herein by reference.

(10.26)

Ninth Amendment to Second Amended and Restated Credit Agreement, Release and Joinder Dated December 20, 2023, filed as Exhibit 10.29 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, and incorporated herein by reference.

*(10.27)

Employment Agreement between CTO Realty Growth, Inc. and Philip R. Mays entered into May 29, 2024, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 31, 2024, and incorporated herein by reference.

(10.28)

Amendment No. 1 to Management Agreement among Alpine Income Property Trust, Inc., Alpine Income Property OP, LP and Alpine Income Property Manager, LLC, dated July 18, 2024, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 19, 2024, and incorporated herein by reference.

(10.29)

Credit Agreement between CTO Realty Growth, Inc., the Borrower, the Guarantors party thereto, the Lenders party thereto and KeyBank National Association, as Administrative Agent, dated September 30, 2024, filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed October 24, 2024, and incorporated herein by reference.

*(10.30)

Employment Agreement between CTO Realty Growth, Inc. and Lisa M. Vorakoun entered into October 22, 2024, filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed October 24, 2024, and incorporated herein by reference.

*(10.31)

First Amendment to Second Amended and Restated Employment Agreement between CTO Realty Growth, Inc. and John P. Albright entered into October 22, 2024, filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed October 24, 2024, and incorporated herein by reference.

*(10.32)

Second Amendment to Employment Agreement between CTO Realty Growth, Inc. and Steven R. Greathouse entered into October 22, 2024, filed as Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed October 24, 2024, and incorporated herein by reference.

*(10.33)

Third Amendment to Employment Agreement between CTO Realty Growth, Inc. and Daniel E. Smith entered into October 22, 2024, filed as Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q filed October 24, 2024, and incorporated herein by reference.

*(10.34)	Employment Agreement between CTO Realty Growth, Inc. and Steven R. Greathouse entered into February 26, 2016 (filed herewith).

*(10.35)	First Amendment to Employment Agreement between CTO Realty Growth, Inc. and Steven R. Greathouse entered into August 4, 2017 (filed herewith).

*(10.36)	First Amendment to Employment Agreement between CTO Realty Growth, Inc. and Daniel E. Smith entered into February 26, 2016 (filed herewith).

*(10.37)	Second Amendment to Employment Agreement between CTO Realty Growth, Inc. and Daniel E. Smith entered into August 4, 2017 (filed herewith).

(10.38)

First Amendment to Credit Agreement between CTO Realty Growth, Inc., the Borrower, the Guarantors party thereto, the Lenders party thereto and Key Bank National Association, as Administrative Agent, dated December 20, 2024 (filed herewith).

(10.39)	Tenth Amendment to Second Amended and Restated Credit Agreement, Release and Joinder Dated December 20, 2024 (filed herewith).

*(10.40)	Form of February 12, 2025 Non-Employee Director Stock Award Agreement (filed herewith).

*(10.41)	Form of February 12, 2025 Performance Share Award Agreement (filed herewith).

(19.1)	Insider Trading Policy (filed herewith).

(21.1)	Subsidiaries of the Registrant.

(23.1)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

**(32.1)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**(32.2)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*(97.1)

Policy Relating to Recovery of Erroneously Awarded Compensation filed as Exhibit 97.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, and incorporated herein by reference.

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

*** Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(2). The omitted information is not material and is the type of information that the registrant customarily and actually treats as private and confidential.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTO REALTY GROWTH, INC. (Registrant)

Date: February 20, 2025	By:	/S/ JOHN P. ALBRIGHT
John P. Albright
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 20, 2025	President and Chief Executive Officer (Principal Executive Officer), and Director	/S/ JOHN P. ALBRIGHT
John P. Albright
February 20, 2025	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	/S/ PHILIP R. MAYS
Philip R. Mays
February 20, 2025	Senior Vice President and Chief Accounting Officer	/S/ LISA M. VORAKOUN
	(Principal Accounting Officer)	Lisa M. Vorakoun

February 20, 2025	Chairman of the Board, Director	/S/ LAURA M. FRANKLIN
Laura M. Franklin
February 20, 2025	Director	/S/ GEORGE R. BROKAW
George R. Brokaw
February 20, 2025	Director	/S/ CHRISTOPHER J. DREW
Christopher J. Drew
February 20, 2025	Director	/S/ R. BLAKESLEE GABLE
R. Blakeslee Gable
February 20, 2025	Director	/S/ CHRISTOPHER W. HAGA
Christopher W. Haga

CTO REALTY GROWTH, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CTO Realty Growth, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CTO Realty Growth, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 20, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Fair value of real estate acquired with in-place leases

As described further in Note 3 to the consolidated financial statements, the Company acquired five multi-tenant income properties, one building within an existing multi-tenant income property owned by the Company, and one vacant land parcel within an existing multi-tenant property owned by the Company, for an aggregate purchase price of $226.8 million, or a total acquisition cost of $224.4 million. As described further in Note 2 to the consolidated financial statements, the acquisition cost of real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of the acquired properties, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. We identified the evaluation of the fair value of real estate acquired with in-place leases as a critical audit matter.

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

February 20, 2025

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CTO Realty Growth, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of CTO Realty Growth Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 20, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Orlando, Florida

February 20, 2025

CTO REALTY GROWTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	December 31, 2024	December 31, 2023
ASSETS
Real Estate:
Land, at Cost	$257,748	$222,232
Building and Improvements, at Cost	720,480	559,389
Other Furnishings and Equipment, at Cost	883	857
Construction in Process, at Cost	5,091	3,997
Total Real Estate, at Cost	984,202	786,475
Less, Accumulated Depreciation	(82,864)	(52,012)
Real Estate—Net	901,338	734,463
Land and Development Costs	300	731
Intangible Lease Assets—Net	79,198	97,109
Investment in Alpine Income Property Trust, Inc.	39,666	39,445
Mitigation Credits	—	1,044
Commercial Loans and Investments	105,043	61,849
Cash and Cash Equivalents	9,017	10,214
Restricted Cash	8,344	7,605
Refundable Income Taxes	70	246
Deferred Income Taxes—Net	2,467	2,009
Other Assets—See Note 12	36,201	34,953
Total Assets	$1,181,644	$989,668
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$3,278	$2,758
Accrued and Other Liabilities—See Note 18	21,268	18,373
Deferred Revenue—See Note 19	10,183	5,200
Intangible Lease Liabilities—Net	15,124	10,441
Long-Term Debt	518,993	495,370
Total Liabilities	568,846	532,142
Commitments and Contingencies—See Note 22
Stockholders’ Equity:
Preferred Stock – 100,000,000 shares authorized; $0.01 par value, 6.375% Series A Cumulative Redeemable Preferred Stock, $25.00 Per Share Liquidation Preference, 4,713,069 shares issued and outstanding at December 31, 2024 and 2,978,808 shares issued and outstanding at December 31, 2023	47	30
Common Stock – 500,000,000 shares authorized; $0.01 par value, 31,673,479 shares issued and outstanding at December 31, 2024 and 22,643,034 shares issued and outstanding at December 31, 2023	317	226
Additional Paid-In Capital	367,828	168,435
Retained Earnings	232,089	281,944
Accumulated Other Comprehensive Income (Loss)	12,517	6,891
Total Stockholders’ Equity	612,798	457,526
Total Liabilities and Stockholders’ Equity	$1,181,644	$989,668

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Revenues
Income Properties	$110,591	$96,663	$68,857
Management Fee Income	4,590	4,388	3,829
Interest Income From Commercial Loans and Investments	7,357	4,084	4,172
Real Estate Operations	1,981	3,984	5,462
Total Revenues	124,519	109,119	82,320
Direct Cost of Revenues
Income Properties	(31,785)	(28,455)	(20,364)
Real Estate Operations	(1,437)	(1,723)	(2,493)
Total Direct Cost of Revenues	(33,222)	(30,178)	(22,857)
General and Administrative Expenses	(16,269)	(14,249)	(12,899)
Provision for Impairment	(676)	(1,556)	—
Depreciation and Amortization	(65,049)	(44,173)	(28,855)
Total Operating Expenses	(115,216)	(90,156)	(64,611)
Gain (Loss) on Disposition of Assets	8,308	7,543	(7,042)
Other Gain (Loss)	8,308	7,543	(7,042)
Total Operating Income	17,611	26,506	10,667
Investment and Other Income	2,606	1,987	776
Interest Expense	(22,521)	(22,359)	(11,115)
Income (Loss) Before Income Tax Benefit (Expense)	(2,304)	6,134	328
Income Tax Benefit (Expense)	339	(604)	2,830
Net Income (Loss) Attributable to the Company	(1,965)	5,530	3,158
Distributions to Preferred Stockholders	(6,814)	(4,772)	(4,781)
Net Income (Loss) Attributable to Common Stockholders	$(8,779)	$758	$(1,623)

Per Share Information—See Note 14:
Basic and Diluted Net Income (Loss) Attributable to Common Stockholders	$(0.35)	$0.03	$(0.09)

Weighted Average Number of Common Shares
Basic	25,361,379	22,529,703	18,508,201
Diluted	25,401,176	22,529,703	18,508,201

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net Income (Loss) Attributable to the Company	$(1,965)	$5,530	$3,158
Other Comprehensive Income (Loss):
Cash Flow Hedging Derivative - Interest Rate Swaps	5,626	(8,870)	14,244
Total Other Comprehensive Income (Loss)	5,626	(8,870)	14,244
Total Comprehensive Income (Loss)	$3,661	$(3,340)	$17,402

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders' Equity
Balance January 1, 2022	$30	$60	$—	$85,414	$343,459	$1,517	$430,480
Net Income Attributable to the Company	—	—	—	—	3,158	—	3,158
Three-for-One Stock Split	—	122	—	(122)	—	—	—
Adjustment to Equity Component of Convertible Debt Upon Adoption of ASU 2020-06	—	—	—	(7,034)	4,022	—	(3,012)
Stock Repurchase	—	(1)	—	(2,791)	—	—	(2,792)
Vested Restricted Stock and Performance Shares	—	—	—	(845)	—	—	(845)
Exercise of Stock Options and Common Stock Issuance	—	—	—	315	—	—	315
Stock Issuance, Net of Equity Issuance Costs	—	48	—	94,803	—	—	94,851
Stock-Based Compensation Expense	—	—	—	2,731	—	—	2,731
Preferred Stock Dividends Declared for the Period	—	—	—	—	(4,781)	—	(4,781)
Common Stock Dividends Declared for the Period	—	—	—	—	(29,579)	—	(29,579)
Other Comprehensive Income	—	—	—	—	—	14,244	14,244
Balance December 31, 2022	30	229	—	172,471	316,279	15,761	504,770
Net Income Attributable to the Company	—	—	—	—	5,530	—	5,530
Stock Repurchase	—	(4)	—	(6,435)	—	—	(6,439)
Vested Restricted Stock and Performance Shares	—	1	—	(1,029)	—	—	(1,028)
Stock Issuance to Directors	—	—	—	375	—	—	375
Common Stock Equity Issuance Costs	—	—	—	(175)	—	—	(175)
Stock-Based Compensation Expense	—	—	—	3,228	—	—	3,228
Preferred Stock Dividends Declared for the Period	—	—	—	—	(4,772)	—	(4,772)
Common Stock Dividends Declared for the Period	—	—	—	—	(35,093)	—	(35,093)
Other Comprehensive Loss	—	—	—	—	—	(8,870)	(8,870)
Balance December 31, 2023	30	226	—	168,435	281,944	6,891	457,526
Net Loss Attributable to the Company	—	—	—	—	(1,965)	—	(1,965)
Stock Repurchase	—	—	—	(664)	—	—	(664)
Vested Restricted Stock and Performance Shares	—	1	—	(1,275)	—	—	(1,274)
Stock Issuance to Directors	—	—	—	647	—	—	647
Issuance of Preferred Stock, Net of Underwriting Discount and Expenses	17	—	—	32,979	—	—	32,996
Stock Issuance, Net of Equity Issuance Costs	—	90	—	164,738	—	—	164,828
Stock-Based Compensation Expense	—	—	—	2,968	—	—	2,968
Preferred Stock Dividends Declared for the Period	—	—	—	—	(6,814)	—	(6,814)
Common Stock Dividends Declared for the Period	—	—	—	—	(41,076)	—	(41,076)
Other Comprehensive Income	—	—	—	—	—	5,626	5,626
Balance December 31, 2024	$47	$317	$—	$367,828	$232,089	$12,517	$612,798

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash Flow from Operating Activities:
Net Income (Loss) Attributable to the Company	$(1,965)	$5,530	$3,158
Adjustments to Reconcile Net Income (Loss) Attributable to the Company to Net Cash Provided by Operating Activities:
Depreciation and Amortization	65,049	44,173	28,855
Amortization of Intangible Liabilities to Income Property Revenue	(254)	2,303	2,161
Amortization of Deferred Financing Costs to Interest Expense	1,047	970	755
Amortization of Discount on Convertible Debt	159	159	189
Gain on Disposition of Real Estate and Intangible Lease Assets and Liabilities	(3,763)	(7,543)	(3,869)
Gain on Disposition of Subsurface Interests	(4,545)	—	—
Gain on Disposition of Commercial Loans and Investments	—	—	(802)
Loss on Disposition of Mitigation Bank	—	—	11,713
Provision for Impairment	676	1,556	—
Accretion of Commercial Loans and Investments Origination Fees	(276)	(137)	(174)
Non-Cash Imputed Interest	(29)	(29)	(126)
Deferred Income Taxes	(458)	521	(3,013)
Unrealized Loss on Investment Securities	1,081	3,902	1,697
Extinguishment of Contingent Obligation	—	(2,815)	—
Non-Cash Compensation	3,637	3,673	3,232
Decrease (Increase) in Assets:
Refundable Income Taxes	176	202	(5)
Land and Development Costs	2	(46)	7
Mitigation Credits and Mitigation Credit Rights	1,044	1,537	10,427
Other Assets	(4,047)	(4,617)	(5,067)
Increase (Decrease) in Liabilities:
Accounts Payable	522	214	1,866
Accrued and Other Liabilities	6,311	(2,597)	3,863
Deferred Revenue	4,983	(535)	1,230
Net Cash Provided By Operating Activities	69,350	46,421	56,097
Cash Flow from Investing Activities:
Acquisition of Real Estate and Intangible Lease Assets and Liabilities	(224,406)	(80,279)	(297,831)
Investments in and Improvements to Real Estate	(17,492)	(22,670)	(16,095)
Acquisition of Commercial Loans and Investments	(63,930)	(32,869)	(53,369)
Proceeds from Disposition of Property, Plant, and Equipment, Net	37,157	84,336	40,777
Proceeds from Disposition of Subsurface Interests	4,974	—	—
Principal Payments Received on Commercial Loans and Investments	20,335	986	61,628
Acquisition of Investment Securities	(447)	(3,239)	(2,739)
Proceeds from the Sale of Investment Securities	1,655	1,174	—
Net Cash Used In Investing Activities	(242,154)	(52,561)	(267,629)
Cash Flow From Financing Activities:
Proceeds from Long-Term Debt	366,000	148,850	380,500
Payments on Long-Term Debt	(342,000)	(99,600)	(233,750)
Cash Paid for Loan Fees	(1,093)	(180)	(2,724)
Cash Received Exercise of Stock Options and Common Stock Issuance	647	375	315
Proceeds from Issuance of Preferred Stock, Net of Underwriting Discount and Expenses	32,996	—	—
Cash Used to Purchase Common and Preferred Stock	(664)	(6,439)	(2,792)
Cash Paid for Vesting of Restricted Stock	(1,274)	(1,028)	(845)
Proceeds from (Cash Paid for) Issuance of Common and Preferred Stock, Net	164,828	(175)	94,350
Dividends Paid - Preferred Stock	(6,814)	(4,772)	(4,781)
Dividends Paid - Common Stock	(40,280)	(34,266)	(28,896)
Net Cash Provided By Financing Activities	172,346	2,765	201,377
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(458)	(3,375)	(10,155)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	17,819	21,194	31,349
Cash, Cash Equivalents and Restricted Cash, End of Period	$17,361	$17,819	$21,194

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$9,017	$10,214	$19,333
Restricted Cash	8,344	7,605	1,861
Total Cash	$17,361	$17,819	$21,194

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Taxes, Net of Refunds Received	$(57)	$(118)	$107
Cash Paid for Interest (1)	$21,206	$21,636	$9,862

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Gain (Loss) on Cash Flow Hedges	$5,626	$(8,870)	$14,244
Adjustment to Equity Component of Convertible Debt Upon Adoption of ASU 2020-06	$—	$—	$3,012
Common Stock Dividends Declared and Unpaid	$796	$827	$683
Assumption of Mortgage Note Payable	$—	$—	$17,800
(1)	Includes $0.3 million of capitalized interest during the years ended December 31, 2024 and 2023, and $0.2 million of capitalized interest during the year ended December 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023, and 2022

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

As of December 31, 2024, we own and manage, sometimes utilizing third-party property management companies, 23 commercial real estate properties in 7 states in the United States, comprising 4.7 million square feet of gross leasable space. In addition to our income property portfolio, as of December 31, 2024, our business included the following:

Management Services: A fee-based management business that is engaged in managing Alpine Income Property Trust, Inc. (“PINE”), as well as: (i) a portfolio of assets pursuant to the Portfolio Management Agreement (hereinafter defined) and (ii) Subsurface Interests (hereinafter defined) pursuant to the Subsurface Management Agreement (hereinafter defined), as further described in Note 5, “Management Services Business”.

Commercial Loans and Investments: A portfolio of five commercial loan investments and two preferred equity investments which are classified as commercial loan investments.

Real Estate Operations: During the year ended December 31, 2024, the Company sold its remaining mitigation credits. These credits were produced by the Company’s formerly owned mitigation bank. During the year ended December 31, 2024, the Company sold its portfolio of subsurface mineral interests associated with approximately 352,000 surface acres in 19 counties in the State of Florida (“Subsurface Interests”), as further described in Note 6, “Real Estate Operations”. As part of the Subsurface Interests sale, the Company entered into a management agreement with the buyer to provide ongoing management services (the “Subsurface Management Agreement”)

Our business also includes our investment in PINE. As of December 31, 2024, the fair value of our investment totaled $39.7 million, or 14.8% of PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other entities in which we have a controlling interest. Any real estate entities or properties included in the consolidated financial statements have been consolidated only for the periods that such entities or properties were owned or under control by us. All inter-company balances and transactions have been eliminated in the consolidated financial statements. As of December 31, 2024, the Company has an equity investment in PINE.

Prior to the Interest Purchase (hereinafter defined in Note 7, “Investment in Joint Ventures”) completed on September 30, 2021, the Company held a 30% retained interest in the entity that owns the Mitigation Bank. On December 29, 2022, the Company completed the sale of the entity that owned the Mitigation Bank.

SEGMENT REPORTING

ASC Topic 280, Segment Reporting, establishes standards related to the manner in which enterprises report operating segment information. The Company operates in four primary business segments including income properties, management services, commercial loans and investments, and real estate operations, as further discussed within Note 23, “Business Segment Data”.  The Company has no other reportable segments. The Company’s chief executive officer, who is the chief operating decision maker (“CODM”), reviews financial information on a disaggregated basis for purposes of allocating and evaluating financial performance.

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

Segment Reporting. In November 2023, the FASB issued ASU 2023-07 which enhances segment disclosure requirements for entities required to report segment information in accordance with FASB ASC 280, Segment Reporting. The update focuses on improving disclosures regarding segment expenses by requiring that public entities (i) disclose significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, (ii) include all annual disclosures about a reportable segment's profits or loss and assets in interim periods, (iii) disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (iv) disclose the composition of other segment items by reportable segment that are not included in significant expenses. The update is effective for fiscal years beginning after December 31, 2023 and interim periods within years beginning after December 31, 2024. The guidance was effective for the Company beginning on January 1, 2024 and the adoption of this standard had no material impact on the Company’s consolidated financial statements or related disclosure.

Income Taxes. In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures (“Topic 740”) to enhance the transparency about income tax information through improvements to income tax disclosures primarily related to rate reconciliation and income taxes paid information. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation; and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory income tax rate). The amendments in this update also require that all entities disclose on an annual basis (1) the amount of net income taxes paid disaggregated by federal and state taxes; and (2) the amount of net income taxes paid disaggregated by individual jurisdictions in which net income taxes paid is equal to or greater than five percent of total net income taxes paid. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company plans to adopt the amendments of Topic 740 for our fiscal year beginning January 1, 2025. We do not expect the adoption will have a material impact on our consolidated financial statements.

RECLASSIFICATIONS

Beginning on January 1, 2024, the Company classifies cash flows used for investments in and improvements to real estate as a separate line item within net cash used in investing activities on the accompanying consolidated statements of cash flows. Accordingly, $22.7 million and $16.1 million of cash flows used for investments in and improvements to real estate, were reclassified from acquisition of real estate and intangible lease assets and liabilities for the years ended December 31, 2023 and 2022, respectively, to conform to the current presentation. The Company's consolidated balance sheets and consolidated statements of operations are not impacted by the reclassification with the consolidated statements of cash flows.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of December 31, 2024 and 2023 include certain amounts over the Federal Deposit Insurance Corporation limits.

RESTRICTED CASH

Restricted cash totaled $8.3 million at December 31, 2024, which is being held in five reserve accounts related to the Company’s commercial loans and investments for interest, real estate tax and/or construction costs.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at December 31, 2024 and 2023, approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s Credit Facility (hereinafter defined) as of December 31, 2024 and 2023, approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s fixed rate commercial loans and investments, the 2026 Term Loan (hereinafter defined), the 2027 Term Loan (hereinafter defined), the 2028 Term Loan

(hereinafter defined), the 2029 Term Loan (hereinafter defined), mortgage note, and convertible debt held as of December 31, 2024 and 2023 are measured at fair value based on current market rates for financial instruments with similar risks and maturities (see Note 9, “Fair Value of Financial Instruments”).

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

MITIGATION CREDITS AND MITIGATION CREDIT RIGHTS

Mitigation credits and mitigation credit rights are stated at historical cost. As these assets are sold, the related revenues and cost of sales are reported as revenues from, and direct costs of, real estate operations, respectively, in the consolidated statements of operations. As of December 31, 2024, the Company had disposed of all of its remaining mitigation credits.

ACCOUNTS RECEIVABLE

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of accrued tenant reimbursable expenses and other tenant receivables. Receivables related to income property tenants totaled $3.7 million and $4.6 million as of December 31, 2024 and 2023, respectively. The $0.9 million decrease is primarily attributable to a decrease in estimated accrued receivables for variable lease payments including common area maintenance, insurance, real estate taxes and other operating expenses.

Accounts receivable related to real estate operations, which are classified in other assets on the consolidated balance sheets, totaled $0.3 million and $0.6 million as of December 31, 2024 and 2023, respectively. The accounts receivable as of December 31, 2024 and 2023 are primarily related to the reimbursement of certain infrastructure costs completed by the Company in conjunction with two land sale transactions that closed during the fourth quarter of 2015 as more fully described in Note 12, “Other Assets.”

The Company continually assesses the collectability of receivables related to our income property tenants and real estate operations. In evaluating collectability, we consider the tenant's payment history, the financial condition of the tenant, current macroeconomic trends, and other factors as deemed necessary. The collectability of the aforementioned receivables shall be adjusted through an allowance for doubtful accounts which is included in income property revenue on the consolidated statements of operations. As of December 31, 2024 and 2023, the Company’s allowance for doubtful accounts totaled $1.9 million and $1.7 million, respectively, which is included within other assets on the Company’s consolidated balance sheets.

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

In accordance with FASB guidance, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term unless management believes the lease includes bargain renewal options that are likely to be exercised, in which case the Company includes such renewal periods in the amortization period utilized. The Company considers both qualitative and quantitative factors in considering if a lease contains a bargain renewal option and the likelihood of a tenant exercising such option. The value of in-place leases and leasing costs are amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

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

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. Such properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the consolidated statement of operations. The amount of depreciation of property, plant, and equipment, exclusive of amortization related to intangible assets, recognized for the years ended December 31, 2024, 2023, and 2022, was $33.5 million, $25.7 million, and $16.6 million, respectively. During the years ended December 31, 2024, 2023, and 2022, $0.3 million, $0.3 million, and $0.2 million of interest was capitalized, respectively.

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

INCOME TAXES

The Company elected to be taxed as a REIT for U.S. federal income tax purposes under the Code commencing with its taxable year ended December 31, 2020. The Company believes that, commencing with such taxable year, it has been organized and has operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws. The Company intends to continue to operate in such a manner. As a REIT, the Company will be subject to U.S. federal and state income taxation at corporate rates on its net taxable income; the Company, however, may claim a deduction for the amount of dividends paid to its stockholders. Amounts distributed as dividends by the Company will be subject to taxation at the stockholder level only. While the Company must distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to qualify as a REIT, the Company intends to distribute all of its net taxable income. The Company is allowed certain other non-cash deductions or adjustments, such as depreciation expense, when computing its REIT taxable income and distribution requirement. These deductions permit the Company to reduce its dividend payout requirement under U.S. federal income tax laws. Certain states may impose minimum franchise taxes. To comply with certain REIT requirements, the Company holds certain of its non-REIT assets and operations through taxable REIT subsidiaries (“TRSs”) and subsidiaries of TRSs, which are subject to applicable U.S. federal, state and local corporate income tax on their taxable income. For the taxable years ended December 31, 2023 and 2022, the Company held a total of two TRSs, each subject to taxation and the separate filing of its corporate income tax returns. As of January 1, 2024, the Company consolidated its TRSs into one TRS subject to taxation and the filing of a single corporate income tax return.

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

The Company also has certain tenants within our income property portfolio that make up more than 10% of our geographic concentration and/or revenues, as described below:

●	Square Footage Concentrations. As of December 31, 2024, a total of 23%, 22%, 19%, and 19% of the Company’s income property portfolio, based on square footage, were located in the states of Georgia, North Carolina, Texas, and Florida, respectively. As of December 31, 2023, a total of 29%, 24%, and 11% of the Company’s income property portfolio, based on square footage, were located in the states of Georgia, Texas, and Virginia, respectively.
●	Tenant Concentrations. We did not have any tenants that accounted for more than 10% of total revenues during the years ended December 31, 2024, 2023, or 2022.
●	Base Rent Concentrations. A total of 32%, 21%, 15%, and 13% of our base rent revenue during the year ended December 31, 2024 was generated from tenants located in Georgia, Florida, Texas, and North Carolina, respectively.

NOTE 3.       INCOME PROPERTIES

Leasing revenue consists of long-term rental revenue from retail, office, and commercial income properties, which is recognized as earned, using the straight-line method over the life of each lease. Lease payments below include straight-line base rental revenue as well as the non-cash accretion of above and below market lease amortization. The variable lease payments are primarily comprised of percentage rents, reimbursements from tenants for common area maintenance, insurance, real estate taxes, other operating expenses and, termination fee payments.

The components of leasing revenue are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Leasing Revenue
Lease Payments	$83,302	$74,721	$54,083
Variable Lease Payments	27,289	21,942	14,774
Total Leasing Revenue	$110,591	$96,663	$68,857

Minimum future base rental revenue on non-cancelable leases subsequent to December 31, 2024, for the next five years ended December 31 are summarized as follows (in thousands). Certain of our tenant leases include tenant renewal options which could be exercised at the tenant’s election and are not included in the amounts in the table below.

Year Ending December 31,	Amounts
2025	$88,408
2026	80,713
2027	69,082
2028	56,383
2029	42,413
2030 and Thereafter (Cumulative)	115,906
Total	$452,905

2024 Acquisitions. During the year ended December 31, 2024, the Company acquired five multi-tenant income properties,  one building within an existing multi-tenant income property owned by the Company, and one vacant land parcel within an existing multi-tenant property owned by the Company, for an aggregate purchase price of $226.8 million, or a total acquisition cost of $224.4 million, as follows:

●	Granada Plaza, a multi-tenant income property located in Dunedin, Florida, for a purchase price of $16.8 million, less certain purchase credits, for a total acquisition cost of $16.7 million including capitalized acquisition costs. Granada Plaza is a 74,000 square-foot shopping center, was 95% occupied at acquisition, and had a weighted average remaining lease term of 4.2 years at acquisition.
●	A portfolio of three open-air shopping centers (the “Three Property Portfolio”) for a gross purchase price of $137.5 million, less certain purchase credits, for a total acquisition cost of $135.1 million. The Three Property Portfolio consists of Carolina Pavilion in Charlotte, North Carolina; Millenia Crossing in Orlando, Florida; and Lake Brandon Village in Tampa, Florida. Carolina Pavilion comprises approximately 686,000 square feet, was 93% occupied at acquisition, and had a weighted average remaining lease term of 5.9 years at acquisition. Millenia Crossing comprises approximately 100,000 square feet, was 96% occupied at acquisition, and had a remaining lease term of 6.1 years at acquisition. Lake Brandon Village comprises approximately 102,000 square feet, was 100% occupied at acquisition, and had a remaining lease term of 7.4 years at acquisition.
●	The Marketplace at Seminole Towne Center, a multi-tenant income property located in Sanford, Florida, for a purchase price of $68.7 million, or a total acquisition cost of $68.8 million including capitalized acquisition costs. The Marketplace at Seminole Towne Center comprises 315,066 square feet, was 98% occupied at acquisition, and had a weighted average remaining lease term of 4.7 years at acquisition.
●	One property, totaling 4,000 square feet, within the 28,100 square foot retail portion of Phase II of The Exchange at Gwinnett located in Buford, Georgia for an aggregate purchase price of $2.3 million including capitalized acquisition costs. The weighted average remaining lease term at acquisition is 10.0 years. As a result of this acquisition, the Company has acquired the entire retail portion of Phase II of the Exchange at

Gwinnett. The Company previously purchased the Sprouts-anchored Phase I portion of The Exchange at Gwinnett in December 2021.
●	A vacant land parcel, for future development, within the previously acquired West Broad Village property, located in the Short Pump submarket of Richmond, Virginia, for a purchase price of $1.5 million including capitalized acquisition costs.

Of the aggregate $224.4 million total acquisition cost, $46.5 million was allocated to land, $156.7 million was allocated to buildings and improvements, and $32.4 million was allocated to intangible assets pertaining to the in-place lease value, leasing costs, and above market lease value and $11.2 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 5.7 years at acquisition.

2024 Dispositions. During the year ended December 31, 2024, the Company sold two income properties for an aggregate sales price of $38.0 million and aggregate gains on sales of $3.8 million. The sales consisted of (i) one mixed use income property in downtown Santa Fe, New Mexico for $20.0 million, resulting in a gain of $4.6 million, and (ii) one multi-tenant income property located in West Jordan, Utah for $18.0 million resulting in a loss on sale of $0.8 million.

2023 Acquisitions. During the year ended December 31, 2023, the Company acquired four additional buildings within an existing multi-tenanted retail income property owned by the Company, one multi-tenanted retail income property, and one vacant land parcel adjacent to an existing multi-tenanted retail property owned by the Company for an aggregate purchase price of $80.0 million, or a total acquisition cost of $80.3 million, as follows:

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

2024 Activity. On February 2, 2024, the borrower under the construction loan originated in January 2022 and secured by the property and improvements constructed thereon for the second phase of The Exchange at Gwinnett project located in Buford, Georgia repaid the principal balance of $1.9 million, leaving no remaining balance outstanding as of December 31, 2024. There is no remaining commitment to the borrower as of December 31, 2024.

On March 26, 2024, the Company originated a construction loan secured by the property and improvements to be constructed thereon consisting of seven outparcel locations, known as the Hypoluxo Project, located in Lake Worth, Florida for $10.0 million. On September 25, 2024, the Company signed an amendment with the borrower of the Hypoluxo project, reducing the total funding obligation to $5.6 million and adjusting the maturity date to June 1, 2025. The construction loan continues to bear a fixed interest rate of 11.0% and requires interest only payments prior to maturity. As of December 31, 2024, the Company has fully funded this obligation.

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

On September 27, 2024, the Company originated a $43.8 million first mortgage loan secured by the Rivana at Innovation Station property located in Herndon, Virginia. The loan is interest-only with a term of two years with a fixed interest rate of 11.0%. The Company received an origination fee of 1.25% or $0.5 million. On October 25, 2024, the Company received a principal payment, as required by the loan agreement, in the amount of $1.8 million, thereby reducing the principal outstanding to $42.0 million as of December 31, 2024.

On November 7, 2024, the Company originated a $40.2 million construction loan secured by a Whole Foods Market anchored development in Forsyth County, Georgia. The loan is interest-only with a term of 2.5 years with an interest rate of 12.15%. As of December 31, 2024, the Company had funded $4.1 million to the borrower, leaving a remaining commitment of $36.1 million to the borrower.

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

During the year ended December 31, 2023, the Company funded $2.2 million to the borrower and received $0.6 million in principal repayments under the construction loan originated in January 2022 and secured by the property and improvements to be constructed thereon for the second phase of The Exchange at Gwinnett project located in Buford, Georgia. As of December 31, 2023, there was no remaining commitment to the borrower.

2022 Activity. On April 7, 2022, the Company entered into a preferred equity agreement to provide $30.0 million of funding towards the total investment in Watters Creek at Montgomery Farm, a grocery-anchored, mixed-use property located in Allen, Texas (the “Watters Creek Investment”). Pursuant to FASB ASC Topic 810, Consolidation, and as further described in Note 7. “Investment in Joint Ventures,” the Company determined it is not the primary beneficiary of the entity underlying the Watters Creek Investment; accordingly, the $30.0 million was recorded in the consolidated balance sheets as a commercial loan investment at the time of acquisition. The Watters Creek Investment matures on April 6, 2025, has two one-year extension options, bears a fixed interest rate of 8.50% at the time of acquisition with increases during the initial term as well as the option terms, and requires payments of interest only prior to maturity. At closing, an origination fee of $0.15 million was received by the Company.

The Company’s commercial loans and investments were comprised of the following at December 31, 2024 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Preferred Investment – Watters Creek – Allen, TX	April 2022	April 2025	$30,000	$30,000	$29,987	9.00%
Mortgage Note – Founders Square – Dallas, TX	March 2023	March 2026	15,000	15,000	14,942	8.75%
Promissory Note – Main Street – Daytona Beach, FL	June 2023	May 2033	400	400	400	7.00%
Construction Loan - Hypoluxo - Lake Worth, FL	March 2024	June 2025	5,638	5,638	5,598	11.00%
Series A Preferred Investment	July 2024	July 2029	10,000	10,000	9,910	14.00%
Mortgage Note - Rivana - Herndon, VA	September 2024	September 2026	42,000	42,000	41,530	11.00%
Construction Loan - Whole Foods - Forsyth, GA	November 2024	May 2027	40,200	4,125	3,748	12.15%

			$143,238	$107,163	$106,115
CECL Reserve					(1,072)
Total Commercial Loans and Investments					$105,043

The Company’s commercial loans and investments were comprised of the following at December 31, 2023 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Construction Loan – The Exchange At Gwinnett – Buford, GA	January 2022	January 2024	$8,700	$1,857	$1,854	7.25%
Preferred Investment – Watters Creek – Allen, TX	April 2022	April 2025	30,000	30,000	29,937	8.75%
Mortgage Note – Founders Square – Dallas, TX	March 2023	March 2026	15,000	15,000	14,892	8.75%
Promissory Note – Main Street – Daytona Beach, FL	June 2023	May 2033	400	400	400	7.00%
Mortgage Note – Sabal Pavilion – Tampa, FL	December 2023	June 2024	15,400	15,400	15,393	7.50%
			$69,500	$62,657	$62,476
CECL Reserve					(627)
Total Commercial Loans and Investments					$61,849

The carrying value of the commercial loans and investment portfolio at December 31, 2024 and 2023 consisted of the following (in thousands):

	As of
	December 31, 2024	December 31, 2023
Current Face Amount	$107,163	$62,657
Unaccreted Origination Fees	(1,048)	(181)
CECL Reserve	(1,072)	(627)
Total Commercial Loans and Investments	$105,043	$61,849

NOTE 5.        MANAGEMENT SERVICES BUSINESS

The Company’s management fee income is within the scope of FASB ASC Topic 606, Revenue from Contracts with Customers, and totaled $4.6 million, $4.4 million, and $3.8 million during the years ended December 31, 2024, 2023, and 2022, respectively. Management fee income is recognized as revenue over time, over the period the services are performed.

Related Party Management of Alpine Income Property Trust. Pursuant to the Company’s management agreement with PINE, the Company generates a base management fee equal to 0.375% per quarter of PINE’s total equity (as defined in the management agreement and based on a 1.5% annual rate), calculated and payable in cash, quarterly in arrears. The Company also has an opportunity to achieve additional cash flows as manager of PINE pursuant to an annual incentive fee based on PINE’s total stockholder return exceeding an 8% cumulative annual hurdle rate (the “Outperformance Amount”) subject to a high-water mark price. PINE would pay the Company an incentive fee with respect to each annual measurement period in an amount equal to the greater of (i) $0.00 and (ii) the product of (a) 15% multiplied by (b) the Outperformance Amount multiplied by (c) the weighted average shares. No incentive fee was earned for the years ended December 31, 2024, 2023, or 2022.

During the years ended December 31, 2024, 2023, and 2022, the Company earned management fee revenue from PINE totaling $4.2 million, $4.3 million, and $3.8 million, respectively. Dividend income for the years ended December 31, 2024, 2023, and 2022 totaled $2.6 million, $2.5 million, and $2.3 million, respectively. Management fee revenue from PINE, included in management services, and dividend income, included in investment and other income (loss), are reflected in the accompanying consolidated statements of operations.

The following table represents amounts due from PINE to the Company as of December 31, 2024 and 2023 which are included in other assets on the consolidated balance sheets (in thousands):

	As of
Description	December 31, 2024	December 31, 2023
Management Services Fee Due From PINE	$1,098	$1,062
Dividend Receivable	343	337
Other	27	(4)
Total	$1,468	$1,395

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

On October 26, 2021, the Company’s Board of Directors authorized the purchase by the Company of up to $5.0 million in shares of common stock of PINE (the “Prior PINE Share Purchase Authorization”). Pursuant to the Prior PINE Share Purchase Authorization, during the year ended December 31, 2022, CTO purchased 155,665 shares of PINE common stock in the open market for $2.7 million, or an average price per share of $17.57. Pursuant to the Prior PINE Share Purchase Authorization, during the year ended December 31, 2021, the Company purchased 8,088 shares of PINE common stock on the open market for a total of $0.1 million, or an average price of $17.65 per share.

On February 16, 2023, the Company’s Board of Directors cancelled the Prior PINE Share Purchase Authorization and authorized the purchase by the Company of up to $2.1 million in shares of common stock of PINE (the “2023 PINE Share Purchase Authorization”). Pursuant to the 2023 PINE Share Purchase Authorization, during the year ended December 31, 2023, the Company purchased 129,271 shares of PINE common stock on the open market for a total of $2.1 million, or an average price of $16.21 per share.

On December 12, 2023, the Board authorized the purchase by the Company of up to $2.0 million in shares of common stock of PINE (the “December 2023 PINE Share Purchase Authorization”). No purchases of PINE common stock were made pursuant to the December 2023 PINE Share Purchase Authorization during the three months ended December 31, 2023. Pursuant to the December 2023 PINE Share Purchase Authorization, during the year ended December 31, 2024, the Company purchased 29,807 shares of PINE common stock on the open market for a total of $0.4 million, or an average price of $14.97 per share.

As of December 31, 2024, CTO owns, in the aggregate, 1,223,854 OP Units and 1,138,621 shares of PINE common stock, representing an investment totaling $39.7 million, or 14.8% of PINE’s outstanding equity.

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

Portfolio Management Agreement. On December 4, 2023, the Company entered into an asset management agreement with a third party to manage a portfolio of multi-tenant and single-tenant assets (the “Portfolio Management Agreement”). Although the Company has no direct relationship with the third party, PINE is a lender to the third-party pursuant to a mortgage note originated by PINE which is secured by the portfolio. The Company is expected to receive asset management fees, disposition management fees, leasing commissions, and other fees related to the Company’s management and administration of the portfolio pursuant to the Portfolio Management Agreement. The Company also entered into a revenue sharing agreement with PINE whereby PINE will receive the portion of fees earned by the Company under the Portfolio Management Agreement which are attributable to the single tenant properties within the portfolio. During the years ended December 31, 2024 and 2023, the Company recognized $0.3 million and less than $0.1 million of revenue pursuant to the Portfolio Management Agreement, respectively, which is included in management fee income on the Company’s consolidated statement of operations.

Asset Management Agreement. On February 16, 2024, the Company entered into the Subsurface Management Agreement with a third party in conjunction with the sale of the Company’s remaining Subsurface Interests as further described in Note 6, “Real Estate Operations” below. The Company receives management and other fees pursuant to the Subsurface Management Agreement. During the year ended December 31, 2024, the Company recognized $0.1 million of revenue pursuant to the Subsurface Management Agreement, which is included in management fee income on the Company’s consolidated statement of operations.

NOTE 6.       REAL ESTATE OPERATIONS

Real Estate Operations

Land and development costs at December 31, 2024 and 2023 were as follows (in thousands):

	As of
	December 31, 2024	December 31, 2023
Land and Development Costs	$300	$358
Subsurface Interests	—	373
Total Land and Development Costs	$300	$731

The Company’s real estate operations revenue is within the scope of FASB ASC Topic 606, Revenue from Contracts with Customers as summarized below. Revenue from real estate operations is recognized at the point in time the underlying assets are transferred.

Revenue from real estate operations consisted of the following for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	December 31,
	2024	2023	2022
Mitigation Credit Sales	$1,831	$2,257	$3,462
Subsurface Revenue - Other	150	1,727	1,904
Land Sales Revenue	—	—	96
Total Real Estate Operations Revenue	$1,981	$3,984	$5,462

Mitigation Credits and Mitigation Credit Rights. During the year ended December 31, 2024, the Company sold its remaining mitigation credits. The Company owned mitigation credits with a cost basis of $1.0 million as of December 31, 2023. The Company owned mitigation credits and mitigation credit rights with an aggregate cost basis of $2.6 million as of December 31, 2022. During the year ended December 31, 2023, the remaining mitigation credit rights were released and transferred to mitigation credits as they became available for sale. On December 29, 2022, the Company completed the sale of the entity that owned the Mitigation Bank for a sales price of $8.1 million resulting in a loss on disposition of assets of $11.9 million. A balance of mitigation credits and mitigation credit rights were retained by the Company as part of the sale agreement.

Revenues and the cost of sales of mitigation credit sales are reported as revenues from, and direct costs of, real estate operations, respectively, in the consolidated statements of operations. During the year ended December 31, 2024, 14.99 mitigation credits were sold for $1.8 million with a cost basis of $1.3 million. During the year ended December 31, 2023, the Company sold 20 mitigation credits for proceeds of $2.3 million with a cost basis of $1.5 million. During the year ended December 31, 2022, the Company sold 34 mitigation credits for proceeds of $3.5 million with a cost basis of $2.3 million.

Subsurface Interests. The Company sold its remaining acres of Subsurface Interests during the year ended December 31, 2024 for $5.0 million, or a gain on sale of $4.5 million. As of December 31, 2023, the Company owned 352,000 acres of Subsurface Interests.

The Company historically leased certain of the Subsurface Interests to mineral exploration firms for exploration. The Company’s subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage, which revenues are included within real estate operations in the consolidated statements of operations. There were no sales of subsurface oil, gas, and mineral rights during the year ended December 31, 2024. During the year ended December 31, 2023, the Company sold 3,481 acres of Subsurface Interests for a sales price of $1.0 million. During the year ended December 31, 2022, the Company sold approximately 14,600 acres of subsurface oil, gas, and mineral rights for a sales price of $1.7 million.

The Company historically released surface entry rights or other rights upon request of a surface owner for a negotiated release fee typically based on a percentage of the surface value. Cash payments for the release of surface entry rights totaled $0.1 million, $0.7 million, and $0.2 million during the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 7. INVESTMENT IN JOINT VENTURES

The Company has no investments in joint ventures as of December 31, 2024 or 2023.

Watters Creek Investment. As described in Note 4, “Commercial Loans and Investments,” on April 7, 2022, the Company entered into the Watters Creek Investment. The Watters Creek Investment represents $30.0 million, or approximately 23%, of funding towards the total investment in Watters Creek at Montgomery Farm, a grocery-anchored, mixed-use property located in Allen, Texas (the “Watters Creek Property”). The remaining funding is comprised of a combination of third-party sponsorship equity and a secured first mortgage. The Company’s variable interest in the entity underlying the Watters Creek Investment is primarily due to the inherent credit risk associated with the $30.0 million fixed-return preferred investment. The day-to-day operations, including asset management and leasing, of the Watters Creek Property are managed by an unrelated third-party. Pursuant to FASB ASC Topic 810, Consolidation, the Company determined we are not the primary beneficiary of the entity underlying the Watters Creek Investment; accordingly, the entity was not consolidated. The investment was recorded in the consolidated balance sheets as a commercial loan investment at the time of acquisition. The significant factors related to this determination included, but were not limited to, the Company not having the power to direct the activities of the entity underlying the Watters Creek Investment due to (i) the day-to-day operations being managed by an unrelated third-party and (ii) the Company’s position as minority lender with fixed returns and maturity dates for the repayment of the $30.0 million preferred investment.

NOTE 8.       INVESTMENT SECURITIES

As of December 31, 2024, the Company owns, in the aggregate and on a fully diluted basis, 2.36 million shares of PINE, or 14.8% of PINE’s total shares outstanding for an investment value of $39.7 million, which total includes 1.2 million OP Units, or 7.7%, which the Company received in exchange for the contribution of certain income properties to the PINE Operating Partnership, in addition to 1,138,621 shares of common stock owned by the Company, or 7.1%. The Company has elected the fair value option related to the aggregate investment in securities of PINE pursuant to ASC 825, otherwise such investments would have been accounted for under the equity method. For detailed financial information regarding PINE, please refer to its financial statements, which are publicly available on the website of the Securities and Exchange Commission at http://www.sec.gov under the ticker symbol “PINE.”

The Company calculates the unrealized gain or loss based on the closing stock price of PINE at each respective balance sheet date. The unrealized, non-cash gains and losses resulting from the changes in the closing stock price of PINE are included in investment and other income in the consolidated statements of operations for years ended December 31, 2024, 2023, and 2022.

The Company’s securities as of December 31, 2024 and 2023 are summarized below (in thousands):

	Cost	Unrealized Gains in Investment Income	Unrealized Losses in Investment Income	Estimated Fair Value (Level 1 Inputs)
December 31, 2024
Common Stock	$20,929	$—	$(1,812)	$19,117
Operating Units	23,253	—	(2,704)	20,549
Total Equity Securities	$44,182	$—	$(4,516)	$39,666

December 31, 2023
Common Stock	$20,482	$—	$(1,732)	$18,750
Operating Units	23,253	—	(2,558)	20,695
Total Equity Securities	$43,735	$—	$(4,290)	$39,445

NOTE 9.       FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at December 31, 2024 and 2023 (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$9,017	$9,017	$10,214	$10,214
Restricted Cash - Level 1	$8,344	$8,344	$7,605	$7,605
Commercial Loans and Investments - Level 2	$105,043	$110,665	$61,849	$63,261
Long-Term Debt - Level 2	$518,993	$508,309	$495,370	$473,807

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

The following table presents the fair value of assets (liabilities) measured on a recurring basis by level as of December 31, 2024 and 2023 (in thousands). See Note 17, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Cash Flow Hedge - 2026 Term Loan Interest Rate Swaps	$2,372	$—	$2,372	$—
Cash Flow Hedge - 2027 Term Loan Interest Rate Swaps	$5,854	$—	$5,854	$—
Cash Flow Hedge - 2028 Term Loan Interest Rate Swaps	$1,001	$—	$1,001	$—
Cash Flow Hedge - 2029 Term Loan Interest Rate Swaps	$3,099	$—	$3,099	$—
Cash Flow Hedge - Credit Facility Interest Rate Swaps	$191	$—	$191	$—
Investment Securities	$39,666	$39,666	$—	$—
December 31, 2023
Cash Flow Hedge - 2026 Term Loan Interest Rate Swaps	$2,813	$—	$2,813	$—
Cash Flow Hedge - 2027 Term Loan Interest Rate Swaps	$5,759	$—	$5,759	$—
Cash Flow Hedge - 2028 Term Loan Interest Rate Swaps	$(1,994)	$—	$(1,994)	$—
Cash Flow Hedge - Credit Facility Interest Rate Swaps	$313	$—	$313	$—
Investment Securities	$39,445	$39,445	$—	$—

No assets were measured on a non-recurring basis as of December 31, 2024 or 2023.

NOTE 10.       INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of December 31, 2024 and 2023 (in thousands):

	As of
	December 31, 2024	December 31, 2023
Intangible Lease Assets:
Value of In-Place Leases	$100,117	$90,246
Value of Above Market In-Place Leases	26,354	31,533
Value of Intangible Leasing Costs	25,706	24,974
Sub-total Intangible Lease Assets	152,177	146,753
Accumulated Amortization	(72,979)	(49,644)
Sub-total Intangible Lease Assets—Net	79,198	97,109
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(24,089)	(14,848)
Sub-total Intangible Lease Liabilities	(24,089)	(14,848)
Accumulated Amortization	8,965	4,407
Sub-total Intangible Lease Liabilities—Net	(15,124)	(10,441)
Total Intangible Assets and Liabilities—Net	$64,074	$86,668

The following table reflects the net amortization of intangible assets and liabilities during the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Amortization Expense	$31,561	$18,444	$12,300
Accretion to Income Properties Revenue	(254)	2,303	2,161
Net Amortization of Intangible Assets and Liabilities	$31,307	$20,747	$14,461

Amortization expense has generally increased commensurate with overall growth of the Company’s income property portfolio. Additionally, during the year ended December 31, 2024, the Company recorded an out-of-period adjustment totaling $10.1 million consisting of (i) $4.5 million associated with the acceleration of amortization for lease intangibles related to certain lease terminations that occurred prior to January 1, 2024 and (ii) $5.6 million associated with calculating amortization based on the remaining useful life of each lease on an individual basis as opposed to a property-level weighted average remaining useful lease life. Based on our quantitative and qualitative analyses, we do not consider the impact of the out-of-period adjustment to be material to our financial position or results of operations for the year ended December 31, 2024, or for any prior periods.

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Amount	Future Accretion to Income Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
2025	$18,631	$(570)	$18,061
2026	15,095	(824)	14,271
2027	10,957	(597)	10,360
2028	7,587	(387)	7,200
2029	4,848	(433)	4,415
2030 and Thereafter	10,166	(399)	9,767
Total	$67,284	$(3,210)	$64,074

As of December 31, 2024, the weighted average amortization period of total intangible assets and liabilities was 7.5 years and 6.4 years, respectively.

NOTE 11.      PROVISION FOR IMPAIRMENT

In the aggregate, $0.7 million and $1.5 million of impairment charges were recorded during the years ended December 31, 2024 and 2023, respectively, with no such charges during the year ended December 31, 2022, as described below by segment.

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

There were no impairment charges on the Company’s income property portfolio during the years ended December 31, 2024 or 2022.

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

During the year ended December 31, 2024, the Company recorded a $0.7 million impairment charge, comprised of a $0.2 million charge related to the discount provided to the borrower on their early repayment of the Sabal Pavilion loan, as described in Note 4, “Commercial Loans and Investments”, and a $0.5 million increase in our CECL allowance due to a net increase in principal outstanding on the Company’s portfolio of commercial loans and investments. During the year ended December 31, 2023, the Company recorded a $0.6 million impairment charge representing the provision for credit losses related to our commercial loans and investments. There were no such impairment charges related to credit losses during the year ended December 31, 2022.

NOTE 12.       OTHER ASSETS

Other assets consisted of the following as of December 31, 2024 and 2023 (in thousands):

	As of
	December 31, 2024	December 31, 2023
Income Property Tenant Receivables, Net of Allowance for Doubtful Accounts (1)	$3,745	$4,568
Income Property Straight-line Rent Adjustment	7,437	6,033
Income Property Leasing Commissions and Costs, Net	7,594	4,943
Operating Leases - Right-of-Use Asset	305	422
Golf Rounds Surcharge	—	102
Cash Flow Hedge - Interest Rate Swap	12,517	11,770
Infrastructure Reimbursement Receivables	312	568
Prepaid Expenses, Deposits, and Other	1,676	3,514
Due from Alpine Income Property Trust, Inc.	1,468	1,395
Financing Costs, Net of Accumulated Amortization	1,147	1,638
Total Other Assets	$36,201	$34,953

(1)Includes a $1.9 million and $1.7 million allowance for doubtful accounts as of December 31, 2024 and 2023, respectively.

Infrastructure Reimbursement Receivables. As of December 31, 2024 and 2023, the infrastructure reimbursement receivables were related to two land sale transactions which closed during the fourth quarter of 2015 within the Tomoka Town Center.

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

SHELF REGISTRATION

On October 11, 2022, the Company filed a shelf registration statement on Form S-3, relating to the registration and potential issuance of its common stock, preferred stock, debt securities, warrants, rights, and units with a maximum aggregate offering price of up to $500.0 million (the “2022 Registration Statement”). The Securities and Exchange Commission declared the 2022 Registration Statement effective on October 26, 2022.

On October 16, 2024, the Company filed a new shelf registration statement on Form S-3, relating to the registration and potential issuance of its common stock, preferred stock, debt securities, warrants, rights, and units with a maximum aggregate offering price of up to $500.0 million (the “2024 Registration Statement”). The Securities and Exchange Commission declared the 2024 Registration Statement effective on November 12, 2024. The 2022 Registration Statement was terminated concurrently with the effectiveness of the 2024 Registration Statement.

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

During the year ended December 31, 2024, the Company sold 7,226,192 shares under the 2022 ATM Program for gross proceeds of $134.2 million at a weighted average price of $18.58 per share, generating net proceeds of $132.2 million after deducting transaction fees of $2.0 million. The 2022 ATM Program was terminated in connection with the establishment of the 2024 ATM Program, hereinafter defined.

On November 12, 2024, the Company implemented a $250.0 million “at-the-market” equity offering program (the “2024 ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock. During the year ended December 31, 2024, the Company sold 1,696,601 shares under the 2024 ATM Program for gross proceeds of $33.5 million at a weighted average price of $19.77 per share, generating net proceeds of $33.0 million after deducting transaction fees of $0.5 million. As of December 31, 2024, $216.5 million of availability remained under the 2024 ATM Program.

In the aggregate, under the 2022 ATM Program and 2024 ATM Program, during the year ended December 31, 2024, the Company sold 8,922,793 shares for gross proceeds of $167.7 million at a weighted average price of $18.79 per share, generating net proceeds of $165.2 million after deducting transaction fees totaling $2.5 million.

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

The following details the public offerings (in thousands, except per share data):

Series	Dividend Rate	Issued	Number of Shares Issued	Gross Proceeds	Net Proceeds	Dividend per Share	Earliest Redemption Date
Series A	6.375%	July 2021	3,000,000	$75,000	$72,428	$0.3984	July 2026
Series A	6.375%	April 2024	1,718,417	$34,368	$33,055	$0.3984	July 2026

On August 23, 2024, the Company implemented a $24.5 million “at-the-market” preferred stock equity offering program (the “2024 Preferred Stock ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s Series A Preferred Stock. During the year ended December 31, 2024, the Company sold 15,844 shares under the 2024 Preferred Stock ATM Program generating net proceeds of $0.4 million at a weighted average price of $23.22 per share after deducting transaction fees of less than $0.1 million. As of December 31, 2024, $24.1 million of availability remained under the 2024 Preferred Stock ATM Program.

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

See Note 15, “Share Repurchases” for the Company’s Series A Preferred Stock repurchase activity.

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

The following table outlines dividends declared and paid for each issuance of CTO’s stock during the years ended December 31, 2024, 2023, and 2022 (in thousands, except per share data):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Series A Preferred Stock
Dividends	$6,814	$4,772	$4,781
Per Share	$1.59	$1.59	$1.59

Common Stock
Dividends	$40,280	$34,266	$28,896
Per Share	$1.52	$1.52	$1.49

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

2025 NOTES REPURCHASE PROGRAM

On February 16, 2023, the Company’s Board of Directors approved a 2025 Notes repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase 2025 Notes (the “2025 Notes Repurchase Program”). Pursuant to the 2025 Notes Repurchase Program, the Company may repurchase, in one or more transactions, 2025 Notes in the aggregate principal amount of not more than $4.74 million. The 2025 Notes Repurchase Program does not obligate the Company to acquire any particular amount of 2025 Notes and may be modified or suspended. No repurchases of 2025 Notes were made during the years ended December 31, 2024 or 2023.

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

The following is a reconciliation of basic and diluted earnings per common share for each of the periods presented (in thousands, except share and per share data):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Basic and Diluted Earnings:
Net Income (Loss) Attributable to Common Stockholders, Used in Basic EPS	$(8,779)	$758	$(1,623)
Add Back: Effect of Dilutive Interest Related to 2025 Notes (1)	—	—	—
Net Income (Loss) Attributable to Common Stockholders, Used in Diluted EPS	$(8,779)	$758	$(1,623)

Basic and Diluted Shares:
Weighted Average Shares Outstanding, Basic	25,361,379	22,529,703	18,508,201
Common Shares Applicable to Unvested Restricted Stock Using the Treasury Stock Method	39,797	—	—
Common Shares Applicable to Dilutive Effect of 2025 Notes (2)	—	—	—
Weighted Average Shares Outstanding, Diluted	25,401,176	22,529,703	18,508,201

Per Share Information:
Net Income (Loss) Attributable to Common Stockholders
Basic and Diluted	$(0.35)	$0.03	$(0.09)
(1)	As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in net income or loss that would result from the assumed conversion of the 2025 Convertible Senior Notes to derive FFO effective January 1, 2022 due to the implementation of ASU 2020-06 which requires presentation on an if-converted basis. For the years ended December 31, 2024 and 2023 a total of $2.1 million of interest was not included, respectively, and for the year ended December 31, 2022 a total of $2.2 million of interest was not included, as the impact of the 2025 Notes would be antidilutive to the net income (loss) attributable to common stockholders in each respective period.
(2)	A total of 3.6 million, 3.3 million shares, and 3.1 million shares, representing the dilutive impact of the 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, were not included in the computation of diluted net loss attributable to common stockholders for the years ended December 31, 2024, 2023 or 2022, respectively, because they were antidilutive to the net income (loss) attributable to common stockholders in each respective period.

There were 39,797 potentially dilutive shares related to the Company’s restricted stock for the year ended December 31, 2024.There were no potentially dilutive securities for years ended December 31, 2023 or 2022 related to the Company’s stock options and restricted stock. The effect of 2,741 or 68,269 potentially dilutive restricted stock units were not included for the years ended December 31, 2023 or 2022, respectively, as the effect would be anti-dilutive.

NOTE 15.       SHARE REPURCHASES

COMMON STOCK REPURCHASE PROGRAM

In February 2020, the Company’s Board of Directors approved a $10.0 million common stock repurchase program (the “$10.0 Million Common Stock Repurchase Program”). During the year ended December 31, 2020, the Company repurchased 265,695 shares of its common stock on the open market for a total cost of $4.1 million, or an average price per share of $15.43. During the year ended December 31, 2021, the Company repurchased 121,659 shares of its common stock on the open market for a total cost of $2.2 million, or an average price per share of $18.16. During the year ended December 31, 2022, the Company repurchased 145,724 shares of its common stock on the open market for a total cost of $2.8 million, or an average price per share of $19.15. No repurchases were made pursuant to the $10.0 Million Common Stock Repurchase Program during the year ended December 31, 2023.

On February 16, 2023, the Company’s Board of Directors approved a common stock repurchase program, which eliminated the unutilized portion of the $10.0 Million Common Stock Repurchase Program (the “February 2023 $5.0 Million Common Stock Repurchase Program”). Pursuant to the February 2023 $5.0 Million Common Stock Repurchase Program, the Company was authorized to repurchase shares of its common stock for a total purchase price of up to $5.0 million. During the year ended December 31, 2023, prior to March 31, 2023, the Company repurchased 303,354 shares of its common stock on the open market for a total cost of $5.0 million, or an average price per share of $16.48, pursuant to the February 2023 $5.0 Million Common Stock Repurchase Program. Accordingly, as of March 31, 2023, no shares of the Company’s common stock remained available for repurchase under the February 2023 $5.0 Million Common Stock Repurchase Program.

On April 25, 2023, the Company’s Board of Directors approved a common stock repurchase program, (the “April 2023 $5.0 Million Common Stock Repurchase Program”). Pursuant to the April 2023 $5.0 Million Common Stock Repurchase Program, the Company was authorized to repurchase shares of its common stock for a total purchase price of up to $5.0 million. Shares may be purchased under the April 2023 $5.0 Million Common Stock Repurchase Program in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The April 2023 $5.0 Million Common Stock Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended. During the year ended December 31, 2023, the Company repurchased 65,946 shares of its common stock on the open market for a total cost of $1.0 million, or an average price per share of $15.72, pursuant to the April 2023 $5.0 Million Common Stock Repurchase Program, leaving $4.0 million remaining of the April 2023 $5.0 Million Common Stock Repurchase Program as of December 31, 2023.

In the aggregate, under the February 2023 $5.0 Million Common Stock Repurchase Program and April 2023 $5.0 Million Common Stock Repurchase Program, the Company repurchased 369,300 shares of its common stock on the open market for a total cost of $6.0 million, or an average price per share of $16.35 during the year ended December 31, 2023.

On December 12, 2023, the Company’s Board of Directors approved a common stock repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase shares (the “December 2023 $5.0 Million Common Stock Repurchase Program”). Pursuant to the December 2023 $5.0 Million Common Stock Repurchase Program, the Company may repurchase shares of its common stock for a total purchase price of up to $5.0 million. Shares may be purchased under the December 2023 $5.0 Million Common Stock Repurchase Program in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. The December 2023 $5.0 Million Common Stock Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended. During the year ended December 31, 2024, the Company repurchased 40,726 shares of its common stock on the open market for a total cost of $0.7 million, or an average price per share of $16.28, pursuant to the December 2023 $5.0 Million Common Stock Repurchase Program, leaving $4.3 million remaining of the December 2023 $5.0 Million Common Stock Repurchase Program as of December 31, 2024.

SERIES A PREFERRED STOCK REPURCHASE PROGRAM

On February 16, 2023, the Company’s Board of Directors approved a Series A Preferred Stock repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase shares (the “Series A Preferred Stock Repurchase Program”). Pursuant to the Series A Preferred Stock Repurchase Program, the Company may repurchase shares of its Series A Preferred Stock for a total purchase price of up to $3.0 million. Shares may be purchased under the Series A Preferred Stock Repurchase Program in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. The Series A Preferred Stock Repurchase Program does not obligate the Company to acquire any particular amount of shares of its Series A Preferred Stock and may be modified or suspended. During the year ended December 31, 2023, the Company repurchased 21,192 shares of Series A Preferred Stock on the open market for a total cost of $0.4 million, or an average price per share of $18.45. No repurchases were made pursuant to the $3.0 Million Preferred Stock Repurchase Program during the year ended December 31, 2024.

NOTE 16.       LONG-TERM DEBT

As of December 31, 2024, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt	Maturity Date	Interest Rate	Wtd. Avg. Rate
Credit Facility (1)	$87,000	January 2027	SOFR + 0.10% + [1.25% - 2.20%]	5.47%
2026 Term Loan (2)	65,000	March 2026	SOFR + 0.10% + [1.25% - 2.20%]	2.62%
2027 Term Loan (3)	100,000	January 2027	SOFR + 0.10% + [1.25% - 2.20%]	2.70%
2028 Term Loan (4)	100,000	January 2028	SOFR + 0.10% + [1.20% - 2.15%]	5.08%
2029 Term Loan (5)	100,000	September 2029	SOFR + 0.10% + [1.20% - 2.15%]	4.58%
3.875% Convertible Senior Notes due 2025	51,034	April 2025	3.875%	3.88%
Mortgage Note Payable	17,800	August 2026	4.060%	4.06%
Total Long-Term Face Value Debt	$520,834			4.13%
(1)

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

At December 31, 2024, the current commitment level under the Credit Facility was $300.0 million, and the undrawn commitments available was $213.0 million. As of December 31, 2024, the Credit Facility had a $87.0 million balance outstanding.

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

Convertible Debt. The Company had an initial aggregate principal amount of $75.0 million of 3.875% Convertible Notes (the “2025 Notes”). During the year ended December 31, 2020, the Company repurchased $12.5 million aggregate principal amount of 2025 Notes at a $2.6 million discount, resulting in a gain on extinguishment of debt of $1.1 million. During the year ended December 31, 2021, the Company repurchased $11.4 million aggregate principal amount of 2025 Notes at a $1.6 million premium, resulting in a loss on extinguishment of debt of $2.9 million. No 2025 Notes were repurchased during the years ended December 31, 2024, 2023 or 2022. Following the repurchases, $51.0 million aggregate principal amount of the 2025 Notes remains outstanding at December 31, 2024.

The 2025 Notes represent senior unsecured obligations of the Company and pay interest semi-annually in arrears on each April 15th and October 15th, commencing on April 15, 2020, at a rate of 3.875% per annum. The 2025 Notes mature on April 15, 2025 and may not be redeemed by the Company prior to the maturity date. The conversion rate for the 2025 Notes was initially 12.7910 shares of the Company’s common stock per $1,000 of principal of the 2025 Notes (equivalent to an initial conversion price of $78.18 per share of the Company’s common stock). The initial conversion price of the 2025 Notes represented a premium of 20% to the $65.15 closing sale price of the Company’s common stock on the NYSE American on January 29, 2020. If the Company’s Board of Directors increases the quarterly dividend above the $0.13 per share in place at issuance, the conversion rate is adjusted with each such increase in the quarterly dividend amount. After the fourth quarter 2024 dividend, the conversion rate is equal to 72.4961 shares of common stock for each $1,000 principal amount of 2025 Notes, which represents an adjusted conversion price of $13.79 per share of common stock. Should certain corporate transactions or events occur prior to the stated maturity date, the Company will increase the conversion rate for a holder that elects to convert its 2025 Notes in connection with such corporate transaction or event.

The conversion rate is subject to adjustment in certain circumstances. On January 15, 2025, the 2025 Notes became freely convertible at the option of each holder at any time until the close of business on the business day immediately preceding the stated maturity date. The Company has elected to settle any conversions of the 2025 Notes prior to the maturity date in cash. At time of issuance, in accordance with U.S. GAAP, the 2025 Notes were accounted for as a liability with a separate equity component recorded for the conversion option. The equity component was eliminated on January 1, 2022 with the 2025 Notes Adjustment.

As of December 31, 2024, the unamortized debt discount of our 2025 Notes was less than $0.1 million, which represents the cash component of the discount.

Long-term debt consisted of the following (in thousands):

	December 31, 2024		December 31, 2023
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$87,000	$—	$163,000	$—
2026 Term Loan	65,000	—	65,000	—
2027 Term Loan	100,000	—	100,000	—
2028 Term Loan	100,000	—	100,000	—
2029 Term Loan	100,000	—	—	—
3.875% Convertible Senior Notes, net of Discount	50,989	50,989	50,830	—
Mortgage Note Payable	17,800	—	17,800	—
Financing Costs, net of Accumulated Amortization	(1,796)	—	(1,260)	—
Total Long-Term Debt	$518,993	$50,989	$495,370	$—

Payments applicable to reduction of principal amounts as of December 31, 2024 will be required as follows (in thousands):

As of December 31, 2024	Amount
2025	$51,034
2026	82,800
2027	187,000
2028	100,000
2029	100,000
2030 and Thereafter	—
Total Long-Term Debt - Face Value	$520,834

The carrying value of long-term debt as of December 31, 2024 consisted of the following (in thousands):

Total
Current Face Amount	$520,834
Unamortized Discount on Convertible Debt	(45)
Financing Costs, net of Accumulated Amortization	(1,796)
Total Long-Term Debt	$518,993

In addition to the $1.8 million of financing costs, net of accumulated amortization included in the table above, as of December 31, 2024, the Company also had financing costs, net of accumulated amortization related to the Credit Facility of $1.1 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the Company’s accompanying consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Interest Expense	$21,315	$21,230	$10,171
Amortization of Deferred Financing Costs	1,047	970	755
Amortization of Discount on Convertible Notes	159	159	189
Total Interest Expense	$22,521	22,359	11,115

Total Interest Paid (1)	$21,206	21,636	9,862
(1)	Includes capitalized interest of $0.3 million during the years ended December 31, 2024 and 2023, respectively, and $0.2 million of capitalized interest during the year ended December 31, 2022.

The Company was in compliance with all of its debt covenants as of December 31, 2024 and 2023.

NOTE 17.       INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the years ended December 31, 2024, 2023, and 2022. Accordingly, the changes in fair value on the interest rate swaps have been classified in accumulated other comprehensive income (loss). The fair value of the interest rate swap agreements are included in other assets and accrued and other liabilities, respectively, on the consolidated balance sheets. Information related to the Company’s interest rate swap agreements are noted below (in thousands):

Hedged Item (1)	Effective Date	Maturity Date	Rate	Amount	Fair Value as of December 31, 2024
2026 Term Loan	3/29/2024	3/10/2026	1.44% + 0.10% + applicable spread	$50,000	$1,543
2026 Term Loan	8/31/2021	3/10/2026	0.70% + 0.10% + applicable spread	$15,000	$593
2026 Term Loan (2)	3/10/2026	3/10/2031	3.80% + 0.10% + applicable spread	$40,000	$236
2027 Term Loan	3/29/2024	1/31/2027	1.35% + 0.10% + applicable spread	$100,000	$5,349
2027 Term Loan (2)	1/31/2027	1/30/2032	3.75% + 0.10% + applicable spread	$60,000	$505
2028 Term Loan	9/30/2022	1/31/2028	3.78% + 0.10% + applicable spread	$50,000	$302
2028 Term Loan	9/30/2022	1/31/2028	3.78% + 0.10% + applicable spread	$50,000	$295
2028 Term Loan (2)	1/31/2028	1/31/2033	3.81% + 0.10% + applicable spread	$60,000	$404
2029 Term Loan	1/31/2023	1/31/2030	3.27% + 0.10% + applicable spread	$50,000	$1,572
2029 Term Loan	1/31/2023	1/31/2030	3.26% + 0.10% + applicable spread	$33,000	$1,057
2029 Term Loan	1/31/2023	1/31/2030	3.36% + 0.10% + applicable spread	$17,000	$470
Credit Facility	2/1/2024	1/31/2028	3.85% + 0.10% + applicable spread	$50,000	$191
(1)	Effective September 30, 2022 the Company converted its existing interest rate swaps from 1-month LIBOR to SOFR.
(2)	The Company entered into forward swaps to further fix interest rates through periods that the Company reasonably expects to extend its current term loans.

The use of interest rate swap agreements carries risks, including the risk that the counterparties to these agreements are not able to perform. To mitigate this risk, the Company enters into interest rate swap agreements with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not currently anticipate that any of the counterparties to the Company’s interest rate swap agreements will fail to meet their obligations. As of December 31, 2024 and 2023, there were no events of default related to the Company's interest rate swap agreements.

NOTE 18.       ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following (in thousands):

	As of
	December 31, 2024	December 31, 2023
Accrued Property Taxes	$2,619	$2,090
Reserve for Tenant Improvements	1,424	1,168
Tenant Security Deposits	2,833	2,301
Accrued Construction Costs	3,988	1,170
Accrued Interest	1,133	773
Environmental Reserve	47	54
Cash Flow Hedge - Interest Rate Swaps	—	4,879
Operating Leases - Liability	293	417
Construction and Other Reserves from Commercial Loans and Investments	2,279	—
Other	6,652	5,521
Total Accrued and Other Liabilities	$21,268	$18,373

Reserve for Tenant Improvements. In connection with recent acquisitions, the Company received, an aggregate $2.3 million from the sellers of the properties for tenant improvement allowances, leasing commissions and other capital improvements. These amounts are included in accrued and other liabilities on the consolidated balance sheets. Through December 31, 2024, payments totaling $0.9 million were made leaving a remaining reserve for tenant improvements of $1.4 million.

NOTE 19.       DEFERRED REVENUE

Deferred revenue consisted of the following (in thousands):

	As of
	December 31, 2024	December 31, 2023
Prepaid Rent	$3,698	$3,723
Interest Reserve from Commercial Loans and Investments	6,067	744
Tenant Contributions	418	733
Total Deferred Revenue	$10,183	$5,200

Interest Reserve from Commercial Loans and Investments. In connection with five of the Company’s commercial loan investments, the borrower has deposited interest and/or real estate tax reserves in accounts held by the Company. Those accounts balances are included in restricted cash on the Company’s consolidated balance sheets with the corresponding liability recorded in deferred revenue as seen above. Pursuant to each respective agreement, interest reserves are either (i) utilized to fund the monthly interest due on the loan or (ii) maintained throughout the term of the loan.

NOTE 20.       STOCK-BASED COMPENSATION

SUMMARY OF STOCK-BASED COMPENSATION

A summary of share activity for all equity classified stock compensation during the year ended December 31, 2024, is presented below.

Type of Award	Shares Outstanding at 1/1/2024	Granted Shares	Vested / Exercised Shares	Expired Shares	Forfeited Shares	Shares Outstanding at 12/31/2024
Equity Classified - Performance Share Awards - Peer Group Market Condition Vesting	237,375	100,391	(85,938)	—	(43,825)	208,003
Equity Classified - Three Year Vest Restricted Shares	216,357	108,391	(75,434)	—	(51,520)	197,794
Total Shares	453,732	208,782	(161,372)	—	(95,345)	405,797

Amounts recognized in the financial statements for stock-based compensation are as follows (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Total Cost of Share-Based Plans Charged Against Income	$3,637	$3,673	$3,232

EQUITY-CLASSIFIED STOCK COMPENSATION

Performance Share Awards – Peer Group Market Condition Vesting

Performance shares have been granted to certain employees under the 2010 Plan. The performance share awards entitle the recipient to receive, upon the vesting thereof, shares of common stock of the Company equal to between 0% and 150% of the number of performance shares awarded. The number of shares of common stock ultimately received by the award recipient is determined based on the Company’s total stockholder return as compared to the total stockholder return of a certain peer group during a three-year performance period. The Company granted a total of 100,391 performance shares during the year ended December 31, 2024.

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

As of December 31, 2024, there was $1.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the outstanding performance share awards, which will be recognized over a remaining weighted average period of 1.7 years.

A summary of the activity for these awards during the years ended December 31, 2024, 2023, and 2022 is presented below:

Performance Shares With Market Conditions	Shares	Wtd. Avg. Fair Value Per Share
Non-Vested at January 1, 2022	234,354	$15.67
Granted	69,168	$20.76
Vested	(73,275)	$16.76
Expired	—	—
Forfeited	—	—
Non-Vested at December 31, 2022	230,247	$16.85
Granted	88,754	$18.10
Vested	(72,141)	$14.17
Expired	—	—
Forfeited	(9,485)	$18.10
Non-Vested at December 31, 2023	237,375	$18.08
Granted	100,391	$15.28
Vested	(85,938)	$15.99
Expired	—	—
Forfeited	(43,825)	$17.67
Non-Vested at December 31, 2024	208,003	$17.68

Three Year Vest Restricted Shares

Restricted shares have been granted to certain employees under the 2010 Plan. Certain of the restricted shares vest on each of the first, second, and third anniversaries of January 28 of the applicable year provided the grantee is an employee of the Company on those dates. Certain other restricted share awards, granted on July 1, 2022, vest entirely on the third anniversary of the grant date, or July 1, 2025, provided the grantee is an employee of the Company on that date. In addition, any unvested portion of the restricted shares will vest upon a change in control. The Company granted a total of 108,391 shares of restricted Company common stock during the year ended December 31, 2024.

During the years ended December 31, 2024, 2023, and 2022 the Company’s determination of the fair value of the three-year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date. Compensation cost is recognized on a straight-line basis over the applicable vesting period.

As of December 31, 2024, there was $1.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three-year vest non-vested restricted shares, which will be recognized over a remaining weighted average period of 1.6 years.

A summary of the activity for these awards during the years ended December 31, 2024, 2023, and 2022 is presented below:

Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value Per Share
Non-Vested at January 1, 2022	154,509	$14.96
Granted	137,448	$19.72
Vested	(72,465)	$14.96
Expired	—	—
Forfeited	(7,413)	$17.01
Non-Vested at December 31, 2022	212,079	$17.97
Granted	96,453	$19.12
Vested	(74,229)	$16.00
Expired	—	—
Forfeited	(17,946)	$19.08
Non-Vested at December 31, 2023	216,357	$19.07
Granted	108,391	$16.31
Vested	(75,434)	$17.80
Expired	—	—
Forfeited	(51,520)	$18.76
Non-Vested at December 31, 2024	197,794	$18.12

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

A summary of the activity for these awards during the years ended December 31, 2024, 2023, and 2022 is presented below:

Non-Qualified Stock Option Awards	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Non-Vested at January 1, 2022	64,623	$14.46
Granted	—	—
Exercised	(64,623)	$14.46
Expired	—	—
Forfeited	—	—
Non-Vested at December 31, 2022	—	$—
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Non-Vested at December 31, 2023	—	$—
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Non-Vested at December 31, 2024	—	$—	—	$—
Exercisable at January 1, 2024	—	$—	—	$—
Exercisable at December 31, 2024	—	$—	—	$—

As of December 31, 2024, there is no unrecognized compensation cost related to non-qualified, non-vested stock option awards.

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

Each non-employee director serving as of the beginning of each calendar year shall receive an annual award of the Company’s common stock. The value of such award totaled $62,500 for the year ended December 31, 2024, and $35,000 for the years ended December 31, 2023, and 2022 (the “Annual Award”). The number of shares awarded is calculated based on the trailing 20-day average price of the Company’s common stock as of the date two business days prior to the date of the award, rounded down to the nearest whole number of shares. Commencing in 2021, non-employee directors no longer receive meeting fees, but receive additional retainers for service on Board committees, as set forth in the Company’s Non-Employee Director Compensation Policy available on the Company’s website (www.ctoreit.com).

During the years ended December 31, 2024, 2023, and 2022, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.7 million, or 38,068 shares, $0.4 million or 25,147 shares, and $0.5 million or 25,034 shares, respectively. The expense recognized during the years ended December 31, 2024, 2023, and 2022 includes the Annual Award received during the first quarter of each year.

NOTE 21.       INCOME TAXES

The Company elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2020. The Company believes that, commencing with such taxable year, it has been organized and has operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws. The Company intends to continue to operate in such a manner. As a REIT, the Company will be subject to U.S. federal and state income taxation at corporate rates on its net taxable income; the Company, however, may claim a deduction for the amount of dividends paid to its stockholders. Amounts distributed as dividends by the Company will be subject to taxation at the stockholder level only. While the Company must distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to qualify as a REIT, the Company intends to distribute all of its net taxable income. The Company is allowed certain other non-cash deductions or adjustments, such as depreciation expense, when computing its REIT taxable income and distribution requirement. These deductions permit the Company to reduce its dividend payout requirement under U.S. federal income tax laws. Certain states may impose minimum franchise taxes. To comply with certain REIT requirements, the Company holds certain of its non-REIT assets and operations through taxable REIT subsidiaries (“TRSs”) and subsidiaries of TRSs, which are subject to applicable U.S. federal, state and local corporate income tax on their taxable income. For the taxable years ended December 31, 2023 and 2022, the Company held a total of two TRSs, each subject to taxation and the separate filing of its corporate income tax returns. As of January 1, 2024, the Company consolidated its TRSs into one TRS subject to taxation and the filing of a single corporate income tax return.

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

Total income tax benefit (expense) is summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Income Tax Benefit (Expense)	$339	$(604)	$2,830

The provisions for income tax benefit (expense) are summarized as follows (in thousands):

	2024		2023		2022
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$(119)	$405	$(83)	$(427)	$(183)	$2,571
State	—	53	—	(94)	—	442
Total	$(119)	$458	$(83)	$(521)	$(183)	$3,013

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

The sources of these differences and the related deferred income tax assets (liabilities) are summarized as follows (in thousands):

	Deferred Tax
	2024	2023
Deferred Income Tax Assets
Capital Loss Carryforward	$1,506	$1,663
Net Operating Loss Carryforward	2,499	2,277
Gross Deferred Income Tax Assets	4,005	3,940
Less - Valuation Allowance	(1,506)	(1,663)
Net Deferred Income Tax Assets	2,499	2,277
Deferred Income Tax Liabilities
Unrealized Gain on Investment Securities	(32)	(240)
Basis Differences in Mitigation Credit Assets	—	(28)
Total Deferred Income Tax Liabilities	(32)	(268)
Net Deferred Income Tax Liabilities	$2,467	$2,009

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. We consider past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2024 and 2023, the Company had $2.5 million and $2.3 million in deferred tax assets related to net operating loss (“NOL”) carryforwards, respectively. The Tax Cuts and Jobs Act allows for indefinite carryforwards for all NOLs generated in taxable years beginning after December 31, 2017. Accordingly, as of December 31, 2024 and 2023, no valuation allowance was considered necessary related to the Company’s NOL carryforwards. As of December 31, 2024 and 2023, the Company had a capital loss carryforward totaling $5.9 million and $6.6 million, respectively. Although the Company utilized $0.6 million and $0.7 million of the capital loss carryforwards during the years ended December 31, 2024 and 2023, respectively, the Company does not currently anticipate being able to fully utilize the remaining capital loss carryforward and accordingly, has allowed for the $1.5 million and $1.7 million deferred tax asset in full as of December 31, 2024 and 2023, respectively.

Following is a reconciliation of the income tax computed at the federal statutory rate of 21% for 2024, 2023, and 2022, individually, for continuing operations (in thousands):

	Year Ended December 31,
	2024		2023		2022
Income Tax Benefit (Expense) Computed at Federal Statutory Rate	$384	16.7%	$(353)	(5.8)%	$2,795	852.1%
Increase (Decrease) Resulting from:
State Income Tax, Net of Federal Income Tax Benefit	101	4.4%	(92)	(1.5)%	593	180.8%
Income Tax on Permanently Non-Deductible Items	(153)	(6.6)%	(158)	(2.6)%	(484)	(147.6)%
Income Tax on Capital Gains offsetting Capital Loss Carryforward	157	6.8%	113	1.8%	—	0.0%
Valuation Allowance	—	0.0%	—	0.0%	—	0.0%
Other Reconciling Items	(150)	(6.5)%	(114)	(1.9)%	(74)	(22.6)%
Benefit (Expense) for Income Taxes	$339	14.7%	$(604)	(9.8)%	$2,830	862.8%

The effective income tax rate assumes a blended rate for estimated state and local taxes on its income and property. The effective income tax rate for the years ended December 31, 2024, 2023, and 2022 was 14.7%, (9.8)%, and 862.8%, respectively. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. There were no discrete events during the years ended December 31, 2024, 2023 or 2022.

For prior taxable years through the year ended December 31, 2023, the Company has filed a consolidated income tax return in the United States Federal jurisdiction, and in all required states. The Internal Revenue Service (“IRS”) has audited the federal tax returns through the year 2012, with all proposed adjustments settled. The Florida Department of Revenue has audited the Florida tax returns through the year 2014, with all proposed adjustments settled. For the years ended December 31, 2024, 2023, and 2022, the Company recognized no uncertain tax positions or accrued interest and penalties for uncertain tax positions. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision (benefit) in the applicable period.

Income taxes totaling $0.2 million, $0.3 million, and $0.1 million were paid during the years ended December 31, 2024, 2023, and 2022, respectively. Additionally, income taxes totaling $0.3 million and $0.4 million were refunded during the years ended December 31, 2024 and 2023, respectively, with no income taxes refunded during the year ended December 31, 2022.

NOTE 22.       COMMITMENTS AND CONTINGENCIES

MINIMUM FUTURE RENTAL PAYMENTS

The Company leases, as lessee, certain equipment under operating leases. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2024, are summarized as follows (in thousands):

Year Ending December 31,	Amounts
2025	$119
2026	112
2027	114
2028	1
2029	—
2030 and Thereafter (Cumulative)	—
Total Lease Payments	$346
Imputed Interest	(53)
Operating Leases - Liability	$293

Rental expense under all operating leases amounted to $0.1 million for each of the years ended December 31, 2024, 2023, and 2022.

LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

CONTRACTUAL COMMITMENTS – EXPENDITURES

The Company has committed to fund the following capital improvements. The improvements, which are related to several properties, are estimated to be generally completed within twelve months. These commitments, as of December 31, 2024, are as follows (in thousands):

As of December 31, 2024
Total Commitment (1)	$17,608
Less Amount Funded	(2,681)
Remaining Commitment	$14,927
(1)	Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

As of December 31, 2024, we have no other contractual requirements to make capital expenditures.

The Company is committed to fund one construction loan, for the Whole Foods Market anchored development in Forsyth County, Georgia, as described in Note 4, “Commercial Loans and Investments” in the Notes to the Financial Statements. The unfunded portion of the construction loan totaled $36.1 million as of December 31, 2024.

NOTE 23.       BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, management services, commercial loans and investments, and real estate operations. The management services segment consists of the revenue generated from managing PINE, the Portfolio Management Agreement and the Subsurface Management Agreement, as described further in Note 5, “Management Services Business”

Our income property operations consist of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 88% and 90% of our identifiable assets as of December 31, 2024 and 2023, respectively, and 88.8%, 88.6%, and 83.6%, of our consolidated revenues for the years ended December 31, 2024, 2023, and 2022, respectively. Our management fee income consists primarily of the management fees earned for the management of PINE during the three years ended December 31, 2024, 2023, and 2022, as well as from the Portfolio Management Agreement during the years ended December 31, 2024 and 2023 and the Subsurface Management Agreement during the year ended December 31, 2024. As of December 31, 2024, our commercial loan and investment portfolio consisted of five commercial loan investments and two preferred equity investments which are classified as commercial loan investments. Our real estate operations consists of revenues generated from the sale of and royalty income related to our interests in subsurface oil, gas, and mineral rights, and the sale of mitigation credits.

The Company evaluates segment performance based on operating income. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in different segments for the year ended December 31, 2024 is as follows (in thousands):

	For the Year Ended December 31, 2024
	Income Properties	Management Services	Commercial Loans and Investments	Real Estate Operations	Total
Revenues:
Income Properties	$110,591	$—	$—	$—	$110,591
Management Fee Income	—	4,590	—	—	4,590
Interest Income From Commercial Loans and Investments	—	—	7,357	—	7,357
Real Estate Operations	—	—	—	1,981	1,981
Total Revenues for Reportable Segments	$110,591	$4,590	$7,357	$1,981	$124,519

Operating Expenses:
Income Properties	$(31,785)	$—	$—	$—	$(31,785)
Real Estate Operations	—	—	—	(1,437)	(1,437)
Total Revenues Less Direct Costs of Revenues	$78,806	$4,590	$7,357	$544	$91,297
Provision for Impairment	—	—	(676)	—	(676)
Depreciation and Amortization - Real Estate	(64,981)	—	—	—	(64,981)
Total Revenues Less Operating Expenses for Reportable Segments	$13,825	$4,590	$6,681	$544	$25,640
Gain on Disposition of Assets	3,763	—	—	4,545	8,308
Net Income From Operations for Reportable Segments	$17,588	$4,590	$6,681	$5,089	$33,948

Reconciliation to Consolidated Net Loss
General and Administrative Expenses					(16,269)
Investment and Other Income					2,606
Interest Expense					(22,521)
Depreciation and Amortization - Other					(68)
Net Loss Before Income Tax Benefit					$(2,304)
Income Tax Benefit					339
Net Loss Attributable to the Company					$(1,965)

Information about the Company’s operations in different segments for the year ended December 31, 2023 is as follows (in thousands):

	For the Year Ended December 31, 2023
	Income Properties	Management Services	Commercial Loans and Investments	Real Estate Operations	Total
Revenues:
Income Properties	$96,663	$—	$—	$—	$96,663
Management Fee Income	—	4,388	—	—	4,388
Interest Income From Commercial Loans and Investments	—	—	4,084	—	4,084
Real Estate Operations	—	—	—	3,984	3,984
Total Revenues for Reportable Segments	$96,663	$4,388	$4,084	$3,984	$109,119

Operating Expenses:
Income Properties	$(28,455)	$—	$—	$—	$(28,455)
Real Estate Operations	—	—	—	(1,723)	(1,723)
Total Revenues Less Direct Costs of Revenues	$68,208	$4,388	$4,084	$2,261	$78,941
Provision for Impairment	(929)	—	(627)	—	(1,556)
Depreciation and Amortization - Real Estate	(44,107)	—	—	—	(44,107)
Total Revenues Less Operating Expenses for Reportable Segments	$23,172	$4,388	$3,457	$2,261	$33,278
Gain on Disposition of Assets	7,543	—	—	—	7,543
Net Income From Operations for Reportable Segments	$30,715	$4,388	$3,457	$2,261	$40,821

Reconciliation to Consolidated Net Income
General and Administrative Expenses					(14,249)
Investment and Other Income					1,987
Interest Expense					(22,359)
Depreciation and Amortization - Other					(66)
Net Income Before Income Tax Expense					$6,134
Income Tax Expense					(604)
Net Income Attributable to the Company					$5,530

Information about the Company’s operations in different segments for the year ended December 31, 2022 is as follows (in thousands):

	For the Year Ended December 31, 2022
	Income Properties	Management Services	Commercial Loans and Investments	Real Estate Operations	Total
Revenues:
Income Properties	$68,857	$—	$—	$—	$68,857
Management Fee Income	—	3,829	—	—	3,829
Interest Income From Commercial Loans and Investments	—	—	4,172	—	4,172
Real Estate Operations	—	—	—	5,462	5,462
Total Revenues for Reportable Segments	$68,857	$3,829	$4,172	$5,462	$82,320

Operating Expenses:
Income Properties	$(20,364)	$—	$—	$—	$(20,364)
Real Estate Operations	—	—	—	(2,493)	(2,493)
Total Revenues Less Direct Costs of Revenues	$48,493	$3,829	$4,172	$2,969	$59,463
Provision for Impairment	—	—	—	—	—
Depreciation and Amortization - Real Estate	(28,799)	—	—	—	(28,799)
Total Revenues Less Operating Expenses for Reportable Segments	$19,694	$3,829	$4,172	$2,969	$30,664
Gain (Loss) on Disposition of Assets	3,869	—	802	(11,713)	(7,042)
Net Income From Operations for Reportable Segments	$23,563	$3,829	$4,974	$(8,744)	$23,622

Reconciliation to Consolidated Net Income
General and Administrative Expenses					(12,899)
Investment and Other Income					776
Interest Expense					(11,115)
Depreciation and Amortization - Other					(56)
Net Income Before Income Tax Benefit					$328
Income Tax Benefit					2,830
Net Income Attributable to the Company					$3,158

Capital expenditures of each segment as of December 31, 2024, 2023, and 2022 are as follows (in thousands):

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Capital Expenditures:
Income Properties	$241,859	$102,688	$331,754
Commercial Loans and Investments	63,930	32,869	53,369
Corporate and Other	39	261	42
Total Capital Expenditures	$305,828	$135,818	$385,165

Identifiable assets of each segment as of December 31, 2024 and 2023 are as follows (in thousands):

	As of
	December 31, 2024	December 31, 2023
Identifiable Assets:
Income Properties	$1,039,466	$887,345
Management Services	1,481	1,395
Commercial Loans and Investments	105,763	62,099
Real Estate Operations	611	2,343
Corporate and Other	34,323	36,486
Total Assets	$1,181,644	$989,668

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

The Management Services and Real Estate Operations segments had no capital expenditures during the years ended December 31, 2024, 2023 or 2022.

NOTE 24.     SUBSEQUENT EVENTS

Subsequent events and transactions were evaluated through February 20, 2025, the date the consolidated financial statements were issued. There were no reportable subsequent events or transactions.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2024

(In thousands)

				Costs Capitalized
		Initial Cost to Company		Subsequent to Acquisition
Description	Encumbrances	Land	Buildings & Improvements	Improvements	Carrying Costs
Income Properties:
Crabby's Oceanside, Daytona Beach, FL	—	5,836	4,249	260	—
LandShark Bar & Grill, Daytona Beach, FL	—	5,836	4,577	10	—
Fidelity, Albuquerque, NM	—	5,739	29,537	12	—
The Strand at St. Johns Town Center, Jacksonville, FL	—	12,551	36,431	1,324	—
Crossroads Towne Center, Chandler, AZ	—	5,842	38,881	157	—
Ashford Lane, Atlanta, GA	—	37,717	33,422	28,595	—
The Shops at Legacy, Plano, TX	—	22,008	39,001	1,264	—
Beaver Creek Crossings, Apex, NC	—	21,391	39,194	888	—
369 N. New York Ave., Winter Park, FL	—	8,537	6,023	2,497	—
The Exchange at Gwinnett, Buford, GA	—	6,980	38,100	59	—
Price Plaza, Katy, TX	—	15,633	17,978	1,114	—
Madison Yards, Atlanta, GA	—	19,780	47,938	615	—
West Broad Village, Glen Allen, VA	—	13,647	65,829	3,296	—
Collection at Forsyth, Cummings, GA	—	13,329	75,286	4,180	—
MainStreet Portfolio, Daytona Beach, FL	—	3,504	1,422	257	—
Plaza at Rockwall, Rockwall, TX	—	14,793	42,391	539	—
Marketplace at Seminole Towne Center, Sanford, FL	—	12,555	50,336	98	—
Carolina Pavilion, Charlotte, NC	—	18,666	64,106	19	—
Lake Brandon Village, Brandon, FL	—	4,426	9,718	—	—
Millenia Crossing, Orlando, FL	—	4,971	18,957	—	—
Granada Plaza, Dunedin, FL	—	4,007	11,921	—	—
	$—	$257,748	$675,297	$45,183	$—
(1)	The aggregate cost, net of deferred tax liabilities, of Income Properties, Land, Buildings, and Improvements for Federal income tax purposes at December 31, 2024 is approximately $760.5 million.

Gross Amount at Which

Carried at Close of Period

December 31, 2024

(In thousands)

	Land	Buildings	Total	Accumulated Depreciation	Date of Completion of Construction	Date Acquired	Life
Income Properties:
Crabby's Oceanside, Daytona Beach, FL	5,836	4,509	10,345	1,567	01/25/18	N/A	40 Yrs.
LandShark Bar & Grill, Daytona Beach, FL	5,836	4,587	10,423	1,567	01/25/18	N/A	40 Yrs.
Fidelity, Albuquerque, NM	5,739	29,549	35,288	7,028	N/A	10/4/2018	45 Yrs.
The Strand at St. Johns Town Center, Jacksonville, FL	12,551	37,755	50,306	7,602	N/A	12/9/2019	48 Yrs.
Crossroads Towne Center, Chandler, AZ	5,842	39,038	44,880	6,646	N/A	1/24/2020	35 Yrs.
Ashford Lane, Atlanta, GA	37,717	62,017	99,733	8,326	N/A	3/18/2020	36 Yrs.
The Shops at Legacy, Plano, TX	22,008	40,265	62,273	9,882	N/A	6/23/2021	32 Yrs.
Beaver Creek Crossings, Apex, NC	21,391	40,082	61,473	6,205	N/A	12/2/2021	30 Yrs.
369 N. New York Ave., Winter Park, FL	8,537	8,520	17,057	890	N/A	12/20/2021	30 Yrs.
The Exchange at Gwinnett, Buford, GA	6,980	38,159	45,139	3,116	N/A	12/30/2021	45 Yrs.
Price Plaza, Katy, TX	15,633	19,092	34,725	3,157	N/A	3/3/2022	25 Yrs.
Madison Yards, Atlanta, GA	19,780	48,553	68,333	3,488	N/A	7/8/2022	42 Yrs.
West Broad Village, Glen Allen, VA	13,647	69,125	82,772	6,819	N/A	10/14/2022	40 Yrs.
Collection at Forsyth, Cummings, GA	13,329	79,466	92,795	8,884	N/A	12/29/2022	31 Yrs.
MainStreet Portfolio, Daytona Beach, FL	3,504	1,679	5,183	230	N/A	12/29/2022	25 Yrs.
Plaza at Rockwall, Rockwall, TX	14,793	42,930	57,723	3,435	N/A	6/9/2023	40 Yrs.
Marketplace at Seminole Towne Center, Sanford, FL	12,555	50,434	62,989	1,408	N/A	3/20/2024	45 Yrs.
Carolina Pavilion, Charlotte, NC	18,666	64,125	82,791	1,927	N/A	8/20/2024	25 Yrs.
Lake Brandon Village, Brandon, FL	4,426	9,718	14,144	296	N/A	8/20/2024	20 Yrs.
Millenia Crossing, Orlando, FL	4,971	18,957	23,928	359	N/A	8/20/2024	40 Yrs.
Granada Plaza, Dunedin, FL	4,007	11,921	15,928	32	N/A	12/16/2024	35 Yrs.

	$257,748	$720,480	$978,228	$82,864

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2024

(In thousands)

	2024	2023	2022
Cost:
Balance at Beginning of Year	$781,621	$763,959	$521,260
Additions and Improvements	227,843	97,772	281,562
Cost of Real Estate Sold	(31,236)	(80,110)	(38,863)
Balance at End of Year	$978,228	$781,621	$763,959

Accumulated Depreciation:
Balance at Beginning of Year	51,425	35,512	23,936
Depreciation and Amortization	34,063	25,664	16,262
Depreciation on Real Estate Sold	(2,624)	(9,751)	(4,686)
Balance at End of Year	$82,864	$51,425	$35,512

Reconciliation to Consolidated Balance Sheet at December 31, 2024:
Income Properties, Land, Buildings, and Improvements	$978,228	$781,621
	978,228	781,621
Cost Basis of Assets Classified as Held for Sale on Balance Sheet	—	—
Total Per Schedule	$978,228	$781,621

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

FOR THE YEAR ENDED DECEMBER 31, 2024

(In thousands)

There was a portfolio of five commercial loan investments and two preferred equity investments which are classified as a commercial loan investments as of December 31, 2024 (in thousands).

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amounts of Mortgages (2)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Preferred Investment – Watters Creek – Allen, TX	9.00%	April 2027	Monthly Interest Payments	$—	$30,000	$29,987	$—
Mortgage Note – Founders Square – Dallas, TX	8.75%	March 2026	Monthly Interest Payments	—	15,000	14,942	—
Promissory Note – Main Street – Daytona Beach, FL	7.00%	May 2033	Monthly Interest Payments	—	400	400	—
Construction Loan - Hypoluxo - Lake Worth, FL	11.00%	June 2026	Monthly Interest Payments	—	5,638	5,598	—
Series A Preferred Investment	14.00%	July 2029	Monthly Interest Payments	—	10,000	9,910	—
Mortgage Note - Rivana - Herndon, VA	11.00%	September 2027	Monthly Interest Payments	—	42,000	41,530	—
Construction Loan - Whole Foods - Forsyth, GA	12.15%	November 2027	Monthly Interest Payments	—	40,200	3,748	—

Totals				$—	$143,238	$106,115	$—
CECL Reserve						(1,072)
Total Commercial Loans and Investments						$105,043

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

FOR THE YEAR ENDED DECEMBER 31, 2024 (continued)

(In thousands)

The following represents the activity within the Company’s commercial loans and investments segment for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Balance at Beginning of Year	$61,849	$31,908	$39,095
Additions During the Year:
New Mortgage Loans	63,273	32,711	53,282
Collection of Origination Fees	656	158	87
Accretion of Origination Fees (1)	276	137	174
Gain on Sale of Loans	—	—	807
Imputed Interest Over Rent Payments on Ground Lease Loan	—	—	97
Deductions During the Year:
Collection of Principal	(20,335)	(986)	(61,634)
Foreclosure	—	(1,452)	—
Impairment / CECL Reserve	(676)	(627)	—
Balance at End of Year	$105,043	$61,849	$31,908
(1)	Non-cash accretion of loan origination fees.
(2)	The aggregate carrying amount of mortgages for Federal income tax purposes at December 31, 2024 totaled $107.2 million.