Form 10-Q
period 2025-03-31
CTO Realty Growth, Inc.
filed 2025-05-01
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 24, 2025, there were 32,934,716 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CTO REALTY GROWTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	(Unaudited) March 31, 2025	December 31, 2024
ASSETS
Real Estate:
Land, at Cost	$283,764	$257,748
Building and Improvements, at Cost	764,380	720,480
Other Furnishings and Equipment, at Cost	898	883
Construction in Process, at Cost	2,968	5,091
Total Real Estate, at Cost	1,052,010	984,202
Less, Accumulated Depreciation	(91,199)	(82,864)
Real Estate—Net	960,811	901,338
Land and Development Costs	300	300
Intangible Lease Assets—Net	88,931	79,198
Investment in Alpine Income Property Trust, Inc.	39,501	39,666
Commercial Loans and Investments	105,000	105,043
Cash and Cash Equivalents	8,428	9,017
Restricted Cash	6,936	8,344
Refundable Income Taxes	35	70
Deferred Income Taxes—Net	2,494	2,467
Other Assets—See Note 11	31,467	36,201
Total Assets	$1,243,903	$1,181,644
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$1,741	$3,278
Accrued and Other Liabilities—See Note 17	19,996	21,268
Deferred Revenue—See Note 18	8,699	10,183
Intangible Lease Liabilities—Net	17,368	15,124
Long-Term Debt—Net	602,216	518,993
Total Liabilities	650,020	568,846
Commitments and Contingencies—See Note 21
Stockholders’ Equity:
Preferred Stock – 100,000,000 shares authorized; $0.01 par value, 6.375% Series A Cumulative Redeemable Preferred Stock, $25.00 Per Share Liquidation Preference, 4,713,069 shares issued and outstanding at March 31, 2025 and 4,713,069 shares issued and outstanding at December 31, 2024	47	47
Common Stock – 500,000,000 shares authorized; $0.01 par value, 31,842,732 shares issued and outstanding at March 31, 2025 and 31,673,479 shares issued and outstanding at December 31, 2024	318	317
Additional Paid-In Capital	368,000	367,828
Retained Earnings	220,272	232,089
Accumulated Other Comprehensive Income	5,246	12,517
Total Stockholders’ Equity	593,883	612,798
Total Liabilities and Stockholders’ Equity	$1,243,903	$1,181,644

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended
	March 31,	March 31,
	2025	2024
Revenues
Income Properties	$31,672	$24,623
Management Fee Income	1,178	1,105
Interest Income From Commercial Loans and Investments	2,961	1,351
Real Estate Operations	—	1,048
Total Revenues	35,811	28,127
Direct Cost of Revenues
Income Properties	(8,891)	(6,753)
Real Estate Operations	—	(819)
Total Direct Cost of Revenues	(8,891)	(7,572)
General and Administrative Expenses	(4,683)	(4,216)
Provision for Impairment	—	(48)
Depreciation and Amortization	(14,364)	(10,931)
Total Operating Expenses	(27,938)	(22,767)
Gain on Disposition of Assets	—	9,163
Other Gain	—	9,163
Total Operating Income	7,873	14,523
Investment and Other Income (Loss)	575	(3,259)
Interest Expense	(6,136)	(5,529)
Income Before Income Tax Benefit	2,312	5,735
Income Tax Benefit (Expense)	(51)	107
Net Income Attributable to the Company	2,261	5,842
Distributions to Preferred Stockholders	(1,878)	(1,187)
Net Income Attributable to Common Stockholders	$383	$4,655

Per Share Information—See Note 13:
Basic Net Income Attributable to Common Stockholders	$0.01	$0.21
Diluted Net Income Attributable to Common Stockholders	$0.01	$0.20

Weighted Average Number of Common Shares
Basic	31,552,973	22,551,241
Diluted	31,595,431	26,057,652

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024
Net Income Attributable to the Company	$2,261	$5,842
Other Comprehensive Income (Loss):
Cash Flow Hedging Derivative - Interest Rate Swaps	(7,271)	7,513
Total Other Comprehensive Income (Loss)	(7,271)	7,513
Total Comprehensive Income (Loss)	$(5,010)	$13,355

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

For the three months ended March 31, 2025:

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders' Equity
Balance January 1, 2025	$47	$317	$367,828	$232,089	$12,517	$612,798
Net Income Attributable to the Company	—	—	—	2,261	—	2,261
Vested Restricted Stock and Performance Shares	—	1	(1,035)	—	—	(1,034)
Stock Issuance to Directors	—	—	401	—	—	401
Payment of Equity Issuance Costs	—	—	(75)	—	—	(75)
Stock-Based Compensation Expense	—	—	881	—	—	881
Preferred Stock Dividends Declared for the Period	—	—	—	(1,878)	—	(1,878)
Common Stock Dividends Declared for the Period	—	—	—	(12,200)	—	(12,200)
Other Comprehensive Loss	—	—	—	—	(7,271)	(7,271)
Balance March 31, 2025	$47	$318	$368,000	$220,272	$5,246	$593,883

For the three months ended March 31, 2024:

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders' Equity
Balance January 1, 2024	$30	$226	$168,435	$281,944	$6,891	$457,526
Net Income Attributable to the Company	—	—	—	5,842	—	5,842
Stock Repurchase	—	—	(664)	—	—	(664)
Vested Restricted Stock and Performance Shares	—	1	(1,275)	—	—	(1,274)
Stock Issuance to Directors	—	—	380	—	—	380
Stock Issuance, Net of Equity Issuance Costs	—	2	2,062		—	2,064
Stock-Based Compensation Expense	—	—	986	—	—	986
Preferred Stock Dividends Declared for the Period	—	—	—	(1,187)	—	(1,187)
Common Stock Dividends Declared for the Period	—	—	—	(8,945)	—	(8,945)
Other Comprehensive Income	—	—	—	—	7,513	7,513
Balance March 31, 2024	$30	$229	$169,924	$277,654	$14,404	$462,241

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash Flow from Operating Activities:
Net Income Attributable to the Company	$2,261	$5,842
Adjustments to Reconcile Net Income Attributable to the Company to Net Cash Provided by Operating Activities:
Depreciation and Amortization	14,364	10,931
Amortization of Intangible Assets and Liabilities to Income Property Revenue	(449)	474
Amortization of Deferred Financing Costs to Interest Expense	328	256
Amortization of Discount on Convertible Debt	39	40
Gain on Disposition of Real Estate and Intangible Lease Assets and Liabilities	—	(4,618)
Gain on Disposition of Subsurface Interests	—	(4,545)
Provision for Impairment	—	48
Accretion of Commercial Loans and Investments Origination Fees	(164)	(33)
Non-Cash Imputed Interest	(5)	(7)
Deferred Income Taxes	(27)	(181)
Unrealized Loss on Investment Securities	165	4,657
Non-Cash Compensation	1,283	1,387
Decrease (Increase) in Assets:
Refundable Income Taxes	35	219
Land and Development Costs	—	(54)
Mitigation Credits and Mitigation Credit Rights	—	508
Other Assets	(722)	(1,888)
Increase (Decrease) in Liabilities:
Accounts Payable	(1,539)	(120)
Accrued and Other Liabilities	(3,774)	(1,249)
Deferred Revenue	(1,484)	90
Net Cash Provided By Operating Activities	10,311	11,757
Cash Flow from Investing Activities:
Acquisition of Real Estate and Intangible Lease Assets and Liabilities	(80,022)	(71,117)
Investments in and Improvements to Real Estate	(854)	(2,295)
Acquisition of Commercial Loans and Investments	(1,431)	(6,575)
Proceeds from Disposition of Property, Plant, and Equipment, Net	—	19,527
Proceeds from Disposition of Subsurface Interests	—	4,974
Principal Payments Received on Commercial Loans and Investments	1,638	1,857
Proceeds from the Sale of Investment Securities	—	1,655
Net Cash Used In Investing Activities	(80,669)	(51,974)
Cash Flow From Financing Activities:
Proceeds from Long-Term Debt	93,000	56,000
Payments on Long-Term Debt	(10,000)	(9,500)
Cash Paid for Loan Fees	(45)	(3)
Cash Received for the Exercise of Stock Options and Common Stock Issuance	401	380
Cash Used to Purchase Common and Preferred Stock	—	(664)
Cash Paid for Vesting of Restricted Stock	(1,034)	(1,274)
Proceeds from (Cash Paid for) Issuance of Common and Preferred Stock, Net	(75)	2,064
Dividends Paid - Preferred Stock	(1,878)	(1,187)
Dividends Paid - Common Stock	(12,008)	(8,601)
Net Cash Provided By Financing Activities	68,361	37,215
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(1,997)	(3,002)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	17,361	17,819
Cash, Cash Equivalents and Restricted Cash, End of Period	$15,364	$14,817

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$8,428	$6,760
Restricted Cash	6,936	8,057
Total Cash	$15,364	$14,817

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Taxes, Net of Refunds Received	$—	$(193)
Cash Paid for Interest (1)	$5,300	$4,751
Capitalized Interest	$—	$75

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Gain (Loss) on Cash Flow Hedges	$(7,271)	$7,513
Common Stock Dividends Declared and Unpaid	$192	$344

(1)     Includes capitalized interest of $0.1 million during the three months ended March 31, 2024, with no interest being capitalized during the three months ended March 31, 2025.

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

As of March 31, 2025, we own and manage, sometimes utilizing third-party property management companies, 24 commercial real estate properties in seven states in the United States, comprising 5.2 million square feet of gross leasable space. In addition to our income property portfolio, as of March 31, 2025, our business included the following:

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

Investment in PINE: Our business also includes our investment in PINE. As of March 31, 2025, the fair value of our investment totaled $39.5 million, or 15.1% of PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business, properties, and other matters. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and the results of operations for the interim periods.

The results of operations for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other entities in which we have a controlling interest. Any real estate entities or properties included in the consolidated financial statements have been consolidated only for the periods that such entities or properties were owned or under control by us. All inter-company balances and transactions have been eliminated in the consolidated financial statements. As of March 31, 2025, the Company has an equity investment in PINE.

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

Real Estate

The Company’s real estate assets are stated at cost, less accumulated depreciation and amortization. Such assets are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to the applicable property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the Company’s consolidated statement of operations. The amount of depreciation of real estate, exclusive of amortization related to intangible assets, recognized for the three months ended March 31, 2025 and March 31, 2024, was $8.3 million and $6.4 million, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of March 31, 2025 and December 31, 2024 include certain amounts over the Federal Deposit Insurance Corporation limits.

Restricted Cash

Restricted cash totaled $6.9 million at March 31, 2025, which is being held in five reserve accounts related to the Company’s commercial loans and investments for interest, real estate tax and/or construction costs.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at March 31, 2025 and December 31, 2024, approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s Credit Facility (hereinafter defined) as of March 31, 2025 and December 31, 2024, approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s fixed rate commercial loans and investments, the 2026 Term Loan (hereinafter defined), the 2027 Term Loan (hereinafter defined), the 2028 Term Loan (hereinafter defined), the 2029 Term Loan (hereinafter defined), mortgage note, and convertible debt held as of March 31, 2025 and December 31, 2024 are measured at fair value based on current market rates for financial instruments with similar risks and maturities (see Note 8, “Fair Value of Financial Instruments”).

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

Accounts Receivable

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of accrued tenant reimbursable expenses and other tenant receivables. Receivables related to income property tenants totaled $3.8 million and $3.7 million as of March 31, 2025 and December 31, 2024, respectively.

The collectability of the aforementioned receivables shall be considered and adjusted through an allowance for doubtful accounts which is included in income property revenue on the consolidated statements of operations. As of March 31, 2025 and December 31, 2024, the Company’s allowance for doubtful accounts totaled $2.1 million and $1.9 million, respectively.

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

Income Taxes

The Company elected to be taxed as a REIT for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its taxable year ended December 31, 2020. The Company believes that, commencing with such taxable year, it has been organized and has operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws. The Company intends to continue to operate in such a manner. As a REIT, the Company will be subject to U.S. federal and state income taxation at corporate rates on its net taxable income; the Company, however, may claim a deduction for the amount of dividends paid to its stockholders. Amounts distributed as dividends by the Company will be subject to taxation at the stockholder level only. While the Company must distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to qualify as a REIT, the Company intends to distribute all of its net taxable income. The Company is allowed certain other non-cash deductions or adjustments, such as depreciation expense, when computing its REIT taxable income and distribution requirement. These deductions permit the Company to reduce its dividend payout requirement under U.S. federal income tax laws. Certain states may impose minimum franchise taxes. To comply with certain REIT requirements, the Company holds certain of its non-REIT assets and operations through a TRS and subsidiaries of a TRS, which are subject to applicable U.S. federal, state and local corporate income tax on their taxable income. As of January 1, 2024, the Company owns one TRS, which is subject to federal and applicable state income taxation. The TRS is required to file a separate corporate income tax return.

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

The Company also has certain properties within our income property portfolio that make up more than 10% of our geographic concentration and/or revenues, as described below:

●	Square Footage Concentrations. As of March 31, 2025, a total of 32%, 19%, 17% and 17% of the Company’s income property portfolio, based on square footage, were located in the states of Georgia, North Carolina, Texas, and Florida, respectively. As of December 31, 2024, a total of 23%, 22%, 19%, and 19% of the Company’s income property portfolio, based on square footage, were located in the states of Georgia, North Carolina, Texas, and Florida, respectively.
●	Tenant Concentrations. We did not have any tenants that accounted for more than 10% of total revenues during the three months ended March 31, 2025 or 2024.
●	Base Rent Concentrations. A total of 37%, 18%, 14%, and 14% of our base rent revenue during the three months ended March 31, 2025 was generated from tenants located in Georgia, Florida, North Carolina and Texas, respectively. A total of 35%, 18%, 17%, and 11% of our base rent revenue during the three months ended March 31, 2024 was generated from tenants located in Georgia, Texas, Florida, and Virginia, respectively.

Recently Issued Accounting Standards

Income Taxes. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires annual disclosure of specific categories in the rate reconciliation and the provision of additional information for reconciling items that meet a quantitative threshold within the rate reconciliation. In addition, ASU 2023-09 requires annual disclosure of income taxes paid disaggregated by federal, state and foreign jurisdictions as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis, however early adoption and retrospective application is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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

The components of leasing revenue are as follows (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Leasing Revenue
Lease Payments	$23,926	$18,501
Variable Lease Payments	7,746	6,122
Total Leasing Revenue	$31,672	$24,623

Minimum future base rental receipts under non-cancelable operating leases, excluding percentage rent and other lease payments that are not fixed and determinable, having remaining terms in excess of one year subsequent to March 31, 2025, are summarized as follows (in thousands):

Year Ending December 31,	Amounts
Remainder of 2025	$73,759
2026	90,618
2027	77,699
2028	63,878
2029	47,533
2030	38,375
2031 and Thereafter (Cumulative)	101,912
Total	$493,774

2025 Acquisitions. During the three months ended March 31, 2025, the Company acquired Ashley Park, a multi-tenant income property located in Newnan, GA, for a purchase price of $79.5 million, or a total acquisition cost of $80.0 million, including capitalized acquisition costs. Ashley Park comprises approximately 559,000 square feet, was 92% occupied at acquisition, and had a weighted average remaining lease term of 4.1 years at acquisition. Of the total acquisition costs, $26.0 million was allocated to land, $40.9 million to buildings and improvements, $16.8 million to intangible assets pertaining to the in-place lease value, leasing costs, and above market lease value and $3.7 million to intangible liabilities for the below market lease value.

2025 Dispositions. No income properties were disposed of during the three months ended March 31, 2025.

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

2025 Activity. During the three months ended March 31, 2025, no new commercial loans or investments were originated, however $1.4 million of funding was provided for existing construction loans.

2024 Activity. During the three months ended March 31, 2024, the Company originated one commercial loan investment for an investment volume of $10.0 million at an initial fixed interest rate of 11.0% of which $6.6 million was funded at origination.

Other Activity. Certain commercial loans and investments originated required determinations related to variable interest entity matters as described herein:

●	Series A Preferred Investment. On July 11, 2024, the Company funded $10.0 million into an escrow account, which escrow closed on August 1, 2024 in exchange for 10,000 shares of 14.000% Series A preferred stock, with a $0.01 par value per share, of a subsidiary of a publicly-traded hospitality, entertainment and real-estate company (the “Series A Preferred Investment”). In connection with the investment, the Company received an origination fee of 1.0% or $0.1 million. The investment is not redeemable prior to July 11, 2029, except upon the occurrence of certain specified events. The Company determined, pursuant to FASB ASC Topic 810, Consolidation, that we do not have a variable interest in the entity underlying the Series A Preferred Investment; accordingly, FASB Topic ASC 320, Investments-Debt Securities, was applied and the investment was recorded in the consolidated balance sheets as a commercial loan investment at the time of acquisition.
●	Watters Creek Investment. On April 7, 2022, the Company entered into a preferred equity agreement to provide $30.0 million of funding towards the total investment in Watters Creek at Montgomery Farm, a grocery-anchored, mixed-use property located in Allen, Texas (the “Watters Creek Investment”). Pursuant to FASB ASC Topic 810, Consolidation, the Company determined it is not the primary beneficiary of the entity underlying the Watters Creek Investment; accordingly, the $30.0 million was recorded on the consolidated balance sheets as a commercial loan investment at the time of acquisition. The initial maturity date for the Watters Creek Investment was April 6, 2025; however, during the three months ended March 31, 2025, the borrower exercised the first of two one-year extension options thereby extending the maturity date to April 6, 2026. The Watters Creek Investment bears a fixed interest rate of 8.50% at time of acquisition with increases during the initial term as well as the option terms, and requires payments of interest only prior to maturity. At closing, an origination fee of $0.15 million was received by the Company. The Watters Creek Investment represents $30.0 million, or approximately 23%, of funding towards the total investment in Watters Creek at Montgomery Farm, a grocery-anchored, mixed-use property located in Allen, Texas (the “Watters Creek Property”). The remaining funding is comprised of a combination of third-party sponsorship equity and a secured first mortgage.

The Company’s commercial loans and investments were comprised of the following at March 31, 2025 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Preferred Investment – Watters Creek – Allen, TX	April 2022	April 2026	$30,000	$30,000	$29,924	9.00%
Mortgage Note – Founders Square – Dallas, TX	March 2023	March 2026	15,000	15,000	14,954	8.75%
Promissory Note – Main Street – Daytona Beach, FL	June 2023	May 2033	400	400	400	7.00%
Construction Loan - Hypoluxo - Lake Worth, FL	March 2024	June 2025	5,638	4,000	3,984	11.00%
Series A Preferred Investment	July 2024	July 2029	10,000	10,000	9,915	14.00%
Mortgage Note - Rivana - Herndon, VA	September 2024	September 2026	42,000	42,000	41,597	11.00%
Construction Loan - Whole Foods - Forsyth, GA	November 2024	May 2027	40,200	5,631	5,298	12.15%
			$143,238	$107,031	$106,072
CECL Reserve					(1,072)
Total Commercial Loans and Investments					$105,000

The Company’s commercial loans and investments were comprised of the following at December 31, 2024 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Preferred Investment – Watters Creek – Allen, TX	April 2022	April 2025	$30,000	$30,000	$29,987	9.00%
Mortgage Note – Founders Square – Dallas, TX	March 2023	March 2026	15,000	15,000	14,942	8.75%
Promissory Note – Main Street – Daytona Beach, FL	June 2023	May 2033	400	400	400	7.00%
Construction Loan - Hypoluxo - Lake Worth, FL	March 2024	June 2025	5,638	5,638	5,598	11.00%
Series A Preferred Investment	July 2024	July 2029	10,000	10,000	9,910	14.00%
Mortgage Note - Rivana - Herndon, VA	September 2024	September 2026	42,000	42,000	41,530	11.00%
Construction Loan - Whole Foods - Forsyth, GA	November 2024	May 2027	40,200	4,125	3,748	12.15%
			$143,238	$107,163	$106,115
CECL Reserve					(1,072)
Total Commercial Loans and Investments					$105,043

The carrying value of the commercial loans and investments portfolio at March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Current Face Amount	$107,031	$107,163
Unaccreted Origination Fees	(959)	(1,048)
CECL Reserve	(1,072)	(1,072)
Total Commercial Loans and Investments	$105,000	$105,043

NOTE 5.  MANAGEMENT SERVICES BUSINESS

The Company’s management fee income is within the scope of FASB ASC Topic 606, Revenue from Contracts with Customers. Management fee income is recognized as revenue over time, over the period the services are performed.

Alpine Income Property Trust. Pursuant to the Company’s management agreement with PINE, the Company generates a base management fee equal to 0.375% per quarter of PINE’s total equity (as defined in the management agreement and based on a 1.5% annual rate), calculated and payable in cash, quarterly in arrears. The Company also has an opportunity to achieve additional cash flows as manager of PINE pursuant to an annual incentive fee based on PINE’s total stockholder return exceeding an 8% cumulative annual hurdle rate (the “Outperformance Amount”) subject to a high-water mark price. PINE would pay the Company an incentive fee with respect to each annual measurement period in an amount equal to the greater of (i) $0.00 and (ii) the product of (a) 15% multiplied by (b) the Outperformance Amount multiplied by (c) the weighted average shares. No incentive fee was earned for the year ended December 31, 2024.

During the three months ended March 31, 2025 and 2024, the Company earned management fee revenue from PINE totaling $1.1 million and $1.0 million, respectively. Dividend income for the three months ended March 31, 2025 and 2024 totaled $0.7 and $0.6 million, respectively. Management fee revenue from PINE, included in management services, and dividend income, included in investment and other income (loss), are reflected in the accompanying consolidated statements of operations.

The following table represents amounts due from PINE as of March 31, 2025 and December 31, 2024 which are included in other assets on the consolidated balance sheets (in thousands):

	As of
Description	March 31, 2025	December 31, 2024
Management Services Fee Due From PINE	$1,111	$1,098
Dividend Receivable	349	343
Other	26	27
Total	$1,486	$1,468

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

On December 12, 2023, the Board authorized the purchase by the Company of up to $2.0 million in shares of common stock of PINE (the “December 2023 PINE Share Purchase Authorization”). No purchases of PINE common stock were made pursuant to the December 2023 PINE Share Purchase Authorization during the three months ended December 31, 2023, the three months ended March 31, 2024 or the three months ended March 31, 2025. Pursuant to the December 2023 PINE Share Purchase Authorization, during the nine months ended December 31, 2024, the Company purchased 29,807 shares of PINE common stock on the open market for a total of $0.4 million, or an average price of $14.97 per share.

As of March 31, 2025, CTO owns, in the aggregate, 1,223,854 OP Units and 1,138,621 shares of PINE common stock, representing an investment totaling $39.5 million, or 15.1% of PINE’s outstanding equity.

Portfolio Management Agreement. On December 4, 2023, the Company entered into an asset management agreement with a third party to manage a portfolio of multi-tenant and single-tenant assets (the “Portfolio Management Agreement”). Although the Company has no direct relationship with the third party, PINE is a lender to the third-party pursuant to a mortgage note originated by PINE which is secured by the portfolio. The Company receives (or expects to receive) asset management fees, disposition management fees, leasing commissions, and other fees related to the Company’s management and administration of the portfolio pursuant to the Portfolio Management Agreement. The Company also entered into a revenue sharing agreement with PINE whereby PINE will receive the portion of fees earned by the Company under the Portfolio Management Agreement which are attributable to the single tenant properties within the portfolio. The Company recognized less than $0.1 million of revenue during each of the three months ended March 31, 2025 and 2024 pursuant to the Portfolio Management Agreement, which is included in management fee income on the Company’s consolidated statements of operations.

Asset Management Agreement. On February 16, 2024, the Company entered into the Subsurface Management Agreement with a third party in conjunction with the sale of the Company’s remaining Subsurface Interests as further described in Note 6, “Real Estate Operations” below. The Company receives management and other fees pursuant to the Subsurface Management Agreement. The Company recognized less than $0.1 million of revenue during each of the three months ended March 31, 2025 and 2024 pursuant to the Subsurface Management Agreement, which is included in management fee income on the Company’s consolidated statements of operations.

NOTE 6. REAL ESTATE OPERATIONS

Real Estate Operations

Land and development costs at March 31, 2025 and December 31, 2024 were as follows (in thousands):

	As of
	March 31, 2025	December 31, 2024
Land and Development Costs	$300	$300
Total Land and Development Costs	$300	$300

Subsurface Interests. The Company sold its remaining 352,000 acres of Subsurface Interests during the three months ended March 31, 2024 for $5.0 million, for a gain on sale of $4.5 million.

The Company historically released surface entry rights or other rights upon request of a surface owner for a negotiated release fee typically based on a percentage of the surface value. Cash payments for the release of surface entry rights for the three months ended March 31, 2024 totaled $0.1 million.

Mitigation Credits. Revenues and the cost of sales of mitigation credit sales are reported as revenues from, and direct costs of, real estate operations, respectively, in the consolidated statements of operations. During the three months ended March 31, 2024, 7.5 mitigation credits were sold for $1.0 million, resulting in a gain on sale of $0.2 million. During the year ended December 31, 2024, the Company sold its remaining mitigation credits.

NOTE 7. INVESTMENT SECURITIES

As of March 31, 2025, the Company owns, in the aggregate and on a fully diluted basis, 2.36 million shares of PINE, or 15.1% of PINE’s total shares outstanding for an investment value of $39.5 million, which total includes 1.2 million OP Units, or 7.8%, which the Company received in exchange for the contribution of certain income properties to the PINE Operating Partnership, in addition to 1,138,621 shares of common stock owned by the Company, or 7.3%. The Company has elected the fair value option related to the aggregate investment in securities of PINE pursuant to ASC 825, otherwise such investments would have been accounted for under the equity method. For detailed financial information regarding PINE, please refer to its financial statements, which are publicly available on the website of the Securities and Exchange Commission at http://www.sec.gov under the ticker symbol “PINE.”

The Company calculates the unrealized gain or loss based on the closing stock price of PINE at each respective balance sheet date. The unrealized, non-cash gains and losses resulting from the changes in the closing stock price of PINE are included in investment and other income (loss) in the accompanying consolidated statements of operations.

The Company’s available-for-sale securities as of March 31, 2025 and December 31, 2024 are summarized below (in thousands):

	Cost	Unrealized Gains in Investment Income	Unrealized Losses in Investment Income	Estimated Fair Value (Level 1 Inputs)
March 31, 2025
Common Stock	$20,929	$—	$(1,891)	$19,038
Operating Units	23,253	—	(2,790)	20,463
Total Equity Securities	$44,182	$—	$(4,681)	$39,501

December 31, 2024
Common Stock	$20,929	$—	$(1,812)	$19,117
Operating Units	23,253	—	(2,704)	20,549
Total Equity Securities	$44,182	$—	$(4,516)	$39,666

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$8,428	$8,428	$9,017	$9,017
Restricted Cash - Level 1	$6,936	$6,936	$8,344	$8,344
Commercial Loans and Investments - Level 2	$105,000	$108,572	$105,043	$110,665
Long-Term Debt - Level 2	$602,216	$594,177	$518,993	$508,309

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

The following table presents the fair value of assets (liabilities) measured on a recurring basis by level as of March 31, 2025 and December 31, 2024 (in thousands). See Note 16, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025
Cash Flow Hedge - 2026 Term Loan Interest Rate Swaps	$1,168	$—	$1,168	$—
Cash Flow Hedge - 2027 Term Loan Interest Rate Swaps	$3,803	$—	$3,803	$—
Cash Flow Hedge - 2028 Term Loan Interest Rate Swaps	$(752)	$—	$(752)	$—
Cash Flow Hedge - 2029 Term Loan Interest Rate Swaps	$1,353	$—	$1,353	$—
Cash Flow Hedge - Credit Facility Interest Rate Swaps	$(326)	$—	$(326)	$—
Investment Securities	$39,501	$39,501	$—	$—
December 31, 2024
Cash Flow Hedge - 2026 Term Loan Interest Rate Swaps	$2,372	$—	$2,372	$—
Cash Flow Hedge - 2027 Term Loan Interest Rate Swaps	$5,854	$—	$5,854	$—
Cash Flow Hedge - 2028 Term Loan Interest Rate Swaps	$1,001	$—	$1,001	$—
Cash Flow Hedge - 2029 Term Loan Interest Rate Swaps	$3,099	$—	$3,099	$—
Cash Flow Hedge - Credit Facility Interest Rate Swaps	$191	$—	$191	$—
Investment Securities	$39,666	$39,666	$—	$—

NOTE 9. INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. The gross values of certain intangible lease assets and liabilities that were fully amortized as of December 31, 2024, and the related accumulated amortization, were adjusted in the disclosure below. There was no impact to Intangible Lease Assets-Net or Intangible Lease Liabilities-Net as reported in the consolidated balance sheets as of December 31, 2024 as a result of the disclosure adjustment. Intangible assets and liabilities consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	As of
	March 31, 2025	December 31, 2024
Intangible Lease Assets:
Value of In-Place Leases	$94,088	$82,740
Value of Above Market In-Place Leases	25,074	23,295
Value of Intangible Leasing Costs	26,561	24,051
Sub-total Intangible Lease Assets	145,723	130,086
Accumulated Amortization	(56,792)	(50,888)
Sub-total Intangible Lease Assets—Net	88,931	79,198
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(24,541)	(21,267)
Sub-total Intangible Lease Liabilities	(24,541)	(21,267)
Accumulated Amortization	7,173	6,143
Sub-total Intangible Lease Liabilities—Net	(17,368)	(15,124)
Total Intangible Assets and Liabilities—Net	$71,563	$64,074

The following table reflects the net amortization of intangible assets and liabilities during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Amortization Expense	$6,028	$4,533
Accretion to Income Properties Revenue	(449)	474
Net Amortization of Intangible Assets and Liabilities	$5,579	$5,007

Amortization Expense and Accretion to Income Properties Revenue for the three months ended March 31, 2025 includes $0.7 million and $0.3 million, respectively, in the acceleration of amortization of lease intangibles related to certain leases terminated during the three months ended March 31, 2025.

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Amount	Future Accretion to Income Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
Remainder of 2025	$16,625	$(564)	$16,061
2026	18,575	(986)	17,589
2027	13,524	(706)	12,818
2028	9,410	(456)	8,954
2029	5,662	(665)	4,997
2030	3,966	(365)	3,601
2031 and Thereafter	8,508	(965)	7,543
Total	$76,270	$(4,707)	$71,563

As of March 31, 2025, the weighted average amortization period of total intangible assets and liabilities was 7.2 years and 6.7 years, respectively.

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

There were no impairment charges on the Company’s income property portfolio during the three months ended March 31, 2025 or 2024.

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

No impairment charge related to CECL was recorded during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company recorded an impairment charge of less than $0.1 million related to its commercial loans and investments.

NOTE 11. OTHER ASSETS

Other assets consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	As of
	March 31, 2025	December 31, 2024
Income Property Tenant Receivables, Net of Allowance for Doubtful Accounts (1)	$3,788	$3,745
Income Property Straight-line Rent Adjustment	8,010	7,437
Income Property Leasing Commissions and Costs, Net	7,469	7,594
Operating Leases - Right-of-Use Asset	278	305
Cash Flow Hedge - Interest Rate Swap	7,155	12,517
Infrastructure Reimbursement Receivables	317	312
Prepaid Expenses, Deposits, and Other	1,916	1,676
Due from Alpine Income Property Trust, Inc.	1,486	1,468
Financing Costs, Net of Accumulated Amortization	1,048	1,147
Total Other Assets	$31,467	$36,201
(1)	Allowance for doubtful accounts was $2.1 million and $1.9 million as of March 31, 2025 and December 31, 2024, respectively.

NOTE 12. EQUITY

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

In the aggregate, under the 2021 ATM Program and 2022 ATM Program, during the year ended December 31, 2022,

the Company sold 1,566,026 shares for gross proceeds of $33.4 million at a weighted average price of $21.33 per share, generating net proceeds of $32.9 million after deducting transaction fees totaling $0.5 million. The Company was not active under the 2022 ATM Program during the year ended December 31, 2023.During the year ended December 31, 2024, the Company sold 7,226,192 shares under the 2022 ATM Program for gross proceeds of $134.2 million at a weighted average price of $18.58 per share, generating net proceeds of $132.2 million after deducting transaction fees of $2.0 million. The 2022 ATM Program was terminated in connection with the establishment of the 2024 ATM Program, hereinafter defined.

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

The Company was not active under the 2024 ATM Program during the three months ended March 31, 2025. As of March 31, 2025, $216.5 million of availability remained under the 2024 ATM Program.

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

On August 23, 2024, the Company implemented a $24.5 million “at-the-market” preferred stock equity offering program (the “2024 Preferred Stock ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Series A Preferred Stock. During the year ended December 31, 2024, the Company sold 15,844 shares under the 2024 Preferred Stock ATM Program generating net proceeds of $0.4 million at a weighted average price of $23.22 per share after deducting transaction fees of less than $0.1 million. The Company was not active under the 2024 Preferred Stock ATM Program during the three months ended March 31, 2025. As of March 31, 2025, $24.1 million of availability remained under the 2024 Preferred Stock ATM Program.

The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. The Series A Preferred Stock has no maturity date and will remain outstanding unless redeemed.

The Series A Preferred Stock is not redeemable by the Company prior to July 6, 2026 except under limited circumstances intended to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes or upon the occurrence of a change of control, as defined in the Articles Supplementary designating the Series A Preferred Stock (the “Articles Supplementary”). Upon such change in control, the Company may redeem, at its election, the Series A Preferred Stock at a redemption price of $25.00 per share plus any accumulated and unpaid dividends up to, but excluding the date of redemption, and in limited circumstances, the holders of the Series A Preferred Stock may convert some or all of their Series A Preferred Stock into shares of the Company’s common stock at conversion rates set forth in the Articles Supplementary.

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

The following table outlines dividends declared and paid for the Series A Preferred Stock and the Company’s common stock during the three ended March 31, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended
	March 31, 2025	March 31, 2024
Series A Preferred Stock
Dividends	$1,878	$1,187
Per Share	$0.40	$0.40

Common Stock
Dividends	$12,008	$8,601
Per Share	$0.38	$0.38

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

The following is a reconciliation of basic and diluted earnings per common share for each of the periods presented (in thousands, except share and per share data):

	Three Months Ended
	March 31, 2025	March 31, 2024
Basic and Diluted Earnings:
Net Income Attributable to Common Stockholders, Used in Basic EPS	$383	$4,655
Add Back: Effect of Dilutive Interest Related to 2025 Notes (1)	—	534
Net Income Attributable to Common Stockholders, Used in Diluted EPS	$383	$5,189

Basic and Diluted Shares:
Weighted Average Shares Outstanding, Basic	31,552,973	22,551,241
Common Shares Applicable to Unvested Restricted Stock Using the Treasury Stock Method	42,458	554
Common Shares Applicable to Dilutive Effect of 2025 Notes (2)	—	3,505,857
Weighted Average Shares Outstanding, Diluted	31,595,431	26,057,652

Per Share Information:
Net Income Attributable to Common Stockholders
Basic	$0.01	$0.21
Diluted	$0.01	$0.20
(1)

As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in net income or loss that would result from the assumed conversion of the 2025 Convertible Senior Notes effective January 1, 2022 due to the implementation of ASU 2020-06 which requires presentation on an if-converted basis. For the three months ended March 31, 2024, a total of $0.5 million was included as the impact to earnings per share, if-converted, would have been dilutive to net income attributable to common stockholders for the period. For the three months ended March 31, 2025, a total of $0.5 million of interest was not included, as the impact of the 2025 Notes, if-converted, would have been antidilutive to net income attributable to common stockholders for the period.

(2)

A total of 3.5 million shares representing the dilutive impact of the 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, were included in the computation of diluted net income per share attributable to common stockholders for the three months ended March 31, 2024, because they were dilutive to net income attributable to common stockholders for the period. A total of 3.8 million shares representing the dilutive impact of the 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, were not included in the computation of diluted net income per share attributable to common stockholders for the three months ended March 31, 2025 because they were antidilutive to net income attributable to common stockholders for the period.

There were 42,458 and 554 potentially dilutive shares related to the Company’s restricted stock for the three months ended March 31, 2025 and 2024, respectively.

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

On December 12, 2023, the Company’s Board of Directors approved a common stock repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase shares (the “December 2023 $5.0 Million Common Stock Repurchase Program”). Pursuant to the December 2023 $5.0 Million Common Stock Repurchase Program, the Company may repurchase shares of its common stock for a total purchase price of up to $5.0 million. Shares may be purchased under the December 2023 $5.0 Million Common Stock Repurchase Program in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The December 2023 $5.0 Million Common Stock Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended. During the year ended December 31, 2024, the Company repurchased 40,726 shares of its common stock on the open market for a total cost of $0.7 million, or an average price per share of $16.28 pursuant to the December 2023 $5.0 Million Common Stock Repurchase Program. No repurchases were made pursuant to the December 2023 $5.0 Million Common Stock Repurchase Program during the three months ended March 31, 2025. As of March 31, 2025, $4.3 million remained available for repurchases under the December 2023 $5.0 Million Common Stock Repurchase Program.

SERIES A PREFERRED STOCK REPURCHASE PROGRAM

On February 16, 2023, the Company’s Board of Directors approved a Series A Preferred Stock repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase shares (the “Series A Preferred Stock Repurchase Program”). Pursuant to the Series A Preferred Stock Repurchase Program, the Company may repurchase shares of its Series A Preferred Stock for a total purchase price of up to $3.0 million. Shares may be purchased under the Series A Preferred Stock Repurchase Program in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. The Series A Preferred Stock Repurchase Program does not obligate the Company to acquire any particular amount of shares of its Series A Preferred Stock and may be modified or suspended. During the year ended December 31, 2023, the Company repurchased 21,192 shares of Series A Preferred Stock on the open market for a total cost of $0.4 million, or an average price per share of $18.45. No shares of the Company’s Series A Preferred Stock were repurchased under the Series A Preferred Stock Repurchase Program during the three months ended March 31, 2025 or 2024.

NOTE 15. LONG-TERM DEBT

As of March 31, 2025, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt	Maturity Date	Interest Rate	Wtd. Avg. Rate
Credit Facility (1)	$170,000	January 2027	SOFR + 0.10% + [1.25% - 2.20%]	5.59%
2026 Term Loan (2)	65,000	March 2026	SOFR + 0.10% + [1.25% - 2.20%]	2.62%
2027 Term Loan (3)	100,000	January 2027	SOFR + 0.10% + [1.25% - 2.20%]	2.70%
2028 Term Loan (4)	100,000	January 2028	SOFR + 0.10% + [1.20% - 2.15%]	5.08%
2029 Term Loan (5)	100,000	September 2029	SOFR + 0.10% + [1.20% - 2.15%]	4.58%
3.875% Convertible Senior Notes due 2025	51,034	April 2025	3.875%	3.88%
Mortgage Note Payable	17,800	August 2026	4.060%	4.06%
Total Long-Term Face Value Debt	$603,834			4.35%
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

At March 31, 2025, the current commitment level under the Credit Facility was $300.0 million, and the undrawn commitment under the Credit Facility totaled $130.0 million. As of March 31, 2025, the Credit Facility had a $170.0 million balance outstanding.

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

Convertible Debt. The Company had an initial aggregate principal amount of $75.0 million of 3.875% Convertible Notes  (the “2025 Notes”). Following $24.0 million of repurchases during the years ended December 31, 2020 and 2021, $51.0 million aggregate principal amount of the 2025 Notes remained outstanding at March 31, 2025.

The 2025 Notes represent senior unsecured obligations of the Company and pay interest semi-annually in arrears on each April 15th and October 15th, commencing on April 15, 2020, at a rate of 3.875% per annum. After the first quarter 2025 dividend, the conversion rate is equal to 73.8112 shares of common stock for each $1,000 principal amount of 2025 Notes, which represents an adjusted conversion price of $13.55 per share of common stock.

On January 15, 2025, the 2025 Notes became freely convertible at the option of each holder at any time until the close of business on the business day immediately preceding the stated maturity date. The Company elected to settle any conversions of the 2025 Notes prior to the maturity date in cash. The 2025 Notes matured on April 15, 2025; see Note 23, “Subsequent Events” for details on the April 2025 retirement of the Company’s 2025 Notes through a combination of privately negotiated exchanges for common stock and cash repayment at maturity.

Long-term debt consisted of the following (in thousands):

	March 31, 2025		December 31, 2024
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$170,000	$—	$87,000	$—
2026 Term Loan	65,000	—	65,000	—
2027 Term Loan	100,000	—	100,000	—
2028 Term Loan	100,000	—	100,000	—
2029 Term Loan	100,000	—	100,000	—
3.875% Convertible Senior Notes, net of Discount	51,028	51,028	50,989	50,989
Mortgage Note Payable	17,800	—	17,800	—
Financing Costs, net of Accumulated Amortization	(1,612)	—	(1,796)	—
Total Long-Term Debt	$602,216	$51,028	$518,993	$50,989

Payments applicable to reduction of principal amounts as of March 31, 2025 will be required as follows (in thousands):

As of March 31, 2025	Amount
Remainder of 2025	$51,034
2026	82,800
2027	270,000
2028	100,000
2029	100,000
2030	—
2031 and Thereafter	—
Total Long-Term Debt - Face Value	$603,834

The carrying value of long-term debt as of March 31, 2025 consisted of the following (in thousands):

Total
Current Face Amount	$603,834
Unamortized Discount on Convertible Debt	(6)
Financing Costs, net of Accumulated Amortization	(1,612)
Total Long-Term Debt	$602,216

In addition to the $1.6 million of financing costs, net of accumulated amortization included in the table above, as of March 31, 2025, the Company also had financing costs, net of accumulated amortization related to the Credit Facility of $1.0 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the Company’s accompanying consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Interest Expense	$5,769	$5,233
Amortization of Deferred Financing Costs	328	256
Amortization of Discount on Convertible Notes	39	40
Total Interest Expense	$6,136	$5,529

Total Interest Paid (1)	$5,300	$4,751

(1)	Net of capitalized interest of $0.1 million during the three months ended March 31, 2024, with no interest being capitalized during the three months ended March 31, 2025.

The Company was in compliance with all of its debt covenants as of March 31, 2025 and December 31, 2024.

NOTE 16. INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the three months ended March 31, 2025 and 2024. Accordingly, the changes in fair value on the interest rate swaps have been classified in accumulated other comprehensive income. The fair value of the interest rate swap agreements are included in other assets and accrued and other liabilities, respectively, on the consolidated balance sheets. Information related to the Company’s interest rate swap agreements as of March 31, 2025 is presented below (in thousands):

Hedged Item (1)	Effective Date	Maturity Date	Rate	Amount	Fair Value as of March 31, 2025
2026 Term Loan	3/29/2024	3/10/2026	1.44% + 0.10% + applicable spread	$50,000	$1,163
2026 Term Loan	8/31/2021	3/10/2026	0.70% + 0.10% + applicable spread	$15,000	$453
2026 Term Loan (2)	3/10/2026	3/10/2031	3.80% + 0.10% + applicable spread	$40,000	$(448)
2027 Term Loan	3/29/2024	1/31/2027	1.35% + 0.10% + applicable spread	$100,000	$4,186
2027 Term Loan (2)	1/31/2027	1/30/2032	3.75% + 0.10% + applicable spread	$60,000	$(383)
2028 Term Loan	9/30/2022	1/31/2028	3.78% + 0.10% + applicable spread	$50,000	$(236)
2028 Term Loan	9/30/2022	1/31/2028	3.78% + 0.10% + applicable spread	$50,000	$(243)
2028 Term Loan (2)	1/31/2028	1/31/2033	3.81% + 0.10% + applicable spread	$60,000	$(273)
2029 Term Loan	1/31/2023	1/31/2030	3.27% + 0.10% + applicable spread	$50,000	$700
2029 Term Loan	1/31/2023	1/31/2030	3.26% + 0.10% + applicable spread	$33,000	$478
2029 Term Loan	1/31/2023	1/31/2030	3.36% + 0.10% + applicable spread	$17,000	$175
Credit Facility	2/1/2024	1/31/2028	3.85% + 0.10% + applicable spread	$50,000	$(326)
(1)	Effective September 30, 2022, the Company converted its existing interest rate swaps from 1-month LIBOR to SOFR.
(2)	The Company entered into forward swaps to further fix interest rates through periods that the Company reasonably expects to extend its current term loans.

Subsequent to March 31, 2025, on April 3, 2025 and April 4, 2025, the Company entered into two interest rate swaps to fix SOFR and achieve a fixed weighted average interest rate of 3.32% plus the SOFR adjustment of 0.10% and the applicable spread on an aggregate of $100.0 million of the outstanding balance on the Company’s Revolving Credit Facility. The swaps are effective April 30, 2025.

The use of interest rate swap agreements carries risks, including the risk that the counterparties to these agreements are not able to perform. To mitigate this risk, the Company enters into interest rate swap agreements with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not currently anticipate that any of the counterparties to the Company’s interest rate swap agreements will fail to meet their obligations. As of March 31, 2025, there were no events of default related to the Company’s interest rate swap agreements.

NOTE 17. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Accrued Property Taxes	$4,029	$2,619
Reserve for Tenant Improvements	1,640	1,424
Tenant Security Deposits	3,172	2,833
Accrued Construction Costs	1,318	3,988
Accrued Interest	1,603	1,133
Environmental Reserve	47	47
Cash Flow Hedge - Interest Rate Swaps	1,909	—
Operating Leases - Liability	265	293
Construction and Other Reserves from Commercial Loans and Investments	2,279	2,279
Other	3,734	6,652
Total Accrued and Other Liabilities	$19,996	$21,268

Reserve for Tenant Improvements. In connection with recent acquisitions, the Company received an aggregate of $2.6 million from the sellers of certain properties for tenant improvement allowances, leasing commissions and other capital improvements. These amounts are included in accrued and other liabilities on the consolidated balance sheets.  Through March 31, 2025, payments totaling $1.0 million were made leaving a remaining reserve for tenant improvements of $1.6 million.

Construction and Other Reserves from Commercial Loans and Investments. In connection with certain of the Company’s commercial loan investments, the borrower has deposited real estate tax and/or construction reserves in accounts held by the Company. Those accounts balances are included in restricted cash on the Company’s consolidated balance sheets with the corresponding liability recorded in accrued and other liabilities as seen above.

NOTE 18. DEFERRED REVENUE

Deferred revenue consisted of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Prepaid Rent	$3,635	$3,698
Interest Reserve from Commercial Loans and Investments	4,659	6,067
Tenant Contributions	405	418
Total Deferred Revenue	$8,699	$10,183

Interest Reserve from Commercial Loans and Investments. In connection with certain of the Company’s commercial loan investments, the borrower has deposited interest reserves in accounts held by the Company. Those accounts balances are included in restricted cash on the Company’s consolidated balance sheets with the corresponding liability recorded in deferred revenue as seen above. Pursuant to each respective agreement, interest reserves are either (i) utilized to fund the monthly interest due on the loan or (ii) maintained throughout the term of the loan.

NOTE 19. STOCK-BASED COMPENSATION

SUMMARY OF STOCK-BASED COMPENSATION

A summary of share activity for all equity classified stock compensation during the three months ended March 31, 2025 is presented below.

Type of Award	Shares Outstanding at 1/1/2025	Granted Shares	Vested / Exercised Shares	Expired Shares	Forfeited Shares	Shares Outstanding at 3/31/2025
Equity Classified - Performance Share Awards - Peer Group Market Condition Vesting	208,003	110,270	(55,386)	—	—	262,887
Equity Classified - Three Year Vest Restricted Shares	197,794	117,739	(73,009)	—	(272)	242,252
Total Shares	405,797	228,009	(128,395)	—	(272)	505,139

Amounts recognized in the financial statements for stock-based compensation are as follows (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Total Cost of Share-Based Plans Charged Against Income	$1,283	$1,387

EQUITY-CLASSIFIED STOCK COMPENSATION

Performance Share Awards – Peer Group Market Condition Vesting

Performance shares have been granted to certain employees under the 2010 Plan. The performance share awards entitle the recipient to receive, upon the vesting thereof, shares of common stock of the Company equal to between 0% and 150% of the number of performance shares awarded. The number of shares of common stock ultimately received by the award recipient is determined based on the Company’s total stockholder return as compared to the total stockholder return of a certain peer group during a three-year performance period. The Company granted a total of 110,270  performance shares during the three months ended March 31, 2025.

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

As of March 31, 2025, there was $3.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the non-vested performance share awards, which will be recognized over a remaining weighted average period of 2.2 years.

A summary of the activity for these awards during the three months ended March 31, 2025 is presented below:

Performance Shares With Market Conditions	Shares	Wtd. Avg. Fair Value Per Share
Non-Vested at January 1, 2025	208,003	$17.68
Granted	110,270	$20.68
Vested	(55,386)	$20.76
Expired	—	—
Forfeited	—	—
Non-Vested at March 31, 2025	262,887	$18.29

Restricted Shares

Restricted shares have been granted to certain employees under the 2010 Plan. Certain of the restricted shares vest  on each of the first, second, and third anniversaries of January 28 of the applicable year provided the grantee is an employee of the Company on those dates. Certain other restricted share awards, granted on July 1, 2022, vest entirely on the third anniversary of the grant date, or July 1, 2025, provided the grantee is an employee of the Company on that date. In addition, any unvested portion of the restricted shares will vest upon a change in control. The Company granted a total of 117,739 shares of restricted Company common stock during the three months ended March 31, 2025.

The Company’s determination of the fair value of the restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date. Compensation cost is recognized on a straight-line basis over the applicable vesting period.

As of March 31, 2025, there was $3.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the non-vested restricted share awards, which will be recognized over a remaining weighted average period of 2.3 years.

A summary of the activity for these awards during the three months ended March 31, 2025 is presented below:

Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value Per Share
Non-Vested at January 1, 2025	197,794	$18.12
Granted	117,739	$20.39
Vested	(73,009)	$17.90
Expired	—	—
Forfeited	(272)	$17.06
Non-Vested at March 31, 2025	242,252	$19.29

NON-EMPLOYEE DIRECTOR STOCK COMPENSATION

Each member of the Company’s Board of Directors has the option to receive his or her annual cash retainer and applicable committee retainers in shares of Company common stock rather than cash. The number of shares awarded to the directors making such election is calculated quarterly by dividing (i) the sum of (A) the amount of the quarterly retainer payment due to such director, by (ii) the trailing 20-day average price of the Company’s common stock as of the last day of the quarter, rounded down to the nearest whole number of shares.

Each non-employee director serving as of the beginning of each calendar year shall receive an annual award of the Company’s common stock. The value of such award totaled $62,500 for each of the three months ended March 31, 2025 and 2024 (the “Annual Award”). The number of shares awarded is calculated based on the trailing 20-day average price of the Company’s common stock as of the date two business days prior to the date of the award, rounded down to the nearest whole number of shares.

During the three months ended March 31, 2025 and 2024, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.4 million, or 20,605 shares, and $0.4 million, or 23,961 shares, respectively. The expense recognized includes the Annual Award received during the first quarter of each respective year, which totaled $0.3 million during each of the three months ended March 31, 2025 and 2024.

NOTE 20. INCOME TAXES

The Company elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2020. The Company believes that, commencing with such taxable year, it has been organized and has operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws. The Company intends to continue to operate in such a manner. As a REIT, the Company will be subject to U.S. federal and state income taxation at corporate rates on its net taxable income; the Company, however, may claim a deduction for the amount of dividends paid to its stockholders. Amounts distributed as dividends by the Company will be subject to taxation at the stockholder level only. While the Company must distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to qualify as a REIT, the Company intends to distribute all of its net taxable income. The Company is allowed certain other non-cash deductions or adjustments, such as depreciation expense, when computing its REIT taxable income and distribution requirement. These deductions permit the Company to reduce its dividend payout requirement under U.S. federal income tax laws. Certain states may impose minimum franchise taxes. To comply with certain REIT requirements, the Company holds certain of its non-REIT assets and operations through TRSs and subsidiaries of TRSs, which are subject to applicable U.S. federal, state and local corporate income tax on their taxable income. As of January 1, 2024, the Company owns one TRS, which is subject to federal and applicable state income taxation. The TRS is required to file a separate corporate income tax return.

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

Contractual Commitments – Expenditures

The Company has committed to fund the following capital improvements. The improvements, which are related to several properties, are estimated to be generally completed within twelve months. These commitments, as of March 31, 2025, are as follows (in thousands):

As of March 31, 2025
Total Commitment (1)	$18,455
Less Amount Funded	(5,613)
Remaining Commitment	$12,842
(1)	Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

The Company is committed to fund one construction loan, for the Whole Foods Market anchored development in Forsyth County, Georgia, as described in Note 4, “Commercial Loans and Investments.” The unfunded portion of the construction loan totaled $34.6 million as of March 31, 2025.

NOTE 22. BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, management services, commercial loans and investments, and real estate operations. The management services segment consists of the revenue generated from managing PINE, the Portfolio Management Agreement and the Subsurface Management Agreement, as described further in Note 5, “Management Services Business.”

Our income property operations consist of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 89% and 88% of our identifiable assets as of March 31, 2025 and December 31, 2024, respectively, and 88.4% and 87.5% of our consolidated revenues for the three months ended March 31, 2025 and 2024, respectively. Our management fee income consists of the management fees earned for the management of PINE, the Portfolio Management Agreement and the Subsurface Management Agreement during the three months ended March 31, 2025 and 2024. As of March 31, 2025, our commercial loan and investment portfolio consisted of five commercial loan investments and two preferred equity investments which are classified as commercial loan investments. Our real estate operations consists of revenues generated from the sale of and royalty income related to our interests in subsurface oil, gas, and mineral rights, and the sale of mitigation credits. The Company’s assets underlying its real estate operations were sold during the year ended December 31, 2024, therefore, no further revenues are expected from this segment.

Information about the Company’s operations in different segments for the three months ended March 31, 2025 is as follows (in thousands):

	Income Properties	Management Services	Commercial Loans and Investments	Total
Revenues:
Income Properties	$31,672	$—	$—	$31,672
Management Fee Income	—	1,178	—	1,178
Interest Income From Commercial Loans and Investments	—	—	2,961	2,961
Total Revenues for Reportable Segments	$31,672	$1,178	$2,961	$35,811

Operating Expenses:
Income Properties	$(8,891)	$—	$—	$(8,891)
Total Revenues Less Direct Costs of Revenues	$22,781	$1,178	$2,961	$26,920
Provision for Impairment	—	—	—	—
Depreciation and Amortization - Real Estate	(14,346)	—	—	(14,346)
Total Revenues Less Operating Expenses for Reportable Segments	$8,435	$1,178	$2,961	$12,574
Gain on Disposition of Assets	—	—	—	—
Net Income From Operations for Reportable Segments	$8,435	$1,178	$2,961	$12,574

Reconciliation to Consolidated Net Income
General and Administrative Expenses				(4,683)
Investment and Other Income				575
Interest Expense				(6,136)
Depreciation and Amortization - Other				(18)
Net Loss Before Income Tax Expense				$2,312
Income Tax Expense				(51)
Net Income Attributable to the Company				$2,261

Information about the Company’s operations in different segments for the three months ended March 31, 2024 is as follows (in thousands):

	Income Properties	Management Services	Commercial Loans and Investments	Real Estate Operations	Total
Revenues:
Income Properties	$24,623	$—	$—	$—	$24,623
Management Fee Income	—	1,105	—	—	1,105
Interest Income From Commercial Loans and Investments	—	—	1,351	—	1,351
Real Estate Operations	—	—	—	1,048	1,048
Total Revenues for Reportable Segments	$24,623	$1,105	$1,351	$1,048	$28,127

Operating Expenses:
Income Properties	$(6,753)	$—	$—	$—	$(6,753)
Real Estate Operations	—	—	—	(819)	(819)
Total Revenues Less Direct Costs of Revenues	$17,870	$1,105	$1,351	$229	$20,555
Provision for Impairment	—	—	(48)	—	(48)
Depreciation and Amortization - Real Estate	(10,915)	—	—	—	(10,915)
Total Revenues Less Operating Expenses for Reportable Segments	$6,955	$1,105	$1,303	$229	$9,592
Gain on Disposition of Assets	4,618	—	—	4,545	9,163
Net Income From Operations for Reportable Segments	$11,573	$1,105	$1,303	$4,774	$18,755

Reconciliation to Consolidated Net Income
General and Administrative Expenses					(4,216)
Investment and Other Loss					(3,259)
Interest Expense					(5,529)
Depreciation and Amortization - Other					(16)
Net Income Before Income Tax Benefit					$5,735
Income Tax Benefit					107
Net Income Attributable to the Company					$5,842

Capital expenditures of each segment for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	March 31, 2025	March 31, 2024
Capital Expenditures:
Income Properties	$80,864	$73,403
Commercial Loans and Investments	1,431	6,575
Corporate and Other	12	9
Total Capital Expenditures	$82,307	$79,987

Identifiable assets of each segment as of March 31, 2025 and December 31, 2024 are as follows (in thousands):

	As of
	March 31, 2025	December 31, 2024
Identifiable Assets:
Income Properties	$1,109,408	$1,039,466
Management Services	1,497	1,481
Commercial Loans and Investments	105,690	105,763
Real Estate Operations	616	611
Corporate and Other	26,692	34,323
Total Assets	$1,243,903	$1,181,644

Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Real Estate Operations includes the identifiable assets of certain real estate operations receivables. Corporate and other assets consist primarily of cash and restricted cash, property, plant, and equipment related to the other operations, as well as the general and corporate operations.

The Management Services and Real Estate Operations segments had no capital expenditures during the three months ended March 31, 2025 or 2024.

NOTE 23. SUBSEQUENT EVENTS

Subsequent events and transactions were evaluated through May 1, 2025, the date the consolidated financial statements were issued.

On April 3, 2025 and April 4, 2025, the Company entered into two interest rate swaps to fix SOFR and achieve a fixed weighted average interest rate of 3.32% plus the SOFR adjustment of 0.10% and the applicable spread on an aggregate of $100.0 million of the outstanding balance on the Company’s Revolving Credit Facility. The swaps are effective April 30, 2025.

On April 3, 2025, the Company completed separate, privately-negotiated transactions with holders of  $35,208,000 in an aggregate principal amount of the 2025 Notes in which the holders exchanged their 2025 Notes with the Company for an aggregate of 1,089,555 shares of the Company’s common stock and aggregate cash payments of approximately $29.0 million, including approximately $0.6 million representing accrued interest. The 2025 Notes received by the Company were retired. At maturity on April 15, 2025, the Company completed the payoff of the remaining 2025 Notes in an aggregate principal amount of $15,826,000 (the “Remaining 2025 Notes”). The Remaining 2025 Notes were settled in cash for an aggregate cash payment of approximately $22.0 million, including approximately $0.3 million representing accrued interest. Including the shares of the Company’s common stock issued on April 3, 2025, the Company has 32,934,716 shares of Common Stock outstanding as of May 1, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we refer to “we,” “us,” “our,” or “the Company,” we mean CTO Realty Growth, Inc. and its consolidated subsidiaries. References to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of CTO Realty Growth, Inc. included in this Quarterly Report on Form 10-Q. Some of the comments we make in this section are forward-looking statements within the meaning of the federal securities laws. For a discussion of forward-looking statements, see the section below entitled “Special Note Regarding Forward-Looking Statements.” Certain factors that could cause actual results or events to differ materially from those the Company anticipates or projects are described in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Special Note Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Also, when the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Management believes the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions. However, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update or revise such forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.  The risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements, include, but are not limited to, the following:

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

•

general business and economic conditions, including unstable macroeconomic conditions due to, among other things, political unrest and economic uncertainty due to terrorism or war, inflation, higher interest rates, tariffs and international trade policies and distress in the banking sector; and

•

an epidemic or pandemic, and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, may precipitate or materially exacerbate one or more of the above-mentioned and/or other risks and may significantly disrupt or prevent us from operating our business in the ordinary course for an extended period.

The Company describes the risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Quarterly Report on Form 10-Q), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part I, Item 2 of this Quarterly Report on Form 10-Q).

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

As of March 31, 2025, we own and manage, sometimes utilizing third-party property management companies, 24 commercial real estate properties in seven states in the United States, comprising 5.2 million square feet of gross leasable space. In addition to our income property portfolio, as of March 31, 2025, our business included the following:

Management Services: A fee-based management business that is engaged in managing PINE as well as: (i) a portfolio of assets pursuant to the Portfolio Management Agreement (hereinafter defined) and (ii) Subsurface Interests (hereinafter defined) pursuant to the Subsurface Management Agreement (hereinafter defined), as further described in Note 5, “Management Services Business” in the Notes to Financial Statements.

Commercial Loans and Investments: A portfolio of five commercial loan investments and two preferred equity investments which are classified as commercial loan investments.

Real Estate Operations: During the year ended December 31, 2024, the Company sold its portfolio of subsurface mineral interests associated with approximately 352,000 surface acres in 19 counties in the State of Florida (“Subsurface Interests”), as further described in Note 6, “Real Estate Operations” in the Notes to Financial Statements. As part of the Subsurface Interests sale, the Company entered into a management agreement with the buyer to provide ongoing management services (the “Subsurface Management Agreement”).

Investment in PINE: Our business also includes our investment in PINE. As of March 31, 2025, the fair value of our investment totaled $39.5 million, or 15.1% of PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

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

We believe investment in income-producing assets provides attractive opportunities for generally stable cash flows and increased returns over the long run through potential capital appreciation. Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. No properties were sold during the three months ended March 31, 2025. As a result of entering into the Exclusivity and Right of First Offer Agreement with PINE (the “ROFO Agreement”) which generally prevents us from investing in single-tenant net lease income properties, our income property investment strategy is focused on multi-tenant, primarily retail-oriented, properties. We may pursue this strategy by monetizing certain of our single-tenant properties, and should we do so, we would seek to utilize the 1031 like-kind exchange structure to preserve the tax-deferred gain on the original transaction(s) that pertains to the replacement asset.

Our current portfolio of 18 multi-tenant properties generates $98.3 million of revenue from annualized straight-line base lease payments and had a weighted average remaining lease term of 4.9 years as of March 31, 2025. Our current portfolio of 6 single-tenant income properties generates $5.4 million of revenues from annualized straight-line base lease payments and had a weighted average remaining lease term of 4.9 years as of March 31, 2025.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

Revenue

Total revenue for the three months ended March 31, 2025 is presented in the following summary and indicates the changes as compared to the three months ended March 31, 2024 (in thousands):

	Three Months Ended
Operating Segment	March 31, 2025	March 31, 2024	$ Variance	% Variance
Income Properties	$31,672	$24,623	$7,049	28.6%
Management Services	1,178	1,105	73	6.6%
Commercial Loans and Investments	2,961	1,351	1,610	119.2%
Real Estate Operations	—	1,048	(1,048)	(100.0)%
Total Revenue	$35,811	$28,127	$7,684	27.3%

Total revenue for the three months ended March 31, 2025 increased to $35.8 million, compared to $28.1 million during the three months ended March 31, 2024. The $7.7 million increase in total revenue is primarily attributable to increased income produced by the Company’s recent income property acquisitions versus that of properties disposed of by the Company during the comparative period, as well as more same store revenue from our properties owned during each period. Additionally, revenues from our commercial loans and investments increased, which was partially offset by reduced revenues from our real estate operations.

Income Properties

Revenue and operating income from our income property operations totaled $31.7 million and $22.8 million, respectively, during the three months ended March 31, 2025, compared to total revenue and operating income of $24.6 million and $17.8 million, respectively, for the three months ended March 31, 2024. The direct costs of revenues for our income property operations totaled $8.9 million and $6.8 million for the three months ended March 31, 2025 and 2024, respectively. The increase in revenues of $7.1 million, or 28.6%, during the three months ended March 31, 2025 is primarily related to the overall growth and lease up of the Company’s income property portfolio, as well as the timing of acquisitions versus dispositions. The increase in operating income of $5.0 million from our income property operations reflects increased rent revenues related to net investment as well as leasing activity.

Management Services

Revenue from our management services from PINE totaled $1.1 million and $1.0 million during the three months ended March 31, 2025 and 2024, respectively. Management services during the three months ended March 31, 2025 and 2024 also included less than $0.1 million of revenue, from each of the asset management agreement with a third party to manage a portfolio of multi-tenant and single-tenant assets (the “Portfolio Management Agreement”) and the Subsurface Management Agreement.

Commercial Loans and Investments

Interest income from our commercial loans and investments totaled $3.0 million and $1.4 million during the three months ended March 31, 2025 and 2024, respectively. The increase of $1.6 million is primarily due to increased income as a result of the timing of investments made related to new loan originations and structured investments.

Real Estate Operations

During the three months ended March 31, 2024, revenue and operating income from real estate operations was $1.0 million and $0.2 million, respectively, which was attributable to mitigation credits sold during the period. There was no revenue or operating income from real estate operations during the three months ended March 31, 2025, because the Company sold its portfolio of Subsurface Interests and all remaining mitigation credits during the year ended December 31, 2024.

General and Administrative Expenses

Total general and administrative expenses for the three months ended March 31, 2025 is presented in the following summary and indicates the changes as compared to the three months ended March 31, 2024 (in thousands):

	Three Months Ended
General and Administrative Expenses	March 31, 2025	March 31, 2024	$ Variance	% Variance
Recurring General and Administrative Expenses	$3,400	$2,829	$571	20.2%
Non-Cash Stock Compensation	1,283	1,387	(104)	(7.5)%
Total General and Administrative Expenses	$4,683	$4,216	$467	11.1%

The primary reason for the increase in total general and administrative expenses is the overall higher employee count, as a result of the increased operating activity from the increase in managed income property assets, as well as increases in compensation effective on January 1, 2025.

Depreciation and Amortization

Depreciation and amortization totaled $14.3 million and $10.9 million during the three months ended March 31, 2025 and 2024, respectively. The increase of $3.4 million is due to the overall growth in the Company’s income property portfolio, as well as $0.7 million in the acceleration of amortization for lease intangibles related to certain leases terminated during the three months ended March 31, 2025.

Gain on Disposition of Assets and Provision for Impairment

2025 Dispositions. There were no income property dispositions during the three months ended March 31, 2025.

2024 Dispositions. During the three months ended March 31, 2024, the Company sold one mixed use income property in downtown Santa Fe, NM for $20.0 million, resulting in a gain of $4.6 million. Additionally, during the three months ended March 31, 2024, the Company sold its portfolio of Subsurface Interests for $5.0 million, resulting in a gain of $4.5 million.

Provision for Impairment. There were no impairment charges on the Company’s income property portfolio during the three months ended March 31, 2025 and 2024. The Company recorded an impairment charge of $0.05 million during the three months ended March 31, 2024, representing the provision for credit losses related to our commercial loans and investments, with no such provision being recorded during the three months ended March 31, 2025.

Investment and Other Income (Loss)

During the three months ended March 31, 2025, the closing stock price of PINE decreased by $0.07 per share, with a closing price of $16.72 on March 31, 2025. During the three months ended March 31, 2024, the closing stock price of PINE decreased by $1.63 per share, with a closing price of $15.28 on March 31, 2024. The change in stock price resulted in unrealized non-cash losses on the Company’s investment in PINE in the amount of $0.2 million and $3.8 million which is included in investment and other income (loss) in the consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively.

The Company earned dividend income from the investment in PINE of $0.7 million and 0.6 million during the three months ended March 31, 2025 and 2024, respectively.

Interest Expense

Interest expense totaled $6.1 million and $5.5 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $0.6 million is primarily due to the $1.2 million increase in interest from the Company’s 2029 Term Loan effective on September 30, 2024, partially offset by a $0.7 million reduction in interest on the Credit Facility due to a lower average outstanding balance during the three months ended March 31, 2025, as compared to the same period in 2024.

Net Income Attributable to the Company

Net income attributable to the Company totaled $2.3 million and $5.8 million during the three months ended March 31, 2025 and 2024, respectively. The $3.5 million decrease in net income is attributable to the factors described above, most notably the $9.2 million of gains on disposition of assets during the three months ended March 31, 2024 with no such gains during the same period in 2025.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $8.4 million at March 31, 2025, while restricted cash totaled $6.9 million, see Note 2, “Summary of Significant Accounting Policies” in the Notes to Financial Statements under the heading Restricted Cash for the Company’s disclosure related to its restricted cash balance at March 31, 2025.

Our cash flows provided by operating activities totaled $10.3 million during the three months ended March 31, 2025, as compared to $11.8 million during the three months ended March 31, 2024, a decrease of $1.5 million. The primary reason for the decrease in cash flows is an increase in interest expense as well as general and administrative expenses, which are partially offset by the increase in cash flows provided by income properties, which is the result of the overall growth and lease up of the Company’s income property portfolio, as well as increased cash flows from our commercial loans and investments.

Our cash flows used in investing activities totaled $80.6 million during the three months ended March 31, 2025, as compared to $52.0 million during the three months ended March 31, 2024, for an increase in cash outflows of $28.6 million. The increase in net cash used in investing activities is primarily the result of a decrease in disposition activity, as $24.5 million of proceeds were received during the three months ended March 31, 2024 for the sales of an income property and Subsurface Interests for which there were no such proceeds during the three months ended March 31, 2025.

Our cash flows provided by financing activities totaled $68.3 million for the three months ended March 31, 2025, compared to $37.2 million for the three months ended March 31, 2024, an increase in cash inflows of $31.1 million. The increase is primarily due to a $36.5 million increase in cash flows provided by net debt activity during the three months ended March 31, 2025, as compared to the same period in 2024, partially offset by $4.1 million more in cash outflows to pay the Company’s common and preferred dividends during the three months ended March 31, 2025, as compared to the same period in 2024.

Long-Term Debt. At March 31, 2025, the current commitment level under the Credit Facility was $300.0 million. The undrawn commitment under the Credit Facility totaled $130.0 million. As of March 31, 2025, the Credit Facility had a $170.0 million balance outstanding. See Note 15, “Long-Term Debt” in the Notes to Financial Statements for the Company’s disclosure related to its long-term debt balance at March 31, 2025.

Acquisitions and Investments. During the three months ended March 31, 2025, the Company acquired one multi-tenant income property for a purchase price of $79.5 million, or a total acquisition cost of $80.0 million, including capitalized acquisition costs. During the three months ended March 31, 2024, the Company acquired one multi-tenant income property and one building within an existing multi-tenant income property for an aggregate purchase price of $71.0 million, or a total acquisition cost of $71.1 million. During the three months ended March 31, 2024, the Company also originated one structured investment, to provide $10.0 million of funding towards the construction of improvements on seven outparcel locations located in Lake Worth, Florida, of which $6.7 million was funded as of March 31, 2024.

The Company’s guidance for 2025 investments in income-producing properties, including structured investments, ranges from $100.0 million to $200.0 million. We expect to fund future acquisitions utilizing cash on hand, cash from operations, proceeds from the dispositions of income properties through 1031 like-kind exchanges, borrowings on our Credit Facility, if available, and additional financing sources. We expect dispositions of income properties will qualify under the like-kind exchange deferred-tax structure.

Dispositions. No properties were sold during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company sold one mixed use income property in downtown Santa Fe, NM for $20.0 million resulting in a gain of $4.6 million.

ATM Program. The Company was not active under the 2024 ATM Program during the three months ended March 31, 2025. As of March 31, 2025, $216.5 million of availability remained under the 2024 ATM Program.

Contractual Commitments – Expenditures. The Company has committed to fund the following capital improvements. The improvements, which are related to several properties, are estimated to be generally completed within twelve months. These commitments, as of March 31, 2025, are as follows (in thousands):

As of March 31, 2025
Total Commitment (1)	$18,455
Less Amount Funded	(5,613)
Remaining Commitment	$12,842

(1)     Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

Off-Balance Sheet Arrangements. None.

Other Matters. We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations, $216.5 million of availability remaining under the 2024 ATM Program, and $130.0 million undrawn commitment under the existing $300.0 million Credit Facility as of March 31, 2025.

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

We believe that we currently have a reasonable level of leverage. Our strategy is to utilize leverage, when appropriate and necessary, and proceeds from sales of income properties and the disposition or payoffs on our commercial loans and investments to acquire income properties. We may also acquire or originate commercial loans and investments, invest in securities of real estate companies, or make other shorter-term investments. Our targeted investment classes may include the following:

●	Multi-tenant, primarily retail-oriented, properties in major metropolitan areas and growth markets, typically stabilized;
●	Single-tenant retail or other commercial, double or triple net leased, properties in major metropolitan areas and growth markets that are compliant with our commitments under the ROFO Agreement;
●	Ground leases, whether purchased or originated by the Company, that are compliant with our commitments under the ROFO Agreement;
●	Self-developed retail or other commercial properties;
●	Commercial loans and investments, whether purchased or originated by the Company, with loan terms of 1-10 years with strong risk-adjusted yields secured by property types to include hotel, retail, residential, land and industrial;
●	Select regional area investments using Company market knowledge and expertise to earn strong risk-adjusted yields; and
●	Real estate-related investment securities, including commercial mortgage-backed securities, preferred or common stock, and corporate bonds.

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

Reconciliation of Non-U.S. GAAP Measures (in thousands, except share and dividend data):

	Three Months Ended
	March 31, 2025	March 31, 2024
Net Income Attributable to the Company	$2,261	$5,842
Add Back: Effect of Dilutive Interest Related to 2025 Notes (1)	—	534
Net Income Attributable to the Company, If-Converted	$2,261	$6,376
Depreciation and Amortization of Real Estate	14,346	10,915
Gain on Disposition of Assets	—	(9,163)
Gain on Disposition of Other Assets	—	(231)
Provision for Impairment	—	48
Realized and Unrealized Loss on Investment Securities	165	4,039
Funds from Operations	$16,772	$11,984
Distributions to Preferred Stockholders	(1,878)	(1,187)
Funds From Operations Attributable to Common Stockholders	$14,894	$10,797
Amortization of Intangibles to Lease Income	(449)	474
Less: Effect of Dilutive Interest Related to 2025 Notes (1)	—	(534)
Core Funds From Operations Attributable to Common Stockholders	$14,445	$10,737
Adjustments:
Straight-Line Rent Adjustment	(573)	(693)
Other Depreciation and Amortization	(1)	(4)
Amortization of Loan Costs, Discount on Convertible Debt, and Capitalized Interest	367	221
Non-Cash Compensation	1,283	1,387
Adjusted Funds From Operations Attributable to Common Stockholders	$15,521	$11,648

Weighted Average Number of Common Shares:
Basic	31,552,973	22,551,241
Diluted (2)	31,595,431	26,057,652

Dividends Declared and Paid - Preferred Stock	$0.40	$0.40
Dividends Declared and Paid - Common Stock	$0.38	$0.38
(1)	As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in net income that would result from the assumed conversion of the 2025 Convertible Senior Notes to derive FFO (as defined herein) effective January 1, 2022 due to the implementation of ASU 2020-06 which requires presentation on an if-converted basis. For the three months ended March 31, 2024, interest related to the 2025 Convertible Senior Notes was added back to net income attributable to the Company to derive FFO, as the impact to net income attributable to common stockholders was dilutive. For the three months ended March 31, 2025, a total of $0.5 million of interest was not included as the impact of the 2025 Notes, if-converted, would be antidilutive to net income attributable to common stockholders for the period.
(2)	A total of 3.5 million shares representing the dilutive impact of the 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, were included in the computation of diluted net income per share attributable to common stockholders for the three months ended March 31, 2024, because they were dilutive to net income attributable to common stockholders for the period. A total of 3.8 million shares, representing the dilutive impact of the 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, were not included in the computation of diluted net income per share attributable to common stockholders for the three months ended March 31, 2025, because they were antidilutive to net income attributable to common stockholders for the period.

Other Data (in thousands, except per share data):

	Three Months Ended
	March 31, 2025	March 31, 2024
FFO Attributable to Common Stockholders	$14,894	$10,797
FFO Attributable to Common Stockholders per Common Share - Diluted (1)	$0.47	$0.41

Core FFO Attributable to Common Stockholders	$14,445	$10,737
Core FFO Attributable to Common Stockholders per Common Share - Diluted (1)	$0.46	$0.48

AFFO Attributable to Common Stockholders	$15,521	$11,648
AFFO Attributable to Common Stockholders per Common Share - Diluted (1)	$0.49	$0.52
(1)	The weighted average shares used to compute per share amounts for FFO Attributable to Common Stockholders per Common Share – Diluted, Core FFO Attributable to Common Stockholders per Common Share - Diluted, and AFFO Attributable to Common Stockholders per Common Share - Diluted do not reflect any dilution related to the ultimate settlement of the 2025 Convertible Senior Notes.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates include those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Our most significant estimate is as follows:

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease.  As required by U.S. GAAP, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The assumptions underlying the allocation of relative fair values are based on market information including, but not limited to: (i) the estimate of replacement cost of improvements under the cost approach, (ii) the estimate of land values based on comparable sales under the sales comparison approach, and (iii) the estimate of future benefits determined by either a reasonable rate of return over a single year’s net cash flow, or a forecast of net cash flows projected over a reasonable investment horizon under the income capitalization approach. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled one multi-tenant income property for an aggregate purchase price of $79.5 million, or a total acquisition cost of $80.0 million, for the three months ended March 31, 2025, and one building within an existing multi-tenant income property and one multi-tenant property for an aggregate purchase price of $71.0 million, or a total acquisition cost of $71.1 million, for the three months ended March 31, 2024.

See Note 2, “Summary of Significant Accounting Policies” in the Notes to Financial Statements, for further discussion of the Company’s accounting estimates and policies.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our Credit Facility, as this facility carries a variable rate of interest. Our borrowings on our $300.0 million Credit Facility bear interest at a rate ranging from SOFR plus 0.10% plus 125 basis points to SOFR plus 0.10% plus 220 basis points based on our level of borrowing as a percentage of our total asset value. As of March 31, 2025, the outstanding balance on our Credit Facility totaled $170.0 million of which $120.0 million was not fixed by virtue of an interest rate swap agreement. As of March 31, 2024, the outstanding balance on our Credit Facility was $209.5 million of which $59.5 million was not fixed by virtue of an interest rate swap agreement. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by $1.2 million and $0.6 million as of March 31, 2025 and 2024, respectively. The Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to certain of its debt borrowings, see Note 16, “Interest Rate Swaps” in the Notes to Financial Statements. By virtue of fixing the variable rate on certain debt borrowings, our exposure to changes in interest rates is minimal but for the impact on other comprehensive income and loss. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 1A. RISK FACTORS

For a discussion of the Company’s potential risks and uncertainties, see the information set forth under the heading Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”). The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company. As of March 31, 2025, there have been no material changes in our risk factors from those set forth within the Form 10-K.

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

(10.1)

Form of February 12, 2025 Non-Employee Director Stock Award Agreement, filed as Exhibit 10.40 to the registrant’s annual report on Form 10-K filed February 20, 2025, and incorporated herein by reference.

(10.2)	Form of February 12, 2025 Performance Share Award Agreement filed as Exhibit 10.41 to the registrant’s annual report on Form 10-K filed February 20, 2025, and incorporated herein by reference.

Exhibit 31.1	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**Exhibit 32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**Exhibit 32.2	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	Inline XBRL Instance Document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

CTO REALTY GROWTH, INC.
(Registrant)

May 1, 2025	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

May 1, 2025	By:	/s/ Philip R. Mays
Philip R. Mays, Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

May 1, 2025	By:	/s/ Lisa M. Vorakoun
Lisa M. Vorakoun, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)