Form 10-Q
period 2025-06-30
CTO Realty Growth, Inc.
filed 2025-07-29
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 24, 2025, there were 32,939,610 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CTO REALTY GROWTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	(Unaudited) June 30, 2025	December 31, 2024
ASSETS
Real Estate:
Land, at Cost	$283,759	$257,748
Building and Improvements, at Cost	764,952	720,480
Other Furnishings and Equipment, at Cost	911	883
Construction in Process, at Cost	2,597	5,091
Total Real Estate, at Cost	1,052,219	984,202
Less, Accumulated Depreciation	(100,206)	(82,864)
Real Estate—Net	952,013	901,338
Land and Development Costs	300	300
Intangible Lease Assets—Net	81,548	79,198
Investment in Alpine Income Property Trust, Inc.	34,752	39,666
Commercial Loans and Investments	106,128	105,043
Cash and Cash Equivalents	8,551	9,017
Restricted Cash	10,291	8,344
Refundable Income Taxes	-	70
Deferred Income Taxes—Net	2,472	2,467
Other Assets—See Note 11	37,171	36,201
Total Assets	$1,233,226	$1,181,644
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$2,228	$3,278
Accrued and Other Liabilities—See Note 17	23,054	21,268
Deferred Revenue—See Note 18	12,512	10,183
Intangible Lease Liabilities—Net	16,005	15,124
Income Taxes Payable	14	—
Long-Term Debt—Net	605,351	518,993
Total Liabilities	659,164	568,846
Commitments and Contingencies—See Note 21
Stockholders’ Equity:
Preferred Stock – 100,000,000 shares authorized; $0.01 par value, 6.375% Series A Cumulative Redeemable Preferred Stock, $25.00 Per Share Liquidation Preference, 4,713,069 shares issued and outstanding at June 30, 2025 and 4,713,069 shares issued and outstanding at December 31, 2024	47	47
Common Stock – 500,000,000 shares authorized; $0.01 par value, 32,934,716 shares issued and outstanding at June 30, 2025 and 31,673,479 shares issued and outstanding at December 31, 2024	329	317
Additional Paid-In Capital	390,003	367,828
Retained Earnings	182,362	232,089
Accumulated Other Comprehensive Income	1,321	12,517
Total Stockholders’ Equity	574,062	612,798
Total Liabilities and Stockholders’ Equity	$1,233,226	$1,181,644

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Revenues
Income Properties	$33,375	$25,878	$65,047	$50,501
Management Fee Income	1,247	1,131	2,425	2,236
Interest Income From Commercial Loans and Investments	3,016	1,441	5,977	2,792
Real Estate Operations	—	395	—	1,443
Total Revenues	37,638	28,845	73,449	56,972
Direct Cost of Revenues
Income Properties	(10,178)	(8,080)	(19,069)	(14,833)
Real Estate Operations	—	(259)	—	(1,078)
Total Direct Cost of Revenues	(10,178)	(8,339)	(19,069)	(15,911)
General and Administrative Expenses	(4,448)	(3,459)	(9,131)	(7,675)
Provision for Impairment	—	(67)	—	(115)
Depreciation and Amortization	(15,294)	(11,549)	(29,658)	(22,480)
Total Operating Expenses	(29,920)	(23,414)	(57,858)	(46,181)
Gain on Disposition of Assets	—	—	—	9,163
Loss on Extinguishment of Debt	(20,396)	—	(20,396)	—
Other Gain (Loss)	(20,396)	—	(20,396)	9,163
Total Operating Income (Loss)	(12,678)	5,431	(4,805)	19,954
Investment and Other Income (Loss)	(3,687)	1,429	(3,112)	(1,830)
Interest Expense	(6,859)	(5,604)	(12,995)	(11,133)
Income (Loss) Before Income Tax Benefit (Expense)	(23,224)	1,256	(20,912)	6,991
Income Tax Benefit (Expense)	(194)	(73)	(245)	34
Net Income (Loss) Attributable to the Company	(23,418)	1,183	(21,157)	7,025
Distributions to Preferred Stockholders	(1,878)	(1,871)	(3,756)	(3,058)
Net Income (Loss) Attributable to Common Stockholders	$(25,296)	$(688)	$(24,913)	$3,967

Per Share Information—See Note 13:
Basic and Diluted Net Income (Loss) Attributable to Common Stockholders	$(0.77)	$(0.03)	$(0.78)	$0.17

Weighted Average Number of Common Shares
Basic	32,678,771	22,787,252	32,118,982	22,669,246
Diluted	32,727,831	22,828,148	32,174,574	22,674,796

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net Income (Loss) Attributable to the Company	$(23,418)	$1,183	$(21,157)	$7,025
Other Comprehensive Income (Loss):
Cash Flow Hedging Derivative - Interest Rate Swaps	(3,925)	982	(11,196)	8,495
Total Other Comprehensive Income (Loss)	(3,925)	982	(11,196)	8,495
Total Comprehensive Income (Loss)	$(27,343)	$2,165	$(32,353)	$15,520

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

For the three months ended June 30, 2025:

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders' Equity
Balance April 1, 2025	$47	$318	$368,000	$220,272	$5,246	$593,883
Net Loss Attributable to the Company	—	—	—	(23,418)	—	(23,418)
Stock Repurchase	—	—	(37)	—	—	(37)
Stock Issuance to Directors	—	—	89	—	—	89
Stock Issuance, Settlement of 2025 Notes	—	11	21,037	—	—	21,048
Stock-Based Compensation Expense	—	—	914	—	—	914
Preferred Stock Dividends Declared for the Period	—	—	—	(1,878)	—	(1,878)
Common Stock Dividends Declared for the Period	—	—	—	(12,614)	—	(12,614)
Other Comprehensive Loss	—	—	—	—	(3,925)	(3,925)
Balance June 30, 2025	$47	$329	$390,003	$182,362	$1,321	$574,062

For the three months ended June 30, 2024:

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders' Equity
Balance April 1, 2024	$30	$229	$169,924	$277,654	$14,404	$462,241
Net Income Attributable to the Company	—	—	—	1,183	—	1,183
Stock Issuance to Directors	—	—	89	—	—	89
Issuance of Preferred Stock, Net of Underwriting Discount and Expenses	17	—	32,979	—	—	32,996
Stock Issuance, Net of Equity Issuance Costs	—	2	4,230		—	4,232
Stock-Based Compensation Expense	—	—	660	—	—	660
Preferred Stock Dividends Declared for the Period	—	—	—	(1,871)	—	(1,871)
Common Stock Dividends Declared for the Period	—	—	—	(8,697)	—	(8,697)
Other Comprehensive Income	—	—	—	—	982	982
Balance June 30, 2024	$47	$231	$207,882	$268,269	$15,386	$491,815

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(Unaudited, in thousands)

For the six months ended June 30, 2025:

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders' Equity
Balance January 1, 2025	$47	$317	$367,828	$232,089	$12,517	$612,798
Net Loss Attributable to the Company	—	—	—	(21,157)	—	(21,157)
Stock Repurchase	—	—	(37)	—	—	(37)
Vested Restricted Stock and Performance Shares	—	1	(1,035)	—	—	(1,034)
Stock Issuance to Directors	—	—	490	—	—	490
Payment of Equity Issuance Costs	—	—	(75)	—	—	(75)
Stock Issuance, Settlement of 2025 Notes	—	11	21,037	—	—	21,048
Stock-Based Compensation Expense	—	—	1,795	—	—	1,795
Preferred Stock Dividends Declared for the Period	—	—	—	(3,756)	—	(3,756)
Common Stock Dividends Declared for the Period	—	—	—	(24,814)	—	(24,814)
Other Comprehensive Loss	—	—	—	—	(11,196)	(11,196)
Balance June 30, 2025	$47	$329	$390,003	$182,362	$1,321	$574,062

For the six months ended June 30, 2024:

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders' Equity
Balance January 1, 2024	$30	$226	$168,435	$281,944	$6,891	$457,526
Net Income Attributable to the Company	—	—	—	7,025	—	7,025
Stock Repurchase	—	—	(664)	—	—	(664)
Vested Restricted Stock and Performance Shares	—	1	(1,275)	—	—	(1,274)
Stock Issuance to Directors	—	—	469	—	—	469
Issuance of Preferred Stock, Net of Underwriting Discount and Expenses	17	—	32,979	—	—	32,996
Stock Issuance, Net of Equity Issuance Costs	—	4	6,292		—	6,296
Stock-Based Compensation Expense	—	—	1,646	—	—	1,646
Preferred Stock Dividends Declared for the Period	—	—	—	(3,058)	—	(3,058)
Common Stock Dividends Declared for the Period	—	—	—	(17,642)	—	(17,642)
Other Comprehensive Income	—	—	—	—	8,495	8,495
Balance June 30, 2024	$47	$231	$207,882	$268,269	$15,386	$491,815

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash Flow from Operating Activities:
Net Income (Loss) Attributable to the Company	$(21,157)	$7,025
Adjustments to Reconcile Net Income (Loss) Attributable to the Company to Net Cash Provided by Operating Activities:
Depreciation and Amortization	29,658	22,480
Amortization of Intangible Assets and Liabilities to Income Property Revenue	(716)	718
Amortization of Deferred Financing Costs to Interest Expense	639	513
Amortization of Discount on Convertible Debt	45	80
Gain on Disposition of Real Estate and Intangible Lease Assets and Liabilities	—	(4,618)
Gain on Disposition of Subsurface Interests	—	(4,545)
Loss on Extinguishment of Debt	20,396	—
Provision for Impairment	—	115
Accretion of Commercial Loans and Investments Origination Fees	(318)	(77)
Non-Cash Imputed Interest	(10)	(15)
Deferred Income Taxes	(5)	(138)
Unrealized Loss on Investment Securities	4,798	3,994
Non-Cash Compensation	2,286	2,137
Decrease (Increase) in Assets:
Refundable Income Taxes	70	161
Land and Development Costs	—	3
Mitigation Credits and Mitigation Credit Rights	—	690
Other Assets	(1,708)	(2,811)
Increase (Decrease) in Liabilities:
Accounts Payable	(1,051)	(974)
Accrued and Other Liabilities	(3,033)	(269)
Deferred Revenue	2,329	171
Income Taxes Payable	14	—
Net Cash Provided By Operating Activities	32,237	24,640
Cash Flow from Investing Activities:
Acquisition of Real Estate and Intangible Lease Assets and Liabilities	(80,022)	(72,659)
Investments in and Improvements to Real Estate	(1,062)	(5,475)
Acquisition of Commercial Loans and Investments	(6,405)	(7,030)
Proceeds from Disposition of Property, Plant, and Equipment, Net	—	19,527
Proceeds from Disposition of Subsurface Interests	—	4,974
Principal Payments Received on Commercial Loans and Investments	5,638	18,517
Acquisition of Investment Securities	(7,218)	(254)
Proceeds from the Sale of Investment Securities	620	1,655
Net Cash Used In Investing Activities	(88,449)	(40,745)
Cash Flow From Financing Activities:
Proceeds from Long-Term Debt	157,000	71,000
Payments on Long-Term Debt	(56,272)	(84,000)
Cash Paid for Loan Fees	(83)	(13)
Cash Proceeds from Common Stock Issuance	490	469
Proceeds from Issuance of Preferred Stock, Net of Underwriting Discount and Expenses	—	32,996
Cash Used to Purchase Common and Preferred Stock	(37)	(664)
Cash Paid for Vesting of Restricted Stock	(1,034)	(1,274)
Proceeds from (Cash Paid for) Issuance of Common and Preferred Stock, Net	(75)	6,296
Cash Paid for Premium Related to Settlement of 2025 Notes	(14,110)	—
Dividends Paid - Preferred Stock	(3,756)	(3,058)
Dividends Paid - Common Stock	(24,430)	(17,309)
Net Cash Provided By Financing Activities	57,693	4,443
Net Decrease in Cash, Cash Equivalents and Restricted Cash	1,481	(11,662)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	17,361	17,819
Cash, Cash Equivalents and Restricted Cash, End of Period	$18,842	$6,157

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$8,551	$4,794
Restricted Cash	10,291	1,363
Total Cash	$18,842	$6,157

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, in thousands)

	Six Months Ended
	June 30, 2025	June 30, 2024
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Taxes, Net of Refunds Received	$167	$17
Cash Paid for Interest (1)	$12,790	$10,654

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Gain (Loss) on Cash Flow Hedges	$(11,196)	$8,495
Common Stock Dividends Declared and Unpaid	$384	$333
Principal Related to Settlement of 2025 Notes, Paid in Common Stock	$14,762	$—
Premium Related to Settlement of 2025 Notes, Paid in Common Stock	$6,286	$—

(1)     Includes capitalized interest of $0.1 million during the six months ended June 30, 2024, with no interest being capitalized during the six months ended June 30, 2025.

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

As of June 30, 2025, we own and manage, sometimes utilizing third-party property management companies, 24 commercial real estate properties in seven states in the United States, comprising 5.3 million square feet of gross leasable space. In addition to our income property portfolio, as of June 30, 2025, our business included the following:

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

Investment in PINE: Our business also includes our investment in PINE. As of June 30, 2025, the fair value of our investment totaled $34.8 million, or 15.4% of PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

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

The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other entities in which we have a controlling interest. Any real estate entities or properties included in the consolidated financial statements have been consolidated only for the periods that such entities or properties were owned or under control by us. All inter-company balances and transactions have been eliminated in the consolidated financial statements. As of June 30, 2025, the Company has an equity investment in PINE.

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

Real Estate

The Company’s real estate assets are stated at cost, less accumulated depreciation and amortization. Such assets are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to the applicable property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the Company’s consolidated statement of operations. The amount of depreciation of real estate, exclusive of amortization related to intangible assets, recognized for the three months ended June 30, 2025 and June 30, 2024, was $9.0 million and $6.7 million, respectively. The amount of depreciation of real estate, exclusive of amortization related to intangible assets, recognized for the six months ended June 30, 2025 and June 30, 2024, was $17.3 million and $13.1 million, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of June 30, 2025 and December 31, 2024 include certain amounts over the Federal Deposit Insurance Corporation limits.

Restricted Cash

Restricted cash totaled $10.3 million at June 30, 2025, which is being held in four reserve accounts related to the Company’s commercial loans and investments for interest, real estate tax and/or construction costs.

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

The Company documented the relationship between the hedging instruments and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transactions. At the hedges’ inception, the Company assessed whether the derivatives that are used in hedging the transactions are highly effective in offsetting changes in cash flows of the hedged items, and we have continued and will continue to do so on a quarterly basis.

Changes in fair value of the hedging instruments that are highly effective and designated and qualified as cash-flow hedges are recorded in other comprehensive income and loss, until earnings are affected by the variability in cash flows of the designated hedged items (see Note 16, “Interest Rate Swaps”).

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at June 30, 2025 and December 31, 2024, approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s Credit Facility (hereinafter defined) as of June 30, 2025 and December 31, 2024, approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s fixed rate commercial loans and investments, the 2026 Term Loan (hereinafter defined), the 2027 Term Loan (hereinafter defined), the 2028 Term Loan (hereinafter defined), the 2029 Term Loan (hereinafter defined), mortgage note, and convertible debt held as of June 30, 2025 and December 31, 2024 are measured at fair value based on current market rates for financial instruments with similar risks and maturities (see Note 8, “Fair Value of Financial Instruments”).

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

Accounts Receivable

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of accrued tenant reimbursable expenses and other tenant receivables. Receivables related to income property tenants totaled $3.1 million and $3.7 million as of June 30, 2025 and December 31, 2024, respectively.

The collectability of the aforementioned receivables shall be considered and adjusted through an allowance for doubtful accounts which is included in income property revenue on the consolidated statements of operations. As of June 30, 2025 and December 31, 2024, the Company’s allowance for doubtful accounts totaled $2.5 million and $1.9 million, respectively.

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

The Company also has certain properties within our income property portfolio that make up more than 10% of our geographic concentration and/or revenues, as described below:

●	Square Footage Concentrations. As of June 30, 2025, a total of 32%, 19%, 17% and 17% of the Company’s income property portfolio, based on square footage, were located in the states of Georgia, North Carolina, Texas, and Florida, respectively. As of December 31, 2024, a total of 23%, 22%, 19%, and 19% of the Company’s income property portfolio, based on square footage, were located in the states of Georgia, North Carolina, Texas, and Florida, respectively.
●	Tenant Concentrations. We did not have any tenants that accounted for more than 10% of total revenues during the six months ended June 30, 2025 or 2024.
●	Base Rent Concentrations. A total of 37%, 18%, 14%, and 14% of our base rent revenue during the six months ended June 30, 2025 was generated from tenants located in Georgia, Florida, Texas, and North Carolina, respectively. A total of 35%, 18%, 17%, and 11% of our base rent revenue during the six months ended June 30, 2024 was generated from tenants located in Georgia, Texas, Florida, and Virginia, respectively.

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

The components of leasing revenue are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Leasing Revenue
Lease Payments	$25,533	$19,197	$49,459	$37,698
Variable Lease Payments	7,842	6,681	15,588	12,803
Total Leasing Revenue	$33,375	$25,878	$65,047	$50,501

Minimum future base rental receipts under non-cancelable operating leases, excluding percentage rent and other lease payments that are not fixed and determinable, having remaining terms in excess of one year subsequent to June 30, 2025, are summarized as follows (in thousands):

Year Ending December 31,	Amounts
Remainder of 2025	$50,844
2026	95,758
2027	83,683
2028	69,937
2029	53,881
2030	44,638
2031 and Thereafter (Cumulative)	126,089
Total	$524,830

2025 Acquisitions. During the six months ended June 30, 2025, the Company acquired Ashley Park, a multi-tenant income property located in Newnan, GA, for a purchase price of $79.5 million, or a total acquisition cost of $80.0 million, including capitalized acquisition costs. Ashley Park comprises approximately 559,000 square feet, was 92% occupied at acquisition, and had a weighted average remaining lease term of 4.1 years at acquisition. Of the total acquisition costs, $26.0 million was allocated to land, $40.9 million to buildings and improvements, $16.8 million to intangible assets pertaining to the in-place lease value, leasing costs, and above market lease value and $3.7 million to intangible liabilities for the below market lease value.

2025 Dispositions. No income properties were disposed of during the six months ended June 30, 2025.

2024 Acquisitions. During the six months ended June 30, 2024, the Company acquired one multi-tenant income property, one vacant land parcel within an existing multi-tenant income property, and one building within an existing multi-tenant income property for an aggregate purchase price of $72.5 million, or a total acquisition cost of $72.6 million, as follows:

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

2025 Activity. During the six months ended June 30, 2025, no new commercial loans or investments were originated, however $6.4 million of funding, net of origination fees received, was provided for existing construction loans and principal repayments totaling $5.6 million were received.

2024 Activity. During the six months ended June 30, 2024, the Company originated one commercial loan investment for an investment volume of $10.0 million, at an initial fixed interest rate of 11.0%, of which $7.1 million had been funded as of June 30, 2024. During the six months ended June 30, 2024, the Company received $18.5 million of principal repayments.

Other Activity. Certain commercial loans and investments outstanding as of June 30, 2025 required determinations, at origination, related to variable interest entity matters as described herein:

●	Series A Preferred Investment. On July 11, 2024, the Company funded $10.0 million into an escrow account, which escrow closed on August 1, 2024 in exchange for 10,000 shares of 14.000% Series A preferred stock, with a $0.01 par value per share, of a subsidiary of a publicly-traded hospitality, entertainment and real-estate company (the “Series A Preferred Investment”). In connection with the investment, the Company received an origination fee of 1.0% or $0.1 million. The investment is not redeemable prior to July 11, 2029, except upon the occurrence of certain specified events. The Company determined, pursuant to FASB ASC Topic 810, Consolidation, that we do not have a variable interest in the entity underlying the Series A Preferred Investment; accordingly, FASB Topic ASC 320, Investments-Debt Securities, was applied and the investment was recorded in the consolidated balance sheets as a commercial loan investment at the time of acquisition.
●	Watters Creek Investment. On April 7, 2022, the Company entered into a preferred equity agreement to provide $30.0 million of funding towards the total investment in Watters Creek at Montgomery Farm, a grocery-anchored, mixed-use property located in Allen, Texas (the “Watters Creek Investment”). Pursuant to FASB ASC Topic 810, Consolidation, the Company determined it is not the primary beneficiary of the entity underlying the Watters Creek Investment; accordingly, the $30.0 million was recorded on the consolidated balance sheets as a commercial loan investment at the time of acquisition. The initial maturity date for the Watters Creek Investment was April 6, 2025; however, during the six months ended June 30, 2025, the borrower exercised the first of two one-year extension options thereby extending the maturity date to April 6, 2026. The Watters Creek Investment bears a fixed interest rate of 8.50% at time of acquisition with increases during the initial term as well as the option terms, and requires payments of interest only prior to maturity. At closing, an origination fee of $0.15 million was received by the Company. The Watters Creek Investment represents $30.0 million, or approximately 23%, of funding towards the total investment in Watters Creek at Montgomery Farm, a grocery-anchored, mixed-use property located in Allen, Texas (the “Watters Creek Property”). The remaining funding is comprised of a combination of third-party sponsorship equity and a secured first mortgage.

The Company’s commercial loans and investments were comprised of the following at June 30, 2025 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Preferred Investment – Watters Creek – Allen, TX	April 2022	April 2026	$30,000	$30,000	$29,942	9.50%
Mortgage Note – Founders Square – Dallas, TX	March 2023	March 2026	15,000	15,000	14,967	8.75%
Promissory Note – Main Street – Daytona Beach, FL	June 2023	May 2033	400	400	400	7.00%
Series A Preferred Investment	July 2024	July 2029	10,000	10,000	9,920	14.00%
Mortgage Note - Rivana - Herndon, VA	September 2024	September 2026	42,000	42,000	41,664	11.00%
Construction Loan - Whole Foods - Forsyth, GA	November 2024	May 2027	40,200	10,605	10,307	12.15%
			$137,600	$108,005	$107,200
CECL Reserve					(1,072)
Total Commercial Loans and Investments					$106,128

The Company’s commercial loans and investments were comprised of the following at December 31, 2024 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Preferred Investment – Watters Creek – Allen, TX	April 2022	April 2025	$30,000	$30,000	$29,987	9.00%
Mortgage Note – Founders Square – Dallas, TX	March 2023	March 2026	15,000	15,000	14,942	8.75%
Promissory Note – Main Street – Daytona Beach, FL	June 2023	May 2033	400	400	400	7.00%
Construction Loan - Hypoluxo - Lake Worth, FL	March 2024	June 2025	5,638	5,638	5,598	11.00%
Series A Preferred Investment	July 2024	July 2029	10,000	10,000	9,910	14.00%
Mortgage Note - Rivana - Herndon, VA	September 2024	September 2026	42,000	42,000	41,530	11.00%
Construction Loan - Whole Foods - Forsyth, GA	November 2024	May 2027	40,200	4,125	3,748	12.15%
			$143,238	$107,163	$106,115
CECL Reserve					(1,072)
Total Commercial Loans and Investments					$105,043

The carrying value of the commercial loans and investments portfolio at June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Current Face Amount	$108,005	$107,163
Unaccreted Origination Fees	(805)	(1,048)
CECL Reserve	(1,072)	(1,072)
Total Commercial Loans and Investments	$106,128	$105,043

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

During the three months ended June 30, 2025 and 2024, the Company earned management fee revenue from PINE totaling $1.1 million and $1.0 million, respectively. During the six months ended June 30, 2025 and 2024, the Company earned management fee revenue from PINE totaling $2.2 million and $2.1 million, respectively. Dividend income for the three months ended June 30, 2025 and 2024 totaled $0.7 million and $0.6 million, respectively. Dividend income for each of the six months periods ended June 30, 2025 and 2024 totaled $1.3 million. Management fee revenue from PINE, included in management services, and dividend income, included in investment and other income (loss), are reflected in the accompanying consolidated statements of operations.

The following table represents amounts due from PINE as of June 30, 2025 and December 31, 2024 which are included in other assets on the consolidated balance sheets (in thousands):

	As of
Description	June 30, 2025	December 31, 2024
Management Services Fee Due From PINE	$1,085	$1,098
Dividend Receivable	349	343
Other	(4)	27
Total	$1,430	$1,468

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

On December 12, 2023, the Board authorized the purchase by the Company of up to $2.0 million in shares of common stock of PINE (the “December 2023 PINE Share Purchase Authorization”). No purchases of PINE common stock were made pursuant to the December 2023 PINE Share Purchase Authorization during the year ended December 31, 2023 or during the six months ended June 30, 2025. Pursuant to the December 2023 PINE Share Purchase Authorization, during the year ended December 31, 2024, the Company purchased 29,807 shares of PINE common stock on the open market for a total of $0.4 million, or an average price of $14.97 per share.

As of June 30, 2025, CTO owns, in the aggregate, 1,223,854 OP Units and 1,138,621 shares of PINE common stock, representing an investment totaling $34.8 million, or 15.4% of PINE’s outstanding equity.

Portfolio Management Agreement. On December 4, 2023, the Company entered into an asset management agreement with a third party to manage a portfolio of multi-tenant and single-tenant assets (the “Portfolio Management Agreement”). Although the Company has no direct relationship with the third party, PINE is a lender to the third-party pursuant to a mortgage note originated by PINE which is secured by the portfolio. The Company receives (or expects to receive) asset management fees, disposition management fees, leasing commissions, and other fees related to the Company’s management and administration of the portfolio pursuant to the Portfolio Management Agreement. The Company also entered into a revenue sharing agreement with PINE whereby PINE will receive the portion of fees earned by the Company under the Portfolio Management Agreement which are attributable to the single tenant properties within the portfolio. Pursuant to the Portfolio Management Agreement, which is included in management fee income on the Company’s consolidated statements of operations, the Company recognized $0.1 million of revenue during the three months ended June 30, 2025 and less than $0.1 million of revenue during the three months ended June 30, 2024. During the six months ended June 30, 2025 and 2024, the Company recognized $0.2 million and $0.1 million of revenue, respectively.

Asset Management Agreement. On February 16, 2024, the Company entered into the Subsurface Management Agreement with a third party in conjunction with the sale of the Company’s remaining Subsurface Interests as further described in Note 6, “Real Estate Operations” below. The Company receives management and other fees pursuant to the Subsurface Management Agreement. The Company recognized less than $0.1 million of revenue during each of the three and six months ended June 30, 2025 and 2024 pursuant to the Subsurface Management Agreement, which is included in management fee income on the Company’s consolidated statements of operations.

NOTE 6. REAL ESTATE OPERATIONS

Real Estate Operations

Land and development costs at June 30, 2025 and December 31, 2024 were as follows (in thousands):

	As of
	June 30, 2025	December 31, 2024
Land and Development Costs	$300	$300
Total Land and Development Costs	$300	$300

Subsurface Interests. The Company sold its remaining 352,000 acres of Subsurface Interests during the six months ended June 30, 2024 for $5.0 million, for a gain on sale of $4.5 million.

The Company historically released surface entry rights or other rights upon request of a surface owner for a negotiated release fee typically based on a percentage of the surface value. Cash payments for the release of surface entry rights for the six months ended June 30, 2024 totaled $0.1 million.

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

NOTE 7. INVESTMENT SECURITIES

As of June 30, 2025, the Company owns, in the aggregate and on a fully diluted basis, 2.36 million shares of PINE, or 15.4% of PINE’s total shares outstanding for an investment value of $34.8 million, which total includes 1.2 million OP Units, or 8.0%, which the Company received in exchange for the contribution of certain income properties to the PINE Operating Partnership, in addition to 1,138,621 shares of common stock owned by the Company, or 7.4%. The Company has elected the fair value option related to the aggregate investment in securities of PINE pursuant to ASC 825, otherwise such investments would have been accounted for under the equity method. For detailed financial information regarding PINE, please refer to its financial statements, which are publicly available on the website of the Securities and Exchange Commission at http://www.sec.gov under the ticker symbol “PINE.”

The Company calculates the unrealized gain or loss based on the closing stock price of PINE at each respective balance sheet date. The unrealized, non-cash gains and losses resulting from the changes in the closing stock price of PINE are included in investment and other income (loss) in the accompanying consolidated statements of operations.

The Company’s available-for-sale securities as of June 30, 2025 and December 31, 2024 are summarized below (in thousands):

	Cost	Unrealized Gains in Investment Income	Unrealized Losses in Investment Income	Estimated Fair Value (Level 1 Inputs)
June 30, 2025
Common Stock	$20,929	$—	$(4,180)	$16,749
Operating Units	23,253	—	(5,250)	18,003
Total Equity Securities	$44,182	$—	$(9,430)	$34,752

December 31, 2024
Common Stock	$20,929	$—	$(1,812)	$19,117
Operating Units	23,253	—	(2,704)	20,549
Total Equity Securities	$44,182	$—	$(4,516)	$39,666

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$8,551	$8,551	$9,017	$9,017
Restricted Cash - Level 1	$10,291	$10,291	$8,344	$8,344
Commercial Loans and Investments - Level 2	$106,128	$109,697	$105,043	$110,665
Long-Term Debt - Level 2	$605,351	$596,879	$518,993	$508,309

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

The following table presents the fair value of assets (liabilities) measured on a recurring basis by level as of June 30, 2025 and December 31, 2024 (in thousands). See Note 16, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025
Cash Flow Hedge - 2026 Term Loan Interest Rate Swaps	$366	$—	$366	$—
Cash Flow Hedge - 2027 Term Loan Interest Rate Swaps	$2,536	$—	$2,536	$—
Cash Flow Hedge - 2028 Term Loan Interest Rate Swaps	$(1,545)	$—	$(1,545)	$—
Cash Flow Hedge - 2029 Term Loan Interest Rate Swaps	$335	$—	$335	$—
Cash Flow Hedge - Credit Facility Interest Rate Swaps	$(371)	$—	$(371)	$—
Investment Securities	$34,752	$34,752	$—	$—
December 31, 2024
Cash Flow Hedge - 2026 Term Loan Interest Rate Swaps	$2,372	$—	$2,372	$—
Cash Flow Hedge - 2027 Term Loan Interest Rate Swaps	$5,854	$—	$5,854	$—
Cash Flow Hedge - 2028 Term Loan Interest Rate Swaps	$1,001	$—	$1,001	$—
Cash Flow Hedge - 2029 Term Loan Interest Rate Swaps	$3,099	$—	$3,099	$—
Cash Flow Hedge - Credit Facility Interest Rate Swaps	$191	$—	$191	$—
Investment Securities	$39,666	$39,666	$—	$—

NOTE 9. INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. The gross values of certain intangible lease assets and liabilities that were fully amortized as of December 31, 2024, and the related accumulated amortization, were adjusted in the disclosure below. There was no impact to Intangible Lease Assets-Net or Intangible Lease Liabilities-Net as reported in the consolidated balance sheets as of December 31, 2024 as a result of the disclosure adjustment. Intangible assets and liabilities consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	As of
	June 30, 2025	December 31, 2024
Intangible Lease Assets:
Value of In-Place Leases	$92,331	$82,740
Value of Above Market In-Place Leases	24,766	23,295
Value of Intangible Leasing Costs	26,321	24,051
Sub-total Intangible Lease Assets	143,418	130,086
Accumulated Amortization	(61,870)	(50,888)
Sub-total Intangible Lease Assets—Net	81,548	79,198
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(24,288)	(21,267)
Sub-total Intangible Lease Liabilities	(24,288)	(21,267)
Accumulated Amortization	8,283	6,143
Sub-total Intangible Lease Liabilities—Net	(16,005)	(15,124)
Total Intangible Assets and Liabilities—Net	$65,543	$64,074

The following table reflects the net amortization of intangible assets and liabilities during the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Amortization Expense	$6,287	$4,811	$12,316	$9,344
Accretion to Income Properties Revenue	(267)	244	(716)	718
Net Amortization of Intangible Assets and Liabilities	$6,020	$5,055	$11,600	$10,062

Amortization Expense for the three and six months ended June 30, 2025 includes $0.6 million and $1.3 million, respectively, in the acceleration of amortization of lease intangibles related to certain leases terminated during the six months ended June 30, 2025. Accretion to Income Properties Revenue for the three and six months ended June 30, 2025 includes $0.1 million and $0.4 million, respectively, in the acceleration of amortization of lease intangibles related to certain leases terminated during the six months ended June 30, 2025.

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Amount	Future Accretion to Income Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
Remainder of 2025	$10,774	$(369)	$10,405
2026	18,298	(923)	17,375
2027	13,480	(707)	12,773
2028	9,366	(457)	8,909
2029	5,620	(666)	4,954
2030	3,949	(359)	3,590
2031 and Thereafter	8,497	(960)	7,537
Total	$69,984	$(4,441)	$65,543

As of June 30, 2025, the weighted average amortization period of total intangible assets and liabilities was 7.4 years and 6.8 years, respectively.

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

There were no impairment charges on the Company’s income property portfolio during the six months ended June 30, 2025 or 2024.

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

No impairment charge related to CECL was recorded during the six months ended June 30, 2025. During the six months ended June 30, 2024, the Company recorded an impairment charge of $0.1 million related to its commercial loans and investments.

NOTE 11. OTHER ASSETS

Other assets consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	As of
	June 30, 2025	December 31, 2024
Income Property Tenant Receivables, Net of Allowance for Doubtful Accounts (1)	$3,166	$3,745
Income Property Straight-line Rent Adjustment	8,723	7,437
Income Property Leasing Commissions and Costs, Net	8,059	7,594
Operating Leases - Right-of-Use Asset	296	305
Cash Flow Hedge - Interest Rate Swap	5,266	12,517
Infrastructure Reimbursement Receivables	321	312
Prepaid Expenses, Deposits, and Other	8,972	1,676
Due from Alpine Income Property Trust, Inc.	1,430	1,468
Financing Costs, Net of Accumulated Amortization	938	1,147
Total Other Assets	$37,171	$36,201
(1)	Allowance for doubtful accounts was $2.5 million and $1.9 million as of June 30, 2025 and December 31, 2024, respectively.

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

The Company was not active under the 2024 ATM Program during the six months ended June 30, 2025. As of June 30, 2025, $216.5 million of availability remained under the 2024 ATM Program.

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

On August 23, 2024, the Company implemented a $24.5 million “at-the-market” preferred stock equity offering program (the “2024 Preferred Stock ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Series A Preferred Stock. During the year ended December 31, 2024, the Company sold 15,844 shares under the 2024 Preferred Stock ATM Program generating net proceeds of $0.4 million at a weighted average price of $23.22 per share after deducting transaction fees of less than $0.1 million. The Company was not active under the 2024 Preferred Stock ATM Program during the six months ended June 30, 2025. As of June 30, 2025, $24.1 million of availability remained under the 2024 Preferred Stock ATM Program.

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

The following table outlines dividends declared and paid for the Series A Preferred Stock and the Company’s common stock during the three and six months ended June 30, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Series A Preferred Stock
Dividends	$1,878	$1,871	$3,756	$3,058
Per Share	$0.40	$0.40	$0.80	$0.80

Common Stock
Dividends	$12,008	$8,709	$24,430	$17,309
Per Share	$0.38	$0.38	$0.76	$0.76

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

The following is a reconciliation of basic and diluted earnings per common share for each of the periods presented (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Basic and Diluted Earnings:
Net Income (Loss) Attributable to Common Stockholders, Used in Basic EPS	$(25,296)	$(688)	$(24,913)	$3,967
Add Back: Effect of Dilutive Interest Related to 2025 Notes (1)	—	—	—	—
Net Income (Loss) Attributable to Common Stockholders, Used in Diluted EPS	$(25,296)	$(688)	$(24,913)	$3,967

Basic and Diluted Shares:
Weighted Average Shares Outstanding, Basic	32,678,771	22,787,252	32,118,982	22,669,246
Common Shares Applicable to Unvested Restricted Stock Using the Treasury Stock Method	49,060	40,896	55,592	5,550
Common Shares Applicable to Dilutive Effect of 2025 Notes (2)	—	—	—	—
Weighted Average Shares Outstanding, Diluted	32,727,831	22,828,148	32,174,574	22,674,796

Per Share Information:
Net Income (Loss) Attributable to Common Stockholders
Basic and Diluted	$(0.77)	$(0.03)	$(0.78)	$0.17
(1)

The 2025 Notes were settled during the three and six months ended June 30, 2025. As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in net income or loss that would result from the assumed conversion of the 2025 Notes to derive FFO (as defined herein) effective January 1, 2022 due to the implementation of ASU 2020-06 which requires presentation on an if-converted basis. For the three and six months ended June 30, 2025, a total of $0.1 million and $0.6 million of interest was not included, respectively, as the impact of the 2025 Notes, if-converted, would be antidilutive to net loss attributable to common stockholders for the respective periods. For the three and six months ended June 30, 2024, a total of $0.5 million and $1.1 million of interest was not included, respectively, as the impact of the 2025 Notes, if-converted, would be antidilutive to net income attributable to common stockholders for the respective periods.

(2)

The 2025 Notes were settled during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2025, the Company issued 1,089,555 shares of the Company’s common stock in connection with the settlement of the 2025 Notes and such shares were included in the basic weighted average share count for the applicable periods. A total of 0.2 million shares and 2.0 million shares, representing the dilutive impact of the 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, were not included in the computation of diluted net income per share attributable to common stockholders for the three and six months ended June 30, 2025, respectively, because they were antidilutive to the net loss attributable to common stockholders for the respective periods. A total of  3.6 million shares and 3.5 million shares, representing the dilutive impact of the 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, were not included in the computation of diluted net income (loss) per share attributable to common stockholders for the three and six months ended June 30, 2024, respectively, because they were antidilutive to net income (loss) attributable to common stockholders for the respective periods.

There were 49,060 and 55,592 potentially dilutive shares related to the Company’s restricted stock for the three and six months ended June 30, 2025, respectively. There were 40,896 and 5,550 potentially dilutive shares related to the Company’s restricted stock for the three and six months ended June 30, 2024, respectively.

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

On December 12, 2023, the Company’s Board of Directors approved a common stock repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase shares (the “December 2023 $5.0 Million Common Stock Repurchase Program”). Pursuant to the December 2023 $5.0 Million Common Stock Repurchase Program, the Company may repurchase shares of its common stock for a total purchase price of up to $5.0 million. Shares may be purchased under the December 2023 $5.0 Million Common Stock Repurchase Program in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The December 2023 $5.0 Million Common Stock Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended. During the year ended December 31, 2024, the Company repurchased 40,726 shares of its common stock on the open market for a total cost of $0.7 million, or an average price per share of $16.28 pursuant to the December 2023 $5.0 Million Common Stock Repurchase Program. During the six months ended June 30, 2025, the Company repurchased 2,251 shares of its common stock on the open market for a total cost of less than $0.1 million, or an average price per share of $16.34 pursuant to the December 2023 $5.0 Million Common Stock Repurchase Program. As of June 30, 2025, $4.3 million remained available for repurchases under the December 2023 $5.0 Million Common Stock Repurchase Program.

SERIES A PREFERRED STOCK REPURCHASE PROGRAM

On February 16, 2023, the Company’s Board of Directors approved a Series A Preferred Stock repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase shares (the “Series A Preferred Stock Repurchase Program”). Pursuant to the Series A Preferred Stock Repurchase Program, the Company may repurchase shares of its Series A Preferred Stock for a total purchase price of up to $3.0 million. Shares may be purchased under the Series A Preferred Stock Repurchase Program in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. The Series A Preferred Stock Repurchase Program does not obligate the Company to acquire any particular amount of shares of its Series A Preferred Stock and may be modified or suspended. During the year ended December 31, 2023, the Company repurchased 21,192 shares of Series A Preferred Stock on the open market for a total cost of $0.4 million, or an average price per share of $18.45. No shares of the Company’s Series A Preferred Stock were repurchased under the Series A Preferred Stock Repurchase Program during the six months ended June 30, 2025 or 2024.

NOTE 15. LONG-TERM DEBT

As of June 30, 2025, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt	Maturity Date	Interest Rate	Wtd. Avg. Rate
Credit Facility (1)	$224,000	January 2027	SOFR + 0.10% + [1.25% - 2.20%]	5.26%
2026 Term Loan (2)	65,000	March 2026	SOFR + 0.10% + [1.25% - 2.20%]	2.72%
2027 Term Loan (3)	100,000	January 2027	SOFR + 0.10% + [1.25% - 2.20%]	2.80%
2028 Term Loan (4)	100,000	January 2028	SOFR + 0.10% + [1.20% - 2.15%]	5.18%
2029 Term Loan (5)	100,000	September 2029	SOFR + 0.10% + [1.20% - 2.15%]	4.68%
Mortgage Note Payable	17,800	August 2026	4.060%	4.06%
Total Long-Term Face Value Debt	$606,800			4.44%
(1)

The Company utilized interest rate swaps on $150.0 million of the Credit Facility balance to fix SOFR and achieve a weighted average fixed swap rate of 3.50% plus the 10 bps SOFR adjustment plus the applicable spread. Two interest rate swaps on $100.0 million of the Credit Facility balance were effective on April 30, 2025 at a weighted average fixed swap rate of 3.32% plus the 10 bps SOFR adjustment plus the applicable spread.

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

At June 30, 2025, the current commitment level under the Credit Facility was $300.0 million, and the undrawn commitment under the Credit Facility totaled $76.0 million. As of June 30, 2025, the Credit Facility had a $224.0 million balance outstanding.

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

Convertible Debt. The Company initially issued $75.0 million aggregate principal amount of 3.875% Convertible Notes  (the “2025 Notes”). Following $24.0 million of repurchases during the years ended December 31, 2020 and 2021, $51.0 million aggregate principal amount of the 2025 Notes remained outstanding as of March 31, 2025.

The 2025 Notes represented senior unsecured obligations of the Company and paid interest semi-annually in arrears on each April 15th and October 15th, commencing on April 15, 2020, at a rate of 3.875% per annum. After the first quarter 2025 dividend, the conversion rate was equal to 73.8112 shares of common stock for each $1,000 principal amount of 2025 Notes, which represented an adjusted conversion price of $13.55 per share of common stock.

On January 15, 2025, the 2025 Notes became freely convertible at the option of each holder at any time until the close of business on the business day immediately preceding the stated maturity date. On April 3, 2025, the Company completed privately negotiated transactions with holders of $35.2 million in an aggregate principal amount of the 2025 Notes in which the holders exchanged their notes with the Company for an aggregate of 1,089,555 shares of the Company’s common stock, valued at $21.0 million, and aggregate cash payments of approximately $29.0 million, including approximately $0.6 million representing accrued interest. The 2025 Notes received by the Company were retired.

At maturity on April 15, 2025, the Company completed the payoff of the remaining 2025 Notes in an aggregate principal amount of $15.8 million for total cash payments of approximately $22.0 million, including approximately $0.3 million representing accrued interest.

In the aggregate, the settlement of the $51.0 million aggregate principal amount of the 2025 Notes resulted in a $20.4 million loss on extinguishment of debt which is comprised of a $20.1 million premium and $0.3 million of associated costs incurred related to the settlement.

Long-term debt consisted of the following (in thousands):

	June 30, 2025		December 31, 2024
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$224,000	$—	$87,000	$—
2026 Term Loan	65,000	65,000	65,000	—
2027 Term Loan	100,000	—	100,000	—
2028 Term Loan	100,000	—	100,000	—
2029 Term Loan	100,000	—	100,000	—
3.875% Convertible Senior Notes, net of Discount	—	—	50,989	50,989
Mortgage Note Payable	17,800	—	17,800	—
Financing Costs, net of Accumulated Amortization	(1,449)	—	(1,796)	—
Total Long-Term Debt	$605,351	$65,000	$518,993	$50,989

Payments applicable to reduction of principal amounts as of June 30, 2025 will be required as follows (in thousands):

As of June 30, 2025	Amount
Remainder of 2025	$—
2026	82,800
2027	324,000
2028	100,000
2029	100,000
2030	—
2031 and Thereafter	—
Total Long-Term Debt - Face Value	$606,800

The carrying value of long-term debt as of June 30, 2025 consisted of the following (in thousands):

Total
Current Face Amount	$606,800
Financing Costs, net of Accumulated Amortization	(1,449)
Total Long-Term Debt	$605,351

In addition to the $1.4 million of financing costs, net of accumulated amortization included in the table above, as of June 30, 2025, the Company also had financing costs, net of accumulated amortization related to the Credit Facility of $0.9 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the Company’s accompanying consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest Expense	$6,542	$5,307	$12,311	$10,540
Amortization of Deferred Financing Costs	311	257	639	513
Amortization of Discount on Convertible Notes	6	40	45	80
Total Interest Expense	$6,859	$5,604	$12,995	$11,133

Total Interest Paid (1)	$7,490	$5,903	$12,790	$10,654

(1)	Net of capitalized interest of $0.1 million during the six months ended June 30, 2024, with no interest being capitalized during the six months ended June 30, 2025.

The Company was in compliance with all of its debt covenants as of June 30, 2025 and December 31, 2024.

NOTE 16. INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the three and six months ended June 30, 2025 and 2024. Accordingly, the changes in fair value on the interest rate swaps have been classified in accumulated other comprehensive income. The fair value of the interest rate swap agreements are included in other assets and accrued and other liabilities, respectively, on the consolidated balance sheets. Information related to the Company’s interest rate swap agreements as of June 30, 2025 is presented below (in thousands):

Hedged Item (1)	Effective Date	Maturity Date	Rate	Amount	Fair Value as of June 30, 2025
2026 Term Loan	3/29/2024	3/10/2026	1.44% + 0.10% + applicable spread	$50,000	$878
2026 Term Loan	8/31/2021	3/10/2026	0.70% + 0.10% + applicable spread	$15,000	$340
2026 Term Loan (2)	3/10/2026	3/10/2031	3.80% + 0.10% + applicable spread	$40,000	$(852)
2027 Term Loan	3/29/2024	1/31/2027	1.35% + 0.10% + applicable spread	$100,000	$3,406
2027 Term Loan (2)	1/31/2027	1/30/2032	3.75% + 0.10% + applicable spread	$60,000	$(870)
2028 Term Loan	9/30/2022	1/31/2028	3.78% + 0.10% + applicable spread	$50,000	$(509)
2028 Term Loan	9/30/2022	1/31/2028	3.78% + 0.10% + applicable spread	$50,000	$(514)
2028 Term Loan (2)	1/31/2028	1/31/2033	3.81% + 0.10% + applicable spread	$60,000	$(522)
2029 Term Loan	1/31/2023	1/31/2030	3.27% + 0.10% + applicable spread	$50,000	$192
2029 Term Loan	1/31/2023	1/31/2030	3.26% + 0.10% + applicable spread	$33,000	$139
2029 Term Loan	1/31/2023	1/31/2030	3.36% + 0.10% + applicable spread	$17,000	$4
Credit Facility	2/1/2024	1/31/2028	3.85% + 0.10% + applicable spread	$50,000	$(581)
Credit Facility	4/30/2025	4/30/2030	3.41% + 0.10% + applicable spread	$50,000	$(97)
Credit Facility	4/30/2025	4/30/2030	3.23% + 0.10% + applicable spread	$50,000	$307
(1)	Effective September 30, 2022, the Company converted its existing interest rate swaps from 1-month LIBOR to SOFR.
(2)	The Company entered into forward swaps to further fix interest rates through periods that the Company reasonably expects to extend its current term loans.

The use of interest rate swap agreements carries risks, including the risk that the counterparties to these agreements are not able to perform. To mitigate this risk, the Company enters into interest rate swap agreements with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not currently anticipate that any of the counterparties to the Company’s interest rate swap agreements will fail to meet their obligations. As of June 30, 2025, there were no events of default related to the Company’s interest rate swap agreements.

NOTE 17. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Accrued Property Taxes	$6,376	$2,619
Reserve for Tenant Improvements	1,528	1,424
Tenant Security Deposits	3,230	2,833
Accrued Construction Costs	548	3,988
Accrued Interest	655	1,133
Environmental Reserve	40	47
Cash Flow Hedge - Interest Rate Swaps	3,945	—
Operating Leases - Liability	284	293
Construction and Other Reserves from Commercial Loans and Investments	2,164	2,279
Other	4,284	6,652
Total Accrued and Other Liabilities	$23,054	$21,268

Reserve for Tenant Improvements. In connection with recent acquisitions, the Company received an aggregate of $2.6 million from the sellers of certain properties for tenant improvement allowances, leasing commissions and other capital improvements. These amounts are included in accrued and other liabilities on the consolidated balance sheets. Through June 30, 2025, payments totaling $1.1 million were made leaving a remaining reserve for tenant improvements of $1.5 million.

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

NOTE 18. DEFERRED REVENUE

Deferred revenue consisted of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Prepaid Rent	$3,993	$3,698
Interest Reserve from Commercial Loans and Investments	8,126	6,067
Tenant Contributions	393	418
Total Deferred Revenue	$12,512	$10,183

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

NOTE 19. STOCK-BASED COMPENSATION

SUMMARY OF STOCK-BASED COMPENSATION

A summary of share activity for all equity classified stock compensation during the six months ended June 30, 2025 is presented below.

Type of Award	Shares Outstanding at 1/1/2025	Granted Shares	Vested / Exercised Shares	Expired Shares	Forfeited Shares	Shares Outstanding at 6/30/2025
Equity Classified - Performance Share Awards - Peer Group Market Condition Vesting	208,003	110,270	(55,386)	—	—	262,887
Equity Classified - Three Year Vest Restricted Shares	197,794	117,739	(73,009)	—	(272)	242,252
Total Shares	405,797	228,009	(128,395)	—	(272)	505,139

Amounts recognized in the financial statements for stock-based compensation are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Total Cost of Share-Based Plans Charged Against Income	$1,003	$750	$2,286	$2,137

EQUITY-CLASSIFIED STOCK COMPENSATION

Performance Share Awards – Peer Group Market Condition Vesting

Performance shares have been granted to certain employees under the 2010 Plan. The performance share awards entitle the recipient to receive, upon the vesting thereof, shares of common stock of the Company equal to between 0% and 150% of the number of performance shares awarded. The number of shares of common stock ultimately received by the award recipient is determined based on the Company’s total stockholder return as compared to the total stockholder return of a certain peer group during a three-year performance period. The Company granted a total of 110,270 performance shares during the six months ended June 30, 2025.

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

As of June 30, 2025, there was $3.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the non-vested performance share awards, which will be recognized over a remaining weighted average period of 2.0 years.

A summary of the activity for these awards during the six months ended June 30, 2025 is presented below:

Performance Shares With Market Conditions	Shares	Wtd. Avg. Fair Value Per Share
Non-Vested at January 1, 2025	208,003	$17.68
Granted	110,270	$20.68
Vested	(55,386)	$20.76
Expired	—	—
Forfeited	—	—
Non-Vested at June 30, 2025	262,887	$18.29

Restricted Shares

Restricted shares have been granted to certain employees under the 2010 Plan. Certain of the restricted shares vest  on each of the first, second, and third anniversaries of January 28 of the applicable year provided the grantee is an employee of the Company on those dates. Certain other restricted share awards, granted on July 1, 2022, vested entirely on the third anniversary of the grant date, or July 1, 2025, provided the grantees were employees of the Company on that date. In addition, any unvested portion of the restricted shares will vest upon a change in control. The Company granted a total of 117,739 shares of restricted Company common stock during the six months ended June 30, 2025.

The Company’s determination of the fair value of the restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date. Compensation cost is recognized on a straight-line basis over the applicable vesting period.

As of June 30, 2025, there was $3.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the non-vested restricted share awards, which will be recognized over a remaining weighted average period of 2.2 years.

A summary of the activity for these awards during the six months ended June 30, 2025 is presented below:

Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value Per Share
Non-Vested at January 1, 2025	197,794	$18.12
Granted	117,739	$20.39
Vested	(73,009)	$17.90
Expired	—	—
Forfeited	(272)	$17.06
Non-Vested at June 30, 2025	242,252	$19.29

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

Each non-employee director serving as of the beginning of each calendar year shall receive an annual award of the Company’s common stock. The value of such award totaled $62,500 for each of the six months ended June 30, 2025 and 2024 (the “Annual Award”). The number of shares awarded is calculated based on the trailing 20-day average price of the Company’s common stock as of the date two business days prior to the date of the award, rounded down to the nearest whole number of shares.

During the six months ended June 30, 2025 and 2024, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.5 million, or 25,499 shares, and $0.5 million, or 29,014 shares, respectively. The expense recognized includes the Annual Award received during the first quarter of each respective year, which totaled $0.3 million during each of the six month periods ended June 30, 2025 and 2024, respectively.

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

Contractual Commitments – Expenditures

The Company has committed to fund the following capital improvements. The improvements, which are related to several properties, are estimated to be generally completed within twelve months. These commitments, as of June 30, 2025, are as follows (in thousands):

As of June 30, 2025
Total Commitment (1)	$24,362
Less Amount Funded	(6,784)
Remaining Commitment	$17,578
(1)	Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

The Company is committed to fund one construction loan, for the Whole Foods Market anchored development in Forsyth County, Georgia, as described in Note 4, “Commercial Loans and Investments.” The unfunded portion of the construction loan totaled $29.6 million as of June 30, 2025.

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

Our income property operations consist of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 88% of our identifiable assets as of June 30, 2025 and December 31, 2024, and 88.6% of our consolidated revenues for each of the six months ended June 30, 2025 and 2024. Our management fee income consists of the management fees earned for the management of PINE, the Portfolio Management Agreement and the Subsurface Management Agreement during the six months ended June 30, 2025 and 2024. As of June 30, 2025, our commercial loan and investment portfolio consisted of four commercial loan investments and two preferred equity investments which are classified as commercial loan investments. Our real estate operations consists of revenues generated from the sale of and royalty income related to our interests in subsurface oil, gas, and mineral rights, and the sale of mitigation credits. The Company’s assets underlying its real estate operations were sold during the year ended December 31, 2024, therefore, no further revenues are expected from this segment.

Information about the Company’s operations in different segments for the three months ended June 30, 2025 is as follows (in thousands):

	Income Properties	Management Services	Commercial Loans and Investments	Total
Revenues:
Income Properties	$33,375	$—	$—	$33,375
Management Fee Income	—	1,247	—	1,247
Interest Income From Commercial Loans and Investments	—	—	3,016	3,016
Total Revenues for Reportable Segments	$33,375	$1,247	$3,016	$37,638

Operating Expenses:
Income Properties	$(10,178)	$—	$—	$(10,178)
Total Revenues Less Direct Costs of Revenues	$23,197	$1,247	$3,016	$27,460
Provision for Impairment	—	—	—	—
Depreciation and Amortization - Real Estate	(15,277)	—	—	(15,277)
Total Revenues Less Operating Expenses for Reportable Segments	$7,920	$1,247	$3,016	$12,183
Gain on Disposition of Assets	—	—	—	—
Net Income From Operations for Reportable Segments	$7,920	$1,247	$3,016	$12,183

Reconciliation to Consolidated Net Income
General and Administrative Expenses				(4,448)
Investment and Other Loss				(3,687)
Interest Expense				(6,859)
Loss on Extinguishment of Debt				(20,396)
Depreciation and Amortization - Other				(17)
Net Loss Before Income Tax Expense				$(23,224)
Income Tax Expense				(194)
Net Loss Attributable to the Company				$(23,418)

Information about the Company’s operations in different segments for the three months ended June 30, 2024 is as follows (in thousands):

	Income Properties	Management Services	Commercial Loans and Investments	Real Estate Operations	Total
Revenues:
Income Properties	$25,878	$—	$—	$—	$25,878
Management Fee Income	—	1,131	—	—	1,131
Interest Income From Commercial Loans and Investments	—	—	1,441	—	1,441
Real Estate Operations	—	—	—	395	395
Total Revenues for Reportable Segments	$25,878	$1,131	$1,441	$395	$28,845

Operating Expenses:
Income Properties	$(8,080)	$—	$—	$—	$(8,080)
Real Estate Operations	—	—	—	(259)	(259)
Total Revenues Less Direct Costs of Revenues	$17,798	$1,131	$1,441	$136	$20,506
Provision for Impairment	—	—	(67)	—	(67)
Depreciation and Amortization - Real Estate	(11,532)	—	—	—	(11,532)
Total Revenues Less Operating Expenses for Reportable Segments	$6,266	$1,131	$1,374	$136	$8,907
Gain on Disposition of Assets	—	—	—	—	—
Net Income From Operations for Reportable Segments	$6,266	$1,131	$1,374	$136	$8,907

Reconciliation to Consolidated Net Income
General and Administrative Expenses					(3,459)
Investment and Other Income					1,429
Interest Expense					(5,604)
Depreciation and Amortization - Other					(17)
Net Income Before Income Tax Expense					$1,256
Income Tax Expense					(73)
Net Income Attributable to the Company					$1,183

Information about the Company’s operations in different segments for the six months ended June 30, 2025 is as follows (in thousands):

	Income Properties	Management Services	Commercial Loans and Investments	Total
Revenues:
Income Properties	$65,047	$—	$—	$65,047
Management Fee Income	—	2,425	—	2,425
Interest Income From Commercial Loans and Investments	—	—	5,977	5,977
Total Revenues for Reportable Segments	$65,047	$2,425	$5,977	$73,449

Operating Expenses:
Income Properties	$(19,069)	$—	$—	$(19,069)
Total Revenues Less Direct Costs of Revenues	$45,978	$2,425	$5,977	$54,380
Provision for Impairment	—	—	—	—
Depreciation and Amortization - Real Estate	(29,623)	—	—	(29,623)
Total Revenues Less Operating Expenses for Reportable Segments	$16,355	$2,425	$5,977	$24,757
Gain on Disposition of Assets	—	—	—	—
Net Income From Operations for Reportable Segments	$16,355	$2,425	$5,977	$24,757

Reconciliation to Consolidated Net Income
General and Administrative Expenses				(9,131)
Investment and Other Loss				(3,112)
Interest Expense				(12,995)
Loss on Extinguishment of Debt				(20,396)
Depreciation and Amortization - Other				(35)
Net Loss Before Income Tax Benefit				$(20,912)
Income Tax Expense				(245)
Net Loss Attributable to the Company				$(21,157)

Information about the Company’s operations in different segments for the six months ended June 30, 2024 is as follows (in thousands):

	Income Properties	Management Services	Commercial Loans and Investments	Real Estate Operations	Total
Revenues:
Income Properties	$50,501	$—	$—	$—	$50,501
Management Fee Income	—	2,236	—	—	2,236
Interest Income From Commercial Loans and Investments	—	—	2,792	—	2,792
Real Estate Operations	—	—	—	1,443	1,443
Total Revenues for Reportable Segments	$50,501	$2,236	$2,792	$1,443	$56,972

Operating Expenses:
Income Properties	$(14,833)	$—	$—	$—	$(14,833)
Real Estate Operations	—	—	—	(1,078)	(1,078)
Total Revenues Less Direct Costs of Revenues	$35,668	$2,236	$2,792	$365	$41,061
Provision for Impairment	—	—	(115)	—	(115)
Depreciation and Amortization - Real Estate	(22,447)	—	—	—	(22,447)
Total Revenues Less Operating Expenses for Reportable Segments	$13,221	$2,236	$2,677	$365	$18,499
Gain on Disposition of Assets	4,618	—	—	4,545	9,163
Net Income From Operations for Reportable Segments	$17,839	$2,236	$2,677	$4,910	$27,662

Reconciliation to Consolidated Net Income
General and Administrative Expenses					(7,675)
Investment and Other Loss					(1,830)
Interest Expense					(11,133)
Depreciation and Amortization - Other					(33)
Net Income Before Income Tax Benefit					$6,991
Income Tax Benefit					34
Net Income Attributable to the Company					$7,025

Capital expenditures of each segment for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Capital Expenditures:
Income Properties	$195	$4,716	$81,059	$78,119
Commercial Loans and Investments	4,974	455	6,405	7,030
Corporate and Other	13	6	25	15
Total Capital Expenditures	$5,182	$5,177	$87,489	$85,164

Identifiable assets of each segment as of June 30, 2025 and December 31, 2024 are as follows (in thousands):

	As of
	June 30, 2025	December 31, 2024
Identifiable Assets:
Income Properties	$1,089,332	$1,039,466
Management Services	1,443	1,481
Commercial Loans and Investments	106,817	105,763
Real Estate Operations	621	611
Corporate and Other	35,013	34,323
Total Assets	$1,233,226	$1,181,644

Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Real Estate Operations includes the identifiable assets of certain real estate operations receivables. Corporate and other assets consist primarily of cash and restricted cash, property, plant, and equipment related to the other operations, as well as the general and corporate operations.

The Management Services and Real Estate Operations segments had no capital expenditures during the three and six months ended June 30, 2025 or 2024.

NOTE 23. SUBSEQUENT EVENTS

Subsequent events and transactions were evaluated through July 29, 2025, the date the consolidated financial statements were issued. There were no reportable subsequent events or transactions.

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

Special Note Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Also, when the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Management believes the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions. However, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update or revise such forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. The risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements, include, but are not limited to, the following:

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

As of June 30, 2025, we own and manage, sometimes utilizing third-party property management companies, 24 commercial real estate properties in seven states in the United States, comprising 5.3 million square feet of gross leasable space. In addition to our income property portfolio, as of June 30, 2025, our business included the following:

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

Investment in PINE: Our business also includes our investment in PINE. As of June 30, 2025, the fair value of our investment totaled $34.8 million, or 15.4% of PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

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

We believe investment in income-producing assets provides attractive opportunities for generally stable cash flows and increased returns over the long run through potential capital appreciation. Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. No properties were sold during the six months ended June 30, 2025. As a result of entering into the Exclusivity and Right of First Offer Agreement with PINE (the “ROFO Agreement”) which generally prevents us from investing in single-tenant net lease income properties, our income property investment strategy is focused on multi-tenant, primarily retail-oriented, properties. We may pursue this strategy by monetizing certain of our single-tenant properties, and should we do so, we would seek to utilize the 1031 like-kind exchange structure to preserve the tax-deferred gain on the original transaction(s) that pertains to the replacement asset.

Our current portfolio of 18 multi-tenant properties generates $98.8 million of revenue from annualized straight-line base lease payments and had a weighted average remaining lease term of 5.0 years as of June 30, 2025. Our current portfolio of 6 single-tenant income properties generates $5.4 million of revenues from annualized straight-line base lease payments and had a weighted average remaining lease term of 3.6 years as of June 30, 2025.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

Revenue

Total revenue for the three months ended June 30, 2025 is presented in the following summary and indicates the changes as compared to the three months ended June 30, 2024 (in thousands):

	Three Months Ended
Operating Segment	June 30, 2025	June 30, 2024	$ Variance	% Variance
Income Properties	$33,375	$25,878	$7,497	29.0%
Management Services	1,247	1,131	116	10.3%
Commercial Loans and Investments	3,016	1,441	1,575	109.3%
Real Estate Operations	—	395	(395)	(100.0)%
Total Revenue	$37,638	$28,845	$8,793	30.5%

Total revenue for the three months ended June 30, 2025 increased to $37.6 million, compared to $28.8 million during the three months ended June 30, 2024. The $8.8 million increase in total revenue is primarily attributable to increased income produced by the Company’s recent income property acquisitions versus that of properties disposed of by the Company during the comparative period, as well as more same store revenue from our properties owned during each period. Additionally, revenues from our commercial loans and investments increased, which was partially offset by reduced revenues from our real estate operations.

Income Properties

Revenue and operating income from our income property operations totaled $33.4 million and $23.2 million, respectively, during the three months ended June 30, 2025, compared to total revenue and operating income of $25.9 million and $17.8 million, respectively, for the three months ended June 30, 2024. The direct costs of revenues for our income property operations totaled $10.2 million and $8.1 million for the three months ended June 30, 2025 and 2024, respectively. The increase in revenues of $7.5 million, or 29.0%, during the three months ended June 30, 2025 is primarily related to the overall growth and lease up of the Company’s income property portfolio, as well as the timing of acquisitions versus dispositions. The increase in operating income of $5.4 million from our income property operations reflects increased rent revenues related to our net investments as well as leasing activity.

Management Services

Revenue from our management services from PINE totaled $1.1 million and $1.0 million during the three months ended June 30, 2025 and 2024, respectively. Management services during the three months ended June 30, 2025 and 2024 also included $0.1 million from the asset management agreement with a third party to manage a portfolio of multi-tenant and single-tenant assets (the “Portfolio Management Agreement”) and less than $0.1 million from the Subsurface Management Agreement.

Commercial Loans and Investments

Interest income from our commercial loans and investments totaled $3.0 million and $1.4 million during the three months ended June 30, 2025 and 2024, respectively. The increase of $1.6 million is primarily due to increased income as a result of the overall growth in the loan portfolio as well as the timing of the investments made related to new loan originations and structured investments.

Real Estate Operations

During the three months ended June 30, 2024, revenue and operating income from real estate operations was $0.4 million and $0.1 million, respectively, which was attributable to mitigation credits sold during the period. There was no revenue or operating income from real estate operations during the three months ended June 30, 2025, because the Company sold its portfolio of Subsurface Interests and all remaining mitigation credits during the year ended December 31, 2024.

General and Administrative Expenses

Total general and administrative expenses for the three months ended June 30, 2025 is presented in the following summary and indicates the changes as compared to the three months ended June 30, 2024 (in thousands):

	Three Months Ended
General and Administrative Expenses	June 30, 2025	June 30, 2024	$ Variance	% Variance
Recurring General and Administrative Expenses	$3,445	$2,709	$736	27.2%
Non-Cash Stock Compensation	1,003	750	253	33.7%
Total General and Administrative Expenses	$4,448	$3,459	$989	28.6%

The primary reason for the increase in total general and administrative expenses is the overall higher employee count, as a result of the increased operating activity from the increase in managed income property assets, as well as increases in compensation effective on January 1, 2025.

Depreciation and Amortization

Depreciation and amortization totaled $15.3 million and $11.6 million during the three months ended June 30, 2025 and 2024, respectively. The increase of $3.7 million is due to the overall growth in the Company’s income property portfolio, as well as $0.6 million in the acceleration of amortization for lease intangibles related to certain leases terminated during the three months ended June 30, 2025.

Gain on Disposition of Assets and Provision for Impairment

2025 Dispositions. There were no income property dispositions during the three months ended June 30, 2025.

2024 Dispositions. There were no income property dispositions during the three months ended June 30, 2024.

Provision for Impairment. There were no impairment charges on the Company’s income property portfolio during the three months ended June 30, 2025 and 2024. During the three months ended June 30, 2024, the Company recorded an impairment charge of $0.1 million related to its commercial loans and investments. There were no such impairment charges related to the Company’s CECL allowance during the three months ended June 30, 2025.

Investment and Other Income (Loss)

During the three months ended June 30, 2025, the closing stock price of PINE decreased by $2.01 per share, with a closing price of $14.71 on June 30, 2025. During the three months ended June 30, 2024, the closing stock price of PINE increased by $0.28 per share, with a closing price of $15.56 on June 30, 2024. The change in stock price resulted in unrealized non-cash gain (loss) on the Company’s investment in PINE in the amount of $(4.7) million and $0.7 million which is included in investment and other income (loss) in the consolidated statements of operations for the three months ended June 30, 2025 and 2024, respectively.

The Company earned dividend income from the investment in PINE of $0.7 million and $0.6 million during the three months ended June 30, 2025 and 2024, respectively.

Interest Expense

Interest expense totaled $6.9 million and $5.6 million for the three months ended June 30, 2025 and 2024, respectively. The increase of $1.3 million is primarily due to the $1.1 million increase in interest from the Company’s 2029 Term Loan effective on September 30, 2024 and $0.7 million increase in interest on the Credit Facility due to a higher average outstanding balance, partially offset by a $0.5 million reduction in interest on the 2025 Notes due to their settlement in early April 2025 and at maturity on April 15, 2025.

Loss on Extinguishment of Debt

During the three months ended June 30, 2025, the Company settled the aggregate $51.0 million of principal outstanding on the 2025 Notes in a combination of cash and the issuance of shares of the Company’s common stock resulting in a loss on extinguishment of debt of $20.4 million.

Net Income (Loss) Attributable to the Company

Net income (loss) attributable to the Company totaled $(23.4) million and $1.2 million during the three months ended June 30, 2025 and 2024, respectively. The $24.6 million decrease in net income is attributable to the factors described above, most notably the $20.4 million loss on extinguishment of debt incurred during the three months ended June 30, 2025.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

Revenue

Total revenue for the six months ended June 30, 2025 is presented in the following summary and indicates the changes as compared to the six months ended June 30, 2024 (in thousands):

	Six Months Ended
Operating Segment	June 30, 2025	June 30, 2024	$ Variance	% Variance
Income Properties	$65,047	$50,501	$14,546	28.8%
Management Services	2,425	2,236	189	8.5%
Commercial Loans and Investments	5,977	2,792	3,185	114.1%
Real Estate Operations	—	1,443	(1,443)	(100.0)%
Total Revenue	$73,449	$56,972	$16,477	28.9%

Total revenue for the six months ended June 30, 2025 increased to $73.4 million, compared to $57.0 million during the six months ended June 30, 2024. The $16.4 million increase in total revenue is primarily attributable to increased income produced by the Company’s recent income property acquisitions versus that of properties disposed of by the Company during the comparative period, as well as more same store revenue from our properties owned during each period. Additionally, revenues from our commercial loans and investments increased, which was partially offset by reduced revenues from our real estate operations.

Income Properties

Revenue and operating income from our income property operations totaled $65.0 million and $45.9 million, respectively, during the six months ended June 30, 2025, compared to total revenue and operating income of $50.5 million and $35.7 million, respectively, for the six months ended June 30, 2024. The direct costs of revenues for our income property operations totaled $19.1 million and $14.8 million for the six months ended June 30, 2025 and 2024, respectively. The increase in revenues of $14.5 million, or 28.8%, during the six months ended June 30, 2025 is primarily related to the overall growth and lease up of the Company’s income property portfolio, as well as the timing of acquisitions versus dispositions. The increase in operating income of $10.2 million from our income property operations reflects increased rent revenues related to net investments as well as leasing activity.

Management Services

Revenue from our management services from PINE totaled $2.2 million and $2.1 million during the six months ended June 30, 2025 and 2024, respectively. Management services during the six months ended June 30, 2025 and 2024 also included $0.2 million and $0.1 million, respectively, from the asset management agreement with a third party to manage a portfolio of multi-tenant and single-tenant assets (the “Portfolio Management Agreement”) and less than $0.1 million from the Subsurface Management Agreement during each of the six months ended June 30, 2025 and 2024.

Commercial Loans and Investments

Interest income from our commercial loans and investments totaled $6.0 million and $2.8 million during the six months ended June 30, 2025 and 2024, respectively. The increase is primarily due to increased income as a result of the overall growth in the loan portfolio as well as the timing of the investments made related to new loan originations and structured investments.

Real Estate Operations

During the six months ended June 30, 2024, revenue and operating income from real estate operations was $1.4 million and $0.4 million, respectively, which was attributable to mitigation credits sold during the period. There was no revenue or operating income from real estate operations during the six months ended June 30, 2025, because the Company sold its portfolio of Subsurface Interests and all remaining mitigation credits during the year ended December 31, 2024.

General and Administrative Expenses

Total general and administrative expenses for the six months ended June 30, 2025 is presented in the following summary and indicates the changes as compared to the six months ended June 30, 2024 (in thousands):

	Six Months Ended
General and Administrative Expenses	June 30, 2025	June 30, 2024	$ Variance	% Variance
Recurring General and Administrative Expenses	$6,845	$5,538	$1,307	23.6%
Non-Cash Stock Compensation	2,286	2,137	149	7.0%
Total General and Administrative Expenses	$9,131	$7,675	$1,456	19.0%

The primary reason for the increase in total general and administrative expenses is the overall higher employee count, as a result of the increased operating activity from the increase in managed income property assets, as well as increases in compensation effective on January 1, 2025.

Depreciation and Amortization

Depreciation and amortization totaled $29.7 million and $22.5 million during the six months ended June 30, 2025 and 2024, respectively. The increase of $7.2 million is due to the overall growth in the Company’s income property portfolio, as well as $1.3 million in the acceleration of amortization for lease intangibles related to certain leases terminated during the six months ended June 30, 2025.

Gain on Disposition of Assets and Provision for Impairment

2025 Dispositions. There were no income property dispositions during the six months ended June 30, 2025.

2024 Dispositions. During the six months ended June 30, 2024, the Company sold one mixed use income property in downtown Santa Fe, NM for $20.0 million, resulting in a gain of $4.6 million. Additionally, during the six months ended June 30, 2024, the Company sold its portfolio of Subsurface Interests for $5.0 million, resulting in a gain of $4.5 million.

Provision for Impairment. There were no impairment charges on the Company’s income property portfolio during the six months ended June 30, 2025 and 2024. During the six months ended June 30, 2024, the Company recorded an impairment charge of $0.1 million related to its commercial loans and investments. There were no such impairment charges related to the Company’s CECL allowance during the six months ended June 30, 2025.

Investment and Other Income (Loss)

During the six months ended June 30, 2025, the closing stock price of PINE decreased by $2.08 per share, with a closing price of $14.71 on June 30, 2025. During the six months ended June 30, 2024, the closing stock price of PINE decreased by $1.35 per share, with a closing price of $15.56 on June 30, 2024. The change in stock price resulted in unrealized non-cash losses on the Company’s investment in PINE in the amount of $4.9 million and $3.1 million which is included in investment and other income (loss) in the consolidated statements of operations for the six months ended June 30, 2025 and 2024, respectively.

The Company earned dividend income from the investment in PINE of $1.3 million during each of the six months ended June 30, 2025 and 2024, respectively.

Interest Expense

Interest expense totaled $13.0 million and $11.1 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $1.9 million is primarily due to the $2.3 million increase in interest from the Company’s 2029 Term Loan effective on September 30, 2024 which was partially offset by a $0.5 million reduction in interest on the 2025 Notes due to their settlement in early April 2025 and at maturity on April 15, 2025.

Loss on Extinguishment of Debt

During the six months ended June 30, 2025, the Company settled the aggregate $51.0 million of principal outstanding on the 2025 Notes in a combination of cash and the issuance of shares of the Company’s common stock resulting in a loss on extinguishment of debt of $20.4 million.

Net Income (Loss) Attributable to the Company

Net income (loss) attributable to the Company totaled $(21.2) million and $7.0 million during the six months ended June 30, 2025 and 2024, respectively. The $28.2 million decrease in net income is attributable to the factors described above, most notably the $20.4 million loss on extinguishment of debt incurred during the three months ended June 30, 2025 and the aggregate $9.2 million of gains on disposition of assets included in the six months ended June 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $8.6 million at June 30, 2025, while restricted cash totaled $10.3 million, see Note 2, “Summary of Significant Accounting Policies” in the Notes to Financial Statements under the heading Restricted Cash for the Company’s disclosure related to its restricted cash balance at June 30, 2025.

Our cash flows provided by operating activities totaled $32.2 million during the six months ended June 30, 2025, as compared to $24.6 million during the six months ended June 30, 2024, an increase of $7.6 million. The primary reason for the increase in cash flows is due to the increase in cash flows provided by income properties, which is the result of the overall growth and lease up of the Company’s income property portfolio, as well as increased cash flows from our commercial loans and investments, partially offset by increases in interest expense and general and administrative expenses.

Our cash flows used in investing activities totaled $88.4 million during the six months ended June 30, 2025, as compared to $40.7 million during the six months ended June 30, 2024, for an increase in cash outflows of $47.7 million. The increase in net cash used in investing activities is primarily the result of a decrease in disposition activity, as $24.5 million of proceeds were received during the six months ended June 30, 2024 for the sales of an income property and Subsurface Interests for which there were no such proceeds during the six months ended June 30, 2025. Additionally, the Company received $12.9 million more in cash from principal payments on commercial loans and investments during the six months ended June 30, 2024 compared to the six months ended June 30, 2025.

Our cash flows provided by financing activities totaled $57.7 million during the six months ended June 30, 2025, compared to $4.4 million for the six months ended June 30, 2024, an increase in cash inflows of $53.3 million. The increase is primarily due to a $113.7 million increase in cash flows provided by net debt activity during the six months ended June 30, 2025, as compared to the same period in 2024, partially offset by $14.1 million of the premium related to the settlement of the 2025 Notes, as well as $7.8 million more in cash outflows to pay the Company’s common and preferred dividends during the six months ended June 30, 2025, as compared to the same period in 2024. Also, during the six months ended June 30, 2024, the Company received total proceeds of $39.3 million from the issuance of common and preferred stock, with no such proceeds during the six months ended June 30, 2025.

Long-Term Debt. At June 30, 2025, the current commitment level under the Credit Facility was $300.0 million. The undrawn commitment under the Credit Facility totaled $76.0 million. As of June 30, 2025, the Credit Facility had a $224.0 million balance outstanding. See Note 15, “Long-Term Debt” in the Notes to Financial Statements for the Company’s disclosure related to its long-term debt balance at June 30, 2025.

Acquisitions and Investments. During the six months ended June 30, 2025, the Company acquired one multi-tenant income property for a purchase price of $79.5 million, or a total acquisition cost of $80.0 million, including capitalized acquisition costs. During the six months ended June 30, 2024, the Company acquired one multi-tenant income property, one vacant land parcel within an existing multi-tenant income property, and one building within an existing multi-tenant income property for an aggregate purchase price of $72.5 million, or a total acquisition cost of $72.6 million. During the six months ended June 30, 2025, no new commercial loans or investments were originated, however $6.5 million of funding was provided for existing construction loans. During the six months ended June 30, 2024, the Company also originated one structured investment, to provide $10.0 million of funding towards the construction of improvements on seven outparcel locations located in Lake Worth, Florida, of which $7.1 million was funded as of June 30, 2024.

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

Dispositions. No properties were sold during the three months ended June 30, 2025. During the three months ended June 30, 2024, the Company sold one mixed use income property in downtown Santa Fe, NM for $20.0 million resulting in a gain of $4.6 million.

ATM Program. The Company was not active under the 2024 ATM Program during the three months ended June 30, 2025. As of June 30, 2025, $216.5 million of availability remained under the 2024 ATM Program.

Contractual Commitments – Expenditures. The Company has committed to fund the following capital improvements. The improvements, which are related to several properties, are estimated to be generally completed within twelve months. These commitments, as of June 30, 2025, are as follows (in thousands):

As of June 30, 2025
Total Commitment (1)	$24,362
Less Amount Funded	(6,784)
Remaining Commitment	$17,578

(1)     Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

The Company is committed to fund one construction loan, for the Whole Foods Market anchored development in Forsyth County, Georgia, as described in Note 4, “Commercial Loans and Investments.” The unfunded portion of the construction loan totaled $29.6 million as of June 30, 2025.

Off-Balance Sheet Arrangements. None.

Other Matters. We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations, $216.5 million of availability remaining under the 2024 ATM Program, and $76.0 million undrawn commitment under the existing $300.0 million Credit Facility as of June 30, 2025.

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

NAREIT defines FFO as U.S. GAAP net income or loss adjusted to exclude real estate related depreciation and amortization, as well as extraordinary items (as defined by U.S. GAAP) such as net gain or loss from sales of depreciable real estate assets, impairment write-downs associated with depreciable real estate assets and impairments associated with the implementation of CECL on commercial loans and investments at the time of origination, including the pro rata share of such adjustments of unconsolidated subsidiaries. The Company also excludes the gains or losses from sales of assets incidental to the primary business of the REIT which specifically include the sales of mitigation credits, subsurface sales, investment securities, and land sales, in addition to the mark-to-market of the Company’s investment securities and interest related to the 2025 Notes, if the effect is dilutive. To derive Core FFO, we modify the NAREIT computation of FFO to include other adjustments to U.S. GAAP net income related to gains and losses recognized on the extinguishment of debt, amortization of above- and below-market lease related intangibles, and other unforecastable market- or transaction-driven non-cash items, as well as adding back the interest related to the 2025 Convertible Senior Notes, if the effect is dilutive. To derive AFFO, we further modify the NAREIT computation of FFO and Core FFO to include other adjustments to U.S. GAAP net income related to non-cash revenues and expenses such as straight-line rental revenue, non-cash compensation, and other non-cash amortization. Such items may cause short-term fluctuations in net income but have no impact on operating cash flows or long-term operating performance. We use AFFO as one measure of our performance when we formulate corporate goals.

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

Reconciliation of Non-U.S. GAAP Measures (in thousands, except share and dividend data):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net Income (Loss) Attributable to the Company	$(23,418)	$1,183	$(21,157)	$7,025
Add Back: Effect of Dilutive Interest Related to 2025 Notes (1)	—	—	—	—
Net Income (Loss) Attributable to the Company, If-Converted	$(23,418)	$1,183	$(21,157)	$7,025
Depreciation and Amortization of Real Estate	15,277	11,532	29,623	22,447
Gain on Disposition of Assets	—	—	—	(9,163)
Gain on Disposition of Other Assets	—	(139)	—	(370)
Provision for Impairment	—	67	—	115
Realized and Unrealized Loss (Gain) on Investment Securities	4,549	(663)	4,714	3,376
Funds from Operations	$(3,592)	$11,980	$13,180	$23,430
Distributions to Preferred Stockholders	(1,878)	(1,871)	(3,756)	(3,058)
Funds From Operations Attributable to Common Stockholders	$(5,470)	$10,109	$9,424	$20,372
Loss on Extinguishment of Debt	20,396	—	20,396	—
Amortization of Intangibles to Lease Income	(267)	244	(716)	718
Less: Effect of Dilutive Interest Related to 2025 Notes (1)	—	—	—	—
Core Funds From Operations Attributable to Common Stockholders	$14,659	$10,353	$29,104	$21,090
Adjustments:
Straight-Line Rent Adjustment	(712)	(346)	(1,285)	(1,039)
Other Depreciation and Amortization	(1)	(3)	(2)	(7)
Amortization of Loan Costs, Discount on Convertible Debt, and Capitalized Interest	318	297	685	518
Non-Cash Compensation	1,003	750	2,286	2,137
Adjusted Funds From Operations Attributable to Common Stockholders	$15,267	$11,051	$30,788	$22,699

Weighted Average Number of Common Shares:
Basic	32,678,771	22,787,252	32,118,982	22,669,246
Diluted (2)	32,727,831	22,828,148	32,174,574	22,674,796

Dividends Declared and Paid - Preferred Stock	$0.40	$0.40	$0.80	$0.80
Dividends Declared and Paid - Common Stock	$0.38	$0.38	$0.76	$0.76
(1)	The 2025 Notes were settled during the three and six months ended June 30, 2025. As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in net income or loss that would result from the assumed conversion of the 2025 Notes to derive FFO (as defined herein) effective January 1, 2022 due to the implementation of ASU 2020-06 which requires presentation on an if-converted basis. For the three and six months ended June 30, 2025, a total of $0.1 million and $0.6 million of interest was not included, respectively, as the impact of the 2025 Notes, if-converted, would be antidilutive to net loss attributable to common stockholders for the respective periods. For the three and six months ended June 30, 2024, a total of $0.5 million and $1.1 million of interest was not included, respectively, as the impact of the 2025 Notes, if-converted, would be antidilutive to net income attributable to common stockholders for the respective periods.
(2)	The 2025 Notes were settled during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2025, the Company issued 1,089,555 shares of the Company’s common stock in connection with the settlement of the 2025 Notes and such shares were included in the basic weighted average share count for the applicable periods. A total of 0.2 million shares and 2.0 million shares, representing the dilutive impact of the 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, were not included in the computation of diluted net income per share attributable to common stockholders for the three and six months ended June 30, 2025, respectively, because they were antidilutive to the net loss attributable to common stockholders for the respective periods. A total of 3.6 million shares and 3.5 million shares, representing the dilutive impact of the 2025 Notes, upon adoption of ASU 2020-06 effective January 1, 2022, were not included in the computation of diluted net income (loss) per share attributable to common stockholders for the three and six months ended June 30, 2024, respectively, because they were antidilutive to net income (loss) attributable to common stockholders for the respective periods.

Other Data (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
FFO Attributable to Common Stockholders	$(5,470)	$10,109	$9,424	$20,372
FFO Attributable to Common Stockholders per Common Share - Diluted (1)	$(0.17)	$0.44	$0.29	$0.90

Core FFO Attributable to Common Stockholders	$14,659	$10,353	$29,104	$21,090
Core FFO Attributable to Common Stockholders per Common Share - Diluted (1)	$0.45	$0.45	$0.90	$0.93

AFFO Attributable to Common Stockholders	$15,267	$11,051	$30,788	$22,699
AFFO Attributable to Common Stockholders per Common Share - Diluted (1)	$0.47	$0.48	$0.96	$1.00
(1)	The 2025 Notes were settled during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2025, the Company issued 1,089,555 shares of the Company’s common stock in connection with the settlement of the 2025 Notes and such shares were included in the basic and diluted weighted average share count for the applicable periods. The weighted average shares used to compute per share amounts for FFO Attributable to Common Stockholders per Common Share – Diluted, Core FFO Attributable to Common Stockholders per Common Share - Diluted, and AFFO Attributable to Common Stockholders per Common Share - Diluted do not reflect any assumed dilution related to the ultimate settlement of the 2025 Convertible Senior Notes other than the 1,089,555 shares of the Company’s common stock actually issued.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates include those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Our most significant estimate is as follows:

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease.  As required by U.S. GAAP, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The assumptions underlying the allocation of relative fair values are based on market information including, but not limited to: (i) the estimate of replacement cost of improvements under the cost approach, (ii) the estimate of land values based on comparable sales under the sales comparison approach, and (iii) the estimate of future benefits determined by either a reasonable rate of return over a single year’s net cash flow, or a forecast of net cash flows projected over a reasonable investment horizon under the income capitalization approach. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled one multi-tenant income property for an aggregate purchase price of $79.5 million, or a total acquisition cost of $80.0 million, for the six months ended June 30, 2025, and one building within an existing multi-tenant income property, one vacant land parcel within an existing multi-tenant property, and one multi-tenant property for an aggregate purchase price $72.5 million, or a total acquisition cost of $72.6 million, for the six months ended June 30, 2024.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our Credit Facility, as this facility carries a variable rate of interest. Our borrowings on our $300.0 million Credit Facility bear interest at a rate ranging from SOFR plus 0.10% plus 125 basis points to SOFR plus 0.10% plus 220 basis points based on our level of borrowing as a percentage of our total asset value. As of June 30, 2025, the outstanding balance on our Credit Facility totaled $224.0 million of which $74.0 million was not fixed by virtue of an interest rate swap agreement. As of June 30, 2024, the outstanding balance on our Credit Facility totaled $150.0 million and was fixed. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by $0.7 million as of June 30, 2025. The Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to certain of its debt borrowings, see Note 16, “Interest Rate Swaps” in the Notes to Financial Statements. By virtue of fixing the variable rate on certain debt borrowings, our exposure to changes in interest rates is minimal but for the impact on other comprehensive income and loss. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 1A. RISK FACTORS

For a discussion of the Company’s potential risks and uncertainties, see the information set forth under the heading Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”). The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company. As of June 30, 2025, there have been no material changes in our risk factors from those set forth within the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 3, 2025, the Company completed separate, privately-negotiated transactions with holders of  $35,208,000 in aggregate principal amount of the Company’s 2025 Notes in which the holders exchanged their 2025 Notes with the Company for an aggregate of 1,089,555 shares of the Company’s common stock and aggregate cash payments of  $29,032,088.77, including $632,888.25 representing accrued interest. The transactions with holders of the 2025 Notes were effected solely with “accredited investors” as defined in Rule 501(a) under the Securities Act. The 2025 Notes received by the Company were retired. The exchanges of shares of common stock for the 2025 Notes were made pursuant to the exemption from registration provided in Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

The following repurchases of shares of the Company’s common stock were made during the three months ended June 30, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May yet be Purchased Under the Plans or Programs ($000's) (1)
4/1/2025 - 4/30/2025	2,251	$16.34	2,251	$4,300
5/1/2025 - 5/31/2025	—	—	—	—
6/1/2025 - 6/30/2025	—	—	—	—
Total	2,251	$16.34	2,251
(1)	On December 12, 2023, the Board approved a $5.0 million common stock repurchase program, of which $4.3 million remained available as of June 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Recent Tax Law Changes

On July 4, 2025, President Trump signed into law the legislation known as the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA made significant changes to the U.S. federal income tax law that impact REITs and their investors. Specifically, the OBBBA increases the REIT asset test limitation on the value of taxable REIT subsidiary (“TRS”) securities a REIT may hold from 20% to 25% for taxable years beginning after December 31, 2025. As a result, for taxable years beginning after December 31, 2025, the aggregate value of all securities of TRSs held by a REIT may not exceed 25% of the value of its total assets. The OBBBA also makes permanent the 20% deduction for “qualified REIT dividends” (i.e., REIT dividends other than capital gain dividends and portions of REIT dividends designated as qualified dividend income) for individuals, trusts, and estates that was set to sunset for taxable years beginning after December 31, 2025. In addition, for taxable years beginning after December 31, 2024, the OBBBA restored the exclusion of deductions for depreciation, depletion and amortization in the calculation of a taxpayer’s “adjusted taxable income” for purposes of calculating the limitation on the taxpayer’s net interest expense deduction, which was previously in effect for taxable years beginning before January 1, 2022. This change will generally have the effect of increasing the available deduction.

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

CTO REALTY GROWTH, INC.
(Registrant)

July 29, 2025	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

July 29, 2025	By:	/s/ Philip R. Mays
Philip R. Mays, Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

July 29, 2025	By:	/s/ Lisa M. Vorakoun
Lisa M. Vorakoun, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)