Form 10-Q
period 2025-09-30
CTO Realty Growth, Inc.
filed 2025-10-28
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 21, 2025, there were 32,372,291 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CTO REALTY GROWTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	(Unaudited) September 30, 2025	December 31, 2024
ASSETS
Real Estate:
Land, at Cost	$280,171	$257,748
Building and Improvements, at Cost	766,444	720,480
Other Furnishings and Equipment, at Cost	919	883
Construction in Process, at Cost	5,508	5,091
Total Real Estate, at Cost	1,053,042	984,202
Less, Accumulated Depreciation	(108,883)	(82,864)
Real Estate—Net	944,159	901,338
Land and Development Costs	300	300
Intangible Lease Assets—Net	74,552	79,198
Investment in Alpine Income Property Trust, Inc.	35,022	39,666
Commercial Loans and Investments	112,187	105,043
Cash and Cash Equivalents	9,281	9,017
Restricted Cash	8,289	8,344
Refundable Income Taxes	-	70
Deferred Income Taxes—Net	2,427	2,467
Other Assets—See Note 11	36,136	36,201
Total Assets	$1,222,353	$1,181,644
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$1,850	$3,278
Accrued and Other Liabilities—See Note 17	30,919	21,268
Deferred Revenue—See Note 18	13,361	10,183
Intangible Lease Liabilities—Net	14,780	15,124
Income Taxes Payable	27	—
Long-Term Debt—Net	604,163	518,993
Total Liabilities	665,100	568,846
Commitments and Contingencies—See Note 21
Stockholders’ Equity:
Preferred Stock – 100,000,000 shares authorized; $0.01 par value, 6.375% Series A Cumulative Redeemable Preferred Stock, $25.00 Per Share Liquidation Preference, 4,713,069 shares issued and outstanding at September 30, 2025 and 4,713,069 shares issued and outstanding at December 31, 2024	47	47
Common Stock – 500,000,000 shares authorized; $0.01 par value, 32,675,700 shares issued and outstanding at September 30, 2025 and 31,673,479 shares issued and outstanding at December 31, 2024	327	317
Additional Paid-In Capital	386,634	367,828
Retained Earnings	170,829	232,089
Accumulated Other Comprehensive Income (Loss)	(584)	12,517
Total Stockholders’ Equity	557,253	612,798
Total Liabilities and Stockholders’ Equity	$1,222,353	$1,181,644

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Revenues
Income Properties	$33,439	$28,528	$98,486	$79,029
Management Fee Income	1,176	1,124	3,601	3,360
Interest Income From Commercial Loans and Investments	3,142	1,615	9,119	4,407
Real Estate Operations	—	538	—	1,981
Total Revenues	37,757	31,805	111,206	88,777
Direct Cost of Revenues
Income Properties	(9,274)	(7,797)	(28,343)	(22,630)
Real Estate Operations	—	(359)	—	(1,437)
Total Direct Cost of Revenues	(9,274)	(8,156)	(28,343)	(24,067)
General and Administrative Expenses	(4,780)	(4,075)	(13,911)	(11,750)
Provision for Impairment	(68)	(538)	(68)	(653)
Depreciation and Amortization	(14,929)	(13,221)	(44,587)	(35,701)
Total Operating Expenses	(29,051)	(25,990)	(86,909)	(72,171)
Gain (Loss) on Disposition of Assets	1,373	(855)	1,373	8,308
Loss on Extinguishment of Debt	(53)	—	(20,449)	—
Other Gain (Loss)	1,320	(855)	(19,076)	8,308
Total Operating Income	10,026	4,960	5,221	24,914
Investment and Other Income (Loss)	(221)	7,031	(3,333)	5,201
Interest Expense	(6,833)	(5,632)	(19,828)	(16,765)
Income (Loss) Before Income Tax Benefit (Expense)	2,972	6,359	(17,940)	13,350
Income Tax Expense	(58)	(132)	(303)	(98)
Net Income (Loss) Attributable to the Company	2,914	6,227	(18,243)	13,252
Distributions to Preferred Stockholders	(1,878)	(1,878)	(5,634)	(4,936)
Net Income (Loss) Attributable to Common Stockholders	$1,036	$4,349	$(23,877)	$8,316

Per Share Information—See Note 13:
Basic and Diluted Net Income (Loss) Attributable to Common Stockholders	$0.03	$0.17	$(0.74)	$0.35

Weighted Average Number of Common Shares
Basic	32,651,101	25,445,411	32,298,304	23,601,389
Diluted	32,682,775	25,521,749	32,313,895	23,625,369

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net Income (Loss) Attributable to the Company	$2,914	$6,227	$(18,243)	$13,252
Other Comprehensive Loss:
Cash Flow Hedging Derivative - Interest Rate Swaps	(1,905)	(15,791)	(13,101)	(7,296)
Total Other Comprehensive Loss	(1,905)	(15,791)	(13,101)	(7,296)
Total Comprehensive Income (Loss)	$1,009	$(9,564)	$(31,344)	$5,956

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

For the three months ended September 30, 2025:

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance July 1, 2025	$47	$329	$390,003	$182,362	$1,321	$574,062
Net Income Attributable to the Company	—	—	—	2,914	—	2,914
Stock Repurchase	—	(3)	(4,305)	—	—	(4,308)
Stock Issuance to Directors	—	1	89	—	—	90
Stock-Based Compensation Expense	—	—	847	—	—	847
Preferred Stock Dividends Declared for the Period	—	—	—	(1,878)	—	(1,878)
Common Stock Dividends Declared for the Period	—	—	—	(12,569)	—	(12,569)
Other Comprehensive Loss	—	—	—	—	(1,905)	(1,905)
Balance September 30, 2025	$47	$327	$386,634	$170,829	$(584)	$557,253

For the three months ended September 30, 2024:

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance July 1, 2024	$47	$231	$207,882	$268,269	$15,386	$491,815
Net Income Attributable to the Company	—	—	—	6,227	—	6,227
Stock Issuance to Directors	—	—	89	—	—	89
Stock Issuance, Net of Equity Issuance Costs	—	69	125,835		—	125,904
Stock-Based Compensation Expense	—	—	661	—	—	661
Preferred Stock Dividends Declared for the Period	—	—	—	(1,878)	—	(1,878)
Common Stock Dividends Declared for the Period	—	—	—	(11,245)	—	(11,245)
Other Comprehensive Loss	—	—	—	—	(15,791)	(15,791)
Balance September 30, 2024	$47	$300	$334,467	$261,373	$(405)	$595,782

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(Unaudited, in thousands)

For the nine months ended September 30, 2025:

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance January 1, 2025	$47	$317	$367,828	$232,089	$12,517	$612,798
Net Loss Attributable to the Company	—	—	—	(18,243)	—	(18,243)
Stock Repurchase	—	(3)	(4,342)	—	—	(4,345)
Vested Restricted Stock and Performance Shares	—	1	(1,035)	—	—	(1,034)
Stock Issuance to Directors	—	1	579	—	—	580
Payment of Equity Issuance Costs	—	—	(75)	—	—	(75)
Stock Issuance, Settlement of 2025 Notes	—	11	21,037	—	—	21,048
Stock-Based Compensation Expense	—	—	2,642	—	—	2,642
Preferred Stock Dividends Declared for the Period	—	—	—	(5,634)	—	(5,634)
Common Stock Dividends Declared for the Period	—	—	—	(37,383)	—	(37,383)
Other Comprehensive Loss	—	—	—	—	(13,101)	(13,101)
Balance September 30, 2025	$47	$327	$386,634	$170,829	$(584)	$557,253

For the nine months ended September 30, 2024:

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance January 1, 2024	$30	$226	$168,435	$281,944	$6,891	$457,526
Net Income Attributable to the Company	—	—	—	13,252	—	13,252
Stock Repurchase	—	—	(664)	—	—	(664)
Vested Restricted Stock and Performance Shares	—	1	(1,275)	—	—	(1,274)
Stock Issuance to Directors	—	—	558	—	—	558
Issuance of Preferred Stock, Net of Underwriting Discount and Expenses	17	—	32,979	—	—	32,996
Stock Issuance, Net of Equity Issuance Costs	—	73	132,127		—	132,200
Stock-Based Compensation Expense	—	—	2,307	—	—	2,307
Preferred Stock Dividends Declared for the Period	—	—	—	(4,936)	—	(4,936)
Common Stock Dividends Declared for the Period	—	—	—	(28,887)	—	(28,887)
Other Comprehensive Loss	—	—	—	—	(7,296)	(7,296)
Balance September 30, 2024	$47	$300	$334,467	$261,373	$(405)	$595,782

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash Flow from Operating Activities:
Net Income (Loss) Attributable to the Company	$(18,243)	$13,252
Adjustments to Reconcile Net Income (Loss) Attributable to the Company to Net Cash Provided by Operating Activities:
Depreciation and Amortization	44,587	35,701
Amortization of Intangible Assets and Liabilities to Income Property Revenue	(896)	830
Amortization of Deferred Financing Costs to Interest Expense	940	758
Amortization of Discount on Convertible Debt	45	119
Gain on Disposition of Real Estate and Intangible Lease Assets and Liabilities	(1,373)	(3,763)
Gain on Disposition of Subsurface Interests	—	(4,545)
Loss on Extinguishment of Debt	20,449	—
Provision for Impairment	68	653
Accretion of Commercial Loans and Investments Origination Fees	(464)	(129)
Non-Cash Imputed Interest	(14)	(22)
Deferred Income Taxes	40	(10)
Unrealized Loss (Gain) on Investment Securities	5,829	(2,250)
Non-Cash Compensation	3,222	2,887
Decrease (Increase) in Assets:
Refundable Income Taxes	70	229
Land and Development Costs	—	2
Mitigation Credits and Mitigation Credit Rights	—	1,044
Other Assets	(2,357)	(3,985)
Increase (Decrease) in Liabilities:
Accounts Payable	(1,431)	(684)
Accrued and Other Liabilities	4,060	4,775
Deferred Revenue	3,179	971
Income Taxes Payable	27	—
Net Cash Provided By Operating Activities	57,738	45,833
Cash Flow from Investing Activities:
Acquisition of Real Estate and Intangible Lease Assets and Liabilities	(80,022)	(207,757)
Investments in and Improvements to Real Estate	(7,198)	(9,229)
Acquisition of Commercial Loans and Investments	(12,786)	(60,206)
Proceeds from Disposition of Property, Plant, and Equipment, Net	6,699	37,157
Proceeds from Disposition of Subsurface Interests	—	4,974
Principal Payments Received on Commercial Loans and Investments	6,038	18,517
Acquisition of Investment Securities	(8,775)	(447)
Proceeds from the Sale of Investment Securities	739	1,655
Net Cash Used In Investing Activities	(95,305)	(215,336)
Cash Flow From Financing Activities:
Proceeds from Long-Term Debt	327,000	318,000
Payments on Long-Term Debt	(226,272)	(286,000)
Cash Paid for Loan Fees	(1,514)	(989)
Cash Proceeds from Common Stock Issuance	580	558
Proceeds from Issuance of Preferred Stock, Net of Underwriting Discount and Expenses	—	32,996
Cash Used to Purchase Common Stock	(4,345)	(664)
Cash Paid for Vesting of Restricted Stock	(1,034)	(1,274)
Proceeds from (Cash Paid for) Issuance of Common and Preferred Stock, Net	(75)	132,200
Cash Paid for Premium Related to Settlement of 2025 Notes	(14,110)	—
Dividends Paid - Preferred Stock	(5,634)	(4,936)
Dividends Paid - Common Stock	(36,820)	(28,339)
Net Cash Provided By Financing Activities	37,776	161,552
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	209	(7,951)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	17,361	17,819
Cash, Cash Equivalents and Restricted Cash, End of Period	$17,570	$9,868

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$9,281	$8,172
Restricted Cash	8,289	1,696
Total Cash	$17,570	$9,868

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Taxes, Net of Refunds Received	$166	$(91)
Cash Paid for Interest (1)	$16,950	$15,640

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Loss on Cash Flow Hedges	$(13,101)	$(7,296)
Common Stock Dividends Declared and Unpaid	$563	$548
Principal Related to Settlement of 2025 Notes, Paid in Common Stock	$14,762	$—
Premium Related to Settlement of 2025 Notes, Paid in Common Stock	$6,286	$—

(1)     Includes capitalized interest of $0.1 million during each of the nine months ended September 30, 2025 and 2024.

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

As of September 30, 2025, we own and manage, sometimes utilizing third-party property management companies, 21 commercial real estate properties in seven states in the United States, comprising 5.2 million square feet of gross leasable space. In addition to our income property portfolio, as of September 30, 2025, our business included the following:

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

Investment in PINE: Our business also includes our investment in PINE. As of September 30, 2025, the fair value of our investment totaled $35.0 million, or 16.1% of PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

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

The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other entities in which we have a controlling interest. Any real estate entities or properties included in the consolidated financial statements have been consolidated only for the periods that such entities or properties were owned or under control by us. All inter-company balances and transactions have been eliminated in the consolidated financial statements. As of September 30, 2025, the Company has an equity investment in PINE.

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

Real Estate

The Company’s real estate assets are carried at cost, less accumulated depreciation and amortization and impairment losses, if any. Such assets are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to the applicable property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the Company’s consolidated statement of operations. The amount of depreciation of real estate, exclusive of amortization related to intangible assets, recognized for the three months ended September 30, 2025 and September 30, 2024, was $9.0 million and $8.0 million, respectively. The amount of depreciation of real estate, exclusive of amortization related to intangible assets, recognized for the nine months ended September 30, 2025 and September 30, 2024, was $26.3 million and $21.2 million, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of September 30, 2025 and December 31, 2024 include certain amounts over the Federal Deposit Insurance Corporation limits.

Restricted Cash

Restricted cash totaled $8.3 million at September 30, 2025, which is being held in four reserve accounts related to the Company’s commercial loans and investments for interest, real estate tax and/or construction costs.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at September 30, 2025 and December 31, 2024, approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s Credit Facility (hereinafter defined) as of September 30, 2025 and December 31, 2024, approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s fixed rate commercial loans and investments, the 2026 Term Loan (hereinafter defined), the 2027 Term Loan (hereinafter defined), the 2028 Term Loan (hereinafter defined), the 2029 Term Loan (hereinafter defined), the 2030 Term Loan (hereinafter defined), mortgage note, and convertible debt held as of September 30, 2025 and December 31, 2024 are measured at fair value based on current market rates for financial instruments with similar risks and maturities (see Note 8, “Fair Value of Financial Instruments”).

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

Accounts Receivable

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of accrued tenant reimbursable expenses and other tenant receivables. Receivables related to income property tenants totaled $3.3 million and $3.7 million as of September 30, 2025 and December 31, 2024, respectively.

The collectability of the aforementioned receivables shall be considered and adjusted through an allowance for doubtful accounts which is included in income property revenue on the consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the Company’s allowance for doubtful accounts totaled $2.2 million and $1.9 million, respectively.

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease

Investments in real estate are carried at cost less accumulated depreciation and amortization and impairment losses, if any. The cost of investments in real estate reflects their purchase price or development cost. We evaluate each acquisition transaction to determine whether the acquired asset meets the definition of a business. Under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, an acquisition does not qualify as a business when there is no substantive process acquired or substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets or the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. Transaction costs related to acquisitions that are asset acquisitions are capitalized as part of the cost basis of the acquired assets, while transaction costs for acquisitions that are deemed to be acquisitions of a business are expensed as incurred. Improvements and replacements are capitalized when they extend the useful life or improve the productive capacity of the asset. Costs of repairs and maintenance are expensed as incurred.

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

The Company also has certain properties within our income property portfolio that make up more than 10% of our geographic concentration and/or revenues, as described below:

●	Square Footage Concentrations. As of September 30, 2025, a total of 32%, 19%, 17% and 16% of the Company’s income property portfolio, based on square footage, were located in the states of Georgia, North Carolina, Texas, and Florida, respectively. As of December 31, 2024, a total of 23%, 22%, 19%, and 19% of the Company’s income property portfolio, based on square footage, were located in the states of Georgia, North Carolina, Texas, and Florida, respectively.
●	Tenant Concentrations. We did not have any tenants that accounted for more than 10% of total revenues during the nine months ended September 30, 2025 or 2024.
●	Base Rent Concentrations. A total of 36%, 17%, 15%, and 14% of our base rent revenue during the nine months ended September 30, 2025 was generated from tenants located in Georgia, Florida, Texas, and North Carolina, respectively. A total of 31%, 19%, 16%, and 14% of our base rent revenue during the nine months ended September 30, 2024 was generated from tenants located in Georgia, Florida, Texas, and North Carolina, respectively.

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

The components of leasing revenue are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Leasing Revenue
Lease Payments	$25,999	$21,143	$75,458	$58,841
Variable Lease Payments	7,440	7,385	23,028	20,188
Total Leasing Revenue	$33,439	$28,528	$98,486	$79,029

Minimum future base rental receipts under non-cancelable operating leases, excluding percentage rent and other lease payments that are not fixed and determinable, having remaining terms in excess of one year subsequent to September 30, 2025, are summarized as follows (in thousands):

Year Ending December 31,	Amounts
Remainder of 2025	$25,989
2026	98,252
2027	86,466
2028	72,789
2029	56,735
2030	47,133
2031 and Thereafter (Cumulative)	130,301
Total	$517,665

2025 Acquisitions. During the nine months ended September 30, 2025, the Company acquired Ashley Park, a multi-tenant income property located in Newnan, GA, for a purchase price of $79.5 million, or a total acquisition cost of $80.0 million, including capitalized acquisition costs. Ashley Park comprises approximately 559,000 square feet, was 92% occupied at acquisition, and had a weighted average remaining lease term of 4.1 years at acquisition. Of the total acquisition costs, $26.0 million was allocated to land, $40.9 million was allocated to buildings and improvements, $16.8 million was allocated to intangible assets pertaining to the in-place lease value, leasing costs, and above market lease value and $3.7 million was allocated to intangible liabilities for the below market lease value.

2025 Dispositions. During the nine months ended September 30, 2025, the Company sold its three single-tenant Main Street properties in Daytona Beach, Florida for $7.1 million, generating gains totaling $1.2 million.

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

2025 Activity. During the nine months ended September 30, 2025, the Company originated a $5.0 million mortgage note bearing a fixed interest rate of 6.5% and earned an origination fee of 0.5%, or less than $0.1 million. In addition, the Company funded $7.8 million under existing construction loan commitments, net of origination fees received, and received principal repayments totaling $6.0 million.

2024 Activity. During the nine months ended September 30, 2024, the Company originated three commercial loan investments totaling $63.8 million at a weighted average initial interest rate of 11.5%, of which $60.2 million had been funded as of September 30, 2024. One of these investments, totaling $10.0 million, is structured as preferred equity and is further described below. During the nine months ended September 30, 2024, the Company received $18.5 million of principal repayments.

Other Activity. Certain commercial loans and investments outstanding as of September 30, 2025 required determinations, at origination, related to variable interest entity matters as described herein:

●	Series A Preferred Investment. On July 11, 2024, the Company funded $10.0 million into an escrow account, which escrow closed on August 1, 2024 in exchange for 10,000 shares of 14.000% Series A preferred stock, with a $0.01 par value per share, of a subsidiary of a publicly-traded hospitality, entertainment and real-estate company (the “Series A Preferred Investment”). In connection with the investment, the Company received an origination fee of 1.0% or $0.1 million. The investment is not redeemable prior to July 11, 2029, except upon the occurrence of certain specified events. The Company determined, pursuant to FASB ASC Topic 810, Consolidation, that we do not have a variable interest in the entity underlying the Series A Preferred Investment; accordingly, FASB Topic ASC 320, Investments-Debt Securities, was applied and the investment was recorded in the consolidated balance sheets as a commercial loan investment at the time of acquisition.
●	Watters Creek Investment. On April 7, 2022, the Company entered into a preferred equity agreement to provide $30.0 million of funding towards the total investment in Watters Creek at Montgomery Farm, a grocery-anchored, mixed-use property located in Allen, Texas (the “Watters Creek Investment”). Pursuant to FASB ASC Topic 810, Consolidation, the Company determined it is not the primary beneficiary of the entity underlying the Watters Creek Investment; accordingly, the $30.0 million was recorded on the consolidated balance sheets as a commercial loan investment at the time of acquisition. The initial maturity date for the Watters Creek Investment was April 6, 2025; however, during the nine months ended September 30, 2025, the borrower exercised the first of two one-year extension options thereby extending the maturity date to April 6, 2026. The Watters Creek Investment bears a fixed interest rate of 8.50% at time of acquisition with increases during the initial term as well as the option terms, and requires payments of interest only prior to maturity. At closing, an origination fee of $0.15 million was received by the Company. The Watters Creek Investment represents $30.0 million, or approximately 23%, of funding towards the total investment in Watters Creek at Montgomery Farm, a grocery-anchored, mixed-use property located in Allen, Texas (the “Watters Creek Property”). The remaining funding is comprised of a combination of third-party sponsorship equity and a secured first mortgage.

The Company’s commercial loans and investments were comprised of the following at September 30, 2025 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Preferred Investment – Watters Creek – Allen, TX	April 2022	April 2026	$30,000	$30,000	$29,961	9.50%
Mortgage Note – Founders Square – Dallas, TX	March 2023	March 2026	15,000	15,000	14,979	8.75%
Series A Preferred Investment	July 2024	July 2029	10,000	10,000	9,925	14.00%
Mortgage Note - Rivana - Herndon, VA	September 2024	September 2026	42,000	42,000	41,732	11.50%
Construction Loan - Whole Foods - Forsyth, GA	November 2024	May 2027	40,200	12,011	11,754	12.15%
Mortgage Note - Mainstreet - Daytona Beach, FL	August 2025	August 2030	5,000	5,000	4,976	6.50%
			$142,200	$114,011	$113,327
CECL Reserve					(1,140)
Total Commercial Loans and Investments					$112,187

During the nine months ended September 30, 2025, the Company's $5.6 million Construction Loan secured by the Hypoluxo property in Lake Worth, Florida and the $0.4 million Promissory Note secured by the Main Street property in Daytona Beach, Florida were both repaid in full.

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

The carrying value of the commercial loans and investments portfolio at September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Current Face Amount	$114,011	$107,163
Unaccreted Origination Fees	(684)	(1,048)
CECL Reserve	(1,140)	(1,072)
Total Commercial Loans and Investments	$112,187	$105,043

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

The Company earned management fee revenue from PINE for each of the three month periods ended September 30, 2025 and 2024 of $1.1 million. During the nine months ended September 30, 2025 and 2024, the Company earned management fee revenue from PINE totaling $3.3 million and $3.1 million, respectively. Dividend income for the each of the three month periods ended September 30, 2025 and 2024 totaled $0.7 million. Dividend income for the nine months ended September 30, 2025 and 2024 totaled $2.1 million and $1.9 million, respectively. Management fee revenue from PINE, included in management services, and dividend income, included in investment and other income (loss), are reflected in the accompanying consolidated statements of operations.

The following table represents amounts due from PINE as of September 30, 2025 and December 31, 2024 which are included in other assets on the consolidated balance sheets (in thousands):

	As of
Description	September 30, 2025	December 31, 2024
Management Services Fee Due From PINE	$1,082	$1,098
Dividend Receivable	349	343
Other	(189)	27
Total	$1,242	$1,468

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

On October 26, 2021, the Company’s Board of Directors authorized the purchase by the Company of up to $5.0 million in shares of common stock of PINE (the “Prior PINE Share Purchase Authorization”). Pursuant to the Prior PINE Share Purchase Authorization, during the year ended December 31, 2022, the Company purchased 155,665 shares of PINE common stock in the open market for $2.7 million, or an average price per share of $17.57. Pursuant to the Prior PINE Share Purchase Authorization, during the year ended December 31, 2021, the Company purchased 8,088 shares of PINE common stock on the open market for a total of $0.1 million, or an average price of $17.65 per share.

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

On December 12, 2023, the Company’s Board of Directors authorized the purchase by the Company of up to $2.0 million in shares of common stock of PINE (the “December 2023 PINE Share Purchase Authorization”). No purchases of PINE common stock were made pursuant to the December 2023 PINE Share Purchase Authorization during the year ended December 31, 2023. Pursuant to the December 2023 PINE Share Purchase Authorization, during the year ended December 31, 2024, the Company purchased 29,807 shares of PINE common stock on the open market for a total of $0.4 million, or an average price of $14.97 per share. During the nine months ended September 30, 2025, the Company purchased 109,081 shares of PINE common stock on the open market for a total of $1.6 million, or an average price of $14.24 per share, which completed the December 2023 PINE Share Purchase Authorization. On October 21, 2025, the Company’s Board of Directors authorized the purchase by the Company of up to $3.0 million in shares of common stock of PINE (the “October 2025 PINE Share Purchase Authorization”).

As of September 30, 2025, the Company owns, in the aggregate, 1,223,854 OP Units and 1,247,702 shares of PINE common stock, representing an investment totaling $35.0 million, or 16.1% of PINE’s outstanding equity.

Portfolio Management Agreement. On December 4, 2023, the Company entered into an asset management agreement with a third party to manage a portfolio of multi-tenant and single-tenant assets (the “Portfolio Management Agreement”). Although the Company has no direct relationship with the third party, PINE is a lender to the third-party pursuant to a mortgage note originated by PINE which is secured by the portfolio. The Company receives (or expects to receive) asset management fees, disposition management fees, leasing commissions, and other fees related to the Company’s management and administration of the portfolio pursuant to the Portfolio Management Agreement. The Company also entered into a revenue sharing agreement with PINE whereby PINE will receive the portion of fees earned by the Company under the Portfolio Management Agreement which are attributable to the single tenant properties within the portfolio. Pursuant to the Portfolio Management Agreement, which is included in management fee income on the Company’s consolidated statements of operations, the Company recognized less than $0.1 million of revenue during each of the three month periods ended September 30, 2025 and September 30, 2024. During the nine months ended September 30, 2025 and 2024, the Company recognized $0.2 million and $0.1 million of revenue, respectively.

Asset Management Agreement. On February 16, 2024, the Company entered into the Subsurface Management Agreement with a third party in conjunction with the sale of the Company’s remaining Subsurface Interests as further described in Note 6, “Real Estate Operations” below. The Company receives management and other fees pursuant to the Subsurface Management Agreement. The Company recognized less than $0.1 million of revenue during each of the three and nine months ended September 30, 2025 and 2024 pursuant to the Subsurface Management Agreement, which is included in management fee income on the Company’s consolidated statements of operations.

NOTE 6. REAL ESTATE OPERATIONS

Real Estate Operations

Land and development costs at September 30, 2025 and December 31, 2024 were as follows (in thousands):

	As of
	September 30, 2025	December 31, 2024
Land and Development Costs	$300	$300
Total Land and Development Costs	$300	$300

Subsurface Interests. The Company sold its remaining 352,000 acres of Subsurface Interests during the nine months ended September 30, 2024 for $5.0 million, for a gain on sale of $4.5 million.

The Company historically released surface entry rights or other rights upon request of a surface owner for a negotiated release fee typically based on a percentage of the surface value. Cash payments for the release of surface entry rights for the nine months ended September 30, 2024 totaled $0.1 million.

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

NOTE 7. INVESTMENT SECURITIES

As of September 30, 2025, the Company owns, in the aggregate and on a fully diluted basis, 2.47 million shares of PINE, or 16.1% of PINE’s total shares outstanding for an investment value of $35.0 million, which total includes 1.2 million OP Units, or 8.0%, which the Company received in exchange for the contribution of certain income properties to the PINE Operating Partnership, in addition to 1,247,702 shares of common stock owned by the Company, or 8.1%. The Company has elected the fair value option related to the aggregate investment in securities of PINE pursuant to ASC 825, otherwise such investments would have been accounted for under the equity method. For detailed financial information regarding PINE, please refer to its financial statements, which are publicly available on the website of the Securities and Exchange Commission at http://www.sec.gov under the ticker symbol “PINE.”

The Company calculates the unrealized gain or loss based on the closing stock price of PINE at each respective balance sheet date. The unrealized, non-cash gains and losses resulting from the changes in the closing stock price of PINE are included in investment and other income (loss) in the accompanying consolidated statements of operations.

The Company’s available-for-sale securities as of September 30, 2025 and December 31, 2024 are summarized below (in thousands):

	Cost	Unrealized Gains in Investment Income	Unrealized Losses in Investment Income	Estimated Fair Value (Level 1 Inputs)
September 30, 2025
Common Stock	$22,486	$—	$(4,806)	$17,680
Operating Units	23,253	—	(5,911)	17,342
Total Equity Securities	$45,739	$—	$(10,717)	$35,022

December 31, 2024
Common Stock	$20,929	$—	$(1,812)	$19,117
Operating Units	23,253	—	(2,704)	20,549
Total Equity Securities	$44,182	$—	$(4,516)	$39,666

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$9,281	$9,281	$9,017	$9,017
Restricted Cash - Level 1	$8,289	$8,289	$8,344	$8,344
Commercial Loans and Investments - Level 2	$112,187	$115,603	$105,043	$110,665
Long-Term Debt - Level 2	$604,163	$593,436	$518,993	$508,309

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

The following table presents the fair value of assets (liabilities) measured on a recurring basis by level as of September 30, 2025 and December 31, 2024 (in thousands). See Note 16, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025
Cash Flow Hedge - 2027 Term Loan Interest Rate Swaps	$1,786	$—	$1,786	$—
Cash Flow Hedge - 2028 Term Loan Interest Rate Swaps	$(1,747)	$—	$(1,747)	$—
Cash Flow Hedge - 2029 Term Loan Interest Rate Swaps	$(78)	$—	$(78)	$—
Cash Flow Hedge - 2030 Term Loan Interest Rate Swaps	$(165)	$—	$(165)	$—
Cash Flow Hedge - Credit Facility Interest Rate Swaps	$(380)	$—	$(380)	$—
Investment Securities	$35,022	$35,022	$—	$—
December 31, 2024
Cash Flow Hedge - 2026 Term Loan Interest Rate Swaps	$2,372	$—	$2,372	$—
Cash Flow Hedge - 2027 Term Loan Interest Rate Swaps	$5,854	$—	$5,854	$—
Cash Flow Hedge - 2028 Term Loan Interest Rate Swaps	$1,001	$—	$1,001	$—
Cash Flow Hedge - 2029 Term Loan Interest Rate Swaps	$3,099	$—	$3,099	$—
Cash Flow Hedge - Credit Facility Interest Rate Swaps	$191	$—	$191	$—
Investment Securities	$39,666	$39,666	$—	$—

NOTE 9. INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. The gross values of certain intangible lease assets and liabilities that were fully amortized as of December 31, 2024, and the related accumulated amortization, were adjusted in the disclosure below. There was no impact to Intangible Lease Assets-Net or Intangible Lease Liabilities-Net as reported in the consolidated balance sheets as of December 31, 2024 as a result of the disclosure adjustment. Intangible assets and liabilities consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	As of
	September 30, 2025	December 31, 2024
Intangible Lease Assets:
Value of In-Place Leases	$91,004	$82,740
Value of Above Market In-Place Leases	24,581	23,295
Value of Intangible Leasing Costs	25,904	24,051
Sub-total Intangible Lease Assets	141,489	130,086
Accumulated Amortization	(66,937)	(50,888)
Sub-total Intangible Lease Assets—Net	74,552	79,198
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(24,098)	(21,267)
Sub-total Intangible Lease Liabilities	(24,098)	(21,267)
Accumulated Amortization	9,318	6,143
Sub-total Intangible Lease Liabilities—Net	(14,780)	(15,124)
Total Intangible Assets and Liabilities—Net	$59,772	$64,074

The following table reflects the net amortization of intangible assets and liabilities during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Amortization Expense	$5,951	$5,188	$18,267	$14,532
Accretion to Income Properties Revenue	(180)	112	(896)	830
Net Amortization of Intangible Assets and Liabilities	$5,771	$5,300	$17,371	$15,362

Amortization Expense for the three and nine months ended September 30, 2025 includes $0.5 million and $1.8 million, respectively, in the acceleration of amortization of lease intangibles related to certain leases terminated during the nine months ended September 30, 2025. Accretion to Income Properties Revenue for the three and nine months ended September 30, 2025 includes less than $0.1 million and $0.5 million, respectively, in the acceleration of amortization of lease intangibles related to certain leases terminated during the nine months ended September 30, 2025.

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Expense	Future Accretion to Income Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
Remainder of 2025	$5,263	$(216)	$5,047
2026	18,224	(916)	17,308
2027	13,407	(701)	12,706
2028	9,292	(451)	8,841
2029	5,554	(660)	4,894
2030	3,908	(358)	3,550
2031 and Thereafter	8,384	(958)	7,426
Total	$64,032	$(4,260)	$59,772

As of September 30, 2025, the weighted average amortization period of total intangible assets and liabilities was 7.6 years and 7.0 years, respectively.

NOTE 10. PROVISION FOR IMPAIRMENT

Income Properties. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value of long-lived assets required to be assessed for impairment is determined on a non-recurring basis using Level 3 inputs in the fair value hierarchy. These Level 3 inputs may include, but are not limited to, letters of intent, executed purchase and sale agreements on specific properties, third party valuations, discounted cash flow models, and other model-based techniques.

There were no impairment charges on the Company’s income property portfolio during the nine months ended September 30, 2025 or 2024.

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

During the nine months ended September 30, 2025, the Company recorded an impairment charge of less than $0.1 million related to its commercial loans and investments. During the nine months ended September 30, 2024, the Company recorded an impairment charge of $0.7 million related to its commercial loans and investments.

NOTE 11. OTHER ASSETS

Other assets consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	As of
	September 30, 2025	December 31, 2024
Income Property Tenant Receivables, Net of Allowance for Doubtful Accounts (1)	$3,321	$3,745
Income Property Straight-line Rent Adjustment	9,054	7,437
Income Property Leasing Commissions and Costs, Net	8,526	7,594
Operating Leases - Right-of-Use Asset	267	305
Cash Flow Hedge - Interest Rate Swap	3,867	12,517
Infrastructure Reimbursement Receivables	326	312
Prepaid Expenses, Deposits, and Other	8,707	1,676
Due from Alpine Income Property Trust, Inc.	1,242	1,468
Financing Costs, Net of Accumulated Amortization	826	1,147
Total Other Assets	$36,136	$36,201
(1)	Allowance for doubtful accounts was $2.2 million and $1.9 million as of September 30, 2025 and December 31, 2024, respectively.

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

On October 28, 2022, the Company implemented a $150.0 million “at-the-market” equity offering program (the “2022 ATM Program”) pursuant to which the Company sold shares of the Company’s common stock. During the year ended December 31, 2022, the Company sold 604,765 shares under the 2022 ATM Program for gross proceeds of $12.3 million at a weighted average price of $20.29 per share, generating net proceeds of $12.1 million after deducting transaction fees totaling $0.2 million.

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

The Company was not active under the 2024 ATM Program during the nine months ended September 30, 2025. As of September 30, 2025, $216.5 million of availability remained under the 2024 ATM Program.

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

On August 23, 2024, the Company implemented a $24.5 million “at-the-market” preferred stock equity offering program (the “2024 Preferred Stock ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Series A Preferred Stock. During the year ended December 31, 2024, the Company sold 15,844 shares under the 2024 Preferred Stock ATM Program generating net proceeds of $0.4 million at a weighted average price of $23.22 per share after deducting transaction fees of less than $0.1 million. The Company was not active under the 2024 Preferred Stock ATM Program during the nine months ended September 30, 2025. As of September 30, 2025, $24.1 million of availability remained under the 2024 Preferred Stock ATM Program.

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

The following table outlines dividends declared and paid for the Series A Preferred Stock and the Company’s common stock during the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Series A Preferred Stock
Dividends	$1,878	$1,878	$5,634	$4,936
Per Share	$0.40	$0.40	$1.20	$1.20

Common Stock
Dividends	$12,390	$11,030	$36,820	$28,339
Per Share	$0.38	$0.38	$1.14	$1.14

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

The following is a reconciliation of basic and diluted earnings per common share for each of the periods presented (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Basic and Diluted Earnings:
Net Income (Loss) Attributable to Common Stockholders, Used in Basic EPS	$1,036	$4,349	$(23,877)	$8,316
Add Back: Effect of Dilutive Interest Related to 2025 Notes (1)	—	—	—	—
Net Income (Loss) Attributable to Common Stockholders, Used in Diluted EPS	$1,036	$4,349	$(23,877)	$8,316

Basic and Diluted Shares:
Weighted Average Shares Outstanding, Basic	32,651,101	25,445,411	32,298,304	23,601,389
Common Shares Applicable to Unvested Restricted Stock Using the Treasury Stock Method	31,674	76,338	15,591	23,980
Common Shares Applicable to Dilutive Effect of 2025 Notes (2)	—	—	—	—
Weighted Average Shares Outstanding, Diluted	32,682,775	25,521,749	32,313,895	23,625,369

Per Share Information:
Net Income (Loss) Attributable to Common Stockholders
Basic and Diluted	$0.03	$0.17	$(0.74)	$0.35
(1)

The 2025 Notes were settled during the nine months ended September 30, 2025. As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in net income or loss that would result from the assumed conversion of the 2025 Notes to derive FFO (as defined herein) effective January 1, 2022 due to the implementation of ASU 2020-06 which requires presentation on an if-converted basis. For the nine months ended September 30, 2025, a total of $0.6 million of interest was not included, as the impact of the 2025 Notes, if-converted, would be antidilutive to net loss attributable to common stockholders for the period. For the three and nine months ended September 30, 2024, a total of $0.5 million and $1.6 million of interest was not included, respectively, as the impact of the 2025 Notes, if-converted, would be antidilutive to net income attributable to common stockholders for the respective periods.

(2)

The 2025 Notes were settled during the nine months ended September 30, 2025. During the nine months ended September 30, 2025, the Company issued 1,089,555 shares of the Company’s common stock in connection with the settlement of the 2025 Notes and such shares were included in the basic and diluted weighted average share count for the period. Due to the implementation of ASU 2020-06, a total of 1.3 million shares, representing the dilutive impact of the 2025 Notes, were not included in the computation of diluted net loss per share attributable to common stockholders for the nine months ended September 30, 2025, because they were antidilutive to the net loss attributable to common stockholders for the period. Due to the implementation of ASU 2020-06, a total of  3.7 million shares and 3.6 million shares, representing the dilutive impact of the 2025 Notes, were not included in the computation of diluted net income per share attributable to common stockholders for the three and nine months ended September 30, 2024, respectively, because they were antidilutive to net income attributable to common stockholders for the respective periods.

There were 31,674 and 15,591 potentially dilutive shares related to the Company’s restricted stock for the three and nine months ended September 30, 2025, respectively. There were 76,338 and 23,980 potentially dilutive shares related to the Company’s restricted stock for the three and nine months ended September 30, 2024, respectively.

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

On December 12, 2023, the Company’s Board of Directors approved a common stock repurchase program (the “December 2023 $5.0 Million Common Stock Repurchase Program”). Pursuant to the December 2023 $5.0 Million Common Stock Repurchase Program, the Company was authorized to repurchase shares of its common stock for a total purchase price of up to $5.0 million. During the year ended December 31, 2024, the Company repurchased 40,726 shares of its common stock on the open market for a total cost of $0.7 million, or an average price per share of $16.28 pursuant to the December 2023 $5.0 Million Common Stock Repurchase Program. During the three months ended September 30, 2025, the Company repurchased 263,910 shares of its common stock on the open market for a total cost of $4.3 million, or an average price per share of $16.29 pursuant to the December 2023 $5.0 Million Common Stock Repurchase Program. During the nine months ended September 30, 2025, the Company repurchased 266,161 shares of its common stock on the open market for a total cost of $4.3 million, or an average price per share of $16.29 pursuant to the December 2023 $5.0 Million Common Stock Repurchase Program. Accordingly, as of the date that the Company’s Board of Directors established the September 2025 $10.0 Million Common Stock Repurchase Program (hereinafter defined), no shares of the Company’s common stock remained available for repurchase under the December 2023 $5.0 Million Common Stock Repurchase Program.

On September 24, 2025, the Company’s Board of Directors approved a common stock repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase shares (the “September 2025 $10.0 Million Common Stock Repurchase Program”). Pursuant to the September 2025 $10.0 Million Common Stock Repurchase Program, the Company may repurchase shares of its common stock for a total purchase price of up to $10.0 million. Shares may be purchased under the September 2025 $10.0 Million Common Stock Repurchase Program in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The September 2025 $10.0 Million Common Stock Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended. No repurchases were made pursuant to the September 2025 $10.0 Million Common Stock Repurchase Program during the three and nine months ended September 30, 2025. As of September 30, 2025, $10.0 million remained available for repurchases under the

September 2025 $10.0 Million Common Stock Repurchase Program. For information regarding repurchases completed subsequent to September 30, 2025, refer to Note 23, ”Subsequent Events.”

SERIES A PREFERRED STOCK REPURCHASE PROGRAM

On February 16, 2023, the Company’s Board of Directors approved a Series A Preferred Stock repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase shares (the “Series A Preferred Stock Repurchase Program”). Pursuant to the Series A Preferred Stock Repurchase Program, the Company may repurchase shares of its Series A Preferred Stock for a total purchase price of up to $3.0 million. Shares may be purchased under the Series A Preferred Stock Repurchase Program in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. The Series A Preferred Stock Repurchase Program does not obligate the Company to acquire any particular amount of shares of its Series A Preferred Stock and may be modified or suspended. During the year ended December 31, 2023, the Company repurchased 21,192 shares of Series A Preferred Stock on the open market for a total cost of $0.4 million, or an average price per share of $18.45. No shares of the Company’s Series A Preferred Stock were repurchased under the Series A Preferred Stock Repurchase Program during the nine months ended September 30, 2025 or 2024.

NOTE 15. LONG-TERM DEBT

As of September 30, 2025, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt	Maturity Date	Interest Rate	Wtd. Avg. Rate
Credit Facility (1)	$139,000	January 2027	SOFR + 0.10% + [1.25% - 2.20%]	5.17%
2027 Term Loan (2)	100,000	January 2027	SOFR + 0.10% + [1.25% - 2.20%]	2.80%
2028 Term Loan (3)	100,000	January 2028	SOFR + 0.10% + [1.20% - 2.15%]	5.18%
2029 Term Loan (4)	125,000	September 2029	SOFR + [1.20% - 2.15%]	4.21%
2030 Term Loan (5)	125,000	September 2030	SOFR + [1.20% - 2.15%]	4.24%
Mortgage Note Payable	17,800	August 2026	4.060%	4.06%
Total Long-Term Face Value Debt	$606,800			4.36%
(1)

The Company utilized interest rate swaps on $65.0 million of the Credit Facility balance to fix SOFR and achieve a weighted average fixed swap rate of 3.12% plus the 10 bps SOFR adjustment plus the applicable spread.

(2)      The Company utilized interest rate swaps on the $100.0 million 2027 Term Loan balance to fix SOFR and achieve a weighted average fixed swap rate of 1.35% plus the 10 bps SOFR adjustment plus the applicable spread.

(3)	The Company utilized interest rate swaps on the $100.0 million 2028 Term Loan balance to fix SOFR and achieve a fixed swap rate of 3.78% plus the 10 bps SOFR adjustment plus the applicable spread.
(4)	The Company utilized interest rate swaps on the $125.0 million 2029 Term Loan balance to fix SOFR and achieve a weighted average fixed swap rate of 2.91% plus the applicable spread.
(5)	The Company utilized interest rate swaps on the $125.0 million 2030 Term Loan balance to fix SOFR and achieve a weighted average fixed swap rate of 2.94% plus the applicable spread.

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

At September 30, 2025, the current commitment level under the Credit Facility was $300.0 million, and the undrawn commitment under the Credit Facility totaled $161.0 million. As of September 30, 2025, the Credit Facility had a $139.0 million balance outstanding.

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

2029 Term Loan. On September 30, 2024, the Company and certain subsidiaries entered into a credit agreement, as amended by the first amendment to credit agreement and joinder, dated as of December 20, 2024 (as so amended, the “Initial KeyBank Credit Agreement”) with KeyBank National Association, as administrative agent, and certain other lenders, for a term loan (the “2029 Term Loan”) in an initial aggregate principal amount of $100.0 million with a maturity date of September 30, 2029. In connection with the Company’s execution of the Second Amendment (hereinafter defined) on September 25, 2025, the 2029 Term Loan was upsized by an additional $25.0 million, resulting in a total principal amount of $125.0 million outstanding under the 2029 Term Loan as of September 30, 2025. The 2029 Term Loan bears interest at SOFR plus a spread based on the Company’s leverage ratio. The Company applied existing SOFR swap agreements, previously used to fix the interest rate on $100.0 million of borrowings under its revolving credit facility, to the 2029 Term Loan, resulting in an initial effective fixed interest rate of 4.68%.

2030 Term Loan. On September 25, 2025, the Company and certain subsidiaries of the Company entered into a Second Amendment to the Initial KeyBank Credit Agreement (the “Second Amendment”, and the Initial KeyBank Credit Agreement as amended by the Second Amendment, the “KeyBank Credit Agreement”). In addition to the upsize of the 2029 Term Loan described above, the Second Amendment added a new $125.0 million term loan maturing in September 2030 (the “2030 Term Loan”) to the KeyBank Credit Agreement. The 2030 Term Loan bears interest at SOFR plus a spread based on the Company’s leverage ratio.

The Company applied existing SOFR swap agreements, previously used to fix the interest rate on $125.0 million of borrowings under its revolving credit facility, to the 2030 Term Loan. As a result, the initial effective fixed interest rate on the 2030 Term Loan is approximately 4.2%. Proceeds from the 2030 Term Loan were used to repay the Company’s $65.0 million 2026 Term Loan scheduled to mature in March 2026 and to repay a portion of the outstanding balance on the Company’s revolving credit facility.

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

Long-term debt consisted of the following (in thousands):

	September 30, 2025		December 31, 2024
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$139,000	$—	$87,000	$—
2026 Term Loan	—	—	65,000	—
2027 Term Loan	100,000	—	100,000	—
2028 Term Loan	100,000	—	100,000	—
2029 Term Loan	125,000	—	100,000	—
2030 Term Loan	125,000	—	—	—
3.875% Convertible Senior Notes, net of Discount	—	—	50,989	50,989
Mortgage Note Payable	17,800	17,800	17,800	—
Financing Costs, net of Accumulated Amortization	(2,637)	—	(1,796)	—
Total Long-Term Debt	$604,163	$17,800	$518,993	$50,989

Payments applicable to reduction of principal amounts as of September 30, 2025 will be required as follows (in thousands):

As of September 30, 2025	Amount
Remainder of 2025	$—
2026	17,800
2027	239,000
2028	100,000
2029	125,000
2030	125,000
2031 and Thereafter	—
Total Long-Term Debt - Face Value	$606,800

The carrying value of long-term debt as of September 30, 2025 consisted of the following (in thousands):

Total
Current Face Amount	$606,800
Financing Costs, net of Accumulated Amortization	(2,637)
Total Long-Term Debt	$604,163

In addition to the $2.6 million of financing costs, net of accumulated amortization included in the table above, as of September 30, 2025, the Company also had financing costs, net of accumulated amortization related to the Credit Facility of $0.8 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the Company’s accompanying consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest Expense	$6,533	$5,348	$18,843	$15,888
Amortization of Deferred Financing Costs	300	245	940	758
Amortization of Discount on Convertible Notes	—	39	45	119
Total Interest Expense	$6,833	$5,632	$19,828	$16,765

Total Interest Paid (1)	$4,160	$4,986	$16,950	$15,640

(1)	Includes capitalized interest of $0.1 million during the nine months ended September 30, 2025 and 2024.

The Company was in compliance with all of its debt covenants as of September 30, 2025 and December 31, 2024.

NOTE 16. INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the three and nine months ended September 30, 2025 and 2024. Accordingly, the changes in fair value on the interest rate swaps have been classified in accumulated other comprehensive income (loss). The fair value of the interest rate swap agreements are included in other assets and accrued and other liabilities, respectively, on the consolidated balance sheets. Information related to the Company’s interest rate swap agreements as of September 30, 2025 is presented below (in thousands):

Hedged Item (1)	Effective Date	Maturity Date	Rate	Amount	Fair Value as of September 30, 2025
2027 Term Loan	3/29/2024	1/31/2027	1.35% + 0.10% + applicable spread	$100,000	$2,787
2027 Term Loan (2)	1/31/2027	1/30/2032	3.75% + 0.10% + applicable spread	$60,000	$(1,001)
2028 Term Loan	9/30/2022	1/31/2028	3.78% + 0.10% + applicable spread	$50,000	$(523)
2028 Term Loan	9/30/2022	1/31/2028	3.78% + 0.10% + applicable spread	$50,000	$(527)
2028 Term Loan (2)	1/31/2028	1/31/2033	3.81% + 0.10% + applicable spread	$60,000	$(697)
2029 Term Loan (3)	3/29/2024	3/10/2026	1.44% + applicable spread	$20,000	$212
2029 Term Loan	1/31/2023	1/31/2030	3.27% + applicable spread	$50,000	$86
2029 Term Loan	1/31/2023	1/31/2030	3.26% + applicable spread	$33,000	$68
2029 Term Loan	1/31/2023	1/31/2030	3.36% + applicable spread	$17,000	$(29)
2029 Term Loan (3)	3/29/2024	3/10/2026	1.48% + applicable spread	$5,000	$52
2029 Term Loan (2) (3)	3/10/2026	3/10/2031	3.83% + applicable spread	$20,000	$(464)
2029 Term Loan (2)	3/10/2026	1/30/2030	3.26% + applicable spread	$5,000	$(3)
2030 Term Loan (3)	3/29/2024	3/10/2026	1.43% + applicable spread	$20,000	$213
2030 Term Loan (4)	4/30/2025	4/30/2030	3.41% + applicable spread	$50,000	$(197)
2030 Term Loan (4)	4/30/2025	4/30/2030	3.23% + applicable spread	$50,000	$189
2030 Term Loan (3)	3/29/2024	3/10/2026	1.48% + applicable spread	$5,000	$52
2030 Term Loan (2) (3)	3/10/2026	3/10/2031	3.78% + applicable spread	$20,000	$(420)
2030 Term Loan (2)	3/10/2026	4/30/2030	3.27% + applicable spread	$5,000	$(2)
Credit Facility	2/1/2024	1/31/2028	3.85% + 0.10% + applicable spread	$50,000	$(588)
Credit Facility (3)	8/31/2021	3/10/2026	0.70% + 0.10% + applicable spread	$15,000	$208
(1)	Effective September 30, 2022, the Company converted its existing interest rate swaps from 1-month LIBOR to SOFR.
(2)	The Company entered into forward swaps to further fix interest rates through periods that the Company reasonably expects to extend its current term loans.
(3)	Effective September 30, 2025, the Company redesignated certain interest rate swaps from its 2026 Term Loan to its 2029 and 2030 Term Loans.
(4)	Effective September 30, 2025, the Company redesignated certain interest rate swaps from its Credit Facility to its 2030 Term Loan.

The use of interest rate swap agreements carries risks, including the risk that the counterparties to these agreements are not able to perform. To mitigate this risk, the Company enters into interest rate swap agreements with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not currently anticipate that any of the counterparties to the Company’s interest rate swap agreements will fail to meet their obligations. As of September 30, 2025, there were no events of default related to the Company’s interest rate swap agreements.

NOTE 17. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Accrued Property Taxes	$8,459	$2,619
Reserve for Tenant Improvements	1,389	1,424
Tenant Security Deposits	3,253	2,833
Accrued Construction Costs	3,118	3,988
Accrued Interest	3,187	1,133
Environmental Reserve	40	47
Cash Flow Hedge - Interest Rate Swaps	4,451	—
Operating Leases - Liability	255	293
Construction and Other Reserves from Commercial Loans and Investments	1,612	2,279
Other	5,155	6,652
Total Accrued and Other Liabilities	$30,919	$21,268

Reserve for Tenant Improvements. In connection with recent acquisitions, the Company received an aggregate of $1.6 million from the sellers of certain properties for tenant improvement allowances, leasing commissions and other capital improvements. These amounts are included in accrued and other liabilities on the consolidated balance sheets. Through September 30, 2025, payments totaling $0.2 million were made leaving a remaining reserve for tenant improvements of $1.4 million.

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

NOTE 18. DEFERRED REVENUE

Deferred revenue consisted of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Prepaid Rent	$4,471	$3,698
Interest Reserve from Commercial Loans and Investments	6,689	6,067
Tenant Contributions	2,201	418
Total Deferred Revenue	$13,361	$10,183

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

NOTE 19. STOCK-BASED COMPENSATION

SUMMARY OF STOCK-BASED COMPENSATION

A summary of share activity for all equity classified stock compensation during the nine months ended September 30, 2025 is presented below.

Type of Award	Shares Outstanding at 1/1/2025	Granted Shares	Vested / Exercised Shares	Expired Shares	Forfeited Shares	Shares Outstanding at 9/30/2025
Equity Classified - Performance Share Awards - Peer Group Market Condition Vesting	208,003	110,270	(55,386)	—	—	262,887
Equity Classified - Three Year Vest Restricted Shares	197,794	117,739	(112,009)	—	(272)	203,252
Total Shares	405,797	228,009	(167,395)	—	(272)	466,139

Amounts recognized in the financial statements for stock-based compensation are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total Cost of Share-Based Plans Charged Against Income	$936	$750	$3,222	$2,887

EQUITY-CLASSIFIED STOCK COMPENSATION

Performance Share Awards – Peer Group Market Condition Vesting

Performance shares have been granted to certain employees under the Fifth Amended and Restated CTO Realty Growth, Inc. 2010 Equity Incentive Plan (the “2010 Plan”). The performance share awards entitle the recipient to receive, upon the vesting thereof, shares of common stock of the Company equal to between 0% and 150% of the number of performance shares awarded. The number of shares of common stock ultimately received by the award recipient is determined based on the Company’s total stockholder return as compared to the total stockholder return of a certain peer group during a three-year performance period. The Company granted a total of 110,270 performance shares during the nine months ended September 30, 2025.

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

As of September 30, 2025, there was $2.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the non-vested performance share awards, which will be recognized over a remaining weighted average period of 1.8 years.

A summary of the activity for these awards during the nine months ended September 30, 2025 is presented below:

Performance Shares With Market Conditions	Shares	Wtd. Avg. Fair Value Per Share
Non-Vested at January 1, 2025	208,003	$17.68
Granted	110,270	$20.68
Vested	(55,386)	$20.76
Expired	—	—
Forfeited	—	—
Non-Vested at September 30, 2025	262,887	$18.29

Restricted Shares

Restricted shares have been granted to certain employees under the 2010 Plan. Certain of the restricted shares vest  on each of the first, second, and third anniversaries of January 28 of the applicable year provided the grantee is an employee of the Company on those dates. In addition, any unvested portion of the restricted shares will vest upon a change in control. Certain other restricted share awards, granted on July 1, 2022, vested entirely on the third anniversary of the grant date, or July 1, 2025. The Company granted a total of 117,739 shares of restricted Company common stock during the nine months ended September 30, 2025.

The Company’s determination of the fair value of the restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date. Compensation cost is recognized on a straight-line basis over the applicable vesting period.

As of September 30, 2025, there was $2.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the non-vested restricted share awards, which will be recognized over a remaining weighted average period of 2.0 years.

A summary of the activity for these awards during the nine months ended September 30, 2025 is presented below:

Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value Per Share
Non-Vested at January 1, 2025	197,794	$18.12
Granted	117,739	$20.39
Vested	(112,009)	$18.86
Expired	—	—
Forfeited	(272)	$17.06
Non-Vested at September 30, 2025	203,252	$19.02

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

Each non-employee director serving as of the beginning of each calendar year shall receive an annual award of the Company’s common stock. The value of such award totaled $62,500 for each of the nine months ended September 30, 2025 and 2024 (the “Annual Award”). The number of shares awarded is calculated based on the trailing 20-day average price of the Company’s common stock as of the date two business days prior to the date of the award, rounded down to the nearest whole number of shares.

During the nine months ended September 30, 2025 and 2024, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.6 million, or 29,653 shares, and $0.6 million, or 33,629 shares, respectively. The expense recognized includes the Annual Award received during the first quarter of each respective year, which totaled $0.3 million during each of the nine month periods ended September 30, 2025 and 2024, respectively.

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

NOTE 21. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of legal proceedings cannot be predicted with certainty, the Company is not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on the Company’s business or financial condition.

Contractual Commitments – Expenditures

The Company has committed to fund the following capital improvements. The improvements, which are related to several properties, are estimated to be generally completed within twelve months. These commitments, as of September 30, 2025, are as follows (in thousands):

As of September 30, 2025
Total Commitment (1)	$24,122
Less Amount Funded	(5,282)
Remaining Commitment	$18,840
(1)	Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

The Company has unfunded loan commitments under one construction loan, for the Whole Foods Market anchored development in Forsyth County, Georgia, as described in Note 4, “Commercial Loans and Investments.” The unfunded portion of the construction loan totaled $28.2 million as of September 30, 2025.

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

Our income property operations consist of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 88% of our identifiable assets as of September 30, 2025 and December 31, 2024. Our income property operations accounted for 88.6% and 89.0% of our consolidated revenues for the nine months ended September 30, 2025 and 2024, respectively. Our management fee income consists of the management fees earned for the management of PINE, the Portfolio Management Agreement and the Subsurface Management Agreement during the nine months ended September 30, 2025 and 2024. As of September 30, 2025, our commercial loan and investment portfolio consisted of four commercial loan investments and two preferred equity investments which are classified as commercial loan investments. Our real estate operations consists of revenues generated from the sale of and royalty income related to our interests in subsurface oil, gas, and mineral rights, and the sale of mitigation credits. The Company’s assets underlying its real estate operations were sold during the year ended December 31, 2024, therefore, no further revenues are expected from this segment.

Information about the Company’s operations in different segments for the three months ended September 30, 2025 is as follows (in thousands):

	Income Properties	Management Services	Commercial Loans and Investments	Total
Revenues:
Income Properties	$33,439	$—	$—	$33,439
Management Fee Income	—	1,176	—	1,176
Interest Income From Commercial Loans and Investments	—	—	3,142	3,142
Total Revenues for Reportable Segments	$33,439	$1,176	$3,142	$37,757

Operating Expenses:
Income Properties	$(9,274)	$—	$—	$(9,274)
Total Revenues Less Direct Costs of Revenues	$24,165	$1,176	$3,142	$28,483
Provision for Impairment	—	—	(68)	(68)
Depreciation and Amortization - Real Estate	(14,913)	—	—	(14,913)
Total Revenues Less Operating Expenses for Reportable Segments	$9,252	$1,176	$3,074	$13,502
Gain on Disposition of Assets	1,373	—	—	1,373
Net Income From Operations for Reportable Segments	$10,625	$1,176	$3,074	$14,875

Reconciliation to Consolidated Net Income
General and Administrative Expenses				(4,780)
Investment and Other Loss				(221)
Interest Expense				(6,833)
Loss on Extinguishment of Debt				(53)
Depreciation and Amortization - Other				(16)
Net Income Before Income Tax Expense				$2,972
Income Tax Expense				(58)
Net Income Attributable to the Company				$2,914

Information about the Company’s operations in different segments for the three months ended September 30, 2024 is as follows (in thousands):

	Income Properties	Management Services	Commercial Loans and Investments	Real Estate Operations	Total
Revenues:
Income Properties	$28,528	$—	$—	$—	$28,528
Management Fee Income	—	1,124	—	—	1,124
Interest Income From Commercial Loans and Investments	—	—	1,615	—	1,615
Real Estate Operations	—	—	—	538	538
Total Revenues for Reportable Segments	$28,528	$1,124	$1,615	$538	$31,805

Operating Expenses:
Income Properties	$(7,797)	$—	$—	$—	$(7,797)
Real Estate Operations	—	—	—	(359)	(359)
Total Revenues Less Direct Costs of Revenues	$20,731	$1,124	$1,615	$179	$23,649
Provision for Impairment	—	—	(538)	—	(538)
Depreciation and Amortization - Real Estate	(13,204)	—	—	—	(13,204)
Total Revenues Less Operating Expenses for Reportable Segments	$7,527	$1,124	$1,077	$179	$9,907
Loss on Disposition of Assets	(855)	—	—	—	(855)
Net Income From Operations for Reportable Segments	$6,672	$1,124	$1,077	$179	$9,052

Reconciliation to Consolidated Net Income
General and Administrative Expenses					(4,075)
Investment and Other Income					7,031
Interest Expense					(5,632)
Depreciation and Amortization - Other					(17)
Net Income Before Income Tax Expense					$6,359
Income Tax Expense					(132)
Net Income Attributable to the Company					$6,227

Information about the Company’s operations in different segments for the nine months ended September 30, 2025 is as follows (in thousands):

	Income Properties	Management Services	Commercial Loans and Investments	Total
Revenues:
Income Properties	$98,486	$—	$—	$98,486
Management Fee Income	—	3,601	—	3,601
Interest Income From Commercial Loans and Investments	—	—	9,119	9,119
Total Revenues for Reportable Segments	$98,486	$3,601	$9,119	$111,206

Operating Expenses:
Income Properties	$(28,343)	$—	$—	$(28,343)
Total Revenues Less Direct Costs of Revenues	$70,143	$3,601	$9,119	$82,863
Provision for Impairment	—	—	(68)	(68)
Depreciation and Amortization - Real Estate	(44,536)	—	—	(44,536)
Total Revenues Less Operating Expenses for Reportable Segments	$25,607	$3,601	$9,051	$38,259
Gain on Disposition of Assets	1,373	—	—	1,373
Net Income From Operations for Reportable Segments	$26,980	$3,601	$9,051	$39,632

Reconciliation to Consolidated Net Income
General and Administrative Expenses				(13,911)
Investment and Other Loss				(3,333)
Interest Expense				(19,828)
Loss on Extinguishment of Debt				(20,449)
Depreciation and Amortization - Other				(51)
Net Loss Before Income Tax Expense				$(17,940)
Income Tax Expense				(303)
Net Loss Attributable to the Company				$(18,243)

Information about the Company’s operations in different segments for the nine months ended September 30, 2024 is as follows (in thousands):

	Income Properties	Management Services	Commercial Loans and Investments	Real Estate Operations	Total
Revenues:
Income Properties	$79,029	$—	$—	$—	$79,029
Management Fee Income	—	3,360	—	—	3,360
Interest Income From Commercial Loans and Investments	—	—	4,407	—	4,407
Real Estate Operations	—	—	—	1,981	1,981
Total Revenues for Reportable Segments	$79,029	$3,360	$4,407	$1,981	$88,777

Operating Expenses:
Income Properties	$(22,630)	$—	$—	$—	$(22,630)
Real Estate Operations	—	—	—	(1,437)	(1,437)
Total Revenues Less Direct Costs of Revenues	$56,399	$3,360	$4,407	$544	$64,710
Provision for Impairment	—	—	(653)	—	(653)
Depreciation and Amortization - Real Estate	(35,650)	—	—	—	(35,650)
Total Revenues Less Operating Expenses for Reportable Segments	$20,749	$3,360	$3,754	$544	$28,407
Gain on Disposition of Assets	3,763	—	—	4,545	8,308
Net Income From Operations for Reportable Segments	$24,512	$3,360	$3,754	$5,089	$36,715

Reconciliation to Consolidated Net Income
General and Administrative Expenses					(11,750)
Investment and Other Income					5,201
Interest Expense					(16,765)
Depreciation and Amortization - Other					(51)
Net Income Before Income Tax Expense					$13,350
Income Tax Expense					(98)
Net Income Attributable to the Company					$13,252

Capital expenditures of each segment for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Capital Expenditures:
Income Properties	$6,128	$138,850	$87,187	$216,969
Commercial Loans and Investments	6,381	53,176	12,786	60,206
Corporate and Other	8	2	33	17
Total Capital Expenditures	$12,517	$192,028	$100,006	$277,192

Identifiable assets of each segment as of September 30, 2025 and December 31, 2024 are as follows (in thousands):

	As of
	September 30, 2025	December 31, 2024
Identifiable Assets:
Income Properties	$1,075,490	$1,039,466
Management Services	1,203	1,481
Commercial Loans and Investments	112,852	105,763
Real Estate Operations	626	611
Corporate and Other	32,182	34,323
Total Assets	$1,222,353	$1,181,644

Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Real Estate Operations includes the identifiable assets of certain real estate operations receivables. Corporate and other assets consist primarily of cash and restricted cash, property, plant, and equipment related to the other operations, as well as the general and corporate operations.

The Management Services and Real Estate Operations segments had no capital expenditures during the three and nine months ended September 30, 2025 or 2024.

NOTE 23. SUBSEQUENT EVENTS

Subsequent events and transactions were evaluated through October 28, 2025, the date the consolidated financial statements were issued.

Subsequent to September 30, 2025, the Company repurchased 307,563 shares of its common stock on the open market for a total cost of $5.0 million, or an average price per share of $16.26 under the September 2025 $10 Million Common Stock Repurchase Program. As of October 28, 2025, $5.0 million remained available for repurchases under the September 2025 $10 Million Common Stock Repurchase Program.

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

Special Note Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Also, when the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Management believes the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions. However, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update or revise such forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. The risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements, include, but are not limited to, the following:

•	we are subject to risks related to the ownership of commercial real estate that could affect the performance and value of our properties;
•	our business is dependent upon our tenants and borrowers successfully operating their businesses, and their failure to do so could materially and adversely affect us;
•	competition that traditional retail tenants face from e-commerce retail sales, or the integration of brick and mortar stores with e-commerce retail operators, could adversely affect our business;
•

we operate in a highly competitive market for the acquisition of income properties and more established entities or other investors may be able to compete more effectively for acquisition opportunities than we can;

•we may be unable to successfully execute on asset acquisitions or dispositions;

•	the loss of revenues from our income property portfolio or certain tenants or borrowers would adversely impact our results of operations and cash flows;
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

As of September 30, 2025, we own and manage, sometimes utilizing third-party property management companies, 21 commercial real estate properties in seven states in the United States, comprising 5.2 million square feet of gross leasable space. In addition to our income property portfolio, as of September 30, 2025, our business included the following:

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

Investment in PINE: Our business also includes our investment in PINE. As of September 30, 2025, the fair value of our investment totaled $35.0 million, or 16.1% of PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

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

We believe investment in income-producing assets provides attractive opportunities for generally stable cash flows and increased returns over the long run through potential capital appreciation. Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. During the nine months ended September 30, 2025, the Company sold three single-tenant income properties for $7.1 million, generating gains totaling $1.2 million. As a result of entering into the Exclusivity and Right of First Offer Agreement with PINE (the “ROFO Agreement”) which generally prevents us from investing in single-tenant net lease income properties, our income property investment strategy is focused on multi-tenant, primarily retail-oriented, properties. We may pursue this strategy by monetizing certain of our single-tenant properties, and should we do so, we would seek to utilize the 1031 like-kind exchange structure to preserve the tax-deferred gain on the original transaction(s) that pertains to the replacement asset.

Our current portfolio of 18 multi-tenant properties generates $99.6 million of revenue from annualized straight-line base lease payments and had a weighted average remaining lease term of 4.9 years as of September 30, 2025. Our current portfolio of 3 single-tenant income properties generates $4.7 million of revenues from annualized straight-line base lease payments and had a weighted average remaining lease term of 2.7 years as of September 30, 2025.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Revenue

Total revenue for the three months ended September 30, 2025 is presented in the following summary and indicates the changes as compared to the three months ended September 30, 2024 (in thousands):

	Three Months Ended
Operating Segment	September 30, 2025	September 30, 2024	$ Variance	% Variance
Income Properties	$33,439	$28,528	$4,911	17.2%
Management Services	1,176	1,124	52	4.6%
Commercial Loans and Investments	3,142	1,615	1,527	94.6%
Real Estate Operations	—	538	(538)	(100.0)%
Total Revenue	$37,757	$31,805	$5,952	18.7%

Total revenue for the three months ended September 30, 2025 increased to $37.8 million, compared to $31.8 million during the three months ended September 30, 2024. The $6.0 million increase in total revenue is primarily attributable to increased income produced by the Company’s recent income property acquisitions versus that of properties disposed of by the Company during the comparative period, as well as more same store revenue from our properties owned during each period. Additionally, revenues from our commercial loans and investments increased, which was partially offset by reduced revenues from our real estate operations.

Income Properties

Revenue and operating income from our income property operations totaled $33.4 million and $24.2 million, respectively, during the three months ended September 30, 2025, compared to total revenue and operating income of $28.5 million and $20.7 million, respectively, for the three months ended September 30, 2024. The direct costs of revenues for our income property operations totaled $9.2 million and $7.8 million for the three months ended September 30, 2025 and 2024, respectively. The increase in revenues of $4.9 million, or 17.2%, during the three months ended September 30, 2025 is primarily related to the overall growth and lease up of the Company’s income property portfolio, as well as the timing of acquisitions versus dispositions. The increase in operating income of $3.5 million from our income property operations reflects increased rent revenues related to our net investments as well as leasing activity.

Management Services

Revenue from our management services from PINE totaled $1.1 million during each of the three months ended September 30, 2025 and 2024. Management services during the three months ended September 30, 2025 and 2024 also included less than $0.1 million from the asset management agreement with a third party to manage a portfolio of multi-tenant and single-tenant assets (the “Portfolio Management Agreement”) and less than $0.1 million from the Subsurface Management Agreement.

Commercial Loans and Investments

Interest income from our commercial loans and investments totaled $3.1 million and $1.6 million during the three months ended September 30, 2025 and 2024, respectively. The increase of $1.5 million is primarily due to increased income as a result of the overall growth in the loan portfolio as well as the timing of the investments made related to new loan originations and structured investments.

Real Estate Operations

During the three months ended September 30, 2024, revenue and operating income from real estate operations was $0.5 million and $0.2 million, respectively, which was attributable to mitigation credits sold during the period. There was no revenue or operating income from real estate operations during the three months ended September 30, 2025, because the Company sold its portfolio of Subsurface Interests and all remaining mitigation credits during the year ended December 31, 2024.

General and Administrative Expenses

Total general and administrative expenses for the three months ended September 30, 2025 is presented in the following summary and indicates the changes as compared to the three months ended September 30, 2024 (in thousands):

	Three Months Ended
General and Administrative Expenses	September 30, 2025	September 30, 2024	$ Variance	% Variance
Recurring General and Administrative Expenses	$3,844	$3,325	$519	15.6%
Non-Cash Stock Compensation	936	750	186	24.8%
Total General and Administrative Expenses	$4,780	$4,075	$705	17.3%

The primary reason for the increase in total general and administrative expenses is the overall higher employee count, as a result of the increased operating activity from the increase in managed income property assets, as well as increases in compensation effective on January 1, 2025.

Depreciation and Amortization

Depreciation and amortization totaled $14.9 million and $13.2 million during the three months ended September 30, 2025 and 2024, respectively. The increase of $1.7 million is due to the overall growth in the Company’s income property portfolio, as well as $0.5 million in the acceleration of amortization for lease intangibles related to certain leases terminated during the three months ended September 30, 2025.

Gain on Disposition of Assets and Provision for Impairment

2025 Dispositions. During the three months ended September 30, 2025, the Company sold three single-tenant income properties located in Daytona Beach, Florida for $7.1 million, generating gains totaling $1.2 million.

2024 Dispositions. During the three months ended September 30, 2024, the Company sold one multi-tenant income property located in West Jordan, Utah for $18.0 million resulting in a loss on sale of $0.8 million.

Provision for Impairment. There were no impairment charges on the Company’s income property portfolio during the three months ended September 30, 2025 and 2024. The Company recorded impairment charges related to its commercial loans and investments of less than $0.1 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively.

Investment and Other Income (Loss)

During the three months ended September 30, 2025, the closing stock price of PINE decreased by $0.54 per share, with a closing price of $14.17 on September 30, 2025. During the three months ended September 30, 2024, the closing stock price of PINE increased by $2.64 per share, with a closing price of $18.20 on September 30, 2024. The change in stock price resulted in unrealized non-cash gain (loss) on the Company’s investment in PINE in the amount of $(1.3) million and $6.2 million which is included in investment and other income (loss) in the consolidated statements of operations for the three months ended September 30, 2025 and 2024, respectively.

The Company earned dividend income of $0.7 million from its investment in PINE during each of the three months ended September 30, 2025 and 2024.

Interest Expense

Interest expense totaled $6.8 million and $5.6 million for the three months ended September 30, 2025 and 2024, respectively. The increase of $1.2 million is primarily due to the increase in interest from the Company’s 2029 Term Loan effective on September 30, 2024.

Net Income Attributable to the Company

Net income attributable to the Company totaled $2.9 million and $6.2 million during the three months ended September 30, 2025 and 2024, respectively. The $3.3 million decrease in net income is attributable to the factors described above.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Revenue

Total revenue for the nine months ended September 30, 2025 is presented in the following summary and indicates the changes as compared to the nine months ended September 30, 2024 (in thousands):

	Nine Months Ended
Operating Segment	September 30, 2025	September 30, 2024	$ Variance	% Variance
Income Properties	$98,486	$79,029	$19,457	24.6%
Management Services	3,601	3,360	241	7.2%
Commercial Loans and Investments	9,119	4,407	4,712	106.9%
Real Estate Operations	—	1,981	(1,981)	(100.0)%
Total Revenue	$111,206	$88,777	$22,429	25.3%

Total revenue for the nine months ended September 30, 2025 increased to $111.2 million, compared to $88.8 million during the nine months ended September 30, 2024. The $22.4 million increase in total revenue is primarily attributable to increased income produced by the Company’s recent income property acquisitions versus that of properties disposed of by the Company during the comparative period, as well as more same store revenue from our properties owned during each period. Additionally, revenues from our commercial loans and investments increased, which was partially offset by reduced revenues from our real estate operations.

Income Properties

Revenue and operating income from our income property operations totaled $98.5 million and $70.1 million, respectively, during the nine months ended September 30, 2025, compared to total revenue and operating income of $79.0 million and $56.4 million, respectively, for the nine months ended September 30, 2024. The direct costs of revenues for our income property operations totaled $28.4 million and $22.6 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in revenues of $19.5 million, or 24.6%, during the nine months ended September 30, 2025 is primarily related to the overall growth and lease up of the Company’s income property portfolio, as well as the timing of acquisitions versus dispositions. The increase in operating income of $13.7 million from our income property operations reflects increased rent revenues related to net investments as well as leasing activity.

Management Services

Revenue from our management services from PINE totaled $3.3 million and $3.1 million during the nine months ended September 30, 2025 and 2024, respectively. Management services during the nine months ended September 30, 2025 and 2024 also included $0.2 million and $0.1 million, respectively, from the asset management agreement with a third party to manage a portfolio of multi-tenant and single-tenant assets (the “Portfolio Management Agreement”) and less than $0.1 million from the Subsurface Management Agreement during each of the nine months ended September 30, 2025 and 2024.

Commercial Loans and Investments

Interest income from our commercial loans and investments totaled $9.1 million and $4.4 million during the nine months ended September 30, 2025 and 2024, respectively. The increase is primarily due to increased income as a result of the overall growth in the loan portfolio as well as the timing of the investments made related to new loan originations and structured investments.

Real Estate Operations

During the nine months ended September 30, 2024, revenue and operating income from real estate operations was $2.0 million and $0.5 million, respectively, which was attributable to mitigation credits sold during the period. There was no revenue or operating income from real estate operations during the nine months ended September 30, 2025, because the Company sold its portfolio of Subsurface Interests and all remaining mitigation credits during the year ended December 31, 2024.

General and Administrative Expenses

Total general and administrative expenses for the nine months ended September 30, 2025 is presented in the following summary and indicates the changes as compared to the nine months ended September 30, 2024 (in thousands):

	Nine Months Ended
General and Administrative Expenses	September 30, 2025	September 30, 2024	$ Variance	% Variance
Recurring General and Administrative Expenses	$10,689	$8,863	$1,826	20.6%
Non-Cash Stock Compensation	3,222	2,887	335	11.6%
Total General and Administrative Expenses	$13,911	$11,750	$2,161	18.4%

The primary reason for the increase in total general and administrative expenses is the overall higher employee count, as a result of the increased operating activity from the increase in managed income property assets, as well as increases in compensation effective on January 1, 2025.

Depreciation and Amortization

Depreciation and amortization totaled $44.6 million and $35.7 million during the nine months ended September 30, 2025 and 2024, respectively. The increase of $8.9 million is due to the overall growth in the Company’s income property portfolio, as well as $1.8 million in the acceleration of amortization for lease intangibles related to certain leases terminated during the nine months ended September 30, 2025.

Gain on Disposition of Assets and Provision for Impairment

2025 Dispositions. During the nine months ended September 30, 2025, the Company sold three single-tenant income properties located in Daytona Beach, Florida for $7.1 million, generating gains totaling $1.2 million.

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

Provision for Impairment. There were no impairment charges on the Company’s income property portfolio during the nine months ended September 30, 2025 and 2024. The Company recorded impairment charges related to its commercial loans and investments of less than $0.1 million and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively.

Investment and Other Income (Loss)

During the nine months ended September 30, 2025, the closing stock price of PINE decreased by $2.62 per share, with a closing price of $14.17 on September 30, 2025. During the nine months ended September 30, 2024, the closing stock price of PINE increased by $1.29 per share, with a closing price of $18.20 on September 30, 2024. The change in stock price resulted in unrealized non-cash gain (loss) on the Company’s investment in PINE in the amount of $(6.2) million and $3.1 million which is included in investment and other income (loss) in the consolidated statements of operations for the nine months ended September 30, 2025 and 2024, respectively.

The Company earned dividend income from the investment in PINE of $2.1 million and $1.9 million during the nine months ended September 30, 2025 and 2024, respectively.

Interest Expense

Interest expense totaled $19.8 million and $16.8 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $3.0 million is primarily due to the $3.5 million increase in interest from the Company’s 2029 Term Loan effective on September 30, 2024 coupled with an increase of $0.5 million in Credit Facility expense due to a higher average outstanding balance, partially offset by a $1.0 million reduction in interest on the 2025 Notes due to their settlement in early April 2025 and at maturity on April 15, 2025.

Loss on Extinguishment of Debt

During the nine months ended September 30, 2025, the Company settled the aggregate $51.0 million of principal outstanding on the 2025 Notes in a combination of cash and the issuance of shares of the Company’s common stock resulting in a loss on extinguishment of debt of $20.4 million.

Net Income (Loss) Attributable to the Company

Net income (loss) attributable to the Company totaled $(18.2) million and $13.3 million during the nine months ended September 30, 2025 and 2024, respectively. The $31.5 million decrease in net income is attributable to the factors described above, most notably the $20.4 million loss on extinguishment of debt incurred during the nine months ended September 30, 2025 and a net reduction of $6.9 million in gains on disposition of assets, with $1.4 million recognized during the nine months ended September 30, 2025 as compared to $8.3 million during the nine months ended September 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $9.3 million at September 30, 2025, while restricted cash totaled $8.3 million, see Note 2, “Summary of Significant Accounting Policies” in the Notes to Financial Statements under the heading Restricted Cash for the Company’s disclosure related to its restricted cash balance at September 30, 2025.

Our cash flows provided by operating activities totaled $57.7 million during the nine months ended September 30, 2025, as compared to $45.8 million during the nine months ended September 30, 2024, an increase of $11.9 million. The primary reason for the increase in cash flows is due to the increase in cash flows provided by income properties, which is the result of the overall growth and lease up of the Company’s income property portfolio, as well as increased cash flows from our commercial loans and investments, partially offset by increases in interest expense and general and administrative expenses.

Our cash flows used in investing activities totaled $95.3 million during the nine months ended September 30, 2025, as compared to $215.3 million during the nine months ended September 30, 2024, for a decrease in cash outflows of $120.0 million. This decrease was primarily driven by a $97.3 million net reduction in cash used for property transactions, reflecting lower acquisition activity and reduced proceeds from dispositions. In addition, the Company had a $34.9 million net decrease in cash outflows related to commercial loans and investments compared to the same period in 2024.

Our cash flows provided by financing activities totaled $37.8 million during the nine months ended September 30, 2025, compared to $161.6 million for the nine months ended September 30, 2024, a decrease in cash inflows of $123.8 million. The decrease is primarily due to a $132.3 million reduction in proceeds from common and preferred stock issuances under the respective ATM programs, a $33.0 million reduction in proceeds from preferred equity issuances, a $14.1 million premium paid in connection with the settlement of the 2025 Notes, and a $9.2 million increase in cash outflows for common and preferred dividend payments during the nine months ended September 30, 2025, as compared to the same period in 2024. This decrease was partially offset by a net $68.7 million increase in cash inflows provided by net debt activity during the nine months ended September 30, 2025, as compared to the same period in 2024.

Long-Term Debt. At September 30, 2025, the current commitment level under the Credit Facility was $300.0 million. The undrawn commitment under the Credit Facility totaled $161.0 million. As of September 30, 2025, the Credit Facility had a $139.0 million balance outstanding. See Note 15, “Long-Term Debt” in the Notes to Financial Statements for the Company’s disclosure related to its long-term debt balance at September 30, 2025.

Acquisitions and Investments. During the nine months ended September 30, 2025, the Company acquired one multi-tenant income property for a purchase price of $79.5 million, or a total acquisition cost of $80.0 million, including capitalized acquisition costs.  During the nine months ended September 30, 2025, one new mortgage note was originated totaling $5.0 million and $7.8 million of funding was provided for existing construction loans. During the nine months ended September 30, 2024, the Company acquired four multi-tenant income properties, one vacant land parcel within an existing multi-tenant property, and one building within an existing multi-tenant income property for an aggregate purchase price of $210.0 million, or a total acquisition cost of $207.8 million. During the nine months ended September 30, 2024, the Company also originated three structured investments consisting of a construction loan, a first mortgage, and a preferred equity investment for an aggregate investment of $63.8 million.

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

Dispositions. During the nine months ended September 30, 2025, the Company sold three single-tenant income properties for $7.1 million, generating gains totaling $1.2 million. During the nine months ended September 30, 2024, the Company sold two income properties for an aggregate sales price of $38.0 million and aggregate gains on sales of $3.8 million.

ATM Program. The Company was not active under the 2024 ATM Program during the nine months ended September 30, 2025. As of September 30, 2025, $216.5 million of availability remained under the 2024 ATM Program.

Contractual Commitments – Expenditures. The Company has committed to fund the following capital improvements. The improvements, which are related to several properties, are estimated to be generally completed within twelve months. These commitments, as of September 30, 2025, are as follows (in thousands):

As of September 30, 2025
Total Commitment (1)	$24,122
Less Amount Funded	(5,282)
Remaining Commitment	$18,840

(1)     Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

The Company has unfunded loan commitments under one construction loan, for the Whole Foods Market anchored development in Forsyth County, Georgia, as described in Note 4, “Commercial Loans and Investments.” The unfunded portion of the construction loan totaled $28.2 million as of September 30, 2025.

Off-Balance Sheet Arrangements. None.

Other Matters. We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations, $216.5 million of availability remaining under the 2024 ATM Program, and $161.0 million undrawn commitment under the existing $300.0 million Credit Facility as of September 30, 2025.

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

NAREIT defines FFO as U.S. GAAP net income or loss adjusted to exclude real estate related depreciation and amortization, as well as extraordinary items (as defined by U.S. GAAP) such as net gain or loss from sales of depreciable real estate assets, impairment write-downs associated with depreciable real estate assets and impairments associated with the implementation of current expected credit losses (“CECL”) on commercial loans and investments at the time of origination, including the pro rata share of such adjustments of unconsolidated subsidiaries. The Company also excludes the gains or losses from sales of assets incidental to the primary business of the REIT which specifically include the sales of mitigation credits, subsurface sales, investment securities, and land sales, in addition to the mark-to-market of the Company’s investment securities and interest related to the 2025 Notes, if the effect is dilutive. To derive Core FFO, we modify the NAREIT computation of FFO to include other adjustments to U.S. GAAP net income related to gains and losses recognized on the extinguishment of debt, amortization of above- and below-market lease related intangibles, and other unforecastable market- or transaction-driven non-cash items, as well as adding back the interest related to the 2025 Notes, if the effect is dilutive. To derive AFFO, we further modify the NAREIT computation of FFO and Core FFO to include other adjustments to U.S. GAAP net income related to non-cash revenues and expenses such as straight-line rental revenue, non-cash compensation, and other non-cash amortization. Such items may cause short-term fluctuations in net income but have no impact on operating cash flows or long-term operating performance. We use AFFO as one measure of our performance when we formulate corporate goals.

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

Reconciliation of Non-U.S. GAAP Measures (in thousands, except share and dividend data):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net Income (Loss) Attributable to the Company	$2,914	$6,227	$(18,243)	$13,252
Add Back: Effect of Dilutive Interest Related to 2025 Notes (1)	—	—	—	—
Net Income (Loss) Attributable to the Company, If-Converted	$2,914	$6,227	$(18,243)	$13,252
Depreciation and Amortization of Real Estate	14,913	13,204	44,536	35,650
Loss (Gain) on Disposition of Assets	(1,373)	855	(1,373)	(8,308)
Gain on Disposition of Other Assets	—	(181)	—	(550)
Provision for Impairment	68	538	68	653
Realized and Unrealized Loss (Gain) on Investment Securities	1,115	(6,244)	5,829	(2,868)
Funds from Operations	$17,637	$14,399	$30,817	$37,829
Distributions to Preferred Stockholders	(1,878)	(1,878)	(5,634)	(4,936)
Funds From Operations Attributable to Common Stockholders	$15,759	$12,521	$25,183	$32,893
Loss on Extinguishment of Debt	53	—	20,449	—
Amortization of Intangibles to Lease Income	(180)	112	(896)	830
Less: Effect of Dilutive Interest Related to 2025 Notes (1)	—	—	—	—
Core Funds From Operations Attributable to Common Stockholders	$15,632	$12,633	$44,736	$33,723
Adjustments:
Straight-Line Rent Adjustment	(405)	(473)	(1,690)	(1,512)
Other Depreciation and Amortization	1	(3)	(1)	(10)
Amortization of Loan Costs, Discount on Convertible Debt, and Capitalized Interest	181	235	866	752
Non-Cash Compensation	936	750	3,222	2,887
Adjusted Funds From Operations Attributable to Common Stockholders	$16,345	$13,142	$47,133	$35,840

Weighted Average Number of Common Shares:
Basic	32,651,101	25,445,411	32,298,304	23,601,389
Diluted (2)	32,682,775	25,521,749	32,313,895	23,625,369

Dividends Declared and Paid - Preferred Stock	$0.40	$0.40	$1.20	$1.20
Dividends Declared and Paid - Common Stock	$0.38	$0.38	$1.14	$1.14
(1)	The 2025 Notes were settled during the nine months ended September 30, 2025. As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in net income or loss that would result from the assumed conversion of the 2025 Notes to derive FFO (as defined herein) effective January 1, 2022 due to the implementation of ASU 2020-06 which requires presentation on an if-converted basis. For the nine months ended September 30, 2025, a total $0.6 million of interest was not included, respectively, as the impact of the 2025 Notes, if-converted, would be antidilutive to net loss attributable to common stockholders for the period. For the three and nine months ended September 30, 2024, a total of $0.5 million and $1.6 million of interest was not included, respectively, as the impact of the 2025 Notes, if-converted, would be antidilutive to net income attributable to common stockholders for the respective periods.
(2)	The 2025 Notes were settled during the three and nine months ended September 30, 2025. During the nine months ended September 30, 2025, the Company issued 1,089,555 shares of the Company’s common stock in connection with the settlement of the 2025 Notes and such shares were included in the basic and diluted weighted average share count for the period. Due to the implementation of ASU 2020-06, a total of 1.3 million shares, representing the dilutive impact of the 2025 Notes, were not included in the computation of diluted net loss per share attributable to common stockholders for the nine months ended September 30, 2025, because they were antidilutive to the net loss attributable to common stockholders for the period. Due to the implementation of ASU 2020-06, a total of 3.7 million shares and 3.6 million shares, representing the dilutive impact of the 2025 Notes, were not included in the computation of diluted net income per share attributable to common stockholders for the three and nine months ended September 30, 2024, respectively, because they were antidilutive to net income attributable to common stockholders for the respective periods.

Other Data (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
FFO Attributable to Common Stockholders	$15,759	$12,521	$25,183	$32,893
FFO Attributable to Common Stockholders per Common Share - Diluted (1)	$0.48	$0.49	$0.78	$1.39

Core FFO Attributable to Common Stockholders	$15,632	$12,633	$44,736	$33,723
Core FFO Attributable to Common Stockholders per Common Share - Diluted (1)	$0.48	$0.50	$1.38	$1.43

AFFO Attributable to Common Stockholders	$16,345	$13,142	$47,133	$35,840
AFFO Attributable to Common Stockholders per Common Share - Diluted (1)	$0.50	$0.51	$1.46	$1.52
(1)	The 2025 Notes were settled during the nine months ended September 30, 2025. During the nine months ended September 30, 2025, the Company issued 1,089,555 shares of the Company’s common stock in connection with the settlement of the 2025 Notes and such shares were included in the basic and diluted weighted average share count for the period. The weighted average shares used to compute per share amounts for FFO Attributable to Common Stockholders per Common Share – Diluted, Core FFO Attributable to Common Stockholders per Common Share - Diluted, and AFFO Attributable to Common Stockholders per Common Share - Diluted do not reflect any assumed dilution related to the ultimate settlement of the 2025 Notes other than the 1,089,555 shares of the Company’s common stock actually issued.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates include those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Our most significant estimate is as follows:

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease.  As required by U.S. GAAP, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The assumptions underlying the allocation of relative fair values are based on market information including, but not limited to: (i) the estimate of replacement cost of improvements under the cost approach, (ii) the estimate of land values based on comparable sales under the sales comparison approach, and (iii) the estimate of future benefits determined by either a reasonable rate of return over a single year’s net cash flow, or a forecast of net cash flows projected over a reasonable investment horizon under the income capitalization approach. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled one multi-tenant income property for an aggregate purchase price of $79.5 million, or a total acquisition cost of $80.0 million, for the nine months ended September 30, 2025, and four multi-tenant income properties, one vacant land parcel within an existing multi-tenant property, and one building within an existing multi-tenant income property for an aggregate purchase price of $210.0 million, or a total acquisition cost of $207.8 million, for the nine months ended September 30, 2024.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our Credit Facility, as this facility carries a variable rate of interest. Our borrowings on our $300.0 million Credit Facility bear interest at a rate ranging from SOFR plus 0.10% plus 125 basis points to SOFR plus 0.10% plus 220 basis points based on our level of borrowing as a percentage of our total asset value. As of September 30, 2025, the outstanding balance on our Credit Facility totaled $139.0 million of which $74.0 million was not fixed by virtue of an interest rate swap agreement. As of September 30, 2024, the outstanding balance on our Credit Facility totaled $95.0 million of which $45.0 million was not fixed by virtue of an interest rate swap agreement. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by $0.7 million and $0.5 million as of September 30, 2025 and 2024, respectively. The Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to certain of its debt borrowings, see Note 16, “Interest Rate Swaps” in the Notes to Financial Statements. By virtue of fixing the variable rate on certain debt borrowings, our exposure to changes in interest rates is minimal but for the impact on other comprehensive income and loss. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of legal proceedings cannot be predicted with certainty, the Company is not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on the Company’s business or financial condition.

ITEM 1A. RISK FACTORS

For a discussion of the Company’s potential risks and uncertainties, see the information set forth under the heading Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”). The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company. As of September 30, 2025, there have been no material changes in our risk factors from those set forth within the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following repurchases of shares of the Company’s common stock were made during the three months ended September 30, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May yet be Purchased Under the Plans or Programs ($000's) (1)
7/1/2025 - 7/31/2025	5,400	16.35	5,400	4,200
8/1/2025 - 8/31/2025	125,322	16.32	125,322	2,200
9/1/2025 - 9/30/2025	133,188	16.27	133,188	10,000
Total	263,910	$16.29	263,910
(1)	On December 12, 2023, the Company’s Board of Directors approved the December 2023 $5.0 Million Common Stock Repurchase Program. Pursuant to the December 2023 $5.0 Million Common Stock Repurchase Program, the Company was authorized to repurchase shares of its common stock for a total purchase price of up to $5.0 million, the remaining capacity of which was utilized during the three months ended September 30, 2025. On September 24, 2025, the Company’s Board of Directors approved the September 2025 $10.0 Million Common Stock Repurchase Program. Pursuant to the September 2025 $10.0 Million Common Stock Repurchase Program, the Company may repurchase shares of its common stock for a total purchase price of up to $10.0 million. Shares may be purchased under the September 2025 $10.0 Million Common Stock Repurchase Program in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. The September 2025 $10.0 Million Common Stock Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended. No repurchases were made pursuant to the September 2025 $10.0 Million Common Stock Repurchase Program during the three months ended September 30, 2025. As of September 30, 2025, $10.0 million remained available for repurchases under the September 2025 $10.0 Million Common Stock Repurchase Program. Subsequent to September 30, 2025, the Company repurchased 307,563 shares of its common stock on the open market for a total cost of $5.0 million, or an average price per share of $16.26, under the September 2025 $10 Million Common Stock Repurchase Program. As of October 28, 2025, $5.0 million remained available for repurchases under the September 2025 $10 Million Common Stock Repurchase Program.

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

(10.1)

Second Amendment to Credit Agreement among CTO Realty Growth, Inc., the Guarantors party thereto, the Lenders party thereto and KeyBank National Association, as Administrative Agent, dated September 25, 2025, filed herewith.

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

CTO REALTY GROWTH, INC.
(Registrant)

October 28, 2025	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

October 28, 2025	By:	/s/ Philip R. Mays
Philip R. Mays, Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

October 28, 2025	By:	/s/ Lisa M. Vorakoun
Lisa M. Vorakoun, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)