Form 10-K
period 2025-12-31
CTO Realty Growth, Inc.
filed 2026-02-19
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-11350

CTO REALTY GROWTH, INC.

(Exact name of registrant as specified in its charter)

Maryland	59-0483700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

369 N. New York Avenue, Suite 201 Winter Park, Florida	32789
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(407) 904-3324

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, $0.01 par value per share	CTO	NYSE
6.375% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share	CTO/PA	NYSE

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

At June 30, 2025, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $545,448,000 based upon the last reported sale price on the NYSE on June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter. The determination of affiliate status is solely for the purpose of this report and shall not be construed as an admission for the purposes of determining affiliate status.

The number of shares of the registrant’s Common Stock outstanding on February 12, 2026 was 32,559,588.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of CTO Realty Growth, Inc.’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

When we refer to “we,” “us,” “our,” or “the Company,” we mean CTO Realty Growth, Inc. and its consolidated subsidiaries. Statements contained in this Annual Report on Form 10-K, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Also, when the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Management believes the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions. However, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update or revise such forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.  The risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements, include, but are not limited to, the following:

●	we are subject to risks related to the ownership of commercial real estate that could affect the performance and value of our properties;
●	our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could materially and adversely affect us;
●	competition that traditional retail tenants face from e-commerce retail sales, or the integration of brick and mortar stores with e-commerce retail operators, could adversely affect our business;
●	we operate in a highly competitive market for the acquisition of income properties and commercial loan and investment opportunities, and more established entities or other investors may be able to compete more effectively for acquisition and commercial loan and investment opportunities than we can;
●	we may be unable to successfully execute on asset acquisitions or dispositions;
●	the loss of revenues from our income property or commercial loans and investments portfolios or certain tenants or borrowers would adversely impact our results of operations and cash flows;
●	our revenues include receipt of management fees and potentially incentive fees derived from our provision of management services to Alpine Income Property Trust, Inc. (“PINE”) and the loss or failure, or decline in the business or assets, of PINE could substantially reduce our revenues;
●	there are various potential conflicts of interest in our relationship with PINE, including our executive officers and/or directors who are also officers and/or directors of PINE, which could result in decisions that are not in the best interest of our stockholders;
●	a prolonged downturn in economic conditions could adversely impact our business, particularly with regard to our ability to maintain revenues from our income-producing assets;
●	a part of our investment strategy is focused on investing in commercial loans and investments which may involve credit risk or the risk that our borrowers will fail to pay scheduled contractual payments to us when due;
●	we may suffer losses when a borrower defaults on a loan and the value of the underlying collateral is less than the amount due;
●	the Company’s real estate investments are generally illiquid;
●	if a transaction intended to qualify as a Section 1031 like-kind exchange is later determined to be taxable, or if we are unable to identify and complete the acquisition of suitable replacement property to effect a Section 1031 like-kind exchange, we may face adverse consequences;
●	the Company may be unable to obtain debt or equity capital on favorable terms, if at all, or additional borrowings may impact our liquidity or ability to monetize any assets securing such borrowings;
●	servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to service or pay our debt;
●	our operations and properties could be adversely affected in the event of natural disasters, pandemics, or other significant disruptions;
●	we may encounter environmental problems which require remediation or the incurrence of significant costs to resolve, which could adversely impact our financial condition, results of operations, and cash flows;
●	failure to remain qualified as real estate investment trust (“REIT”) for U.S. federal income tax purposes would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distribution to stockholders;
●	the risk that the REIT requirements could limit our financial flexibility;
●	our ability to pay dividends consistent with the REIT requirements, and expectations as to timing and amounts of such dividends;
●	the ability of our board of directors (the “Board”) to revoke our REIT status without stockholder approval;
●	our exposure to changes in U.S. federal and state income tax laws, including changes to the REIT requirements;

●	general business and economic conditions, including unstable macroeconomic conditions due to, among other things, political unrest and economic uncertainty due to terrorism or war, inflation, higher interest rates and distress in the banking sector; and
●	an epidemic or pandemic (such as the COVID-19 pandemic), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, may precipitate or materially exacerbate one or more of the above-mentioned and/or other risks and may significantly disrupt or prevent us from operating our business in the ordinary course for an extended period.

The Company describes additional risks and uncertainties that could cause actual results or events to differ materially from those described in the Company’s forward-looking statements in “Risk Factors” (Part I, Item 1A of this Annual Report on Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7).

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

As of December 31, 2025, we own and manage, sometimes utilizing third-party property management companies, 21 commercial real estate properties in 7 states in the United States, comprising 5.5 million square feet of gross leasable space. In addition to our income property portfolio, as of December 31, 2025, our business included the following:

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

Real Estate Operations: There were no significant transactions within the Company’s real estate operations during the year ended December 31, 2025. During the year ended December 31, 2024, the Company sold its remaining mitigation credits. These credits were produced by the Company’s formerly owned mitigation bank. During the year ended December 31, 2024, the Company sold its portfolio of subsurface mineral interests associated with approximately 352,000 surface acres in 19 counties in the State of Florida (“Subsurface Interests”), as further described in Note 6, “Real Estate Operations”. As part of the Subsurface Interests sale, the Company entered into a management agreement with the buyer to provide ongoing management services (the “Subsurface Management Agreement”).

Our business also includes our investment in PINE. As of December 31, 2025, the fair value of our investment totaled $41.3 million, or 15.4% of PINE’s outstanding common equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income on the accompanying consolidated statements of operations.

The following is a summary of financial information regarding the Company’s business segments for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Revenues:
Income Properties	$132,156	$110,591	$96,663
Management Fee Income	4,849	4,590	4,388
Interest Income from Commercial Loans and Investments	12,540	7,357	4,084
Real Estate Operations	—	1,981	3,984
Total Revenues	$149,545	$124,519	$109,119
Operating Income:
Income Properties	$94,233	$78,806	$68,208
Management Services	4,849	4,590	4,388
Commercial Loans and Investments	12,540	7,357	4,084
Real Estate Operations	—	544	2,261
General and Administrative Expenses	(18,527)	(16,269)	(14,249)
Provision for Impairment	(68)	(676)	(1,556)
Depreciation and Amortization	(60,015)	(65,049)	(44,173)
Gain on Disposition of Assets	21,452	8,308	7,543
Loss on Extinguishment of Debt	(20,449)	—	—
Total Operating Income	$34,015	$17,611	$26,506
Identifiable Assets:
Income Properties	$1,102,631	$1,039,466	$887,345
Management Services	2,465	1,481	1,395
Commercial Loans and Investments	118,129	114,107	62,843
Real Estate Operations	455	611	2,343
Corporate and Other (1)	40,222	25,979	35,742
Total Assets	$1,263,902	$1,181,644	$989,668
(1)	Corporate and other assets consist primarily of cash and restricted cash, property, plant, and equipment related to the other operations, as well as the general and corporate operations.

BUSINESS PLAN

Our business plan is primarily focused on investing in shopping centers. We believe that focusing on shopping centers will allow us to continue to broaden the credit base of our tenants. We also seek to diversify our income property portfolio geographically, with an emphasis on what we believe to be faster growing, business-friendly markets exhibiting accommodative business tax policies, outsized relative job and population growth, and where retail demand exceeds supply. We may also self-develop multi-tenant income properties, as we have done in the past.

Our investments in income-producing properties are typically subject to longer-term leases. For shopping centers, each tenant typically pays its proportionate share of the operating expenses of the property, although for such properties we typically incur additional costs for property management services. Single-tenant leases are typically in the form of triple or double net leases and ground leases. Triple-net leases generally require the tenant to pay property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance, and capital expenditures.

In addition to our primary shopping center investment strategy, our targeted investment classes may include the following:

Other asset classes

●	Single-tenant retail or other commercial, double or triple net leased, properties that are typically stabilized and located in what we believe to be faster growing, business-friendly markets exhibiting accommodative business tax policies and outsized relative job and population growth that are compliant with our commitments under the ROFO Agreement (as defined below);
●	Ground leases, whether purchased or originated by the Company, that are compliant with our commitments under the ROFO Agreement;

●	Self-developed retail or other commercial properties;
●	Commercial loans and investments, whether purchased or originated by the Company, with loan terms of 1-10 years with strong risk-adjusted yields secured by property types to include hotel, retail, residential, land and industrial;
●	Select regional area investments using Company national market knowledge and expertise in an effort to earn strong risk-adjusted yields; and
●	Real estate-related investment securities, including commercial mortgage-backed securities, preferred or common equity, and corporate bonds.

Our access to capital includes raising equity or debt financing, and our sources of debt financing primarily includes our borrowing capacity under our revolving credit facility (as amended and restated, the “Credit Facility”) and term loans. Our strategy is to utilize leverage, when appropriate and necessary, and potentially proceeds from sales of income properties, and the disposition or payoffs of our commercial loans and investments to acquire income properties. As our current properties generally have low tax basis, we may seek to have sales of our income properties qualify for income tax deferral through the like-kind exchange provisions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”).

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

During the year ended December 31, 2025, the Company acquired two shopping centers for an aggregate purchase price of $144.9 million, or a total acquisition cost of $145.1 million. Of the aggregate $145.1 million acquisition cost, $56.9 million was allocated to land, $73.3 million was allocated to buildings and improvements, $36.6 million was allocated to intangible assets pertaining to the in-place lease value, leasing costs, and above market lease value and $21.7 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 4.6 years at acquisition.

During the year ended December 31, 2025, the Company sold four income properties for an aggregate sales price of $85.1 million and aggregate gains on sales of $21.0 million. The sales consisted of (i) three single-tenant Main Street properties in Daytona Beach, Florida for $7.1 million, generating gains totaling $1.2 million, and (ii) one shopping center located in Plano, Texas for $78.0 million, resulting in a gain on sale of $19.8 million.

Our current portfolio of 17 shopping centers generates $102.4 million of revenue from annualized straight-line base lease payments and had a weighted average remaining lease term of 5.0 years as of December 31, 2025. Our current portfolio of 4 other income property assets generates $3.8 million of revenues from annualized straight-line base lease payments and had a weighted average remaining lease term of 3.9 years as of December 31, 2025.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. As a result of entering into the Exclusivity and Right of First Offer Agreement with PINE (the “ROFO Agreement”) which generally prevents us from investing in single-tenant net lease income properties, our income property investment strategy will continue to be focused on shopping centers. We may pursue this strategy by monetizing certain of our single-tenant properties, and should we do so, we would seek to utilize the 1031 like-kind exchange structure to preserve the tax-deferred gain on the original transaction(s) that pertains to the replacement asset.

As of December 31, 2025, the Company owned 21 income properties in 7 states. Following is a summary of these properties:

Tenant / Property	Category	City	State	Area (Square Feet)
Granada Plaza	Multi-Tenant	Dunedin	FL	74,178
The Exchange at Gwinnett	Multi-Tenant	Buford	GA	97,366
Millenia Crossing	Multi-Tenant	Orlando	FL	100,385
Lake Brandon Village	Multi-Tenant	Brandon	FL	102,022
Madison Yards	Multi-Tenant	Atlanta	GA	162,521
Price Plaza	Multi-Tenant	Katy	TX	200,576
The Strand at St. Johns Town Center	Multi-Tenant	Jacksonville	FL	211,197
Crossroads Towne Center	Multi-Tenant	Chandler	AZ	221,658
Ashford Lane	Multi-Tenant	Atlanta	GA	277,118
Marketplace at Seminole	Multi-Tenant	Sanford	FL	320,273
Beaver Creek Crossings	Multi-Tenant	Apex	NC	322,113
West Broad Village	Multi-Tenant	Glen Allen	VA	392,139
Plaza at Rockwall	Multi-Tenant	Rockwall	TX	443,880
Pompano Citi Centre	Multi-Tenant	Pompano Beach	FL	508,874
Ashley Park	Multi-Tenant	Newnan	GA	559,465
The Collection at Forsyth	Multi-Tenant	Cumming	GA	560,919
Carolina Pavilion	Multi-Tenant	Charlotte	NC	693,813
17 Shopping Centers				5,248,497
Crabby's Oceanside	Single-Tenant	Daytona Beach	FL	5,780
LandShark Bar & Grill	Single-Tenant	Daytona Beach	FL	6,264
369 N. New York Ave.	Multi-Tenant/Other	Winter Park	FL	27,948
5401 Watson Dr. SE	Multi-Tenant/Office	Albuquerque	NM	212,409
4 Other Properties				252,401
21 Total Properties				5,500,898

The weighted average economic and physical occupancy rates of our income properties at December 31st for each of the last three years on a portfolio basis are as follows:

Year	Shopping Centers Economic / Leased Occupancy	Other Properties Economic / Leased Occupancy
2023	89% / 93%	100% / 100%
2024	90% / 93%	100% / 100%
2025	92% / 96%	61% / 100%

The information on lease expirations of our total income property portfolio for each of the ten years starting with 2026 is as follows:

Year	# of Tenant Leases Expiring	Total Square Feet of Leases Expiring	Annual Rents Expiring (1) ($000's)	Percentage of Gross Annual Rents Expiring (1)
2026	68	389,985	$8,919	8.5%
2027	79	599,120	$10,390	10.0%
2028	87	1,031,509	$20,706	19.9%
2029	72	646,231	$10,421	10.0%
2030	77	452,514	$10,628	10.2%
2031	58	530,928	$11,278	10.8%
2032	43	332,546	$7,144	6.9%
2033	37	182,537	$5,175	5.0%
2034	30	238,147	$5,770	5.5%
2035	37	309,105	$7,552	7.3%
(1)	Annual Rents consist of the in-place base rent to be received pursuant to each lease agreement (i.e. not on a straight-line basis).

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

There were no impairment charges on the Company’s income property portfolio during each of the years ended December 31, 2025 or 2024.

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

MANAGEMENT SERVICES BUSINESS

Related Party Management of PINE. Our business plan includes generating revenue from managing PINE. Pursuant to the management agreement with PINE, the Company generates a base management fee equal to 1.5% of PINE’s “total equity” (as defined in the management agreement).We have waived a portion of the base management fee attributable to the inclusion of the net cash proceeds from the issuance of PINE’s Series A Preferred Stock in PINE’s “total equity” (the “Incremental Equity Base”), such that the base management fee rate on the Incremental Equity Base is equal to 0.75% per annum, instead of 1.50% per annum, as provided in the Management Agreement. The Company also has an opportunity to achieve additional cash flows as manager of PINE pursuant to the terms of an annual incentive fee, as further described in Note 5, “Management Services Business” in the notes to the consolidated financial statements in Item 8.

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

2025 Commercial Loans and Investments Portfolio. During the year ended December 31, 2025, the Company originated $21.0 million of commercial loans and investments, including an amendment and $16.0 million upsize of an existing loan, of which none was funded, and a $5.0 million mortgage note, for a weighted average interest rate of 10.7% (including paid-in-kind interest). The Company earned $0.3 million of origination fees from these investments. During the same period, the Company funded $9.3 million under existing construction loan commitments, net of origination fees received, and received principal repayments totaling $15.2 million. As of December 31, 2025, the Company’s commercial loans and investments portfolio included four commercial loan investments and two preferred equity investments with a carrying value of $104.8 million.

2024 Commercial Loans and Investments Portfolio. During the year ended December 31, 2024, the Company originated four commercial loan investments totaling $104.0 million at a weighted average initial cash yield of 11.7%, of which $63.9 million had been funded as of December 31, 2024. One of these investments, totaling $10.0 million, was structured as preferred equity and is further described below. During the year ended December 31, 2024, the Company received principal repayments totaling $20.3 million. As of December 31, 2024, the Company’s commercial loans and investments portfolio included five commercial loan investments and two preferred equity investments with a carrying value of $105.0 million.

2023 Commercial Loans and Investments Portfolio. During the year ended December 31, 2023, the Company originated two loans for a total investment of $30.4 million and received cash repayments of principal totaling $1.0 million. Including the two originations and fundings on our construction loans, $32.9 million was funded during the year ended December 31, 2023. As of December 31, 2023, the Company’s commercial loans and investments portfolio included four commercial loan investments and one preferred equity investment with a carrying value of $61.8 million.

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

The Company recorded impairment charges of $0.1 million, $0.7 million and $0.6 million related to its commercial loans and investments portfolio during the years ended December 31, 2025, 2024 and 2023, respectively.

REAL ESTATE OPERATIONS

Mitigation Credits and Mitigation Credit Rights. Revenues and the cost of sales of mitigation credit sales are reported as revenues from, and direct costs of, real estate operations, respectively, in the consolidated statements of operations. During the year ended December 31, 2024, the Company sold all of its remaining 14.99 mitigation credits for $1.8 million with a cost basis of $1.3 million. During the year ended December 31, 2023, the Company sold 20 mitigation credits for proceeds of $2.3 million with a cost basis of $1.5 million. As of December 31, 2025, the Company did not own any mitigation credits.

Subsurface Interests. The Company sold its remaining acres of Subsurface Interests during the year ended December 31, 2024 for $5.0 million, or a gain on sale of $4.5 million. As of December 31, 2025, the Company did not own any Subsurface Interests.

The Company historically leased certain of the Subsurface Interests to mineral exploration firms for exploration. The Company’s subsurface operations consisted of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage, which revenues are included within real estate operations in the consolidated statements of operations. There were no sales of subsurface oil, gas, and mineral rights during the year ended December 31, 2024. During the year ended December 31, 2023, the Company sold 3,481 acres of Subsurface Interests for a sales price of $1.0 million.

The Company historically released surface entry rights or other rights upon request of a surface owner for a negotiated release fee typically based on a percentage of the surface value. No cash payments were received for the release of surface entry rights for the year ended December 31, 2025. Cash payments for the release of surface entry rights totaled $0.1 million and $0.7 million during the years ended December 31, 2024 and 2023, respectively.

REIT CONVERSION AND MERGER

On September 3, 2020, the Board unanimously approved a plan for the Company to elect to be subject to tax as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2020. Subsequently, during a special meeting of stockholders held on November 9, 2020, the Company’s stockholders approved the merger of CTO Realty Growth, Inc., a Florida corporation (“CTO FL”), with and into CTO NEWCO REIT, Inc. (“CTO MD”), a wholly owned Maryland subsidiary of CTO FL (the “Merger”), in order to reincorporate in Maryland and facilitate its ongoing compliance with the REIT requirements by ensuring that certain standard REIT ownership limitations and transfer restrictions apply to CTO’s capital stock.

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

Our business plan also includes investing in commercial real estate through the acquisition or origination of mortgage financings secured by commercial real estate and similar financial instruments. Competition for investing in commercial mortgage loans and similar financial instruments can include financial institutions such as banks, private equity investors, institutional investment funds, debt funds, private credits funds, specialty finance companies, life insurance companies, institutional investors such as pension funds, and other lenders including REITs and high net worth investors. The organizations that we compete with are of varying sizes, ranging from organizations with local operations to organizations with national scale and reach. Competition from these interested parties is based on, amongst other things, pricing or rate, financing structure, and other elements of the typical terms and conditions of a real estate financing.

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

At December 31, 2025, the Company had 42 full-time employees and considers its employee relations to be satisfactory.

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

●	We are subject to risks related to the ownership of commercial real estate that could affect the performance and value of our properties.
●	Adverse changes in U.S., global and local regions or markets that impact our tenants’ businesses may materially and adversely affect us generally and the ability of our tenants to make rental payments to us pursuant to our leases.

●	Our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could materially and adversely affect us.
●	The loss of revenues from our income property or commercial loans and investments portfolios or certain tenants or borrowers would adversely impact our results of operations and cash flows.
●	Retail properties, particularly those with multiple tenants, often depend on the presence of and successful operation of an anchor tenant or tenants and the failure of such tenant’s business or the loss of the anchor tenant(s) could adversely affect the overall success of our property and thereby could adversely impact our financial condition, results of operations and cash flows.
●	We are subject to risks that affect the general retail environment in the United States, such as weakness in the economy, the level of consumer spending, the adverse financial condition of large consumer retail companies and competition from discount and internet retailers, any of which could adversely affect market rents for retail space and the willingness or ability of retail tenants to lease space in our shopping centers.
●	A significant portion of the revenue we generate from our income property portfolio is concentrated in specific industry classifications and/or geographic locations and any prolonged dislocation in those industries or downturn in those geographic areas would adversely impact our results of operations and cash flows.
●	Our revenues include receipt of management fees and potentially incentive fees derived from our provision of management services to PINE and the loss or failure, or decline in the business or assets, of PINE could substantially reduce our revenues.
●	There are various potential conflicts of interest in our relationship with PINE, including our executive officers and/or directors who are also officers and/or directors of PINE, which could result in decisions that are not in the best interest of our stockholders.
●	A part of our investment strategy is focused on investing in commercial loans and investments which may involve credit risk or the risk that our borrowers will fail to pay scheduled contractual payments to us when due.
●	We invest in fixed-rate loan investments, and an increase in market interest rates may adversely affect the value of these investments, which could adversely impact our financial condition, results of operations and cash flows.
●	The commercial loans or similar investments we may acquire that are secured by real estate typically depend on the ability of the property owner to generate income from operating the property. Failure to do so may result in delinquency and/or foreclosure.
●	We may suffer losses when a borrower defaults on a loan and the value of the underlying collateral is less than the amount due.
●	The Company’s real estate investments are generally illiquid.
●	We may experience a decline in the fair value of our real estate assets or investments which could result in impairments and would impact our financial condition and results of operations.
●	The Company may from time to time have stockholders that beneficially own more than 5% of the Company’s outstanding common stock and exercise the related voting rights of those shares. Actions by these stockholders, including trading activity, could have a material adverse impact on the trading price of our stock.
●	The Company may be unable to obtain debt or equity capital on favorable terms, if at all, or additional borrowings may impact our liquidity or ability to monetize any assets securing such borrowings.
●	Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to service or pay our debt.
●	Our operations and properties could be adversely affected in the event of natural disasters, pandemics, or other significant disruptions.
●	We may encounter environmental problems which require remediation or the incurrence of significant costs to resolve, which could adversely impact our financial condition, results of operations, and cash flows.
●	Failure to remain qualified as a REIT, would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.
●	Even if we qualify as a REIT, we may face other tax liabilities that could reduce our cash flows and negatively impact our results of operations and financial condition.
●	If we failed to distribute our Pre-REIT Conversion Earnings and Profits, we could fail to qualify as a REIT.
●	Failure to make required distributions would subject us to U.S. federal corporate income tax.
●	Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

●	The prohibited transactions tax may limit our ability to dispose of our properties.
●	The ability of the Board to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.
●	If a transaction intended to qualify as a Section 1031 like-kind exchange is later determined to be taxable, or if we are unable to identify and complete the acquisition of suitable replacement property to effect a Section 1031 like-kind exchange, we may face adverse consequences.
●	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

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

Factors beyond our control can affect the performance and value of our properties. Our core business is the ownership of commercial properties that generate lease revenue from either multiple tenants occupying a single structure or multiple structures or a single tenant in a stand-alone property. Accordingly, our performance is subject to risks incident to the ownership of commercial real estate, including:

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

The success of our investments in our income properties is materially dependent upon the performance of our tenants. The financial performance of any one of our tenants is dependent on the tenant’s individual business, its industry and, in many instances, the performance of a larger business network that the tenant may be affiliated with or operate under. The financial performance of any one of our tenants could be adversely affected by poor management, inflation, higher interest rates, supply chain issues (including those potentially caused by global trade uncertainty or tariffs), unfavorable economic conditions in general, changes in consumer trends and preferences that decrease demand for a tenant’s products or services or other factors, including the impact of a global pandemic which affects the United States, over which neither they nor we have control. To the extent we own multiple properties operated by one tenant, the general failure of that single tenant or a loss or significant decline in its business could materially and adversely affect us.

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

Retail properties, particularly those with multiple tenants, often depend on the presence of and successful operation of an anchor tenant or tenants, and the failure of such tenant’s business or the loss of the anchor tenant(s) could adversely affect the overall success of our property and thereby could adversely impact our financial condition, results of operations and cash flows.

Retail properties, like other properties, are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A shopping center is particularly sensitive to the risk that a tenant that occupies a large area of the property (commonly referred to as an anchor tenant) is unable to make their lease payments, does not extend their lease upon its expiration, or otherwise vacates their rented space. A lease termination by an anchor tenant or tenants could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant, or the closure of the business of an anchor tenant that leaves its space vacant even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner and could decrease rents or expense recoveries. Additionally, should an anchor tenant vacate their leased space, customer traffic to the property may be decreased, which could lead to decreased sales at other stores thus adversely impacting the tenant’s operations and impacting their ability to pay rent to us. In the event of default by a tenant, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with that tenant.

We are subject to risks that affect the general retail environment in the United States, such as weakness in the economy, the level of consumer spending, the adverse financial condition of large consumer retail companies and competition from discount and internet retailers, any of which could adversely affect market rents for retail space and the willingness or ability of retail tenants to lease space in our properties.

A significant portion of the properties in our income property portfolio are commercial properties that were developed to be occupied by retail tenants and thus we are subject to the risks that affect the retail sector generally, as well as the market for retail space. The business environment for retail operators and the market for retail space have previously been, and could again be, adversely affected by weakness in the national, regional and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retail companies, the consolidation of operators that occurs from time to time in the retail sector, any excess amount of retail space in a number of markets and increasing competition from discount retail operators, outlet malls, internet or e-commerce retail businesses and other online businesses. Increases in consumer spending through e-commerce channels may significantly affect our retail tenants’ ability to generate sales in their stores and could affect the way future tenants lease space. In addition, new and enhanced technologies, including new digital technologies, new web services technologies and artificial intelligence, may increase competition for certain of our retail tenants. We cannot predict with certainty what future tenants will require to operate their businesses, what demands will be made for the build out of future retail spaces and how much revenue will be generated at traditional “brick and mortar” locations. If we are unable to anticipate and respond promptly to trends in the market, our occupancy levels and rental income may decline.

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

A number of entities and other investors compete with us to purchase income properties. We compete with REITs, public and private real estate focused companies, high wealth individual investors, private equity investors, institutional investment funds, and others. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several of our public company competitors have greater access to capital, typically by raising equity or debt financing, have significant amounts of capital available and investment objectives that overlap with ours, which often creates competition for acquisition opportunities. Some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different assessments of investment risk, which could allow them to consider a wider variety of income property acquisitions and establish more relationships than us. We cannot be assured that the competitive pressures we face will not have a material adverse effect on our business, financial condition, results of operations and therefore our cash flows. Also, because of this competition, we may not be able to take advantage of attractive acquisition opportunities from time to time, and we can offer no assurance that we will be able to identify and purchase assets that are consistent with our objectives.

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

We have recently and may in the future develop new income properties. In addition, we have in recent years and may in the future redevelop, significantly renovate or otherwise invest additional capital in certain of our existing income properties to improve the assets and enhance the opportunity for increased returns on our overall investment. These various development activities, particularly the development of new income properties, is subject to a number of risks, including risks associated with construction work and risks of cost overruns due to construction delays, inflation, higher interest rates, supply chain issues (including those potentially caused by global trade uncertainty or tariffs), or other factors that may increase the expected costs of a project. Furthermore, the commencement of development projects is subject to other risks including the receipt of zoning or entitlements and other required governmental permits and authorizations. In addition, we may incur development costs in connection with projects that are ultimately not pursued to completion. Any of the development activities noted may be financed under our Credit Facility or through other forms of financing. If such financing is not available on acceptable terms, our development activities may not be pursued or may be curtailed. In addition, such development activities would likely reduce the available borrowing capacity on our Credit Facility which we use for the acquisition of income properties, origination or acquisition of commercial loans and investments, and other operating needs. The risks associated with development activities, including but not necessarily limited to those noted, could adversely impact our financial condition, results of operations, and liquidity.

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

In the future, PINE’s board of directors may consider internalizing the functions performed for PINE by us. We may be unable to replace the revenue that we would have received in the future in the absence of an internalization transaction. In the event that we and PINE agree to an internalization transaction, the payment of the internalization price to us would be in lieu of the payment of any termination fee. Even if the internalization price paid to us in connection with an internalization is substantial, we cannot assure you that any consideration received by us in connection with an internalization transaction will ultimately lead to returns equal to or greater than the revenues lost as a result of the internalization transaction.

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

We are paid a management fee to manage PINE’s business and we may be paid an incentive fee which will depend on numerous factors, including our ability to make investments on behalf of PINE that generate attractive, risk-adjusted returns, and thereby result in PINE’s stockholders achieving a necessary level of return. A key element of PINE’s success includes its ability to raise additional equity capital to fund its goals for growth. Our successful performance as the manager of PINE therefore depends, in part, on our ability to assist PINE in raising equity capital in amounts sufficient to support PINE’s goals and on acceptable terms. Our successful performance as the manager of PINE also depends on our ability to access debt financing for PINE, on acceptable terms. There can be no assurance that we will be successful in this business, that PINE will achieve its objectives, will invest successfully in income properties or commercial loans and investments, and will generally operate successfully, or that we will earn fees from PINE sufficient to recover the costs we have incurred or to provide a suitable return on our investment in PINE.

Declines in the market values of our investment in PINE may adversely affect periodic reported results.

We hold a significant equity interest in PINE as of December 31, 2025, including the OP Units we hold in the PINE Operating Partnership as further described in Note 1, “Organization” in the notes to the consolidated financial statements in Item 8. PINE is publicly traded and as such, PINE’s common stock is subject to the risks associated with public equities, including, but not limited to, market risk broadly, risks associated with the REIT industry, and risks associated with the real estate industry more specifically. The public equity markets can be volatile, and the value of PINE’s stock and OP Units may fluctuate significantly over short periods of time. A significant decrease in the trading price of PINE’s stock could result in losses that have a material adverse effect on the value of our investment in PINE which could adversely impact our financial condition.

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

As part of our business strategy, we have invested in commercial loans secured by real estate and may in the future invest in other commercial loans or similar financings secured by real estate. Investments in commercial loans or similar financings of real estate involve credit risk with regard to the borrower, the borrower’s operations and the real estate that secures the financing. The credit risks include, but are not limited to, the ability of the borrower to execute their business plan and strategy, the ability of the borrower to sustain and/or improve the operating results generated by the collateral property, the ability of the borrower to continue as a going concern, and the risk associated with the market or industry in which the collateral property is utilized. Our evaluation of the investment opportunity in a mortgage loan or similar financing includes these elements of credit risk as well as other underwriting criteria and factors. Further, we may rely on third party resources to assist us in our investment evaluation process and otherwise in conducting customary due diligence. Our underwriting of the investment or our estimates of credit risk may not prove to be accurate, as actual results may vary from our estimates. In the event we underestimate the performance of the borrower and/or the underlying real estate which secures our commercial loan or financing, we may experience losses or unanticipated costs regarding our investment and our financial condition, results of operations, and cash flows may be adversely impacted.

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

We have originated and may in the future originate or acquire additional construction loans, the interest from which will be qualifying income for purposes of the 75% and 95% gross income tests applicable to REITs, provided that the loan value of the real property securing the construction loan is equal to or greater than the highest outstanding principal amount of the construction loan during any taxable year. For purposes of construction loans, the loan value of the real property is the fair value of the land plus the reasonably estimated cost of the improvements or developments (other than personal property) that will secure the loan and that are to be constructed from the proceeds of the loan. There can be no assurance that the IRS would not challenge our estimate of the loan value of the real property.

Because of competition, we may not be able to originate or acquire commercial loans or similar financings at all or at favorable yields.

When we seek to invest in commercial loans or similar financings secured by underlying real estate, we may not be able to originate or acquire such loan investments at favorable spreads over our borrowing costs. We compete with many other investment groups including other REITs, public and private investment funds, life insurance companies, commercial and investment banks and commercial finance companies, including some of the third parties with which we have, or expect to have, relationships. In many instances, the competition has greater financial capacity, are larger organizations and has a greater operating presence in the market. As a result, we may not be able to originate or acquire commercial loans or similar financings in the future at all or at favorable spreads over our borrowing costs, which could adversely impact our results of operations and cash flows.

Debt and preferred equity investments could cause us to incur expenses, which could adversely affect our results of operations.

We have in the past, currently and will own in the future, investments in first mortgages, mezzanine loans, junior participations and preferred equity interests. Such investments may or may not be recourse obligations of the borrower and are not insured or guaranteed by governmental agencies or otherwise. In the event of a default under these obligations, we may have to take possession of the collateral securing these interests including through foreclosure proceedings. Borrowers may contest enforcement of foreclosure or our other remedies and may seek bankruptcy protection to potentially block our actions to enforce their obligations to us. Relatively high loan-to-value ratios and declines in the value of the underlying collateral property may prevent us from realizing an amount equal to our investment upon foreclosure or realization even if we make substantial improvements or repairs to the underlying real estate to maximize such property’s investment potential. Although we have maintained and regularly evaluate financial reserves to properly accrue for potential future losses, our reserves would reflect management’s judgment of the probability and severity of losses and the value of the underlying collateral. We cannot be certain that our judgment will prove to be correct and that our reserves, if any, will be adequate over time to protect against future losses due to unanticipated adverse changes in the economy or events adversely affecting specific properties, assets, tenants, borrowers, industries in which our tenants and borrowers operate or markets in which our tenants and borrowers, or their properties are located. If we are unable to enforce our contractual rights, including but not limited to, taking possession of the collateral property in a foreclosure circumstance, or our reserves for credit losses prove inadequate, we could suffer losses which would have a material adverse effect on our financial condition, results of operations, and cash flows.

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

We invest in fixed-rate loan investments, and an increase in interest rates may adversely affect the value of these investments, which could adversely impact our financial condition, results of operations and cash flows.

Increases in interest rates may negatively affect the market value of our investments, particularly the fixed-rate commercial loans and other financings we have invested in. Generally, any fixed-rate commercial loans or other financings will be more negatively affected by rising interest rates than adjustable-rate assets. We are required to reduce the book value of our investments by the amount of any decrease in their fair value. Reductions in the fair value of our investments could decrease the amounts we may borrow to purchase additional commercial loans or similar financing investments, which could impact our ability to increase our operating results and cash flows. Furthermore, if our borrowing costs are rising while our interest income is fixed for the fixed-rate investments, the spread between our borrowing costs and the fixed-rate we earn on the commercial loans or similar financing investments will contract or could become negative which would adversely impact our financial condition, results of operations, and cash flows.

The commercial loans or similar investments we have acquired and may acquire in the future that are secured by real estate typically depend on the ability of the property owner to generate income from operating the property. Failure to do so may result in delinquency and/or foreclosure.

Commercial loans are secured by property and are subject to risks of delinquency and foreclosure and therefore risk of loss. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. In the event of any default under a commercial loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the commercial loan, which could have a material adverse effect on our financial condition, operating results and cash flows. In the event of the bankruptcy of a commercial loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed commercial loan. If the borrower is unable to repay a mortgage loan or similar financing, our inability to foreclose on the asset in a timely manner, and/or our inability to obtain value from reselling or otherwise disposing of the asset for an amount equal to our investment basis, would adversely impact our financial condition, results of operations, and cash flows.

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

Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, depends on our future operating and financial performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Despite our current consolidated debt levels, we and our subsidiaries may incur substantial additional debt in the future (subject to the restrictions contained in our debt instruments), some of which may be secured debt.. If we incur substantial additional indebtedness in the future, these higher levels of indebtedness may affect our ability to pay the principal of, and interest on, our outstanding debt and our creditworthiness generally.

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

Our operating results depend in part on the difference between the income achieved from our income-producing assets and management fee income streams and the interest expense incurred in connection with our interest-bearing liabilities. Changes in the general level of interest rates prevailing in the financial markets have in the past affected and may in the future affect the spread between our income-producing assets and management fee income streams and our interest-bearing liabilities subject to the impact of interest rate floors and caps, as well as the amounts of floating rate assets and liabilities. Any significant compression of the spreads between income-producing assets and management fee income streams and interest-bearing liabilities could have a material adverse effect on us. While interest rates remain low relative to certain historical rates, rates have recently risen. Despite multiple federal fund rate decreases over the course of 2024 and 2025, interest rates have remained elevated as compared to interest rates over the five year period preceding March 2022. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, inflation, labor markets, and other factors beyond our control. In the event of a rising interest rate environment, rates could create a mismatch between the income we generate from our income-producing assets and management fee income streams and the interest expense incurred on our floating rate debt that could have a significant adverse effect on our financial condition, our operating results and our cash flows. An increase in interest rates could also, among other things, reduce the value of certain of our income-producing assets and our ability to realize gains from the sale of such assets.

The Company’s Credit Facility and secured financings include certain financial and/or other covenants that could restrict our operating activities, and the failure to comply with such covenants could result in a default that accelerates the required payment of such debt.

The Credit Facility contains certain financial and operating covenants, including, among other things, certain coverage ratios and limitations on our ability to incur debt and limits on the repurchase of the Company’s stock and similar restrictions. In addition, the Credit Facility contains certain covenants pertaining to maximum levels of investment in certain types of assets, the number and make-up of the assets in the borrowing base, and similar covenants typical for this type of indebtedness. The Company’s secured indebtedness generally contains covenants regarding debt service coverage ratios. The Company’s ability to meet or maintain compliance with these and other debt covenants may be dependent on the performance of the Company’s tenants under their leases or the performance of borrowers under the Company’s commercial loans and investments. The Company’s failure to comply with certain of our debt covenants could result in a default that may, if not cured, accelerate our payment obligations under such debt and limit the Company’s available cash flow for acquisitions, dividends, or operating costs, which would likely have a material adverse impact on the Company’s financial condition, results of operations, and cash flows. In addition, these defaults could impair the Company’s access to the debt and equity markets.

Risks Associated with Certain Events, Environmental Issues, and Climate Change

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

Terrorist attacks or other acts of violence may negatively affect the Company’s operations. There can be no assurance that there will not be terrorist attacks against businesses within the United States. These attacks may directly impact the Company’s physical assets or business operations or the financial condition of its tenants, borrowers, lenders or other institutions with which the Company has a relationship. The United States may be engaged in armed conflict, which could have an impact on these parties. The consequences of armed conflict are unpredictable, and the Company may not be able to foresee events that could have an adverse effect on its business. More generally, the occurrence of any of these events or the threat of these events, could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economies. They also could result in or cause an economic recession in the United States or abroad. Any of these occurrences could have an adverse impact on the Company’s financial condition, results of operations or cash flows.

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

Certain “business combination” and “control share acquisition” provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our securities with the opportunity to  realize a premium over the then-prevailing market price of our securities. Pursuant to the MGCL, the Board has by resolution exempted business combinations between us and any other person. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. However, there can be no assurance that these exemptions will not be amended or eliminated at any time in the future. Our charter and bylaws and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our securities or that our stockholders otherwise believe to be in their best interest.

Our charter contains stock ownership limits, which may delay, defer or prevent a change of control.

In order to maintain our qualification as a REIT, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own our stock during at least 335 days for each taxable year other than our initial REIT taxable year (i.e., our taxable year ended December 31, 2020). “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts and some charitable trusts. To assist us in complying with these limitations, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. These ownership limitations could have the effect of discouraging a takeover or other transaction in which holders of our securities might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

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

In addition, if we fail to remain qualified as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to remain qualified as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect our business, financial condition, results of operations or ability to make distributions to our stockholders and the trading price of our securities.

Even if we remain qualified as a REIT, we may face other tax liabilities that could reduce our cash flows and negatively impact our results of operations and financial condition.

Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure and state or local income, property and transfer taxes. In addition, any partnership in which we have an interest may be liable at the entity level for tax imposed under those procedures. Further, our taxable REIT subsidiaries (“TRSs”) will be subject to regular corporate U.S. federal, state and local taxes. The TRS rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Any of these taxes would decrease cash available for distributions to stockholders, which, in turn, could materially adversely affect our business, financial condition, results of operations or ability to make distributions to our stockholders and the trading price of our securities.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of TRSs and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% of the value of our total assets can be represented by the securities of one or more TRSs and no more than 25% of our assets can be represented by debt of “publicly offered REITs” (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act), unless secured by real property or interests in real property. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests applicable to REITs. In addition, certain income from hedging transactions entered into to hedge existing hedging positions after any portion of the hedged indebtedness or property is extinguished or disposed of will not be included in income for purposes of the 75% and 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.

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

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transaction tax equal to 100% of net gain upon a disposition of real property. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our properties, may structure dispositions as Section 1031 like-kind exchanges, or may conduct such sales through a TRS, whose sale of properties would be subject to U.S. federal corporate income tax.

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

Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRS. A TRS will be subject to applicable U.S. federal, state and local corporate income tax on its taxable income, and its after tax net income will be available for distribution to us but is not required to be distributed to us. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation and, in certain circumstances, other limitations on deductibility may apply. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of our respective investments in our TRS for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with such TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% limitation or to avoid application of the 100% excise tax.

If a transaction intended to qualify as a Section 1031 like-kind exchange is later determined to be taxable, or if we are unable to identify and complete the acquisition of suitable replacement property to effect a Section 1031 like-kind exchange, we may face adverse consequences.

From time to time we seek to dispose of properties in transactions that are intended to qualify as tax-deferred “like kind exchanges” under Section 1031 of the Code (“Section 1031”). It is possible that the qualification of a transaction as a Section 1031 exchange could be successfully challenged and determined to be currently taxable. It is also possible that we are unable to identify and complete the acquisition of suitable replacement property to effect a Section 1031 exchange. In any such case, our taxable income and earnings and profits would increase. This could increase the dividend income to our stockholders by reducing any return of capital they received. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes, and the payment of such taxes could cause us to have less cash available to distribute to our shareholders. In addition, if a Section 1031 exchange were later determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our stockholders. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031 exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax-deferred basis.

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

The maximum U.S. federal income tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20% (plus the 3.8% surtax on net investment income, if applicable). Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. However, ordinary REIT dividends constitute “qualified business income” and thus a 20% deduction is available to individual taxpayers with respect to such dividends, resulting in a 29.6% maximum U.S. federal income tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. stockholders. However, to qualify for this deduction, the stockholder receiving such dividends must hold the dividend-paying REIT stock for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the stock becomes ex-dividend, and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common and preferred stock.

We may be subject to adverse legislative or regulatory tax changes, in each instance with potentially retroactive effect, that could reduce the market price of our securities.

At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in the U.S. federal income tax laws, regulations or administrative interpretations which, in turn, could materially adversely affect our ability to make distributions to our stockholders and the trading price of our securities.

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

From time to time, the FASB and the SEC, who create and interpret appropriate accounting standards, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. These changes could materially and adversely affect our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements.

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

As with other publicly-traded securities, the market price of the Company’s common stock and preferred stock depends on various factors, which may change from time to time and/or may be unrelated to the Company’s financial condition, results of operations, or cash flows and such factors may cause significant fluctuations or volatility in the market price of the Company’s common stock and preferred stock. These factors include, but are likely not limited to, the following:

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

Evolving investor-related sentiment related to ESG issues could adversely affect our business.

So-called “anti-ESG” sentiment has also gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation, or issued related legal opinions. For example, boycott bills in certain states target financial institutions that are perceived as “boycotting” or “discriminating against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets through such institutions. In addition, certain states now require that relevant state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation viewed us, our policies, or our practices, as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us, which could negatively affect our financial performance.

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.            CYBERSECURITY

The Board recognizes the critical importance of maintaining the trust and confidence of our tenants, borrowers and business partners. The Board plays an active role in overseeing management of our risks, and cybersecurity represents an important component of the Company’s overall approach to risk management and oversight. The Company’s cybersecurity processes and practices are integrated into our risk management and oversight program. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. We utilize a third-party managed IT service provider (the “MSP”) to provide comprehensive cybersecurity services for the Company, including threat detection and response, vulnerability assessment and monitoring, security incident response and recovery, and cybersecurity education and awareness. The Company has adopted a written information security incident response plan, which, as discussed below, is overseen by the Audit Committee of the Board (the “Audit Committee”).

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

ITEM 2.              PROPERTIES

Our principal offices are located at 369 N. New York Avenue, Suite 201, Winter Park, Florida 32789.

As of December 31, 2025, the Company owns the following assets: (i) 2 properties occupied by single-tenants located in Florida and (ii) 19 multi-tenanted properties located in Arizona, Florida, Georgia, North Carolina, Texas, Virginia and New Mexico. Please refer to Item 1. “Business” for a more detailed discussion of our properties.

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

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES

COMMON STOCK PRICES AND DIVIDENDS

The Company’s common stock trades on the NYSE under the symbol “CTO”. Aggregate annual dividends per common share, which were paid quarterly, totaled $1.52 during each of the years ended December 31, 2025 and 2024.

The level of future dividends will be subject to an ongoing review of the Company’s operating results and financial position, the annual distribution requirements under the REIT provisions of the Code and, among other factors, the overall economy, with an emphasis on our local real estate markets and our capital needs.

The number of stockholders of record as of February 10, 2026 (without regard to shares held in nominee or street name) was 500. Many of the Company’s shares of common stock are held by brokers and institutions on behalf of stockholders; consequently, the Company is unable to estimate the total number of stockholders represented by these record holders.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2025 which were not previously reported.

Issuer Purchases of Equity Securities

The following repurchases of shares of the Company’s common stock were made during the three months ended December 31, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May yet be Purchased Under the Plans or Programs ($000's) (1)
10/1/2025 - 10/31/2025	307,563	$16.26	307,563	$5,000
11/1/2025 - 11/30/2025	—	$—	—	$5,000
12/1/2025 - 12/31/2025	—	$—	—	$5,000
Total	307,563	$16.26	307,563

(1)	On September 24, 2025, the Company’s Board of Directors approved a $10.0 million common stock repurchase program. The repurchase program does not have an expiration date.

STOCK PERFORMANCE GRAPH

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

Among CTO Realty Growth, Inc., the Russell 2000 Index,

the FTSE Nareit Equity REITs Index, the NYSE Composite Index, and the 2025 and 2024 Peer Group

The following performance graph shows a comparison of cumulative total stockholder return from a $100 investment in stock of the Company over the five-year period ending December 31, 2025, with the cumulative stockholder return of the following: (i) the Russell 2000 Index; (ii) the NYSE Composite Index; (iii) the FTSE Nareit Equity REITs Index, a real estate industry index provided by Research Data Group; (iv) an index of selected issuers in our Peer Group (composed of Alexander & Baldwin, Inc., Armada Hoffler Properties, Inc., Chatham Lodging Trust, Community Healthcare Trust, Inc., Four Corners Property Trust, Inc., Frontview Reit, Inc., Getty Realty Corp., Inventrust Properties Corp, NETSTREIT Corp., Plymouth Industrial REIT, Inc., Seaport Entertainment Group, Inc., Urban Edge Properties, and Whitestone REIT (the “2025 Peer Group”), and (v) an index of selected issuers in our Peer Group (composed of Armada Hoffler Properties, Inc., Chatham Lodging Trust, City Office REIT Inc., Community Healthcare Trust, Inc., Four Corners Property Trust, Inc., Getty Realty Corp., NETSTREIT Corp., One Liberty Properties Inc., Plymouth Industrial REIT Inc., and Whitestone REIT (the “2024 Peer Group”).

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

As of December 31, 2025, we own and manage, sometimes utilizing third-party property management companies, 21 commercial real estate properties in 7 states in the United States, comprising 5.5 million square feet of gross leasable space. In addition to our income property portfolio, as of December 31, 2025, our business included the following:

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

Real Estate Operations: There were no significant transactions within the Company’s real estate operations during the year ended December 31, 2025. During the year ended December 31, 2024, the Company sold its remaining mitigation credits. These credits were produced by the Company’s formerly owned mitigation bank. During the year ended December 31, 2024, the Company sold its portfolio of subsurface mineral interests associated with approximately 352,000 surface acres in 19 counties in the State of Florida (“Subsurface Interests”), as further described in Note 6, “Real Estate Operations”. As part of the Subsurface Interests sale, the Company entered into a management agreement with the buyer to provide ongoing management services (the “Subsurface Management Agreement”).

Our business also includes our investment in PINE. As of December 31, 2025, the fair value of our investment totaled $41.3 million, or 15.4% of PINE’s outstanding common equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income on the accompanying consolidated statements of operations.

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

Selected Historical Financial Information

The following table summarizes our selected historical financial information for each of the last five fiscal years (in thousands except per share amounts). The selected financial information has been derived from our audited consolidated financial statements. Additional data for fiscal years 2025, 2024, and 2023 is included elsewhere in this report.

	Fiscal Years Ended
	2025	2024	2023	2022	2021
Total Revenues	$149,545	$124,519	$109,119	$82,320	$70,272

Operating Income	$34,015	$17,611	$26,506	$10,667	$23,345

Net Income (Loss) Attributable to the Company	$10,092	$(1,965)	$5,530	$3,158	$29,940
Distributions to Preferred Stockholders	(7,512)	(6,814)	(4,772)	(4,781)	(2,325)
Net Income (Loss) Attributable to Common Stockholders	$2,580	$(8,779)	$758	$(1,623)	$27,615

Per Share Information:
Basic and Diluted:
Net Income (Loss) Attributable to Common Stockholders	$0.08	$(0.35)	$0.03	$(0.09)	$1.56

Dividends Declared and Paid - Preferred Stock	$1.59	$1.59	$1.59	$1.59	$0.77
Dividends Declared and Paid - Common Stock	$1.52	$1.52	$1.52	$1.49	$1.33

Summary of Financial Position:
Real Estate—Net	$953,129	$901,338	$734,463	$734,721	$494,695
Total Assets	$1,263,902	$1,181,644	$989,668	$986,545	$733,139
Stockholders’ Equity	$567,346	$612,798	$457,526	$504,770	$430,480
Long-Term Debt	$616,345	$518,993	$495,370	$445,583	$278,273

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

Reconciliation of Non-U.S. GAAP Measures (in thousands):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net Income (Loss) Attributable to the Company	$10,092	$(1,965)	$5,530
Adjustments:
Depreciation and Amortization of Real Estate	59,947	64,981	44,107
Gain on Disposition of Assets	(21,452)	(8,308)	(7,543)
Gain on Disposition of Other Assets	—	(904)	(2,272)
Provision for Impairment	68	676	1,556
Realized and Unrealized Loss (Gain) on Investment Securities	(90)	463	3,689
Extinguishment of Contingent Obligation	—	—	(2,815)
Funds from Operations	48,565	54,943	42,252
Distributions to Preferred Stockholders	(7,512)	(6,814)	(4,772)
Funds From Operations Attributable to Common Stockholders	41,053	48,129	37,480
Adjustments:
Loss on Extinguishment of Debt	20,449	—	—
Amortization of Intangibles to Lease Income	(1,006)	(254)	2,303
Core Funds From Operations Attributable to Common Stockholders	60,496	47,875	39,783
Adjustments:
Straight-Line Rent Adjustment	(2,159)	(1,681)	(1,159)
COVID-19 Rent Repayments	—	—	46
Other Depreciation and Amortization	(2)	(13)	(91)
Amortization of Loan Costs, Discount on Convertible Debt, and Capitalized Interest	1,069	955	821
Non-Cash Compensation	4,158	3,637	3,673
Adjusted Funds From Operations Attributable to Common Stockholders	$63,562	$50,773	$43,073

Weighted Average Number of Common Shares:
Basic	32,267,365	25,361,379	22,529,703
Diluted (1)	32,292,812	25,401,176	22,529,703

Dividends Declared and Paid - Preferred Stock	$1.59	$1.59	$1.59
Dividends Declared and Paid - Common Stock	$1.52	$1.52	$1.52
(1)	The 2025 Notes were settled during the year ended December 31, 2025. For the years ended December 31, 2025, 2024 and 2023, a total of $0.6 million, $2.1 million, and $2.1 million of interest, respectively, was excluded from net income (loss) attributable to the Company to derive FFO, as the impact to net income (loss) attributable to common stockholders would be antidilutive. Further, the weighted average shares used to compute per share amounts for FFO Attributable to Common Stockholders per Common Share – Diluted, Core FFO Attributable to Common Stockholders per Common Share - Diluted, and AFFO Attributable to Common Stockholders per Common Share - Diluted do not reflect any dilution related to the ultimate settlement of the 2025 Notes, other than as described below.

During the year ended December 31, 2025, the Company issued 1,089,555 shares of the Company’s common stock in connection with the settlement of the 2025 Notes and such shares were included in the basic and diluted weighted average share count for the period.

Other Data (in thousands except per share data):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
FFO Attributable to Common Stockholders	$41,053	$48,129	$37,480
FFO Attributable to Common Stockholders per Common Share - Diluted (1)	$1.27	$1.89	$1.66

Core FFO Attributable to Common Stockholders	$60,496	$47,875	$39,783
Core FFO Attributable to Common Stockholders per Common Share - Diluted (1)	$1.87	$1.88	$1.77

AFFO Attributable to Common Stockholders	$63,562	$50,773	$43,073
AFFO Attributable to Common Stockholders per Common Share - Diluted (1)	$1.97	$2.00	$1.91
(1)	The 2025 Notes were settled during the year ended December 31, 2025. During the year ended December 31, 2025, the Company issued 1,089,555 shares of the Company’s common stock in connection with the settlement of the 2025 Notes and such shares were included in the basic and diluted weighted average share count for the period. The weighted average shares used to compute per share amounts for FFO Attributable to Common Stockholders per Common Share – Diluted, Core FFO Attributable to Common Stockholders per Common Share - Diluted, and AFFO Attributable to Common Stockholders per Common Share - Diluted do not reflect any assumed dilution related to the ultimate settlement of the 2025 Notes other than the 1,089,555 shares of the Company's common stock actually issued.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Revenue

Total revenue for the year ended December 31, 2025 is presented in the following summary and indicates the changes as compared to the year ended December 31, 2024 (in thousands):

	Year Ended
Operating Segment	December 31, 2025	December 31, 2024	$ Variance	% Variance
Income Properties	$132,156	$110,591	$21,565	19.5%
Management Services	4,849	4,590	259	5.6%
Commercial Loans and Investments	12,540	7,357	5,183	70.4%
Real Estate Operations	—	1,981	(1,981)	(100.0)%
Total Revenue	$149,545	$124,519	$25,026	20.1%

Total revenue for the year ended December 31, 2025 increased to $149.5 million, compared to $124.5 million during the year ended December 31, 2024. The increase in total revenue is primarily attributable to increased income produced by the Company’s recent income property acquisitions versus that of properties disposed of by the Company during the comparative period, as well as increased same store revenue from our properties owned during each period. Revenues further benefited from a $5.2 million increase in income from the Company’s commercial loans and investments. These increases were partially offset by a $2.0 million decrease in real estate operations which is primarily due the completion of the sales of all remaining Subsurface Interests and mitigation credits during the year ended December 31, 2024.

Income Properties

Revenue and operating income from our income property operations totaled $132.2 million and $94.2 million, respectively, during the year ended December 31, 2025, compared to total revenue and operating income of $110.6 million and $78.8 million, respectively, for the year ended December 31, 2024. The direct costs of revenues for our income property operations totaled $37.9 million and $31.8 million for the years ended December 31, 2025 and 2024, respectively. The increase in revenues of $21.6 million, or 19.5%, during the year ended December 31, 2025 is primarily related to the overall growth and lease up of the Company’s income property portfolio, as well as the timing of acquisitions versus dispositions.

Management Services

Revenue from our management services totaled $4.8 million during the year ended December 31, 2025, of which $4.4 million was earned from PINE, $0.3 million was earned from the Portfolio Management Agreement, and less than $0.1 million was earned from the Subsurface Management Agreement. Revenue from our management services totaled $4.6 million during the year ended December 31, 2024, of which $4.2 million was earned from PINE, $0.3 million was earned from the Portfolio Management Agreement, and less than $0.1 million was earned from the Subsurface Management Agreement.

Commercial Loans and Investments

Interest income from our commercial loans and investments totaled $12.5 million and $7.4 million during the years ended December 31, 2025 and 2024, respectively. The increase is primarily due to increased income as a result of the overall growth in the loan portfolio, including additional advances under existing construction and loan commitments, as well as the timing of the investments made related to new loan originations and structured investments.

Real Estate Operations

During the year ended December 31, 2024, operating income from real estate operations was $0.5 million on revenues totaling $2.0 million, which was primarily attributable to mitigation credits sold during the period. There was no revenue or operating income from real estate operations during the year ended December 31, 2025, because the Company sold its portfolio of Subsurface Interests and all remaining mitigation credits during the year ended December 31, 2024.

General and Administrative Expenses

Total general and administrative expenses for the year ended December 31, 2025 is presented in the following summary and indicates the changes as compared to the year ended December 31, 2024 (in thousands):

	Year Ended
General and Administrative Expenses (in thousands)	December 31, 2025	December 31, 2024	$ Variance	% Variance
General and Administrative Expenses	$14,369	$12,632	$1,737	13.8%
Non-Cash Stock Compensation	4,158	3,637	521	14.3%
Total General and Administrative Expenses	$18,527	$16,269	$2,258	13.9%

The primary reason for the increase in total general and administrative expenses is the overall higher employee count, as a result of the increased operating activity from the increase in managed income property assets, as well as increases in compensation effective on January 1, 2025.

Gains on Disposition of Assets and Provision for Impairment

Gain on Disposition of Assets – 2025 Dispositions. During the year ended December 31, 2025, the Company sold four income properties for an aggregate sales price of $85.1 million and aggregate gains of sales of $21.0 million. The sales consisted of (i) three single-tenant Main Street properties in Daytona Beach, Florida for $7.1 million, generating gains totaling $1.2 million, and (ii) one shopping center located in Plano, Texas for $78.0 million, resulting in a gain on sale of $19.8 million.

Gain on Disposition of Assets – 2024 Dispositions. During the year ended December 31, 2024, the Company sold two income properties for an aggregate sales price of $38.0 million and aggregate gains on sales of $3.8 million. The sales consisted of (i) one mixed use income property in downtown Santa Fe, New Mexico for $20.0 million, resulting in a gain of $4.6 million, and (ii) one shopping center located in West Jordan, Utah for $18.0 million resulting in a loss on sale of $0.8 million. In addition, during the year ended December 31, 2024, the Company sold its remaining acres of Subsurface Interests for $5.0 million, or a gain on sale of $4.5 million. The sales of these two properties and the remaining acres of

Subsurface Interests resulted in aggregate gains on sales of $8.3 million, which consisted of aggregate gains on disposition of $9.1 million and aggregate losses on disposition of $0.8 million.

Provision for Impairment. There were no impairment charges on the Company’s income property portfolio during the years ended December 31, 2025 and 2024, respectively. The Company recorded impairment charges representing the provision for credit losses related to the increase in the principal outstanding on the Company's portfolio of commercial loans and investments of less than $0.1 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively.

Depreciation and Amortization

Depreciation and amortization totaled $60.0 million and $65.1 million during the years ended December 31, 2025 and 2024, respectively. Depreciation and amortization expense generally increases commensurate with overall growth of the Company’s income property portfolio. During the year ended December 31, 2024, the Company recorded an out-of-period adjustment totaling $10.1 million consisting of (i) $4.5 million associated with the acceleration of amortization for lease intangibles related to certain lease terminations that occurred prior to January 1, 2024 and (ii) $5.6 million associated with calculating amortization based on the remaining useful life of each lease on an individual basis as opposed to a property-level weighted average remaining useful lease life. Based on our quantitative and qualitative analyses, we do not consider the impact of the out-of-period adjustment to be material to our financial position or results of operations for the year ended December 31, 2024, or for any prior periods.

Investment and Other Income

During the year ended December 31, 2025, the closing stock price of PINE decreased by $0.07 per share, with a closing price of $16.72 as of December 31, 2025, resulting in a $0.1 million non-cash gain inclusive of the gains associated with the purchase of 109,081 shares of PINE common stock on the open market during the year for aggregate consideration of $1.6 million, at an average purchase price of $14.24 per share. During the year ended December 31, 2024, the Company recognized a $0.2 million unrealized, non-cash loss related to a decrease of $0.12 per share of PINE common stock, which is included in investment and other income on the consolidated statements of operations.

The Company earned dividend income from the investment in PINE of $2.8 million and $2.6 million during the years ended December 31, 2025 and 2024, respectively.

Interest Expense

Interest expense totaled $26.9 million and $22.5 million for the years ended December 31, 2025 and 2024, respectively. The increase of $4.4 million is primarily attributable to an aggregate increase in the Company’s term loan balances.

Net Income (Loss)

Net income (loss) attributable to the Company totaled $10.1 million and $(2.0) million during the years ended December 31, 2025 and 2024, respectively. The increase in net income is attributable to the factors described above.

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

Total revenue for the year ended December 31, 2024 increased to $124.5 million, compared to $109.1 million during the year ended December 31, 2023. The increase in total revenue is primarily attributable to increased revenue produced by the Company’s income property portfolio from the significant volume of acquisitions during the year ended December 31, 2024 versus that of properties disposed. Revenues further benefited from a $3.3 million increase in income from the Company’s commercial loans and investments. These increases were partially offset by a $2.0 million decrease in real estate operations which is primarily due to the completion of the sales of all remaining Subsurface Interests and mitigation credits during the year ended December 31, 2024.

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

Real Estate Operations

During the year ended December 31, 2024, operating income from real estate operations was $0.5 million on revenues totaling $2.0 million. During the year ended December 31, 2023, operating income from real estate operations was $2.3 million on revenues totaling $4.0 million. The operating income during the years ended December 31, 2024 and 2023 was the result of mitigation credit sales and sales of Subsurface Interests. The remaining Subsurface Interests were sold during the first half of 2024 and all remaining mitigation credits were sold as of December 31, 2024; therefore, the Company expects no further revenue or operating income from real estate operations.

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

The increase in total general and administrative expenses was generated primarily from overall higher employee count as a result of the significant growth in our portfolio of shopping center assets and an increase in executive incentive compensation related to growth in earnings.

Gains (Losses) on Disposition of Assets and Provision for Impairment

Gain on Disposition of Assets – 2024 Dispositions. During the year ended December 31, 2024, the Company sold two income properties for an aggregate sales price of $38.0 million and aggregate gains on sales of $3.8 million. The sales consisted of (i) one mixed use income property in downtown Santa Fe, New Mexico for $20.0 million, resulting in a gain of $4.6 million, and (ii) one shopping center located in West Jordan, Utah for $18.0 million resulting in a loss on sale of $0.8 million. In addition, during the year ended December 31, 2024, the Company sold its remaining acres of Subsurface Interests for $5.0 million, or a gain on sale of $4.5 million. The sales of these two properties and the remaining acres of Subsurface Interests resulted in aggregate gains on sales of $8.3 million, which consisted of aggregate gains on disposition of $9.1 million and aggregate losses on disposition of $0.8 million.

Gain on Disposition of Assets – 2023 Dispositions. During the year ended December 31, 2023, the Company sold nine income properties, including (i) an outparcel of the shopping center known as Eastern Commons, located in Henderson, Nevada, for $2.1 million, (ii) four outparcels of the shopping center known as Crossroads Towne Center, located in Chandler, Arizona, for an aggregate sale price of $11.5 million, (iii) a single tenant office property located in Reston, Virginia leased to General Dynamics for $18.5 million, (iv) a shopping center known as Westcliff, located in Fort Worth, Texas, for $14.8 million, (v) a shopping center known as Eastern Commons, located in Henderson, Nevada, for $18.2 million, (vi) a single tenant office property known as Sabal Pavilion located in Tampa, Florida for $22.0 million. The sales of these nine properties reflect a total disposition volume of $87.1 million and resulted in aggregate gains on sales of $6.6 million, which consisted of aggregate gains on disposition of $8.2 million, aggregate losses on disposition of $0.7 million, and an impairment charge prior to sale of $0.9 million.

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

The Company recorded a $0.7 million and $0.6 million impairment charge representing the provision for credit losses related to our commercial loans and investments during the years ended December 31, 2024 and 2023, respectively.

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

Interest Expense

Interest expense totaled $22.5 million and $22.4 million for the years ended December 31, 2024 and 2023, respectively. While interest expense was relatively flat, there was an increase of $2.2 million in interest expense on our term loans, primarily due to the 2029 Term Loan entered into on September 30, 2024, with a corresponding $2.2 million decrease in interest expense on our Credit Facility.

Net Income

Net income (loss) attributable to the Company totaled $(2.0) million and $5.5 million during the years ended December 31, 2024 and 2023, respectively. The decrease in net income is attributable to the factors described above and most notably due to the increase in non-cash depreciation and amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled $41.1 million at December 31, 2025, including restricted cash of $34.7 million, see Note 2 “Summary of Significant Accounting Policies” under the heading Restricted Cash in the notes to the consolidated financial statements in Item 8 for the Company’s disclosure related to its restricted cash balance at December 31, 2025.

Our total cash balance at December 31, 2025 reflected cash flows provided by operating activities totaling $64.6 million during the year ended December 31, 2025, compared to cash flows provided by operating activities totaling $59.9 million for the year ended December 31, 2024, an increase of $4.7 million. The increase in operating cash flows is primarily attributable to higher operating income from the Company’s income property portfolio, as a result of overall growth and lease-up activities, and increased income from its commercial loans and investments, partially offset by increases in interest expense and general and administrative expenses.

Our cash flows used in investing activities totaled $71.5 million and $232.7 million for the years ended December 31, 2025 and 2024, respectively, representing a decrease of $161.2 million. The decrease is primarily attributable to (i) a net decrease in cash outflows of $126.5 million related to property transactions, reflecting lower acquisition activity offset by increased proceeds from dispositions, and (ii) $44.5 million of lower net funding of the Company’s commercial loans and investments portfolio, reflecting increased principal repayments received on such investments.

Our cash flows provided by financing activities totaled $30.7 million and $172.3 million for the years ended December 31, 2025 and 2024, respectively, representing a decrease of $141.6 million. The decrease is primarily attributable to $165.0 million of lower proceeds from common and preferred stock issuances under the Company’s ATM programs and a $33.0 million reduction in proceeds from preferred equity issuances. Cash flows were further reduced by a $14.1 million premium paid in connection with the settlement of the 2025 Notes, an $8.7 million increase in common stock repurchase activity, and a $9.5 million increase, compared to the prior year, in aggregate common and preferred dividends paid during the year ended December 31, 2025. These decreases were partially offset by a net increase of $88.7 million in long-term debt during the year ended December 31, 2025.

See Note 16, “Long-Term Debt” in the notes to the consolidated financial statements in Item 8 for the Company’s disclosure related to its long-term debt balance at December 31, 2025.

Acquisitions and Investments. During the year ended December 31, 2025, the Company acquired two shopping centers for an aggregate purchase price of $144.9 million, or a total acquisition cost of $145.1 million, as further described in Note 3, “Income Properties” in the notes to the consolidated financial statements in Item 8.

We expect to fund future acquisitions utilizing cash on hand, cash from operations, proceeds from the dispositions of income properties through Section 1031 like-kind exchanges, and borrowings on our Credit Facility, if available and additional financing sources. We expect dispositions of income properties will qualify under the like-kind exchange deferred-tax structure.

Dispositions. During the year ended December 31, 2025, the Company sold four properties for an aggregate sales price of $85.1 million. The sales of the properties generated aggregate gains of $21.0 million.

Contractual Obligations. The Company has committed to fund the following capital improvements. The improvements, which are related to several properties, are estimated to be generally completed within twelve months. These commitments, as of December 31, 2025, are as follows (in thousands):

As of December 31, 2025
Total Commitment (1)	$23,105
Less Amount Funded	(2,612)
Remaining Commitment	$20,493

(1)     Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

The Company has unfunded loan commitments under two construction loans as described in Note 4, “Commercial Loans and Investments.” The unfunded portion of these construction loans totaled $51.6 million as of December 31, 2025. The Company is also contractually obligated under its various long-term debt and operating lease agreements. The company is obligated to repay an aggregate principal amount of $17.8 million within one year on August 1, 2026. Additionally, the Company has remaining obligations under these agreements totaling $601.0 million, which are due beyond one year.

As of December 31, 2025, we have no other contractual requirements to make capital expenditures.

Other Matters. We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations, $216.5 million of availability remaining under our $250.0 million “at-the-market” equity offering program, and $149.0 million of undrawn commitments available on the existing $300.0 million Credit Facility as of December 31, 2025.

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

On December 12, 2023, the Company’s Board of Directors approved a common stock repurchase program (the “December 2023 $5.0 Million Common Stock Repurchase Program”). Pursuant to the December 2023 $5.0 Million Common Stock Repurchase Program, the Company was authorized to repurchase shares of its common stock for a total purchase price of up to $5.0 million. During the year ended December 31, 2024, the Company repurchased 40,726 shares of its common stock on the open market for a total cost of $0.7 million, or an average price per share of $16.28 pursuant to the December 2023 $5.0 Million Common Stock Repurchase Program. During the year ended December 31, 2025, the Company repurchased 266,161 shares of its common stock on the open market for a total cost of $4.3 million, or an average price per share of $16.29 pursuant to the December 2023 $5.0 Million Common Stock Repurchase Program. Accordingly, as of the date that the Company’s Board of Directors established the September 2025 $10.0 Million Common Stock Repurchase Program (hereinafter defined), no shares of the Company’s common stock remained available for repurchase under the December 2023 $5.0 Million Common Stock Repurchase Program.

On September 24, 2025, the Company’s Board of Directors approved a common stock repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase shares (the “September 2025 $10.0 Million Common Stock Repurchase Program”). Pursuant to the September 2025 $10.0 Million Common Stock Repurchase Program, the Company may repurchase shares of its common stock for a total purchase price of up to $10.0 million. Shares may be purchased under the September 2025 $10.0 Million Common Stock Repurchase Program in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The September 2025 $10.0 Million Common Stock Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended. During the year ended December 31, 2025, the Company repurchased 307,563 shares of its common stock on the open market for a total cost of $5.0 million, or an average price per share of $16.26 under the September 2025 $10 Million Common Stock Repurchase Program. As of December 31, 2025, $5.0 million remained available for repurchases under the September 2025 $10 Million Common Stock Repurchase Program.

In the aggregate, under the December 2023 $5.0 Million Common Stock Repurchase Program and September 2025 $10.0 Million Common Stock Repurchase Program, the Company repurchased 573,724 shares of its common stock on the open market for a total cost of $9.3 million, or an average price per share of $16.27 during the year ended December 31, 2025.

SERIES A PREFERRED STOCK REPURCHASE PROGRAM

On February 16, 2023, the Board approved a Series A Preferred Stock repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase shares (the “Series A Preferred Stock Repurchase Program”). Pursuant to the Series A Preferred Stock Repurchase Program, the Company may repurchase shares of its Series A Preferred Stock for a total purchase price of up to $3.0 million. Shares may be purchased under the Series A Preferred Stock Repurchase Program in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. The Series A Preferred Stock Repurchase Program does not obligate the Company to acquire any particular amount of shares of its Series A Preferred Stock and may be modified or suspended. During the year ended December 31, 2023, the Company repurchased 21,192 shares of Series A Preferred Stock on the open market for a total cost of $0.4 million, or an average price per share of $18.45. The Company did not purchase any shares of its Series A Preferred Stock under the Series A Preferred Stock Repurchase Program during the years ended December 31, 2025 and 2024.

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

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease.  As required by U.S. GAAP, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The assumptions underlying the allocation of relative fair values are based on market information including, but not limited to: (i) the estimate of replacement cost of improvements under the cost approach, (ii) the estimate of land values based on comparable sales under the sales comparison approach, and (iii) the estimate of future benefits determined by either a reasonable rate of return over a single year’s net cash flow, or a forecast of net cash flows projected over a reasonable investment horizon under the income capitalization approach. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled two shopping centers for an aggregate purchase price of $144.9 million, or a total acquisition cost of $145.1 million, for the year ended December 31, 2025, and five shopping centers, one building within an existing shopping center owned by the Company, and one vacant land parcel within an existing shopping center owned by the Company for an aggregate purchase price of $226.8 million, or a total acquisition cost of $224.4 million, for the year ended December 31, 2024.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our Credit Facility, as this facility carries a variable rate of interest. Our borrowings on our $300.0 million Credit Facility bear interest at a rate ranging from SOFR plus 0.10% plus 125 basis points to SOFR plus 0.10% plus 220 basis points based on our level of borrowing as a percentage of our total asset value. As of December 31, 2025 and 2024, the outstanding balance on our Credit Facility totaled $151.0 million and $87.0 million, of which $86.0 million and $37.0 million, respectively, were not fixed by virtue of an interest rate swap agreement. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by $0.9 million and $0.4 million as of December 31, 2025 and

2024, respectively. The Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to certain of its debt borrowings, see Note 17, “Interest Rate Swaps” in the notes to the consolidated financial statements in Item 8. By virtue of fixing the variable rate on certain debt borrowings, our exposure to changes in interest rates is minimal but for the impact on other comprehensive income and loss. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In conducting this assessment, it used the criteria set forth by COSO in the 2013 Framework. Based on management’s assessment and those criteria, management believes that the Company has maintained effective internal control over financial reporting as of December 31, 2025. The audit report, of Grant Thornton LLP, the Company’s independent registered public accounting firm, on the effectiveness of our internal control over financial reporting as of December 31, 2025, is included in this Annual Report on Form 10-K and is incorporated herein as Item 15.

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

ITEM 9C.            DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be set forth herein will be included in the Company’s definitive proxy statement for its 2026 annual stockholders’ meeting to be filed with the SEC within 120 days after the end of the registrant’s fiscal year ended December 31, 2025 (the “Proxy Statement”), which sections are incorporated herein by reference.

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

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2025

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

(4.3)	Description of the Registrant’s Securities, filed as Exhibit 4.6 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference.

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

*(10.9)	Form of February 17, 2023 Performance Share Award Agreement, filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed April 27, 2023, and incorporated herein by reference.

*(10.10)

Omnibus Amendment to Performance Share Award Agreements, dated as of July 1, 2022, filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on July 1, 2022, and incorporated herein by reference.

*(10.11)

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

(10.20)

Eighth Amendment to Second Amended and Restated Credit Agreement and Joinder Dated September 20, 2022 filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 23, 2022, and incorporated herein by reference.

(10.21)

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

*(10.24)

Form of February 14, 2024 Performance Share Award Agreement, filed as Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, and incorporated herein by reference.

(10.25)

Ninth Amendment to Second Amended and Restated Credit Agreement, Release and Joinder Dated December 20, 2023, filed as Exhibit 10.29 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, and incorporated herein by reference.

*(10.26)

Employment Agreement between CTO Realty Growth, Inc. and Philip R. Mays entered into May 29, 2024, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 31, 2024, and incorporated herein by reference.

(10.27)

Amendment No. 1 to Management Agreement among Alpine Income Property Trust, Inc., Alpine Income Property OP, LP and Alpine Income Property Manager, LLC, dated July 18, 2024, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 19, 2024, and incorporated herein by reference.

(10.28)

Credit Agreement between CTO Realty Growth, Inc., the Borrower, the Guarantors party thereto, the Lenders party thereto and KeyBank National Association, as Administrative Agent, dated September 30, 2024, filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed October 24, 2024, and incorporated herein by reference.

*(10.29)

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

*(10.33)

Employment Agreement between CTO Realty Growth, Inc. and Steven R. Greathouse entered into February 26, 2016, filed as Exhibit 10.34 to the registrant’s Annual Report on Form 10-K filed February 20, 2025, and incorporated herein by reference.

*(10.34)

First Amendment to Employment Agreement between CTO Realty Growth, Inc. and Steven R. Greathouse entered into August 4, 2017, filed as Exhibit 10.35 to the registrant’s Annual Report on Form 10-K filed February 20, 2025, and incorporated herein by reference.

*(10.35)

First Amendment to Employment Agreement between CTO Realty Growth, Inc. and Daniel E. Smith entered into February 26, 2016, filed as Exhibit 10.36 to the registrant’s Annual Report on Form 10-K filed February 20, 2025, and incorporated herein by reference.

*(10.36)

Second Amendment to Employment Agreement between CTO Realty Growth, Inc. and Daniel E. Smith entered into August 4, 2017, filed as Exhibit 10.37 to the registrant’s Annual Report on Form 10-K filed February 20, 2025, and incorporated herein by reference.

(10.37)

First Amendment to Credit Agreement between CTO Realty Growth, Inc., the Borrower, the Guarantors party thereto, the Lenders party thereto and Key Bank National Association, as Administrative Agent, dated December 20, 2024, filed as Exhibit 10.38 to the registrant’s Annual Report on Form 10-K filed February 20, 2025, and incorporated herein by reference.

(10.38)

Tenth Amendment to Second Amended and Restated Credit Agreement, Release and Joinder Dated December 20, 2024, filed as Exhibit 10.39 to the registrant’s Annual Report on Form 10-K filed February 20, 2025, and incorporated herein by reference.

*(10.39)

Form of February 12, 2025 Non-Employee Director Stock Award Agreement, filed as Exhibit 10.40 to the registrant’s Annual Report on Form 10-K filed February 20, 2025, and incorporated herein by reference.

*(10.40)	Form of February 12, 2025 Performance Share Award Agreement, filed as Exhibit 10.41 to the registrant’s Annual Report on Form 10-K filed February 20, 2025, and incorporated herein by reference.

(10.41)

Second Amendment to Credit Agreement among CTO Realty Growth, Inc., the Guarantors party thereto, the Lenders party thereto and KeyBank National Association, as Administrative Agent, dated September 25, 2025, filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed October 28, 2025, and incorporated herein by reference.

(10.42)	Waiver Letter, dated November 5, 2025, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 10, 2025, and incorporated herein by reference.

(10.43)	Waiver Letter, dated December 5, 2025 (filed herewith).

(10.44)	Form of February 11, 2026, 2026 Non-Employee Director Stock Award Agreement (filed herewith).

(10.45)	Form of February 11, 2026, 2026 Performance Share Award Agreement (filed herewith).

(19.1)	Insider Trading Policy (filed herewith).

(21.1)	Subsidiaries of the Registrant (filed herewith).

(23.1)	Consent of Independent Registered Public Accounting Firm (filed herewith).

(31.1)	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

(31.2)	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

**(32.1)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**(32.2)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*(97.1)

Policy Relating to Recovery of Erroneously Awarded Compensation filed as Exhibit 97.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, and incorporated herein by reference.

(101)	Inline XBRL Document Set for the consolidated financial statements and accompanying notes beginning on page F-1 of this Annual Report on Form 10-K (filed herewith).

(104)	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set (filed herewith).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

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

CTO REALTY GROWTH, INC. (Registrant)

Date: February 19, 2026	By:	/S/ JOHN P. ALBRIGHT
John P. Albright
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 19, 2026	President and Chief Executive Officer (Principal Executive Officer), and Director	/S/ JOHN P. ALBRIGHT
John P. Albright
February 19, 2026	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	/S/ PHILIP R. MAYS
Philip R. Mays
February 19, 2026	Senior Vice President and Chief Accounting Officer	/S/ LISA M. VORAKOUN
	(Principal Accounting Officer)	Lisa M. Vorakoun

February 19, 2026	Chairman of the Board, Director	/S/ LAURA M. FRANKLIN
Laura M. Franklin
February 19, 2026	Director	/S/ GEORGE R. BROKAW
George R. Brokaw
February 19, 2026	Director	/S/ CHRISTOPHER J. DREW
Christopher J. Drew
February 19, 2026	Director	/S/ R. BLAKESLEE GABLE
R. Blakeslee Gable
February 19, 2026	Director	/S/ CHRISTOPHER W. HAGA
Christopher W. Haga

CTO REALTY GROWTH, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CTO Realty Growth, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CTO Realty Growth, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 19, 2026 expressed an unqualified opinion.

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

Fair value of real estate acquired with in-place leases

As described further in Note 3 to the consolidated financial statements, the Company acquired two shopping centers for an aggregate purchase price of $144.9 million or a total acquisition cost of $145.1 million.   As described further in Note 2 to the consolidated financial statements, the acquisition cost of real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of the acquired properties, above-market and below-market in-place lease values are recorded as other assets and liabilities based on the present value. We identified the evaluation of the fair value of real estate acquired with in-place leases as a critical audit matter.

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

Charlotte, North Carolina

February 19, 2026

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CTO Realty Growth, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of CTO Realty Growth Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 19, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Charlotte, North Carolina

February 19, 2026

CTO REALTY GROWTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2025	2024
ASSETS
Real Estate:
Land, at Cost	$289,012	$257,748
Building and Improvements, at Cost	766,371	720,480
Other Furnishings and Equipment, at Cost	923	883
Construction in Process, at Cost	4,091	5,091
Total Real Estate, at Cost	1,060,397	984,202
Less, Accumulated Depreciation	(107,268)	(82,864)
Real Estate—Net	953,129	901,338
Land and Development Costs	300	300
Intangible Lease Assets—Net	84,710	79,198
Investment in Alpine Income Property Trust, Inc.	41,324	39,666
Commercial Loans and Investments	104,804	105,043
Cash and Cash Equivalents	6,467	9,017
Restricted Cash	34,652	8,344
Refundable Income Taxes	-	70
Deferred Income Taxes—Net	2,309	2,467
Other Assets—See Note 12	36,207	36,201
Total Assets	$1,263,902	$1,181,644
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$1,709	$3,278
Accrued and Other Liabilities—See Note 18	28,185	21,268
Deferred Revenue—See Note 19	18,802	10,183
Intangible Lease Liabilities—Net	31,486	15,124
Income Taxes Payable	29	—
Long-Term Debt—Net	616,345	518,993
Total Liabilities	696,556	568,846
Commitments and Contingencies—See Note 22
Stockholders’ Equity:
Preferred Stock – 100,000,000 shares authorized; $0.01 par value, 6.375% Series A Cumulative Redeemable Preferred Stock, $25.00 Per Share Liquidation Preference, 4,713,069 shares issued and outstanding at December 31, 2025 and 2024	47	47
Common Stock – 500,000,000 shares authorized; $0.01 par value, 32,372,291 shares issued and outstanding at December 31, 2025 and 31,673,479 shares issued and outstanding at December 31, 2024	324	317
Additional Paid-In Capital	382,494	367,828
Retained Earnings	184,886	232,089
Accumulated Other Comprehensive Income (Loss)	(405)	12,517
Total Stockholders’ Equity	567,346	612,798
Total Liabilities and Stockholders’ Equity	$1,263,902	$1,181,644

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Revenues
Income Properties	$132,156	$110,591	$96,663
Management Fee Income	4,849	4,590	4,388
Interest Income From Commercial Loans and Investments	12,540	7,357	4,084
Real Estate Operations	—	1,981	3,984
Total Revenues	149,545	124,519	109,119
Direct Cost of Revenues
Income Properties	(37,923)	(31,785)	(28,455)
Real Estate Operations	—	(1,437)	(1,723)
Total Direct Cost of Revenues	(37,923)	(33,222)	(30,178)
General and Administrative Expenses	(18,527)	(16,269)	(14,249)
Provision for Impairment	(68)	(676)	(1,556)
Depreciation and Amortization	(60,015)	(65,049)	(44,173)
Total Operating Expenses	(116,533)	(115,216)	(90,156)
Gain on Disposition of Assets	21,452	8,308	7,543
Loss on Extinguishment of Debt	(20,449)	—	—
Other Gain	1,003	8,308	7,543
Total Operating Income	34,015	17,611	26,506
Investment and Other Income	3,451	2,606	1,987
Interest Expense	(26,928)	(22,521)	(22,359)
Income (Loss) Before Income Tax Benefit (Expense)	10,538	(2,304)	6,134
Income Tax Benefit (Expense)	(446)	339	(604)
Net Income (Loss) Attributable to the Company	10,092	(1,965)	5,530
Distributions to Preferred Stockholders	(7,512)	(6,814)	(4,772)
Net Income (Loss) Attributable to Common Stockholders	$2,580	$(8,779)	$758

Per Share Information—See Note 13:
Basic and Diluted Net Income (Loss) Attributable to Common Stockholders	$0.08	$(0.35)	$0.03

Weighted Average Number of Common Shares
Basic	32,267,365	25,361,379	22,529,703
Diluted	32,292,812	25,401,176	22,529,703

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net Income (Loss) Attributable to the Company	$10,092	$(1,965)	$5,530
Other Comprehensive Income (Loss):
Cash Flow Hedging Derivative - Interest Rate Swaps	(12,922)	5,626	(8,870)
Total Other Comprehensive Income (Loss)	(12,922)	5,626	(8,870)
Total Comprehensive Income (Loss)	$(2,830)	$3,661	$(3,340)

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance January 1, 2023	$30	229	172,471	316,279	15,761	504,770
Net Income Attributable to the Company	—	—	—	5,530	—	5,530
Stock Repurchase	—	(4)	(6,435)	—	—	(6,439)
Vested Restricted Stock and Performance Shares	—	1	(1,029)	—	—	(1,028)
Stock Issuance to Directors	—	—	375	—	—	375
Payment of Equity Issuance Costs	—	—	(175)	—	—	(175)
Stock-Based Compensation Expense	—	—	3,228	—	—	3,228
Preferred Stock Dividends Declared for the Period	—	—	—	(4,772)	—	(4,772)
Common Stock Dividends Declared for the Period	—	—	—	(35,093)	—	(35,093)
Other Comprehensive Loss	—	—	—	—	(8,870)	(8,870)
Balance December 31, 2023	30	226	168,435	281,944	6,891	457,526
Net Loss Attributable to the Company	—	—	—	(1,965)	—	(1,965)
Stock Repurchase	—	—	(664)	—	—	(664)
Vested Restricted Stock and Performance Shares	—	1	(1,275)	—	—	(1,274)
Stock Issuance to Directors	—	—	647	—	—	647
Issuance of Preferred Stock, Net of Underwriting Discount and Expenses	17	—	32,979	—	—	32,996
Stock Issuance, Net of Equity Issuance Costs	—	90	164,738	—	—	164,828
Stock-Based Compensation Expense	—	—	2,968	—	—	2,968
Preferred Stock Dividends Declared for the Period	—	—	—	(6,814)	—	(6,814)
Common Stock Dividends Declared for the Period	—	—	—	(41,076)	—	(41,076)
Other Comprehensive Income	—	—	—	—	5,626	5,626
Balance December 31, 2024	47	317	367,828	232,089	12,517	612,798
Net Income Attributable to the Company	—	—	—	10,092	—	10,092
Stock Repurchase	—	(6)	(9,349)	—	—	(9,355)
Vested Restricted Stock and Performance Shares	—	1	(1,035)	—	—	(1,034)
Stock Issuance to Directors	—	1	647	—	—	648
Payment of Equity Issuance Costs	—	—	(124)	—	—	(124)
Stock Issuance, Settlement of 2025 Notes	—	11	21,037	—	—	21,048
Stock-Based Compensation Expense	—	—	3,490	—	—	3,490
Preferred Stock Dividends Declared for the Period	—	—	—	(7,512)	—	(7,512)
Common Stock Dividends Declared for the Period	—	—	—	(49,783)	—	(49,783)
Other Comprehensive Loss	—	—	—	—	(12,922)	(12,922)
Balance December 31, 2025	$47	$324	$382,494	$184,886	$(405)	$567,346

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash Flow from Operating Activities:
Net Income (Loss) Attributable to the Company	$10,092	$(1,965)	$5,530
Adjustments to Reconcile Net Income (Loss) Attributable to the Company to Net Cash Provided by Operating Activities:
Depreciation and Amortization	60,015	65,049	44,173
Amortization of Intangible Assets and Liabilities to Income Property Revenue	(1,006)	(254)	2,303
Amortization of Deferred Financing Costs to Interest Expense	1,280	1,047	970
Amortization of Discount on Convertible Debt	45	159	159
Gain on Disposition of Real Estate and Intangible Lease Assets and Liabilities	(21,452)	(3,763)	(7,543)
Gain on Disposition of Subsurface Interests	—	(4,545)	—
Loss on Extinguishment of Debt	20,449	—
Provision for Impairment	68	676	1,556
Accretion of Commercial Loans and Investments Origination Fees	(733)	(276)	(137)
Non-Cash Imputed Interest	(19)	(29)	(29)
Deferred Income Taxes	158	(458)	521
Unrealized Loss (Gain) on Investment Securities	(39)	1,081	3,902
Extinguishment of Contingent Obligation	—	—	(2,815)
Non-Cash Compensation	4,158	3,637	3,673
Decrease (Increase) in Assets:
Refundable Income Taxes	70	176	202
Land and Development Costs	—	2	(46)
Mitigation Credits and Mitigation Credit Rights	—	1,044	1,537
Other Assets	(7,652)	(4,047)	(4,617)
Increase (Decrease) in Liabilities:
Accounts Payable	(1,571)	522	214
Accrued and Other Liabilities	1,438	4,032	(2,597)
Deferred Revenue	(730)	(2,221)	(642)
Income Taxes Payable	29	—	—
Net Cash Provided By Operating Activities	64,600	59,867	46,314
Cash Flow from Investing Activities:
Acquisition of Real Estate and Intangible Lease Assets and Liabilities	(145,062)	(224,406)	(80,279)
Investments in and Improvements to Real Estate	(15,165)	(17,492)	(22,670)
Acquisition of Commercial Loans and Investments	(14,339)	(63,930)	(32,869)
Proceeds from Disposition of Property, Plant, and Equipment, Net	84,275	37,157	84,336
Proceeds from Disposition of Subsurface Interests	—	4,974	—
Principal Payments Received on Commercial Loans and Investments	15,242	20,335	986
Cash Received for Commercial Loan Reserves	10,101	9,483	107
Acquisition of Investment Securities	(9,026)	(447)	(3,239)
Proceeds from the Sale of Investment Securities	2,472	1,655	1,174
Net Cash Used In Investing Activities	(71,502)	(232,671)	(52,454)
Cash Flow From Financing Activities:
Proceeds from Long-Term Debt	405,000	366,000	148,850
Payments on Long-Term Debt	(292,272)	(342,000)	(99,600)
Cash Paid for Loan Fees	(1,535)	(1,093)	(180)
Cash Proceeds from Common Stock Issuance	648	647	375
Proceeds from Issuance of Preferred Stock, Net of Underwriting Discount and Expenses	—	32,996	—
Cash Used to Purchase Common Stock	(9,355)	(664)	(6,439)
Cash Paid for Vesting of Restricted Stock	(1,034)	(1,274)	(1,028)
Proceeds from (Cash Paid for) Issuance of Common and Preferred Stock, Net	(124)	164,828	(175)
Cash Paid for Premium Related to Settlement of 2025 Notes	(14,110)	—	—
Dividends Paid - Preferred Stock	(7,512)	(6,814)	(4,772)
Dividends Paid - Common Stock	(49,046)	(40,280)	(34,266)
Net Cash Provided By Financing Activities	30,660	172,346	2,765
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	23,758	(458)	(3,375)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	17,361	17,819	21,194
Cash, Cash Equivalents and Restricted Cash, End of Period	$41,119	$17,361	$17,819

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$6,467	$9,017	$10,214
Restricted Cash	34,652	8,344	7,605
Total Cash	$41,119	$17,361	$17,819

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Taxes, Net of Refunds Received	$166	$(57)	$(118)
Cash Paid for Interest (1)	$26,303	$21,206	$21,636

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Gain (Loss) on Cash Flow Hedges	$(12,922)	$5,626	$(8,870)
Common Stock Dividends Declared and Unpaid	$737	$796	$827
Principal Related to Settlement of 2025 Notes, Paid in Common Stock	$14,762	$—	$—
Premium Related to Settlement of 2025 Notes, Paid in Common Stock	$6,286	$—	$—
(1)	Includes $0.3 million of capitalized interest during the years ended December 31, 2025, 2024 and 2023, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024, and 2023

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

As of December 31, 2025, we own and manage, sometimes utilizing third-party property management companies, 21 commercial real estate properties in seven states in the United States, comprising 5.5 million square feet of gross leasable space. In addition to our income property portfolio, as of December 31, 2025, our business included the following:

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

Real Estate Operations: There were no significant real estate operations transactions during the year ended December 31, 2025. During the year ended December 31, 2024, the Company sold its remaining mitigation credits, which were produced by the Company’s formerly owned mitigation bank, and sold its portfolio of subsurface mineral interests associated with approximately 352,000 surface acres in 19 counties in the State of Florida (“Subsurface Interests”), as further described in Note 6, “Real Estate Operations”. As part of the Subsurface Interests sale, the Company entered into a management agreement with the buyer to provide ongoing management services (the “Subsurface Management Agreement”).

Investment in PINE: Our business also includes our investment in PINE. As of December 31, 2025, the fair value of our investment totaled $41.3 million, or 15.4% of PINE’s outstanding common equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other entities in which we have a controlling interest. Any real estate entities or properties included in the consolidated financial statements have been consolidated only for the periods that such entities or properties were owned or under control by us. All inter-company balances and transactions have been eliminated in the consolidated financial statements. As of December 31, 2025, the Company has an equity investment in PINE.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Income Taxes. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”) ASU 2023-09 requires annual disclosure of specific categories in the rate reconciliation and the provision of additional information for reconciling items that meet a quantitative threshold within the rate reconciliation. In addition, ASU 2023-09 requires annual disclosure of income taxes paid disaggregated by federal, state and foreign jurisdictions as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis, however early adoption and retrospective application is permitted. The Company determined that the adoption of ASU 2023-09 did not have a material impact on the consolidated financial statements of the Company.

Interim Reporting. In December 2025, the FASB issued ASU 2025-11 to provide clarity and enhance the navigability of interim reporting disclosures in accordance with FASB ASC 270, Interim Reporting. The update focuses on improving the guidance for disclosure requirements for interim reporting periods by (i) listing interim disclosures required under ASC 270 as well as all other ASC topics and (ii) requiring disclosure of events or transactions since the prior annual reporting period that are expected to have a material impact on the reporting entity. The update is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027.

Financial Instruments-Credit Losses. In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 allows for a practical expedient as it relates to assuming that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, on a prospective basis, however early adoption is permitted. Although the Company is still evaluating the impact of ASU 2025-05, the Company does not expect the implementation of the practical expedient to have a significant impact on our CECL reserve.

RECLASSIFICATIONS

Beginning on January 1, 2025 the Company classifies cash received for commercial loan reserves as a separate line item within net cash provided by investing activities on the accompanying consolidated statements of cash flows. Accordingly, $9.5 million and $0.1 million of cash received for commercial loan reserves were reclassified from net cash provided by operating activities to net cash provided by investing activities on the accompanying consolidated statements of cash flows, for the years ended December 31, 2024 and 2023, to conform to the current presentation.

These reclassifications did not impact the Company's consolidated balance sheets, consolidated statements of operations, or total net cash flows.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of December 31, 2025 and 2024 include certain amounts over the Federal Deposit Insurance Corporation limits.

RESTRICTED CASH

Restricted cash totaled $34.7 million at December 31, 2025, consisting of (i) $11.6 million held in escrow to be reinvested through a like-kind exchange structure, (ii) $22.1 million held in one escrow account and four reserve accounts related to the Company’s commercial loans and investments, including amounts held for a principal paydown in transit, interest, real estate taxes and/or construction costs, and (iii) $1.0 million held in escrow to fund certain construction commitments.

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

The cost of Investment Securities sold, if any, is based on the specific identification method. Interest and dividends on Investment Securities are included in investment and other income in the consolidated statements of operations.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at December 31, 2025 and 2024, approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s Credit Facility (hereinafter defined) as of December 31, 2025 and 2024, approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s fixed rate commercial loans and investments, the 2026 Term Loan (hereinafter defined), the 2027 Term Loan (hereinafter defined), the 2028 Term Loan (hereinafter defined), the 2029 Term Loan (hereinafter defined), the 2030 Term Loan (hereinafter defined), mortgage note, and convertible debt held as of December 31, 2025 and 2024 are measured at fair value based on current market rates for financial instruments with similar risks and maturities (see Note 9, “Fair Value of Financial Instruments”).

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

ACCOUNTS RECEIVABLE

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of accrued tenant reimbursable expenses and other tenant receivables. Receivables related to income property tenants totaled $3.9 million and $3.7 million as of December 31, 2025 and 2024, respectively. The $0.2 million increase is primarily attributable to a increase in estimated accrued receivables for variable lease payments including common area maintenance, insurance, real estate taxes and other operating expenses.

The Company continually assesses the collectability of receivables related to our income property tenants and real estate operations. In evaluating collectability, we consider the tenant's payment history, the financial condition of the tenant, current macroeconomic trends, and other factors as deemed necessary. The collectability of the aforementioned receivables shall be adjusted through an allowance for doubtful accounts which is included in income property revenue on the consolidated statements of operations. As of December 31, 2025 and 2024, the Company’s allowance for doubtful accounts totaled $2.6 million and $1.9 million, respectively, which is included within other assets on the Company’s consolidated balance sheets.

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

Depreciation expense related to property, plant and equipment, exclusive of amortization related to intangible assets, was $35.2 million, $33.5 million, and $25.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. For each of the years ended December 31, 2025, 2024, and 2023, the Company capitalized $0.3 million of interest.

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

INCOME TAXES

The Company elected to be taxed as a REIT for U.S. federal income tax purposes under the Code commencing with its taxable year ended December 31, 2020. The Company believes that, commencing with such taxable year, it has been organized and has operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws. The Company intends to continue to operate in such a manner. As a REIT, the Company will be subject to U.S. federal and state income taxation at corporate rates on its net taxable income; the Company, however, may claim a deduction for the amount of dividends paid to its stockholders. Amounts distributed as dividends by the Company will be subject to taxation at the stockholder level only. While the Company must distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to qualify as a REIT, the Company intends to distribute all of its net taxable income. The Company is allowed certain other non-cash deductions or adjustments, such as depreciation expense, when computing its REIT taxable income and distribution requirement. These deductions permit the Company to reduce its dividend payout requirement under U.S. federal income tax laws. Certain states may impose minimum franchise taxes. To comply with certain REIT requirements, the Company holds certain of its non-REIT assets and operations through taxable REIT subsidiaries (“TRSs”) and subsidiaries of TRSs, which are subject to applicable U.S. federal, state and local corporate income tax on their taxable income. For the taxable year ended December 31, 2023, the Company held a total of two TRSs, each subject to taxation and the separate filing of its corporate income tax returns. Effective on January 1, 2024 and through December 31, 2025, the Company owns one TRS, which is subject to federal and applicable state income taxation. The TRS is required to file a separate corporate income tax return.

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

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.

The Company also has certain concentrations that make up more than 10% of our income property portfolio, as described below:

●	Square Footage Concentrations. As of December 31, 2025, a total of 30%, 25%, 18% and 12% of the Company’s income property portfolio, based on square footage, were located in the states of Georgia, Florida, North Carolina, and Texas, respectively. As of December 31, 2024, a total of 23%, 22%, 19%, and 19% of the Company’s income property portfolio, based on square footage, were located in the states of Georgia, North Carolina, Texas, and Florida, respectively.
●	Tenant Concentrations. We did not have any tenants that accounted for more than 10% of total revenues during the years ended December 31, 2025, 2024, or 2023.
●	Base Rent Concentrations. A total of 36%, 25%, and 15% of our base rent revenue during the year ended December 31, 2025 was generated from tenants located in Georgia, Florida, and North Carolina, respectively.

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

The components of leasing revenue are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Leasing Revenue
Lease Payments	$101,512	$83,302	$74,721
Variable Lease Payments	30,644	27,289	21,942
Total Leasing Revenue	$132,156	$110,591	$96,663

Minimum future base rental revenue on non-cancelable leases subsequent to December 31, 2025, for the next five years ended December 31 are summarized as follows (in thousands). Certain of our tenant leases include tenant renewal options which could be exercised at the tenant’s election and are not included in the amounts in the table below.

Year Ending December 31,	Amounts
2026	$101,437
2027	89,996
2028	76,329
2029	62,000
2030	52,259
2031 and Thereafter (Cumulative)	143,923
Total	$525,944

2025 Acquisitions. During the year ended December 31, 2025, the Company two shopping centers for an aggregate purchase price of $144.9 million or a total acquisition cost of $145.1 million, as follows:

●	Ashley Park, a lifestyle center located in Newnan, GA, for a purchase price of $79.8 million, or a total acquisition cost of $80.0 million, including capitalized acquisition costs. Ashley Park comprises approximately 559,000 square feet, was 92% occupied at acquisition, and had a weighted average remaining lease term of 4.1 years at acquisition.
●	Pompano Citi Centre, an open-air retail center located in Pompano Beach, FL, for a purchase price of $65.1 million, less certain purchase credits, for a total acquisition cost of $65.1 million, including capitalized acquisition costs. Pompano Citi Center comprises approximately 509,000 square feet, was 92% occupied at acquisition, and had a weighted average remaining lease term of 6.5 years at acquisition.

Of the aggregate $145.1 million acquisition cost, $56.9 million was allocated to land, $73.3 million was allocated to buildings and improvements, $36.6 million was allocated to intangible assets pertaining to the in-place lease value, leasing costs, and above market lease value and $21.7 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 4.6 years at acquisition.

2025 Dispositions. During the year ended December 31, 2025, the Company sold four income properties for an aggregate sales price of $85.1 million and aggregate gains of sales of $21.0 million. The sales consisted of (i) three single-tenant Main Street properties in Daytona Beach, Florida for $7.1 million, generating gains totaling $1.2 million, and (ii) one shopping center located in Plano, Texas for $78.0 million, resulting in a gain on sale of $19.8 million.

2024 Acquisitions. During the year ended December 31, 2024, the Company acquired five shopping centers, one building within an existing shopping center owned by the Company, and one vacant land parcel within an existing shopping center owned by the Company, for an aggregate purchase price of $226.8 million, or a total acquisition cost of $224.4 million, as follows:

●	Granada Plaza, a shopping center located in Dunedin, Florida, for a purchase price of $16.8 million, less certain purchase credits, for a total acquisition cost of $16.7 million including capitalized acquisition costs. Granada Plaza is a 74,000 square-foot shopping center, was 95% occupied at acquisition, and had a weighted average remaining lease term of 4.2 years at acquisition.
●	A portfolio of three open-air shopping centers (the “Three Property Portfolio”) for a gross purchase price of $137.5 million, less certain purchase credits, for a total acquisition cost of $135.1 million. The Three Property Portfolio consists of Carolina Pavilion in Charlotte, North Carolina; Millenia Crossing in Orlando, Florida; and Lake Brandon Village in Tampa, Florida. Carolina Pavilion comprises approximately 686,000 square feet, was 93% occupied at acquisition, and had a weighted average remaining lease term of 5.9 years at acquisition. Millenia Crossing comprises approximately 100,000 square feet, was 96% occupied at acquisition, and had a remaining lease term of 6.1 years at acquisition. Lake Brandon Village comprises approximately 102,000 square feet, was 100% occupied at acquisition, and had a remaining lease term of 7.4 years at acquisition.
●	The Marketplace at Seminole Towne Center, a shopping center located in Sanford, Florida, for a purchase price of $68.7 million, or a total acquisition cost of $68.8 million including capitalized acquisition costs. The Marketplace at Seminole Towne Center comprises 315,066 square feet, was 98% occupied at acquisition, and had a weighted average remaining lease term of 4.7 years at acquisition.

●	One property, totaling 4,000 square feet, within the 28,100 square foot retail portion of Phase II of The Exchange at Gwinnett located in Buford, Georgia for an aggregate purchase price of $2.3 million including capitalized acquisition costs. The weighted average remaining lease term at acquisition is 10.0 years. As a result of this acquisition, the Company has acquired the entire retail portion of Phase II of the Exchange at Gwinnett. The Company previously purchased the Sprouts-anchored Phase I portion of The Exchange at Gwinnett in December 2021.
●	A vacant land parcel, for future development, within the previously acquired West Broad Village property, located in the Short Pump submarket of Richmond, Virginia, for a purchase price of $1.5 million including capitalized acquisition costs.

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

2024 Dispositions. During the year ended December 31, 2024, the Company sold two income properties for an aggregate sales price of $38.0 million and aggregate gains on sales of $3.8 million. The sales consisted of (i) one mixed use income property in downtown Santa Fe, New Mexico for $20.0 million, resulting in a gain of $4.6 million, and (ii) one shopping center located in West Jordan, Utah for $18.0 million resulting in a loss on sale of $0.8 million.

2023 Acquisitions. During the year ended December 31, 2023, the Company acquired four additional buildings within an existing shopping center owned by the Company, one shopping center, and one vacant land parcel adjacent to an existing shopping center owned by the Company for an aggregate purchase price of $80.0 million, or a total acquisition cost of $80.3 million, as follows:

●	Four properties, totaling 24,100 square feet, within the 28,100 square foot retail portion of Phase II of The Exchange at Gwinnett located in Buford, Georgia, for an aggregate purchase price of $14.6 million, or a total acquisition cost of $14.7 million including capitalized acquisition costs. The four properties are leased to six different tenants with a weighted average remaining lease term of 9.9 years at acquisition. The Company is under contract to acquire the remaining 4,000 square-foot property that makes up the remaining retail portion of Phase II of The Exchange at Gwinnett for a purchase price of $2.3 million. The Company previously purchased the Sprouts-anchored Phase I portion of The Exchange at Gwinnett in December 2021.
●	The Plaza at Rockwall, a shopping center located in Rockwall, Texas for a purchase price of $61.2 million, or a total acquisition cost of $61.3 million including capitalized acquisition costs. The Plaza at Rockwall comprises approximately 446,500 square feet, was 95% occupied at acquisition, and had a weighted average remaining lease term of 4.2 years at acquisition.
●	A vacant land parcel adjacent to the previously acquired Collection at Forsyth property, located in the Forsyth County submarket of Atlanta, Georgia, for a purchase price of $4.3 million.

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

2023 Dispositions. During the year ended December 31, 2023, the Company sold nine income properties, including (i) an outparcel of the property known as Eastern Commons, located in Henderson, Nevada, for $2.1 million, (ii) four outparcels of the property known as Crossroads Towne Center, located in Chandler, Arizona, for an aggregate sales price of $11.5 million, (iii) a single tenant office property located in Reston, Virginia leased to a subsidiary of General Dynamics for $18.5 million, (iv) a shopping center known as Westcliff, located in Fort Worth, Texas, for $14.8 million, (v) a shopping center known as Eastern Commons, located in Henderson, Nevada, for $18.2 million, (vi) a single tenant office property known as Sabal Pavilion located in Tampa, Florida for $22.0 million. The sale of these nine properties reflect a total disposition volume of $87.1 million and resulted in aggregate gains on sales of $6.6 million, which consisted of aggregate gains on disposition of $8.2 million, aggregate losses on disposition of $0.7 million, and an impairment charge prior to sale of $0.9 million.

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

2025 Activity. During the year ended December 31, 2025, the Company originated $21.0 million of commercial loans and investments, including an amendment and $16.0 million upsize of an existing loan, of which none was funded, and a $5.0 million mortgage note, for a weighted average interest rate of 10.7% (including paid-in-kind interest). The Company earned $0.3 million of origination fees from these investments, or 1.3%. During the same period, the Company funded $9.3 million under existing construction loan commitments, net of origination fees received, and received principal repayments totaling $15.2 million.

2024 Activity. During the year ended December 31, 2024, the Company originated four commercial loan investments totaling $104.0 million at a weighted average initial cash yield of 11.7%, of which $63.9 million had been funded as of December 31, 2024. One of these investments, totaling $10.0 million, was structured as preferred equity and is further described below. During the year ended December 31, 2024, the Company received principal repayments totaling $20.3 million.

2023 Activity. During the year ended December 31, 2023, the Company originated two loans for a total investment of $30.4 million and received cash repayments of principal totaling $1.0 million. Including the two originations and fundings on our construction loans, $32.9 million was funded during the year ended December 31, 2023.

Other Activity. Certain commercial loans and investments outstanding as of December 31, 2025 required determinations, at origination, related to variable interest entity matters as described herein:

●	Series A Preferred Investment. On July 11, 2024, the Company funded $10.0 million into an escrow account, which escrow closed on August 1, 2024 in exchange for 10,000 shares of 14.000% Series A preferred stock, with a $0.01 par value per share, of a subsidiary of a publicly-traded hospitality, entertainment and real-estate company (the “Series A Preferred Investment”). In connection with the investment, the Company received an origination fee of 1.0% or $0.1 million. The investment is not redeemable prior to July 11, 2029, except upon the occurrence of certain specified events. The Company determined, pursuant to FASB ASC Topic 810, Consolidation, that we do not have a variable interest in the entity underlying the Series A Preferred Investment; accordingly, FASB Topic ASC 320, Investments-Debt Securities, was applied and the investment was recorded in the consolidated balance sheets as a commercial loan investment at the time of acquisition.
●	Watters Creek Investment. On April 7, 2022, the Company entered into a preferred equity agreement to provide $30.0 million of funding towards the total investment in Watters Creek at Montgomery Farm, a grocery-anchored, mixed-use property located in Allen, Texas (the “Watters Creek Investment”). Pursuant to FASB ASC Topic 810, Consolidation, the Company determined it is not the primary beneficiary of the entity underlying the Watters Creek Investment; accordingly, the $30.0 million was recorded on the consolidated balance sheets as a commercial loan investment at the time of acquisition. The initial maturity date for the Watters Creek Investment was April 6, 2025; however, during the year ended December 31, 2025, the borrower exercised the first of two one-year extension options thereby extending the maturity date to April 6, 2026. The Watters Creek Investment bears a fixed interest rate of 8.50% at time of acquisition with increases during the initial term as well as the option terms, and requires payments of interest only prior to maturity. At closing, an origination fee of $0.15 million was received by the Company. The Watters Creek Investment represents $30.0 million, or approximately 23%, of funding towards the total investment in Watters Creek at Montgomery Farm, a grocery-anchored, mixed-use property located in Allen, Texas (the “Watters Creek Property”). The remaining funding is comprised of a combination of third-party sponsorship equity and a secured first mortgage.

The Company’s commercial loans and investments were comprised of the following at December 31, 2025 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Preferred Investment – Watters Creek – Allen, TX	April 2022	April 2026	$30,000	$30,000	$29,980	9.50%
Mortgage Note – Founders Square – Dallas, TX (1)	March 2023	March 2027	15,000	15,000	14,992	8.75%
Series A Preferred Investment	July 2024	July 2029	10,000	10,000	9,929	14.00%
Construction Loan - Rivana - Herndon, VA (2)	September 2024	September 2028	59,450	34,246	32,478	11.50%
Construction Loan - Whole Foods - Forsyth, GA	November 2024	May 2027	40,200	13,804	13,588	12.15%
Mortgage Note - Mainstreet - Daytona Beach, FL	August 2025	August 2030	5,000	5,000	4,977	6.50%
			$159,650	$108,050	$105,944
CECL Reserve					(1,140)
Total Commercial Loans and Investments					$104,804
(1)	Coupon rate increases to 9.5% effective January 1, 2026.
(2)	Future draws funded will have a 12.0% coupon rate including 10% cash and 2.0% accrued paid-in-kind interest.

During the year ended December 31, 2025, the Company's $5.6 million Construction Loan secured by the Hypoluxo property in Lake Worth, Florida and the $0.4 million Promissory Note secured by the Main Street property in Daytona Beach, Florida were both repaid in full.

The Company has unfunded loan commitments under two construction loans totaling $51.6 million as of December 31, 2025.

The Company’s commercial loans and investments were comprised of the following at December 31, 2024 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Preferred Investment – Watters Creek – Allen, TX	April 2022	April 2025	$30,000	$30,000	$29,987	9.00%
Mortgage Note – Founders Square – Dallas, TX	March 2023	March 2026	15,000	15,000	14,942	8.75%
Promissory Note – Main Street – Daytona Beach, FL	June 2023	May 2033	400	400	400	7.00%
Construction Loan - Hypoluxo - Lake Worth, FL	March 2024	June 2025	5,638	5,638	5,598	11.00%
Series A Preferred Investment	July 2024	July 2029	10,000	10,000	9,910	14.00%
Mortgage Note - Rivana - Herndon, VA	September 2024	September 2026	42,000	42,000	41,530	11.00%
Construction Loan - Whole Foods - Forsyth, GA	November 2024	May 2027	40,200	4,125	3,748	12.15%
			$143,238	$107,163	$106,115
CECL Reserve					(1,072)
Total Commercial Loans and Investments					$105,043

The carrying value of the commercial loans and investment portfolio at December 31, 2025 and 2024 consisted of the following (in thousands):

	As of
	December 31, 2025	December 31, 2024
Current Face Amount	$108,050	$107,163
Unaccreted Origination Fees	(778)	(1,048)
Unaccreted Exit Fees	(1,328)	—
CECL Reserve	(1,140)	(1,072)
Total Commercial Loans and Investments	$104,804	$105,043

NOTE 5.        MANAGEMENT SERVICES BUSINESS

The Company’s management fee income is within the scope of FASB ASC Topic 606, Revenue from Contracts with Customers, and totaled $4.8 million, $4.6 million, and $4.4 million during the years ended December 31, 2025, 2024, and 2023, respectively. Management fee income is recognized as revenue over time, over the period the services are performed.

Related Party Management of Alpine Income Property Trust. Pursuant to the Company’s management agreement with PINE, the Company generates a base management fee equal to 0.375% per quarter of PINE’s total equity (as defined in the management agreement and based on a 1.5% annual rate), calculated and payable in cash, quarterly in arrears. On December 5, 2025, the Company waived a portion of the base management fee attributable to the inclusion of the net cash proceeds from the issuance of PINE’s Series A Preferred Stock in PINE’s “total equity” (the “Incremental Equity Base”), such that the base management fee rate on the Incremental Equity Base is equal to 0.75% per annum (0.1875% per fiscal quarter), instead of 1.50% per annum (0.375% per fiscal quarter), as provided in the management agreement. The Company also has an opportunity to achieve additional cash flows as manager of PINE pursuant to an annual incentive fee based on PINE’s total stockholder return exceeding an 8% cumulative annual hurdle rate (the “Outperformance Amount”) subject to a high-water mark price. PINE would pay the Company an incentive fee with respect to each annual measurement period in an amount equal to the greater of (i) $0.00 and (ii) the product of (a) 15% multiplied by (b) the Outperformance Amount multiplied by (c) the weighted average shares. No incentive fee was earned for the years ended December 31, 2025, 2024, or 2023.

During the years ended December 31, 2025, 2024, and 2023, the Company earned management fee revenue from PINE totaling $4.4 million, $4.2 million, and $4.3 million, respectively. Dividend income for the years ended December 31, 2025, 2024, and 2023 totaled $2.8 million, $2.6 million, and $2.5 million, respectively. Management fee revenue from PINE, included in management services, and dividend income, included in investment and other income (loss), are reflected in the accompanying consolidated statements of operations.

The following table represents amounts due from PINE to the Company as of December 31, 2025 and 2024 which are included in other assets on the consolidated balance sheets (in thousands):

	As of
Description	December 31, 2025	December 31, 2024
Management Services Fee Due From PINE	$1,142	$1,098
Dividend Receivable	349	343
Other	888	27
Total	$2,379	$1,468

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

On December 12, 2023, the Board authorized the purchase by the Company of up to $2.0 million in shares of common stock of PINE (the “December 2023 PINE Share Purchase Authorization”). No purchases of PINE common stock were made pursuant to the December 2023 PINE Share Purchase Authorization during the three months ended December 31, 2023. Pursuant to the December 2023 PINE Share Purchase Authorization, during the year ended December 31, 2024, the Company purchased 29,807 shares of PINE common stock on the open market for a total of $0.4 million, or an average price of $14.97 per share. During the year ended December 31, 2025, the Company purchased 109,081 shares of PINE common stock on the open market for a total of $1.6 million, or an average price of $14.24 per share, which completed the December 2023 PINE Share Purchase Authorization.

On October 21, 2025, the Company’s Board of Directors authorized the purchase by the Company of up to $3.0 million in shares of common stock of PINE (the “October 2025 PINE Share Purchase Authorization”). No purchases of PINE common stock were made pursuant to the October 2025 PINE Share Purchase Authorization during the year ended December 31, 2025.

As of December 31, 2025, CTO owns, in the aggregate, 1,223,854 OP Units and 1,247,702 shares of PINE common stock, representing an investment totaling $41.3 million, or 15.4% of PINE’s outstanding common equity.

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

Portfolio Management Agreement. On December 4, 2023, the Company entered into an asset management agreement with a third party to manage a portfolio of multi-tenant and single-tenant assets (the “Portfolio Management Agreement”). Although the Company has no direct relationship with the third party, PINE is a lender to the third-party pursuant to a mortgage note originated by PINE which is secured by the portfolio. The Company receives (or expects to receive) asset management fees, disposition management fees, leasing commissions, and other fees related to the Company’s management and administration of the portfolio pursuant to the Portfolio Management Agreement. The Company also entered into a revenue sharing agreement with PINE whereby PINE will receive the portion of fees earned by the Company under the Portfolio Management Agreement which are attributable to the single tenant properties within the portfolio. During each of the years ended December 31, 2025 and 2024, the Company recognized $0.3 million of revenue pursuant to the Portfolio Management Agreement. During the year ended December 31, 2023, the Company recognized less than $0.1 million of such revenue, which is included in management fee income on the Company’s consolidated statements of operations.

Asset Management Agreement. On February 16, 2024, the Company entered into the Subsurface Management Agreement with a third party in conjunction with the sale of the Company’s remaining Subsurface Interests, as further described in Note 6, “Real Estate Operations” below. Pursuant to the Subsurface Management Agreement, the Company receives management and other fees. During each of the years ended December 31, 2025 and 2024, the Company recognized $0.1 million of revenue pursuant to the Subsurface Management Agreement, which is included in management fee income on the Company’s consolidated statement of operations.

NOTE 6.       REAL ESTATE OPERATIONS

The Company’s real estate operations revenue is within the scope of FASB ASC Topic 606, Revenue from Contracts with Customers as summarized below. Revenue from real estate operations is recognized at the point in time the underlying assets are transferred.

Revenue from real estate operations consisted of the following for the years ended December 31, 2025, 2024, and 2023 (in thousands):

Revenue from real estate operations consisted of the following for the years ended December 31, 2024, 2023, and 2022 (in thousands):Revenue from real estate operations consisted of the following for the years ended December 31, 2024, 2023, and 2022 (in thousands):Revenue from real estate operations consisted of the following for the years ended December 31, 2025, 2023, and 2022 (in thousands):

	December 31,
	2025	2024	2023
Mitigation Credit Sales	$—	$1,831	$2,257
Subsurface Revenue - Other	—	150	1,727
Land Sales Revenue	—	—	—
Total Real Estate Operations Revenue	$—	$1,981	$3,984

Mitigation Credits. Revenues and the cost of sales of mitigation credit sales are reported as revenues from, and direct costs of, real estate operations, respectively, in the consolidated statements of operations. During the year ended December 31, 2024, the Company sold its remaining 14.99 mitigation credits for $1.8 million with a cost basis of $1.3 million. During the year ended December 31, 2023, the Company sold 20 mitigation credits for proceeds of $2.3 million with a cost basis of $1.5 million.

Subsurface Interests. The Company sold its remaining acres of Subsurface Interests during the year ended December 31, 2024 for $5.0 million, or a gain on sale of $4.5 million.

The Company historically leased certain of the Subsurface Interests to mineral exploration firms for exploration. The Company’s subsurface operations consisted of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage, which revenues are included within real estate operations in the consolidated statements of operations. There were no sales of subsurface oil, gas, and mineral rights during the year ended December 31, 2024. During the year ended December 31, 2023, the Company sold 3,481 acres of Subsurface Interests for a sales price of $1.0 million.

The Company historically released surface entry rights or other rights upon request of a surface owner for a negotiated release fee typically based on a percentage of the surface value. No cash payments were received for the release of surface entry rights for the year ended December 31, 2025. Cash payments for the release of surface entry rights totaled $0.1 million and $0.7 million during the years ended December 31, 2024 and 2023, respectively.

NOTE 7. INVESTMENT IN JOINT VENTURES

The Company has no investments in joint ventures as of December 31, 2025 or 2024.

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

NOTE 8.       INVESTMENT SECURITIES

As of December 31, 2025, the Company owns, in the aggregate and on a fully diluted basis, 2.47 million common shares of PINE, or 15.4% of PINE’s total common shares outstanding for an investment value of $41.3 million, which total includes 1.2 million OP Units, or 7.6%, which the Company received in exchange for the contribution of certain income properties to the PINE Operating Partnership, in addition to 1,247,702 shares of common stock owned by the Company, or 7.8%. The Company has elected the fair value option related to the aggregate investment in securities of PINE pursuant to ASC 825, otherwise such investments would have been accounted for under the equity method. For detailed financial information regarding PINE, please refer to its financial statements, which are publicly available on the website of the Securities and Exchange Commission at http://www.sec.gov under the ticker symbol “PINE.”

The Company calculates the unrealized gain or loss based on the closing stock price of PINE at each respective balance sheet date. The unrealized, non-cash gains and losses resulting from the changes in the closing stock price of PINE are included in investment and other income in the consolidated statements of operations for years ended December 31, 2025, 2024, and 2023.

The Company’s securities as of December 31, 2025 and 2024 are summarized below (in thousands):

	Cost	Unrealized Gains in Investment Income	Unrealized Losses in Investment Income	Estimated Fair Value (Level 1 Inputs)
December 31, 2025
Common Stock	$22,486	$—	$(1,625)	$20,861
Operating Units	23,253	—	(2,790)	20,463
Total Equity Securities	$45,739	$—	$(4,415)	$41,324

December 31, 2024
Common Stock	$20,929	$—	$(1,812)	$19,117
Operating Units	23,253	—	(2,704)	20,549
Total Equity Securities	$44,182	$—	$(4,516)	$39,666

NOTE 9.       FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at December 31, 2025 and 2024 (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$6,467	$6,467	$9,017	$9,017
Restricted Cash - Level 1	$34,652	$34,652	$8,344	$8,344
Commercial Loans and Investments - Level 2	$104,804	$109,828	$105,043	$110,665
Long-Term Debt - Level 2	$616,345	$608,419	$518,993	$508,309

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

The following table presents the fair value of assets (liabilities) measured on a recurring basis by level as of December 31, 2025 and 2024 (in thousands). See Note 17, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Cash Flow Hedge - 2027 Term Loan Interest Rate Swaps	$1,496	$—	$1,496	$—
Cash Flow Hedge - 2028 Term Loan Interest Rate Swaps	$(1,351)	$—	$(1,351)	$—
Cash Flow Hedge - 2029 Term Loan Interest Rate Swaps	$(5)	$—	$(5)	$—
Cash Flow Hedge - 2030 Term Loan Interest Rate Swaps	$(48)	$—	$(48)	$—
Cash Flow Hedge - Credit Facility Interest Rate Swaps	$(497)	$—	$(497)	$—
Investment Securities	$41,324	$41,324	$—	$—
December 31, 2024
Cash Flow Hedge - 2026 Term Loan Interest Rate Swaps	$2,372	$—	$2,372	$—
Cash Flow Hedge - 2027 Term Loan Interest Rate Swaps	$5,854	$—	$5,854	$—
Cash Flow Hedge - 2028 Term Loan Interest Rate Swaps	$1,001	$—	$1,001	$—
Cash Flow Hedge - 2029 Term Loan Interest Rate Swaps	$3,099	$—	$3,099	$—
Cash Flow Hedge - Credit Facility Interest Rate Swaps	$191	$—	$191	$—
Investment Securities	$39,666	$39,666	$—	$—

No assets were measured on a non-recurring basis as of December 31, 2025 or 2024.

NOTE 10.       INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. The gross values of certain intangible lease assets and liabilities that were fully amortized as of December 31, 2024, and the related accumulated amortization, were adjusted in the disclosure below. There was no impact to Intangible Lease Assets-Net or Intangible Lease Liabilities-Net as reported in the consolidated balance sheets as of December 31, 2024 as a result of the disclosure adjustment. Intangible assets and liabilities consisted of the following as of December 31, 2025 and 2024 (in thousands):

	As of
	December 31, 2025	December 31, 2024
Intangible Lease Assets:
Value of In-Place Leases	$99,346	$85,913
Value of Above Market In-Place Leases	23,052	23,873
Value of Intangible Leasing Costs	29,963	24,389
Sub-total Intangible Lease Assets	152,361	134,175
Accumulated Amortization	(67,651)	(54,977)
Sub-total Intangible Lease Assets—Net	84,710	79,198
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(42,144)	(21,448)
Sub-total Intangible Lease Liabilities	(42,144)	(21,448)
Accumulated Amortization	10,658	6,324
Sub-total Intangible Lease Liabilities—Net	(31,486)	(15,124)
Total Intangible Assets and Liabilities—Net	$53,224	$64,074

The following table reflects the net amortization of intangible assets and liabilities during the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Amortization Expense	$24,827	$31,561	$18,444
Accretion to Income Properties Revenue	(1,006)	(254)	2,303
Net Amortization of Intangible Assets and Liabilities	$23,821	$31,307	$20,747

Amortization Expense for the year ended December 31, 2025 includes $2.8 million related to the acceleration of amortization of lease intangibles associated with certain leases terminated during the year. Accretion to Income Properties Revenue for the year ended December 31, 2025 includes $0.2 million related to the acceleration of amortization of lease intangibles associated with certain leases terminated during the year.

Amortization expense for the year ended December 31, 2024 included an out-of-period adjustment totaling $10.1 million consisting of (i) $4.5 million associated with the acceleration of amortization for lease intangibles related to certain lease terminations that occurred prior to January 1, 2024 and (ii) $5.6 million associated with calculating amortization based on the remaining useful life of each lease on an individual basis as opposed to a property-level weighted average remaining useful lease life. Based on our quantitative and qualitative analyses, we do not consider the impact of the out-of-period adjustment to be material to our financial position or results of operations for the year ended December 31, 2024, or for any prior periods.

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Expense	Future Accretion to Income Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
2026	$20,680	$(3,203)	$17,477
2027	15,538	(2,681)	12,857
2028	11,303	(2,394)	8,909
2029	7,611	(2,395)	5,216
2030	5,699	(1,958)	3,741
2031 and Thereafter	14,500	(9,476)	5,024
Total	$75,331	$(22,107)	$53,224

As of December 31, 2025, the weighted average amortization period of total intangible assets and liabilities was 7.8 years and 9.2 years, respectively.

NOTE 11.      PROVISION FOR IMPAIRMENT

In the aggregate, $0.1 million, $0.7 million and $1.5 million of impairment charges were recorded during the years ended December 31, 2025, 2024 and 2023, respectively, as described below by segment.

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

There were no impairment charges on the Company’s income property portfolio during the years ended December 31, 2025 or 2024.

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

The Company recorded impairment charges of $0.1 million, $0.7 million and $0.6 million related to its commercial loans and investments portfolio during the years ended December 31, 2025, 2024 and 2023, respectively

NOTE 12.       OTHER ASSETS

Other assets consisted of the following as of December 31, 2025 and 2024 (in thousands):

	As of
	December 31, 2025	December 31, 2024
Income Property Tenant Receivables, Net of Allowance for Doubtful Accounts (1)	$3,936	$3,745
Income Property Straight-line Rent Adjustment	8,889	7,437
Income Property Leasing Commissions and Costs, Net	9,303	7,594
Operating Leases - Right-of-Use Asset	241	305
Cash Flow Hedge - Interest Rate Swap	2,999	12,517
Infrastructure Reimbursement Receivables	156	312
Prepaid Expenses, Deposits, and Other	7,614	1,676
Due from Alpine Income Property Trust, Inc.	2,379	1,468
Financing Costs, Net of Accumulated Amortization	690	1,147
Total Other Assets	$36,207	$36,201

(1)Includes a $2.6 million and $1.9 million allowance for doubtful accounts as of December 31, 2025 and 2024, respectively.

NOTE 13.       EQUITY

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

The Company was not active under the 2024 ATM Program during the year ended December 31, 2025. As of December 31, 2025, $216.5 million of availability remained under the 2024 ATM Program.

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

On August 23, 2024, the Company implemented a $24.5 million “at-the-market” preferred stock equity offering program (the “2024 Preferred Stock ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s Series A Preferred Stock. During the year ended December 31, 2024, the Company sold 15,844 shares under the 2024 Preferred Stock ATM Program generating net proceeds of $0.4 million at a weighted average price of $23.22 per share after deducting transaction fees of less than $0.1 million. As of December 31, 2025, $24.1 million of availability remained under the 2024 Preferred Stock ATM Program.

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

The following table outlines dividends declared and paid for each issuance of CTO’s stock during the years ended December 31, 2025, 2024, and 2023 (in thousands, except per share data):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Series A Preferred Stock
Dividends	$7,512	$6,814	$4,772
Per Share	$1.59	$1.59	$1.59

Common Stock
Dividends	$49,046	$40,280	$34,266
Per Share	$1.52	$1.52	$1.52

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

The following is a reconciliation of basic and diluted earnings per common share for each of the periods presented (in thousands, except share and per share data):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Basic and Diluted Earnings:
Net Income (Loss) Attributable to Common Stockholders, Used in Basic EPS	$2,580	$(8,779)	$758
Add Back: Effect of Dilutive Interest Related to 2025 Notes (1)	—	—	—
Net Income (Loss) Attributable to Common Stockholders, Used in Diluted EPS	$2,580	$(8,779)	$758

Basic and Diluted Shares:
Weighted Average Shares Outstanding, Basic	32,267,365	25,361,379	22,529,703
Common Shares Applicable to Unvested Restricted Stock Using the Treasury Stock Method	25,447	39,797	—
Common Shares Applicable to Dilutive Effect of 2025 Notes (2)	—	—	—
Weighted Average Shares Outstanding, Diluted	32,292,812	25,401,176	22,529,703

Per Share Information:
Net Income (Loss) Attributable to Common Stockholders
Basic and Diluted	$0.08	$(0.35)	$0.03
(1)	The 2025 Notes were settled during the year ended December 31, 2025. As applicable, includes interest expense, amortization of discount, amortization of fees, and other changes in net income or loss that would result from the assumed conversion of the 2025 Notes to derive FFO effective January 1, 2022 due to the implementation of ASU 2020-06 which requires presentation on an if-converted basis. For the years ended December 31, 2025, 2024 and 2023 a total of $0.6 million, $2.1 million and $2.1 million of interest, respectively, was not included as the impact of the 2025 Notes, if-converted, would be antidilutive to the net income (loss) attributable to common stockholders in each respective period.
(2)	During the year ended December 31, 2025, the Company issued 1,089,555 shares of the Company’s common stock in connection with the settlement of the 2025 Notes and such shares were included in the basic and diluted weighted average share count for the period. Due to the implementation of ASU 2020-06, a total of 0.9 million shares, 3.6 million shares, and 3.3 million shares, representing the dilutive impact of the 2025 Notes, were not included in the computation of diluted net income (loss) attributable to common stockholders for the years ended December 31, 2025, 2024 or 2023, respectively, because they were antidilutive to the net income (loss) attributable to common stockholders in each respective period.

There were 25,447 and 39,797 potentially dilutive shares related to the Company’s restricted stock for the years ended December 31, 2025 and 2024, respectively. There were no potentially dilutive securities for year ended December 31, 2023 related to the Company’s restricted stock.

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

On December 12, 2023, the Company’s Board of Directors approved a common stock repurchase program (the “December 2023 $5.0 Million Common Stock Repurchase Program”). Pursuant to the December 2023 $5.0 Million Common Stock Repurchase Program, the Company was authorized to repurchase shares of its common stock for a total purchase price of up to $5.0 million. During the year ended December 31, 2024, the Company repurchased 40,726 shares of its common stock on the open market for a total cost of $0.7 million, or an average price per share of $16.28 pursuant to the December 2023 $5.0 Million Common Stock Repurchase Program. During the year ended December 31, 2025, the Company repurchased 266,161 shares of its common stock on the open market for a total cost of $4.3 million, or an average price per share of $16.29 pursuant to the December 2023 $5.0 Million Common Stock Repurchase Program. Accordingly, as of the date that the Company’s Board of Directors established the September 2025 $10.0 Million Common Stock Repurchase Program (hereinafter defined), no shares of the Company’s common stock remained available for repurchase under the December 2023 $5.0 Million Common Stock Repurchase Program.

On September 24, 2025, the Company’s Board of Directors approved a common stock repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase shares (the “September 2025 $10.0 Million Common Stock Repurchase Program”). Pursuant to the September 2025 $10.0 Million Common Stock Repurchase Program, the Company may repurchase shares of its common stock for a total purchase price of up to $10.0 million. Shares may be purchased under the September 2025 $10.0 Million Common Stock Repurchase Program in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The September 2025 $10.0 Million Common Stock Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended. During the year ended December 31, 2025, the Company repurchased 307,563 shares of its common stock on the open market for a total cost of $5.0 million, or an average price per share of $16.26 under the September 2025 $10 Million Common Stock Repurchase Program. As of December 31, 2025, $5.0 million remained available for repurchases under the September 2025 $10 Million Common Stock Repurchase Program.

In the aggregate, under the December 2023 $5.0 Million Common Stock Repurchase Program and September 2025 $10.0 Million Common Stock Repurchase Program, the Company repurchased 573,724 shares of its common stock on the open market for a total cost of $9.3 million, or an average price per share of $16.27 during the year ended December 31, 2025.

SERIES A PREFERRED STOCK REPURCHASE PROGRAM

On February 16, 2023, the Company’s Board of Directors approved a Series A Preferred Stock repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase shares (the “Series A Preferred Stock Repurchase Program”). Pursuant to the Series A Preferred Stock Repurchase Program, the Company may repurchase shares of its Series A Preferred Stock for a total purchase price of up to $3.0 million. Shares may be purchased under the Series A Preferred Stock Repurchase Program in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. The Series A Preferred Stock Repurchase Program does not obligate the Company to acquire any particular amount of shares of its Series A Preferred Stock and may be modified or suspended. During the year ended December 31, 2023, the Company repurchased 21,192 shares of Series A Preferred Stock on the open market for a total cost of $0.4 million, or an average price per share of $18.45. No shares of the Company’s Series A Preferred Stock were repurchased under the Series A Preferred Stock Repurchase Program during the years ended December 31, 2025 or 2024.

NOTE 16.       LONG-TERM DEBT

As of December 31, 2025, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt	Maturity Date	Interest Rate	Wtd. Avg. Rate
Credit Facility (1)	$151,000	January 2027	SOFR + 0.10% + [1.25% - 2.20%]	5.00%
2027 Term Loan (2)	100,000	January 2027	SOFR + 0.10% + [1.25% - 2.20%]	2.80%
2028 Term Loan (3)	100,000	January 2028	SOFR + 0.10% + [1.20% - 2.15%]	5.18%
2029 Term Loan (4)	125,000	September 2029	SOFR + [1.20% - 2.15%]	4.21%
2030 Term Loan (5)	125,000	September 2030	SOFR + [1.20% - 2.15%]	4.24%
Mortgage Note Payable	17,800	August 2026	4.060%	4.06%
Total Long-Term Face Value Debt	$618,800			4.33%
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

At December 31, 2025, the current commitment level under the Credit Facility was $300.0 million, and the undrawn commitments available was $149.0 million. As of December 31, 2025, the Credit Facility had a $151.0 million balance outstanding.

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

Long-term debt consisted of the following (in thousands):

	December 31, 2025		December 31, 2024
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$151,000	$—	$87,000	$—
2026 Term Loan	—	—	65,000	—
2027 Term Loan	100,000	—	100,000	—
2028 Term Loan	100,000	—	100,000	—
2029 Term Loan	125,000	—	100,000	—
2030 Term Loan	125,000	—	—	—
3.875% Convertible Senior Notes, net of Discount	—	—	50,989	50,989
Mortgage Note Payable	17,800	17,800	17,800	—
Financing Costs, net of Accumulated Amortization	(2,455)	—	(1,796)	—
Total Long-Term Debt	$616,345	$17,800	$518,993	$50,989

Payments applicable to reduction of principal amounts as of December 31, 2025 will be required as follows (in thousands):

As of December 31,	Amount
2026	$17,800
2027	251,000
2028	100,000
2029	125,000
2030	125,000
2031 and Thereafter	—
Total Long-Term Debt - Face Value	$618,800

The carrying value of long-term debt as of December 31, 2025 consisted of the following (in thousands):

Total
Current Face Amount	$618,800
Financing Costs, net of Accumulated Amortization	(2,455)
Total Long-Term Debt	$616,345

In addition to the $2.5 million of financing costs, net of accumulated amortization included in the table above, as of December 31, 2025, the Company also had financing costs, net of accumulated amortization related to the Credit Facility of $0.7 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the Company’s accompanying consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Interest Expense	$25,603	$21,315	$21,230
Amortization of Deferred Financing Costs	1,280	1,047	970
Amortization of Discount on Convertible Notes	45	159	159
Total Interest Expense	$26,928	22,521	22,359

Total Interest Paid (1)	$26,303	21,206	21,636
(1)	Includes capitalized interest of $0.3 million during the years ended December 31, 2025, 2024 and 2023, respectively.

The Company was in compliance with all of its debt covenants as of December 31, 2025 and 2024.

NOTE 17.       INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the years ended December 31, 2025, 2024, and 2023. Accordingly, the changes in fair value on the interest rate swaps have been classified in accumulated other comprehensive income (loss). The fair value of the interest rate swap agreements are included in other assets and accrued and other liabilities, respectively, on the consolidated balance sheets. Information related to the Company’s interest rate swap agreements are noted below (in thousands):

Hedged Item (1)	Effective Date	Maturity Date	Rate	Amount	Fair Value as of December 31, 2025
2027 Term Loan	3/29/2024	1/31/2027	1.35% + 0.10% + applicable spread	$100,000	$2,154
2027 Term Loan (2)	1/29/2027	1/30/2032	3.75% + 0.10% + applicable spread	$60,000	$(656)
2028 Term Loan	9/30/2022	1/31/2028	3.78% + 0.10% + applicable spread	$50,000	$(519)
2028 Term Loan	9/30/2022	1/31/2028	3.78% + 0.10% + applicable spread	$50,000	$(523)
2028 Term Loan (2)	1/31/2028	1/31/2033	3.81% + 0.10% + applicable spread	$60,000	$(309)
2029 Term Loan (3)	3/29/2024	3/10/2026	1.44% + applicable spread	$20,000	$84
2029 Term Loan	1/31/2023	1/31/2030	3.27% + applicable spread	$50,000	$149
2029 Term Loan	1/31/2023	1/31/2030	3.26% + applicable spread	$33,000	$110
2029 Term Loan	1/31/2023	1/31/2030	3.36% + applicable spread	$17,000	$(5)
2029 Term Loan (3)	3/29/2024	3/10/2026	1.48% + applicable spread	$5,000	$21
2029 Term Loan (2) (3)	3/10/2026	3/10/2031	3.83% + applicable spread	$20,000	$(377)
2029 Term Loan (2)	3/10/2026	1/30/2030	3.26% + applicable spread	$5,000	$13
2030 Term Loan (3)	3/29/2024	3/10/2026	1.43% + applicable spread	$20,000	$84
2030 Term Loan (4)	4/30/2025	4/30/2030	3.41% + applicable spread	$50,000	$(101)
2030 Term Loan (4)	4/30/2025	4/30/2030	3.23% + applicable spread	$50,000	$265
2030 Term Loan (3)	3/29/2024	3/10/2026	1.48% + applicable spread	$5,000	$21
2030 Term Loan (2) (3)	3/10/2026	3/10/2031	3.78% + applicable spread	$20,000	$(333)
2030 Term Loan (2)	3/10/2026	4/30/2030	3.27% + applicable spread	$5,000	$15
Credit Facility	2/1/2024	1/31/2028	3.85% + 0.10% + applicable spread	$50,000	$(581)
Credit Facility (3)	9/30/2022	3/10/2026	0.70% + 0.10% + applicable spread	$15,000	$83
(1)	Effective September 30, 2022 the Company converted its existing interest rate swaps from 1-month LIBOR to SOFR.
(2)	The Company entered into forward swaps to further fix interest rates through periods that the Company reasonably expects to extend its current term loans.
(3)	Effective September 30, 2025, the Company redesignated certain interest rate swaps from its 2026 Term Loan to its 2029 and 2030 Term Loans.
(4)	Effective September 30, 2025, the Company redesignated certain interest rate swaps from its Credit Facility to its 2030 Term Loan.

The use of interest rate swap agreements carries risks, including the risk that the counterparties to these agreements are not able to perform. To mitigate this risk, the Company enters into interest rate swap agreements with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not currently anticipate that any of the counterparties to the Company’s interest rate swap agreements will fail to meet their obligations. As of December 31, 2025 and 2024, there were no events of default related to the Company's interest rate swap agreements.

NOTE 18.       ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following (in thousands):

	As of
	December 31, 2025	December 31, 2024
Accrued Property Taxes	$1,236	$2,619
Reserve for Tenant Improvements	1,094	1,424
Tenant Security Deposits	3,233	2,833
Accrued Construction Costs	6,926	3,988
Accrued Interest	690	1,133
Environmental Reserve	40	47
Cash Flow Hedge - Interest Rate Swaps	3,404	—
Operating Leases - Liability	229	293
Construction and Other Reserves from Commercial Loans and Investments	3,031	2,279
Other	8,302	6,652
Total Accrued and Other Liabilities	$28,185	$21,268

Reserve for Tenant Improvements. In connection with recent acquisitions, the Company received, an aggregate $1.9 million from the sellers of the properties for tenant improvement allowances, leasing commissions and other capital improvements. These amounts are included in accrued and other liabilities on the consolidated balance sheets. Through December 31, 2025, payments totaling $0.8 million were made leaving a remaining reserve for tenant improvements of $1.1 million.

NOTE 19.       DEFERRED REVENUE

Deferred revenue consisted of the following (in thousands):

	As of
	December 31, 2025	December 31, 2024
Prepaid Rent	$5,055	$3,698
Interest Reserve from Commercial Loans and Investments	9,559	6,067
Tenant Contributions	4,188	418
Total Deferred Revenue	$18,802	$10,183

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

NOTE 20.       STOCK-BASED COMPENSATION

SUMMARY OF STOCK-BASED COMPENSATION

A summary of share activity for all equity classified stock compensation during the year ended December 31, 2025, is presented below.

Type of Award	Shares Outstanding at 1/1/2025	Granted Shares	Vested / Exercised Shares	Expired Shares	Forfeited Shares	Shares Outstanding at 12/31/2025
Equity Classified - Performance Share Awards - Peer Group Market Condition Vesting	208,003	110,270	(55,386)	—	—	262,887
Equity Classified - Three Year Vest Restricted Shares	197,794	117,739	(112,009)	—	(272)	203,252
Total Shares	405,797	228,009	(167,395)	—	(272)	466,139

Amounts recognized in the financial statements for stock-based compensation are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Total Cost of Share-Based Plans Charged Against Income	$4,158	$3,637	$3,673

EQUITY-CLASSIFIED STOCK COMPENSATION

Performance Share Awards – Peer Group Market Condition Vesting

Performance shares have been granted to certain employees under the 2010 Plan. The performance share awards entitle the recipient to receive, upon the vesting thereof, shares of common stock of the Company equal to between 0% and 150% of the number of performance shares awarded. The number of shares of common stock ultimately received by the award recipient is determined based on the Company’s total stockholder return as compared to the total stockholder return of a certain peer group during a three-year performance period. The Company granted a total of 110,270 performance shares during the year ended December 31, 2025.

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

As of December 31, 2025, there was $1.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the outstanding performance share awards, which will be recognized over a remaining weighted average period of 1.8 years.

A summary of the activity for these awards during the years ended December 31, 2025, 2024, and 2023 is presented below:

Performance Shares With Market Conditions	Shares	Wtd. Avg. Fair Value Per Share
Non-Vested at January 1, 2023	230,247	$16.85
Granted	88,754	$18.10
Vested	(72,141)	$14.17
Expired	—	—
Forfeited	(9,485)	$18.10
Non-Vested at December 31, 2023	237,375	$18.08
Granted	100,391	$15.28
Vested	(85,938)	$15.99
Expired	—	—
Forfeited	(43,825)	$17.67
Non-Vested at December 31, 2024	208,003	$17.68
Granted	110,270	$20.68
Vested	(55,386)	$20.76
Expired	—	—
Forfeited	—	—
Non-Vested at December 31, 2025	262,887	$18.29

Three Year Vest Restricted Shares

Restricted shares have been granted to certain employees under the 2010 Plan. Certain of the restricted shares vest on each of the first, second, and third anniversaries of January 28 of the applicable year provided the grantee is an employee of the Company on those dates. In addition, any unvested portion of the restricted shares will vest upon a change in control. Certain other restricted share awards, granted on July 1, 2022, vested entirely on the third anniversary of the grant date, or July 1, 2025. The Company granted a total of 117,739 shares of restricted Company common stock during the year ended December 31, 2025.

During the years ended December 31, 2025, 2024, and 2023 the Company’s determination of the fair value of the three-year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date. Compensation cost is recognized on a straight-line basis over the applicable vesting period.

As of December 31, 2025, there was $2.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three-year vest non-vested restricted shares, which will be recognized over a remaining weighted average period of 1.8 years.

A summary of the activity for these awards during the years ended December 31, 2025, 2024, and 2023 is presented below:

Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value Per Share
Non-Vested at January 1, 2023	212,079	$17.97
Granted	96,453	$19.12
Vested	(74,229)	$16.00
Expired	—	—
Forfeited	(17,946)	$19.08
Non-Vested at December 31, 2023	216,357	$19.07
Granted	108,391	$16.31
Vested	(75,434)	$17.80
Expired	—	—
Forfeited	(51,520)	$18.76
Non-Vested at December 31, 2024	197,794	$18.12
Granted	117,739	$20.39
Vested	(112,009)	$18.86
Expired	—	—
Forfeited	(272)	$17.06
Non-Vested at December 31, 2025	203,252	$19.02

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

Each non-employee director serving as of the beginning of each calendar year shall receive an annual award of the Company’s common stock. The value of such award totaled $62,500 for the years ended December 31, 2025 and 2024, and $35,000 for the year ended December 31, 2023 (the “Annual Award”). The number of shares awarded is calculated based on the trailing 20-day average price of the Company’s common stock as of the date two business days prior to the date of the award, rounded down to the nearest whole number of shares. Commencing in 2021, non-employee directors no longer receive meeting fees, but receive additional retainers for service on Board committees, as set forth in the Company’s Non-Employee Director Compensation Policy available on the Company’s website (www.ctoreit.com).

During the years ended December 31, 2025, 2024, and 2023, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.7 million, or 33,466 shares, $0.7 million or 38,068 shares, and $0.4 million or 25,147 shares, respectively. The expense recognized during the years ended December 31, 2025, 2024, and 2023 includes the Annual Award received during the first quarter of each year.

NOTE 21.       INCOME TAXES

The Company elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2020. The Company believes that, commencing with such taxable year, it has been organized and has operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws. The Company intends to continue to operate in such a manner. As a REIT, the Company will be subject to U.S. federal and state income taxation at corporate rates on its net taxable income; the Company, however, may claim a deduction for the amount of dividends paid to its stockholders. Amounts distributed as dividends by the Company will be subject to taxation at the stockholder level only. While the Company must distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to qualify as a REIT, the Company intends to distribute all of its net taxable income. The Company is allowed certain other non-cash deductions or adjustments, such as depreciation expense, when computing its REIT taxable income and distribution requirement. These deductions permit the Company to reduce its dividend payout requirement under U.S. federal income tax laws. Certain states may impose minimum franchise taxes. To comply with certain REIT requirements, the Company holds certain of its non-REIT assets and operations through taxable REIT subsidiaries (“TRSs”) and subsidiaries of TRSs, which are subject to applicable U.S. federal, state and local corporate income tax on their taxable income. For the taxable year ended December 31, 2023, the Company held a total of two TRSs, each subject to taxation and the separate filing of its corporate income tax returns. Effective on January 1, 2024 and through December 31, 2025, the Company owns one TRS, which is subject to federal and applicable state income taxation. The TRS is required to file a separate corporate income tax return. Income taxes related to the Company’s TRS do not materially impact the consolidated financial statements of the Company.

As a result of the Company’s election to be taxed as a REIT, during the year ended December 31, 2020, an $82.5 million deferred tax benefit was recorded to de-recognize the deferred tax assets and liabilities associated with the entities included in the REIT. A significant portion of the deferred tax benefit recognized related to the de-recognition of deferred tax liabilities resulting from Internal Revenue Code Section 1031 like-kind exchanges (“1031 Exchanges”). The Company was subject to corporate income taxes related to assets held by it that it sold during the 5-year period following the date of conversion to the extent such sold assets had a built-in gain as of January 1, 2020. The Company disposed of certain, primarily single-tenant REIT assets after the REIT conversion within the 5-year period. All such sales were completed using 1031 Exchanges or other deferred tax structures to mitigate the built-in gain tax liability of conversion.

Total income tax benefit (expense) is summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Income Tax Benefit (Expense)	$(446)	$339	$(604)

The provisions for income tax benefit (expense) are summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Income Tax Benefit (Expense):
Current:
Federal	$(288)	$(119)	$(83)
State	—	—	—
Total Current	(288)	(119)	(83)
Deferred:
Federal	(85)	405	(427)
State	(73)	53	(94)
Total Deferred	(158)	458	(521)
Total Income Tax Benefit (Expense):	$(446)	$339	$(604)

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

The sources of these differences and the related deferred income tax assets (liabilities) are summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred Income Tax Assets
Capital Loss Carryforward	$1,493	$1,506
Net Operating Loss Carryforward	2,388	2,499
Gross Deferred Income Tax Assets	3,881	4,005
Less - Valuation Allowance	(1,493)	(1,506)
Net Deferred Income Tax Assets	2,388	2,499
Deferred Income Tax Liabilities
Unrealized Gain on Investment Securities	(79)	(32)
Total Deferred Income Tax Liabilities	(79)	(32)
Net Deferred Income Tax Liabilities	$2,309	$2,467

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. We consider past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2025 and 2024, the Company had $2.4 million and $2.5 million in deferred tax assets related to net operating loss (“NOL”) carryforwards, respectively. The Tax Cuts and Jobs Act allows for indefinite carryforwards for all NOLs generated in taxable years beginning after December 31, 2017. Accordingly, as of December 31, 2025 and 2024, no valuation allowance was considered necessary related to the Company’s NOL carryforwards. The Company had a capital loss carryforwards totaling $5.9 million for each of the years ended December 31, 2025 and 2024. Although the Company utilized less than $0.1 million, $0.4 million, and $0.6 million of the capital loss carryforwards during the years ended December 31, 2025, 2024, and 2023, respectively, the Company does not currently anticipate being able to fully utilize the remaining capital loss carryforwards prior to their expiration on December 31, 2026 and, accordingly, has allowed for the $1.5 million deferred tax asset in full for each of the years ending December 31, 2025 and 2024.

Following is a reconciliation of the income tax computed at the federal statutory rate of 21% for 2025, 2024, and 2023, individually, for continuing operations (in thousands):

	Year Ended December 31,
	2025		2024		2023
Income Tax Benefit (Expense) Computed at Federal Statutory Rate	$21	0.2%	$384	16.7%	$(353)	(5.8)%
Increase (Decrease) Resulting from:
State Income Tax, Net of Federal Income Tax Benefit (1)	5	0.0%	101	4.4%	(92)	(1.5)%
Income Tax on Permanently Non-Deductible Items	(279)	(2.6)%	(153)	(6.6)%	(158)	(2.6)%
Change in Valuation Allowance	13	0.1%	157	6.8%	113	1.8%
State Franchise Tax Expense of REIT (2)	(183)	(1.7)%	—	0.0%	—	0.0%
Other Reconciling Items	(23)	(0.2)%	(150)	(6.5)%	(114)	(1.9)%
Benefit (Expense) for Income Taxes	$(446)	(4.2)%	$339	14.7%	$(604)	(9.8)%
(1)	Represents state income taxes in the State of Florida.
(2)	State franchise tax expense of the REIT is included in Other Reconciling Items for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09.

The effective income tax rate assumes a blended rate for estimated state and local taxes on its income and property. The effective income tax rate for the years ended December 31, 2025, 2024, and 2023 was (4.2)%, 14.7%, and (9.8)%, respectively. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. There were no discrete events during the years ended December 31, 2025, 2024 or 2023.

For prior taxable years through the year ended December 31, 2024, the Company has filed a consolidated income tax return in the United States Federal jurisdiction, and in all required states. The Internal Revenue Service (“IRS”) has audited the federal tax returns through the year 2013, with all proposed adjustments settled. The Florida Department of Revenue has audited the Florida tax returns through the year 2015, with all proposed adjustments settled. For the years ended December 31, 2025, 2024, and 2023, the Company recognized no uncertain tax positions or accrued interest and penalties for uncertain tax positions. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision (benefit) in the applicable period.

Income tax payments, net of refunds received, totaled $0.2 million during the year ended December 31, 2025. Income tax refunds received, net of payments made, totaled $0.1 million in each of the years ended December 31, 2024 and 2023.

NOTE 22.       COMMITMENTS AND CONTINGENCIES

MINIMUM FUTURE RENTAL PAYMENTS

The Company leases, as lessee, certain equipment under operating leases. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2025, are summarized as follows (in thousands):

Year Ending December 31,	Amounts
2026	$129
2027	131
2028	19
2029	6
2030	—
2031 and Thereafter (Cumulative)	—
Total Lease Payments	$285
Imputed Interest	(56)
Operating Leases - Liability	$229

Rental expense under all operating leases amounted to $0.1 million for each of the years ended December 31, 2025, 2024, and 2023.

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

CONTRACTUAL COMMITMENTS – EXPENDITURES

The Company has committed to fund the following capital improvements. The improvements, which are related to several properties, are estimated to be generally completed within twelve months. These commitments, as of December 31, 2025, are as follows (in thousands):

As of December 31, 2025
Total Commitment (1)	$23,105
Less Amount Funded	(2,612)
Remaining Commitment	$20,493
(1)	Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

The Company has unfunded loan commitments under two construction loans as described in Note 4, “Commercial Loans and Investments.” The unfunded portion of these construction loans totaled $51.6 million as of December 31, 2025.

As of December 31, 2025, we have no other contractual requirements to make capital expenditures.

NOTE 23.       BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, management services, commercial loans and investments, and real estate operations. The management services segment consists of the revenue generated from managing PINE, the Portfolio Management Agreement and the Subsurface Management Agreement, as described further in Note 5, “Management Services Business”

Our income property operations consist of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 87.2% and 88.0% of our identifiable assets as of December 31, 2025 and 2024, respectively, and 88.4%, 88.8%, and 88.6%, of our consolidated revenues for the years ended December 31, 2025, 2024, and 2023, respectively. Our management fee income consists primarily of the management fees earned for the management of PINE during the three years ended December 31, 2025, 2024, and 2023, as well as from the Portfolio Management Agreement during the three years ended December 31, 2025, 2024, and 2023, and the Subsurface Management Agreement during the years ended December 31, 2025 and 2024. As of December 31, 2025, our commercial loan and investment portfolio consisted of four commercial loan investments and two preferred equity investments which are classified as commercial loan investments. Our real estate operations consists of revenues generated from the sale of and royalty income related to our interests in subsurface oil, gas, and mineral rights, and the sale of mitigation credits. The Company’s assets underlying its real estate operations were sold during the year ended December 31, 2024, therefore, no further revenues are expected from this segment.

The Company evaluates segment performance based on operating income. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in different segments for the year ended December 31, 2025 is as follows (in thousands):

	Income Properties	Management Services	Commercial Loans and Investments	Total
Revenues:
Income Properties	$132,156	$—	$—	$132,156
Management Fee Income	—	4,849	—	4,849
Interest Income From Commercial Loans and Investments	—	—	12,540	12,540
Total Revenues for Reportable Segments	$132,156	$4,849	$12,540	$149,545

Operating Expenses:
Income Properties	$(37,923)	$—	$—	$(37,923)
Total Revenues Less Direct Costs of Revenues	$94,233	$4,849	$12,540	$111,622
Provision for Impairment	—	—	(68)	(68)
Depreciation and Amortization - Real Estate	(59,947)	—	—	(59,947)
Total Revenues Less Operating Expenses for Reportable Segments	$34,286	$4,849	$12,472	$51,607
Gain on Disposition of Assets	21,452	—	—	21,452
Net Income From Operations for Reportable Segments	$55,738	$4,849	$12,472	$73,059

Reconciliation to Consolidated Net Income
General and Administrative Expenses				(18,527)
Investment and Other Income				3,451
Interest Expense				(26,928)
Loss on Extinguishment of Debt				(20,449)
Depreciation and Amortization - Other				(68)
Net Income Before Income Tax Expense				$10,538
Income Tax Expense				(446)
Net Income Attributable to the Company				$10,092

Information about the Company’s operations in different segments for the year ended December 31, 2024 is as follows (in thousands):

	Income Properties	Management Services	Commercial Loans and Investments	Real Estate Operations	Total
Revenues:
Income Properties	$110,591	$—	$—	$—	$110,591
Management Fee Income	—	4,590	—	—	4,590
Interest Income From Commercial Loans and Investments	—	—	7,357	—	7,357
Real Estate Operations	—	—	—	1,981	1,981
Total Revenues for Reportable Segments	$110,591	$4,590	$7,357	$1,981	$124,519

Operating Expenses:
Income Properties	$(31,785)	$—	$—	$—	$(31,785)
Real Estate Operations	—	—	—	(1,437)	(1,437)
Total Revenues Less Direct Costs of Revenues	$78,806	$4,590	$7,357	$544	$91,297
Provision for Impairment	—	—	(676)	—	(676)
Depreciation and Amortization - Real Estate	(64,981)	—	—	—	(64,981)
Total Revenues Less Operating Expenses for Reportable Segments	$13,825	$4,590	$6,681	$544	$25,640
Gain on Disposition of Assets	3,763	—	—	4,545	8,308
Net Income From Operations for Reportable Segments	$17,588	$4,590	$6,681	$5,089	$33,948

Reconciliation to Consolidated Net Income
General and Administrative Expenses					(16,269)
Investment and Other Income					2,606
Interest Expense					(22,521)
Depreciation and Amortization - Other					(68)
Net Loss Before Income Tax Benefit					$(2,304)
Income Tax Benefit					339
Net Loss Attributable to the Company					$(1,965)

Information about the Company’s operations in different segments for the year ended December 31, 2023 is as follows (in thousands):

	Income Properties	Management Services	Commercial Loans and Investments	Real Estate Operations	Total
Revenues:
Income Properties	$96,663	$—	$—	$—	$96,663
Management Fee Income	—	4,388	—	—	4,388
Interest Income From Commercial Loans and Investments	—	—	4,084	—	4,084
Real Estate Operations	—	—	—	3,984	3,984
Total Revenues for Reportable Segments	$96,663	$4,388	$4,084	$3,984	$109,119

Operating Expenses:
Income Properties	$(28,455)	$—	$—	$—	$(28,455)
Real Estate Operations	—	—	—	(1,723)	(1,723)
Total Revenues Less Direct Costs of Revenues	$68,208	$4,388	$4,084	$2,261	$78,941
Provision for Impairment	(929)	—	(627)	—	(1,556)
Depreciation and Amortization - Real Estate	(44,107)	—	—	—	(44,107)
Total Revenues Less Operating Expenses for Reportable Segments	$23,172	$4,388	$3,457	$2,261	$33,278
Gain on Disposition of Assets	7,543	—	—	—	7,543
Net Income From Operations for Reportable Segments	$30,715	$4,388	$3,457	$2,261	$40,821

Reconciliation to Consolidated Net Income
General and Administrative Expenses					(14,249)
Investment and Other Income					1,987
Interest Expense					(22,359)
Depreciation and Amortization - Other					(66)
Net Income Before Income Tax Expense					$6,134
Income Tax Expense					(604)
Net Income Attributable to the Company					$5,530

Capital expenditures of each segment as of December 31, 2025, 2024, and 2023 are as follows (in thousands):

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Capital Expenditures:
Income Properties	$160,189	$241,859	$102,688
Commercial Loans and Investments	14,339	63,930	32,869
Corporate and Other	38	39	261
Total Capital Expenditures	$174,566	$305,828	$135,818

Identifiable assets of each segment as of December 31, 2025 and 2024 are as follows (in thousands):

	As of
	December 31, 2025	December 31, 2024
Identifiable Assets:
Income Properties	$1,102,631	$1,039,466
Management Services	2,465	1,481
Commercial Loans and Investments	118,129	114,107
Real Estate Operations	455	611
Corporate and Other	40,222	25,979
Total Assets	$1,263,902	$1,181,644

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

The Management Services and Real Estate Operations segments had no capital expenditures during the years ended December 31, 2025, 2024 or 2023.

NOTE 24.     SUBSEQUENT EVENTS

Subsequent events and transactions were evaluated through February 19, 2026, the date the consolidated financial statements were issued. There were no reportable subsequent events or transactions.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2025

(In thousands)

				Costs Capitalized
		Initial Cost to Company		Subsequent to Acquisition
Description	Encumbrances	Land	Buildings & Improvements	Improvements	Carrying Costs
Income Properties:
Crabby's Oceanside, Daytona Beach, FL	—	5,836	4,249	260	—
LandShark Bar & Grill, Daytona Beach, FL	—	5,836	4,577	10	—
5401 Watson Dr. SE, Albuquerque, NM	—	5,739	29,537	12	—
The Strand at St. Johns Town Center, Jacksonville, FL	—	12,551	36,431	1,498	—
Crossroads Towne Center, Chandler, AZ	—	5,842	38,881	184	—
Ashford Lane, Atlanta, GA	—	37,717	33,422	32,039	—
Beaver Creek Crossings, Apex, NC	—	21,391	39,194	5,362	—
369 N. New York Ave., Winter Park, FL	—	8,537	6,023	1,542	—
The Exchange at Gwinnett, Buford, GA	—	6,980	38,100	85	—
Price Plaza, Katy, TX	17,800	15,633	17,978	1,127	—
Madison Yards, Atlanta, GA	—	19,780	47,938	748	—
West Broad Village, Glen Allen, VA	—	13,650	65,829	4,087	—
Collection at Forsyth, Cummings, GA	—	13,156	75,286	5,619	—
Plaza at Rockwall, Rockwall, TX	—	14,793	42,391	2,738	—
Marketplace at Seminole Towne Center, Sanford, FL	—	12,555	50,336	586	—
Carolina Pavilion, Charlotte, NC	—	18,666	64,106	1,599	—
Lake Brandon Village, Brandon, FL	—	4,426	9,718	—	—
Millenia Crossing, Orlando, FL	—	4,971	18,957	—	—
Granada Plaza, Dunedin, FL	—	4,010	11,921	—	—
Ashley Park, Newnan, GA	—	26,004	40,964	670	—
Pompano Citi Centre, Pompano Beach, FL	—	30,939	32,369	—	—
	$17,800	$289,012	$708,207	$58,164	$—
(1)	The aggregate cost, net of deferred tax liabilities, of Income Properties, Land, Buildings, and Improvements for Federal income tax purposes at December 31, 2025 is approximately $844.1 million.

Gross Amount at Which

Carried at Close of Period

December 31, 2025

(In thousands)

	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Completion of Construction	Date Acquired	Life
Income Properties:
Crabby's Oceanside, Daytona Beach, FL	5,836	4,509	10,345	1,788	01/25/18	N/A	40 Yrs.
LandShark Bar & Grill, Daytona Beach, FL	5,836	4,587	10,423	1,788	01/25/18	N/A	40 Yrs.
5401 Watson Dr. SE, Albuquerque, NM	5,739	29,549	35,288	8,152	N/A	10/4/2018	45 Yrs.
The Strand at St. Johns Town Center, Jacksonville, FL	12,551	37,929	50,480	8,767	N/A	12/9/2019	48 Yrs.
Crossroads Towne Center, Chandler, AZ	5,842	39,065	44,907	7,754	N/A	1/24/2020	35 Yrs.
Ashford Lane, Atlanta, GA	37,717	65,461	103,176	15,018	N/A	3/18/2020	36 Yrs.
Beaver Creek Crossings, Apex, NC	21,391	44,556	65,947	7,896	N/A	12/2/2021	30 Yrs.
369 N. New York Ave., Winter Park, FL	8,537	7,565	16,102	2,325	N/A	12/20/2021	30 Yrs.
The Exchange at Gwinnett, Buford, GA	6,980	38,185	45,165	4,309	N/A	12/30/2021	45 Yrs.
Price Plaza, Katy, TX	15,633	19,105	34,738	4,218	N/A	3/3/2022	25 Yrs.
Madison Yards, Atlanta, GA	19,780	48,686	68,466	4,719	N/A	7/8/2022	42 Yrs.
West Broad Village, Glen Allen, VA	13,650	69,916	83,566	9,263	N/A	10/14/2022	40 Yrs.
Collection at Forsyth, Cummings, GA	13,156	80,905	94,061	12,258	N/A	12/29/2022	31 Yrs.
Plaza at Rockwall, Rockwall, TX	14,793	45,129	59,922	5,242	N/A	6/9/2023	40 Yrs.
Marketplace at Seminole Towne Center, Sanford, FL	12,555	50,922	63,477	3,026	N/A	3/20/2024	45 Yrs.
Carolina Pavilion, Charlotte, NC	18,666	65,705	84,371	5,944	N/A	8/20/2024	25 Yrs.
Lake Brandon Village, Brandon, FL	4,426	9,718	14,144	961	N/A	8/20/2024	20 Yrs.
Millenia Crossing, Orlando, FL	4,971	18,957	23,928	1,089	N/A	8/20/2024	40 Yrs.
Granada Plaza, Dunedin, FL	4,010	11,921	15,931	502	N/A	12/16/2024	35 Yrs.
Ashley Park, Newnan, GA	26,004	41,634	67,638	2,248	N/A	3/3/2025	31 Yrs.
Pompano Citi Centre, Pompano Beach, FL	30,939	32,369	63,308	—	N/A	12/17/2025	30 Yrs.
	$289,012	$766,371	$1,055,383	$107,268

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2025

(In thousands)

	2025	2024	2023
Cost:
Balance at Beginning of Year	$978,228	$781,621	$763,959
Additions and Improvements	145,632	227,843	97,772
Cost of Real Estate Sold	(68,477)	(31,236)	(80,110)
Balance at End of Year	$1,055,383	$978,228	$781,621

Accumulated Depreciation:
Balance at Beginning of Year	82,864	51,425	35,512
Depreciation and Amortization	35,188	34,063	25,664
Depreciation on Real Estate Sold	(10,784)	(2,624)	(9,751)
Balance at End of Year	$107,268	$82,864	$51,425

Reconciliation to Consolidated Balance Sheet at December 31, 2025:
Income Properties, Land, Buildings, and Improvements	$1,055,383	$978,228
	1,055,383	978,228
Cost Basis of Assets Classified as Held for Sale on Balance Sheet	—	—
Total Per Schedule	$1,055,383	$978,228

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

FOR THE YEAR ENDED DECEMBER 31, 2025

(In thousands)

There was a portfolio of four commercial loan investments and two preferred equity investments which are classified as a commercial loan investments as of December 31, 2025 (in thousands).

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amounts of Mortgages (2)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Preferred Investment – Watters Creek – Allen, TX	9.50%	April 2027	Monthly Interest Payments	$—	$30,000	$29,980	$—
Mortgage Note – Founders Square – Dallas, TX (1)	8.75%	March 2027	Monthly Interest Payments	—	15,000	14,992	—
Series A Preferred Investment	14.00%	July 2029	Monthly Interest Payments	—	10,000	9,929	—
Construction Loan - Rivana - Herndon, VA (2)	11.50%	September 2028	Monthly Interest Payments	—	59,450	32,478	—
Construction Loan - Whole Foods - Forsyth, GA	12.15%	May 2027	Monthly Interest Payments	—	40,200	13,588	—
Mortgage Note - Mainstreet - Daytona Beach, FL	6.50%	August 2030	Monthly Interest Payments	—	5,000	4,977	—

Totals				$—	$159,650	$105,944	$—
CECL Reserve						(1,140)
Total Commercial Loans and Investments						$104,804

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

FOR THE YEAR ENDED DECEMBER 31, 2025 (continued)

(In thousands)

The following represents the activity within the Company’s commercial loans and investments segment for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Balance at Beginning of Year	$105,043	$61,849	$31,908
Additions During the Year:
New Mortgage Loans	13,998	63,273	32,711
Collection of Origination Fees	340	656	158
Accretion of Origination Fees (1)	733	276	137
Deductions During the Year:
Collection of Principal	(15,242)	(20,335)	(986)
Foreclosure	—	—	(1,452)
Impairment / CECL Reserve	(68)	(676)	(627)
Balance at End of Year	$104,804	$105,043	$61,849
(1)	Non-cash accretion of loan origination fees.
(2)	The aggregate carrying amount of mortgages for Federal income tax purposes at December 31, 2025 totaled $108.0 million.