Form 10-Q
period 2026-03-31
CTO Realty Growth, Inc.
filed 2026-04-28
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 21, 2026, there were 33,783,592 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CTO REALTY GROWTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	(Unaudited) March 31, 2026	December 31, 2025
ASSETS
Real Estate:
Land, at Cost	$278,594	$289,012
Building and Improvements, at Cost	778,031	766,371
Other Furnishings and Equipment, at Cost	923	923
Construction in Process, at Cost	4,913	4,091
Total Real Estate, at Cost	1,062,461	1,060,397
Less, Accumulated Depreciation	(110,422)	(107,268)
Real Estate—Net	952,039	953,129
Land and Development Costs	-	300
Intangible Lease Assets—Net	86,479	84,710
Assets Held for Sale—See Note 22	72,126	—
Investment in Alpine Income Property Trust, Inc.	44,488	41,324
Commercial Loans and Investments	80,713	104,804
Cash and Cash Equivalents	8,282	6,467
Restricted Cash	10,587	34,652
Deferred Income Taxes—Net	2,309	2,309
Other Assets—See Note 10	42,644	36,207
Total Assets	$1,299,667	$1,263,902
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$1,852	$1,709
Accrued and Other Liabilities—See Note 16	23,386	28,185
Deferred Revenue—See Note 17	16,911	18,802
Intangible Lease Liabilities—Net	32,562	31,486
Income Taxes Payable	61	29
Long-Term Debt—Net	649,532	616,345
Total Liabilities	724,304	696,556
Commitments and Contingencies—See Note 20
Stockholders’ Equity:
Preferred Stock – 100,000,000 shares authorized; $0.01 par value, 6.375% Series A Cumulative Redeemable Preferred Stock, $25.00 Per Share Liquidation Preference, 4,713,069 shares issued and outstanding at March 31, 2026 and December 31, 2025	47	47
Common Stock – 500,000,000 shares authorized; $0.01 par value, 33,293,471 shares issued and outstanding at March 31, 2026 and 32,372,291 shares issued and outstanding at December 31, 2025	333	324
Additional Paid-In Capital	396,749	382,494
Retained Earnings	176,442	184,886
Accumulated Other Comprehensive Income (Loss)	1,792	(405)
Total Stockholders’ Equity	575,363	567,346
Total Liabilities and Stockholders’ Equity	$1,299,667	$1,263,902

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenues
Income Properties	$36,580	$31,672
Management Fee Income	1,349	1,178
Interest Income From Commercial Loans and Investments	3,244	2,961
Total Revenues	41,173	35,811
Direct Cost of Revenues
Income Properties	(10,168)	(8,891)
Total Direct Cost of Revenues	(10,168)	(8,891)
General and Administrative Expenses	(5,077)	(4,683)
Provision for Impairment and Adjustment to CECL Reserve	321	—
Depreciation and Amortization	(15,956)	(14,364)
Total Operating Expenses	(30,880)	(27,938)
Total Operating Income	10,293	7,873
Investment and Other Income	3,243	575
Interest Expense	(7,271)	(6,136)
Income Before Income Tax Expense	6,265	2,312
Income Tax Expense	(60)	(51)
Net Income Attributable to the Company	6,205	2,261
Distributions to Preferred Stockholders	(1,878)	(1,878)
Net Income Attributable to Common Stockholders	$4,327	$383

Per Share Information—See Note 12:
Basic and Diluted Net Income Attributable to Common Stockholders	$0.13	$0.01

Weighted Average Number of Common Shares
Basic	32,519,156	31,552,973
Diluted	32,522,938	31,595,431

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended March 31
	2026	2025
Net Income Attributable to the Company	$6,205	$2,261
Other Comprehensive Income (Loss):
Cash Flow Hedging Derivative - Interest Rate Swaps	2,197	(7,271)
Total Other Comprehensive Income (Loss)	2,197	(7,271)
Total Comprehensive Income (Loss)	$8,402	$(5,010)

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

For the three months ended March 31, 2026:

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance January 1, 2026	$47	$324	$382,494	$184,886	$(405)	$567,346
Net Income Attributable to the Company	—	—	—	6,205	—	6,205
Vested Restricted Stock and Performance Shares	—	2	(1,251)	—	—	(1,249)
Stock Issuance to Directors	—	—	381	—	—	381
Stock Issuance, Net of Equity Issuance Costs	—	7	14,120	—	—	14,127
Stock-Based Compensation Expense	—	—	1,005	—	—	1,005
Preferred Stock Dividends Declared for the Period	—	—	—	(1,878)	—	(1,878)
Common Stock Dividends Declared for the Period	—	—	—	(12,771)	—	(12,771)
Other Comprehensive Income	—	—	—	—	2,197	2,197
Balance March 31, 2026	$47	$333	$396,749	$176,442	$1,792	$575,363

For the three months ended March 31, 2025:

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance January 1, 2025	$47	$317	$367,828	$232,089	$12,517	$612,798
Net Income Attributable to the Company	—	—	—	2,261	—	2,261
Vested Restricted Stock and Performance Shares	—	1	(1,035)	—	—	(1,034)
Stock Issuance to Directors	—	—	401	—	—	401
Payment of Equity Issuance Costs	—	—	(75)		—	(75)
Stock-Based Compensation Expense	—	—	881	—	—	881
Preferred Stock Dividends Declared for the Period	—	—	—	(1,878)	—	(1,878)
Common Stock Dividends Declared for the Period	—	—	—	(12,200)	—	(12,200)
Other Comprehensive Loss	—	—	—	—	(7,271)	(7,271)
Balance March 31, 2025	$47	$318	$368,000	$220,272	$5,246	$593,883

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flow from Operating Activities:
Net Income Attributable to the Company	$6,205	$2,261
Adjustments to Reconcile Net Income Attributable to the Company to Net Cash Provided by Operating Activities:
Depreciation and Amortization	15,956	14,364
Amortization of Intangible Assets and Liabilities to Income Property Revenue	(910)	(449)
Amortization of Deferred Financing Costs to Interest Expense	341	328
Amortization of Discount on Convertible Debt	—	39
Provision for Impairment and Adjustment to CECL Reserve	(321)	—
Accretion of Commercial Loans and Investments Origination Fees	(297)	(164)
Non-Cash Imputed Interest	(5)	(5)
Deferred Income Taxes	—	(27)
Unrealized Loss (Gain) on Investment Securities	(2,136)	165
Non-Cash Compensation	1,406	1,283
Decrease (Increase) in Assets:
Refundable Income Taxes	—	35
Other Assets	(2,149)	(722)
Increase (Decrease) in Liabilities:
Accounts Payable	143	(1,539)
Accrued and Other Liabilities	(2,409)	(3,774)
Deferred Revenue	(1,253)	(1,484)
Income Taxes Payable	33	—
Net Cash Provided By Operating Activities	14,604	10,311
Cash Flow from Investing Activities:
Acquisition of Real Estate and Intangible Lease Assets and Liabilities	(81,753)	(80,022)
Investments in and Improvements to Real Estate	(3,615)	(854)
Acquisition of Commercial Loans and Investments	(5,292)	(1,431)
Principal Payments Received on Commercial Loans and Investments	30,000	1,638
Cash Paid from Commercial Loan Reserves	(2,057)	—
Acquisition of Investment Securities	(8,675)	—
Proceeds from the Sale of Investment Securities	2,717	—
Net Cash Used In Investing Activities	(68,675)	(80,669)
Cash Flow From Financing Activities:
Proceeds from Long-Term Debt	92,000	93,000
Payments on Long-Term Debt	(59,000)	(10,000)
Cash Paid for Loan Fees	—	(45)
Cash Proceeds from Common Stock Issuance	381	401
Cash Paid for Vesting of Restricted Stock	(1,249)	(1,034)
Proceeds from (Cash Paid for) Issuance of Common and Preferred Stock, Net	14,127	(75)
Dividends Paid - Preferred Stock	(1,878)	(1,878)
Dividends Paid - Common Stock	(12,560)	(12,008)
Net Cash Provided By Financing Activities	31,821	68,361
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(22,250)	(1,997)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	41,119	17,361
Cash, Cash Equivalents and Restricted Cash, End of Period	$18,869	$15,364

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$8,282	$8,428
Restricted Cash	10,587	6,936
Total Cash	$18,869	$15,364

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$6,418	$5,300

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Gain (Loss) on Cash Flow Hedges	$2,197	$(7,271)
Common Stock Dividends Declared and Unpaid	$211	$192

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

As of March 31, 2026, we own and manage, sometimes utilizing third-party property management companies, 22 commercial real estate properties in seven states in the United States, comprising 5.9 million square feet of gross leasable space. In addition to our income property portfolio, as of March 31, 2026, our business included the following:

Management Services: A fee-based management business that is engaged in managing Alpine Income Property Trust, Inc. (“PINE”), as well as a portfolio of assets pursuant to the Portfolio Management Agreement (hereinafter defined), and a portfolio of subsurface interests, as further described in Note 5, “Management Services Business”.

Commercial Loans and Investments: A portfolio of four commercial loan investments and one preferred equity investment which is classified as a commercial loan investment.

Investment in PINE: Our business also includes our investment in PINE. As of March 31, 2026, the fair value of our investment totaled $44.5 million, or 14.0% of PINE’s outstanding common equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business, properties, and other matters. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and the results of operations for the interim periods.

The results of operations for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other entities in which we have a controlling interest. Any real estate entities or properties included in the consolidated financial statements have been consolidated only for the periods that such entities or properties were owned or under control by us. All inter-company balances and transactions have been eliminated in the consolidated financial statements. As of March 31, 2026, the Company has an equity investment in PINE.

Segment Reporting

ASC Topic 280, Segment Reporting, establishes standards related to the manner in which enterprises report operating segment information. The Company operates in three primary business segments including income properties, management services, and commercial loans and investments as further discussed within Note 21, “Business Segment Data”.  The Company has no other reportable segments. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on a disaggregated basis for purposes of allocating and evaluating financial performance.

Real Estate

The Company’s real estate assets are carried at cost, less accumulated depreciation and amortization and impairment losses, if any. Such assets are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to the applicable property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the Company’s consolidated statement of operations. The amount of depreciation of real estate, exclusive of amortization related to intangible assets, recognized for the three months ended March 31, 2026 and March 31, 2025, was $9.7 million and $8.3 million, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of March 31, 2026 and December 31, 2025 include certain amounts over the Federal Deposit Insurance Corporation limits.

Restricted Cash

Restricted cash totaled $10.6 million at March 31, 2026, consisting of (i) $9.6 million held in three reserve accounts related to the Company’s commercial loans and investments for interest, real estate tax and/or construction costs and (ii) $1.0 million held in escrow to fund certain construction commitments.

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

Changes in fair value of the hedging instruments that are highly effective and designated and qualified as cash-flow hedges are recorded in other comprehensive income and loss, until earnings are affected by the variability in cash flows of the designated hedged items (see Note 15, “Interest Rate Swaps”).

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at March 31, 2026 and December 31, 2025, approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s Credit Facility (hereinafter defined) as of March 31, 2026 and December 31, 2025, approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s fixed rate commercial loans and investments, the 2027 Term Loan (hereinafter defined), the 2028 Term Loan (hereinafter defined), the 2029 Term Loan (hereinafter defined), the 2030 Term Loan (hereinafter defined), and mortgage note held as of March 31, 2026 and December 31, 2025 are measured at fair value based on current market rates for financial instruments with similar risks and maturities (see Note 7, “Fair Value of Financial Instruments”).

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

Accounts Receivable

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of accrued tenant reimbursable expenses and other tenant receivables. Receivables related to income property tenants totaled $3.8 million and $3.9 million as of March 31, 2026 and December 31, 2025, respectively.

The collectability of the aforementioned receivables shall be considered and adjusted through an allowance for doubtful accounts which is included in income property revenue on the consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the Company’s allowance for doubtful accounts totaled $2.8 million and $2.6 million, respectively.

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

The Company uses the asset and liability method to account for income taxes for the Company’s TRS. Deferred income taxes result primarily from the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes (see Note 19, “Income Taxes”). In June 2006, the FASB issued additional guidance, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements included in income taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. In accordance with FASB guidance included in income taxes, the Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. Additionally, the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to the FASB guidance.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.

The Company also has certain concentrations that make up more than 10% of our income property portfolio, as described below:

●	Square Footage Concentrations. As of March 31, 2026, a total of 28%, 23%, 18% and 17% of the Company’s income property portfolio, based on square footage, were located in the states of Georgia, Florida, Texas, and North Carolina, respectively. As of December 31, 2025, a total of 30%, 25%, 18%, and 12% of the Company’s income property portfolio, based on square footage, were located in the states of Georgia, Florida, North Carolina, and Texas, respectively.
●	Tenant Concentrations. We did not have any tenants that accounted for more than 10% of total revenues during the three months ended March 31, 2026 or 2025.
●	Base Rent Concentrations. A total of 34%, 23%, 15%, and 13% of our base rent revenue during the three months ended March 31, 2026 was generated from tenants located in Georgia, Florida, Texas, and North Carolina, respectively. A total of 37%, 18%, 14%, and 14% of our base rent revenue during the three months ended March 31, 2025 was generated from tenants located in Georgia, Florida, North Carolina and Texas, respectively.

Recent Accounting Developments

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) which requires additional disclosures regarding a public company’s expenses and addresses requests from investors for more detailed information about the types of expenses (e.g., purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (e.g., cost of sales; selling, general, and administrative (SG&A); and research and development (R&D)). ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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

The components of leasing revenue are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Leasing Revenue
Lease Payments	$27,514	$23,926
Variable Lease Payments	9,066	7,746
Total Leasing Revenue	$36,580	$31,672

Minimum future base rental receipts under non-cancelable operating leases, excluding percentage rent and other lease payments that are not fixed and determinable, having remaining terms in excess of one year subsequent to March 31, 2026, are summarized as follows (in thousands):

Year Ending December 31,	Amounts
Remainder of 2026	$82,512
2027	99,935
2028	85,484
2029	69,852
2030	59,415
2031	45,564
2032 and Thereafter (Cumulative)	115,506
Total	$558,268

2026 Acquisitions. During the three months ended March 31, 2026, the Company acquired Palms Crossing, an open-air shopping center located in McAllen, TX, for a purchase price of $81.6 million, or a total acquisition cost of $81.8 million, including capitalized acquisition costs. Palms Crossing comprises approximately 399,000 square feet, was 98% occupied at acquisition, and had a weighted average remaining lease term of 4.5 years at acquisition. Of the total acquisition costs, $9.4 million was allocated to land, $59.5 million was allocated to buildings and improvements, $16.2 million was allocated to intangible assets pertaining to the in-place lease value, leasing costs, and above market lease value and $3.3 million was allocated to intangible liabilities for the below market lease value.

2025 Acquisitions. During the three months ended March 31, 2025, the Company acquired Ashley Park, a shopping center located in Newnan, GA, for a purchase price of $79.8 million, or a total acquisition cost of $80.0 million, including capitalized acquisition costs. Ashley Park comprises approximately 559,000 square feet, was 92% occupied at acquisition, and had a weighted average remaining lease term of 4.1 years at acquisition. Of the total acquisition costs, $26.0 million was allocated to land, $40.9 million to buildings and improvements, $16.8 million to intangible assets pertaining to the in-place lease value, leasing costs, and above market lease value and $3.7 million to intangible liabilities for the below market lease value.

2026 and 2025 Dispositions. No income properties were disposed of during the three months ended March 31, 2026 or 2025, respectively.

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

2026 Activity. During the three months ended March 31, 2026, the Company’s $30.0 million Watters Creek preferred equity investment was repaid in full, including all accrued interest. In addition, the Company funded $5.3 million under existing construction loan commitments, net of origination fees received.

2025 Activity. During the three months ended March 31, 2025, no new commercial loans or investments were originated, however $1.4 million of funding was provided for existing construction loans.

Other Activity. Certain commercial loans and investments outstanding as of March 31, 2026 required determinations, at origination, related to variable interest entity matters as described herein:

●	Series A Preferred Investment. On July 11, 2024, the Company funded $10.0 million into an escrow account, which escrow closed on August 1, 2024 in exchange for 10,000 shares of 14.000% Series A preferred stock, with a $0.01 par value per share, of a subsidiary of a publicly-traded hospitality, entertainment and real-estate company (the “Series A Preferred Investment”). In connection with the investment, the Company received an origination fee of 1.0% or $0.1 million. The investment is not redeemable prior to July 11, 2029, except upon the occurrence of certain specified events. The Company determined, pursuant to FASB ASC Topic 810, Consolidation, that we do not have a variable interest in the entity underlying the Series A Preferred Investment; accordingly, FASB Topic ASC 320, Investments-Debt Securities, was applied and the investment was recorded in the consolidated balance sheets as a commercial loan investment at the time of acquisition.

The Company’s commercial loans and investments were comprised of the following at March 31, 2026 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Mortgage Note – Founders Square – Dallas, TX	March 2023	March 2027	15,000	15,000	14,941	9.50%
Series A Preferred Investment	July 2024	July 2029	10,000	10,000	9,934	14.00%
Construction Loan - Rivana - Herndon, VA (1)	September 2024	September 2028	59,450	36,907	35,346	11.54%
Construction Loan - Whole Foods - Forsyth, GA	November 2024	May 2027	40,200	16,509	16,333	12.15%
Mortgage Note - Mainstreet - Daytona Beach, FL	August 2025	August 2030	5,000	5,000	4,978	6.50%
			$129,650	$83,416	$81,532
CECL Reserve					(819)
Total Commercial Loans and Investments					$80,713
(1)	Amounts funded prior to December 31, 2025 carry a coupon rate of 11.50%, while draws subsequent to that date have a 12.00% coupon rate, including 10.00% cash and 2.00% accrued paid-in-kind interest. The disclosed rate of 11.54% represents the weighted average coupon rate as of March 31, 2026.

The Company’s commercial loans and investments were comprised of the following at December 31, 2025 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Preferred Investment – Watters Creek – Allen, TX	April 2022	April 2026	$30,000	$30,000	$29,980	9.50%
Mortgage Note – Founders Square – Dallas, TX (1)	March 2023	March 2027	15,000	15,000	14,992	8.75%
Series A Preferred Investment	July 2024	July 2029	10,000	10,000	9,929	14.00%
Construction Loan - Rivana - Herndon, VA (2)	September 2024	September 2028	59,450	34,246	32,478	11.50%
Construction Loan - Whole Foods - Forsyth, GA	November 2024	May 2027	40,200	13,804	13,588	12.15%
Mortgage Note - Mainstreet - Daytona Beach, FL	August 2025	August 2030	5,000	5,000	4,977	6.50%
			$159,650	$108,050	$105,944
CECL Reserve					(1,140)
Total Commercial Loans and Investments					$104,804

(1)	Coupon rate increased to 9.5% effective January 1, 2026.
(2)	Future draws funded will have a 12.0% coupon rate including 10% cash and 2.0% accrued paid-in-kind interest.

The carrying value of the commercial loans and investments portfolio at March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Current Face Amount	$83,416	$108,050
Unaccreted Origination Fees	(675)	(778)
Unaccreted Exit Fees	(1,209)	(1,328)
CECL Reserve	(819)	(1,140)
Total Commercial Loans and Investments	$80,713	$104,804

NOTE 5.  MANAGEMENT SERVICES BUSINESS

The Company’s management fee income is within the scope of FASB ASC Topic 606, Revenue from Contracts with Customers. Management fee income is recognized as revenue over time, over the period the services are performed.

Related Party Management of Alpine Income Property Trust. Pursuant to the Company’s management agreement with PINE, the Company generates a base management fee equal to 0.375% per quarter of PINE’s total equity (as defined in the management agreement and based on a 1.5% annual rate), calculated and payable in cash, quarterly in arrears. The Company has waived a portion of the base management fee attributable to the inclusion of the net cash proceeds from the issuance of PINE’s Series A Preferred Stock in PINE’s “total equity” (the “Incremental Equity Base”), such that the base management fee rate on the Incremental Equity Base is equal to 0.75% per annum (0.1875% per fiscal quarter), instead of 1.50% per annum (0.375% per fiscal quarter), as provided in the management agreement. The Company also has an opportunity to achieve additional cash flows as manager of PINE pursuant to an annual incentive fee based on PINE’s total stockholder return exceeding an 8% cumulative annual hurdle rate (the “Outperformance Amount”) subject to a high-water mark price. PINE would pay the Company an incentive fee with respect to each annual measurement period in an amount equal to the greater of (i) $0.00 and (ii) the product of (a) 15% multiplied by (b) the Outperformance Amount multiplied by (c) the weighted average shares. No incentive fee was earned for the year ended December 31, 2025.

The Company earned management fees from PINE of $1.3 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively. Dividend income for the each of the three month periods ended March 31, 2026 and 2025 totaled $0.7 million. Management fee revenue from PINE, included in management services, and dividend income, included in investment and other income, are reflected in the accompanying consolidated statements of operations.

The following table represents amounts due from PINE as of March 31, 2026 and December 31, 2025 which are included in other assets on the consolidated balance sheets (in thousands):

	As of
Description	March 31, 2026	December 31, 2025
Management Services Fee Due From PINE	$1,272	$1,142
Dividend Receivable	367	349
Other	68	888
Total	$1,707	$2,379

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

From time to time following PINE’s IPO, the Company’s Board of Directors has authorized the purchase by the Company of additional shares of common stock of PINE. Pursuant to these authorizations, the Company has purchased 431,912 shares of PINE common stock on the open market subsequent to PINE’s IPO for a total cost of $7.0 million, including fees, or a weighted average gross price of $16.15 per share. No purchases of PINE common stock were completed during the three months ended March 31, 2026.

As of March 31, 2026, the Company owns, in the aggregate, 1,223,854 OP Units and 1,247,702 shares of PINE common stock, representing an investment totaling $44.5 million, or 14.0% of PINE’s outstanding equity.

Portfolio Management Agreement. On December 4, 2023, the Company entered into an asset management agreement with a third party to manage a portfolio of multi-tenant and single-tenant assets (the “Portfolio Management Agreement”). Although the Company has no direct relationship with the third party, PINE is a lender to the third-party pursuant to a mortgage note originated by PINE which is secured by the portfolio. The Company receives (or expects to receive) asset management fees, disposition management fees, leasing commissions, and other fees related to the Company’s management and administration of the portfolio pursuant to the Portfolio Management Agreement. The Company also entered into a revenue sharing agreement with PINE whereby PINE will receive the portion of fees earned by the Company under the Portfolio Management Agreement which are attributable to the single tenant properties within the portfolio. Pursuant to the Portfolio Management Agreement, which is included in management fee income on the Company’s consolidated statements of operations, the Company recognized $0.1 million and less than $0.1 million of revenue during the three months ended March 31, 2026 and March 31, 2025, respectively.

Asset Management Agreement. The Company receives management and other fees pursuant to a subsurface management agreement. The Company recognized less than $0.1 million of revenue during each of the three months  ended March 31, 2026 and 2025 pursuant to this agreement, which is included in management fee income on the Company’s consolidated statements of operations.

NOTE 6. INVESTMENT SECURITIES

As of March 31, 2026, the Company owns, in the aggregate and on a fully diluted basis, 2.47 million shares of PINE, or 14.0% of PINE’s total common shares outstanding for an investment value of $44.5 million, which total includes 1.2 million OP Units, or 6.9%, which the Company received in exchange for the contribution of certain income properties to the PINE Operating Partnership, in addition to 1,247,702 shares of common stock owned by the Company, or 7.1%. The Company has elected the fair value option related to the aggregate investment in securities of PINE pursuant to ASC 825, otherwise such investments would have been accounted for under the equity method. For detailed financial information regarding PINE, please refer to its financial statements, which are publicly available on the website of the Securities and Exchange Commission at http://www.sec.gov under the ticker symbol “PINE.”

The Company calculates the unrealized gain or loss based on the closing stock price of PINE at each respective balance sheet date. The unrealized, non-cash gains and losses resulting from the changes in the closing stock price of PINE are included in investment and other income (loss) in the accompanying consolidated statements of operations.

The Company’s available-for-sale securities as of March 31, 2026 and December 31, 2025 are summarized below (in thousands):

	Cost	Unrealized Gains in Investment Income	Unrealized Losses in Investment Income	Estimated Fair Value (Level 1 Inputs)
March 31, 2026
Common Stock	$22,486	$—	$(27)	$22,459
Operating Units	23,253	—	(1,224)	22,029
Total Equity Securities	$45,739	$—	$(1,251)	$44,488

December 31, 2025
Common Stock	$22,486	$—	$(1,625)	$20,861
Operating Units	23,253	—	(2,790)	20,463
Total Equity Securities	$45,739	$—	$(4,415)	$41,324

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$8,282	$8,282	$6,467	$6,467
Restricted Cash - Level 1	$10,587	$10,587	$34,652	$34,652
Commercial Loans and Investments - Level 2	$80,713	$83,867	$104,804	$109,828
Long-Term Debt - Level 2	$649,532	$649,062	$616,345	$608,419

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

The following table presents the fair value of assets (liabilities) measured on a recurring basis by level as of March 31, 2026 and December 31, 2025 (in thousands). See Note 15, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2026
Cash Flow Hedge - 2027 Term Loan Interest Rate Swaps	$1,455	$—	$1,455	$—
Cash Flow Hedge - 2028 Term Loan Interest Rate Swaps	$(691)	$—	$(691)	$—
Cash Flow Hedge - 2029 Term Loan Interest Rate Swaps	$653	$—	$653	$—
Cash Flow Hedge - 2030 Term Loan Interest Rate Swaps	$617	$—	$617	$—
Cash Flow Hedge - Credit Facility Interest Rate Swaps	$(242)	$—	$(242)	$—
Investment Securities	$44,488	$44,488	$—	$—
December 31, 2025
Cash Flow Hedge - 2027 Term Loan Interest Rate Swaps	$1,496	$—	$1,496	$—
Cash Flow Hedge - 2028 Term Loan Interest Rate Swaps	$(1,351)	$—	$(1,351)	$—
Cash Flow Hedge - 2029 Term Loan Interest Rate Swaps	$(5)	$—	$(5)	$—
Cash Flow Hedge - 2030 Term Loan Interest Rate Swaps	$(48)	$—	$(48)	$—
Cash Flow Hedge - Credit Facility Interest Rate Swaps	$(497)	$—	$(497)	$—
Investment Securities	$41,324	$41,324	$—	$—

NOTE 8. INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	As of
	March 31, 2026	December 31, 2025
Intangible Lease Assets:
Value of In-Place Leases	$98,688	$99,346
Value of Above Market In-Place Leases	21,442	23,052
Value of Intangible Leasing Costs	30,004	29,963
Sub-total Intangible Lease Assets	150,134	152,361
Accumulated Amortization	(63,655)	(67,651)
Sub-total Intangible Lease Assets—Net	86,479	84,710
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(43,190)	(42,144)
Sub-total Intangible Lease Liabilities	(43,190)	(42,144)
Accumulated Amortization	10,628	10,658
Sub-total Intangible Lease Liabilities—Net	(32,562)	(31,486)
Total Intangible Assets and Liabilities—Net	$53,917	$53,224

The following table reflects the net amortization of intangible assets and liabilities during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Amortization Expense	$6,295	$6,028
Accretion to Income Properties Revenue	(910)	(449)
Net Amortization of Intangible Assets and Liabilities	$5,385	$5,579

Amortization expense and accretion to income properties revenue for the three months ended March 31, 2026 includes $0.4 million and $0.1 million, respectively, related to the acceleration of lease intangibles from certain lease terminations during the period. For the three months ended March 31, 2025, amortization expense and accretion to income properties revenue includes $0.7 million and $0.3 million, respectively, related to similar lease termination activity.

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

As of March 31, 2026	Future Amortization Expense	Future Accretion to Income Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
Remainder of 2026	$16,679	$(2,456)	$14,223
2027	17,460	(2,800)	14,660
2028	12,263	(2,664)	9,599
2029	8,074	(2,459)	5,615
2030	6,327	(2,058)	4,269
2031	5,211	(2,104)	3,107
2032 and Thereafter	11,062	(8,618)	2,444
Total	$77,076	$(23,159)	$53,917

As of March 31, 2026, the weighted average amortization period of total intangible assets and liabilities was 7.9 years and 9.5 years, respectively.

NOTE 9. PROVISION FOR IMPAIRMENT AND ADJUSTMENT TO CECL RESERVE

Income Properties. There were no impairment charges on the Company’s income property portfolio during the three months ended March 31, 2026 or 2025.

Commercial Loans and Investments. During the three months ended March 31, 2026, the Company recorded $0.3 million reduction to its CECL reserve related to its commercial loans and investments, primarily due to the reduction in the overall balance due to a repayment during the three months ended March 31, 2026. No CECL impairment was recognized during the three months ended March 31, 2025.

NOTE 10. OTHER ASSETS

Other assets consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	As of
	March 31, 2026	December 31, 2025
Income Property Tenant Receivables, Net of Allowance for Doubtful Accounts (1)	$3,778	$3,936
Income Property Straight-line Rent Adjustment	8,565	8,889
Income Property Leasing Commissions and Costs, Net	9,560	9,303
Operating Leases - Right-of-Use Asset	212	241
Cash Flow Hedge - Interest Rate Swap	3,612	2,999
Prepaid Expenses, Deposits, and Other	14,673	7,770
Due from Alpine Income Property Trust, Inc.	1,707	2,379
Financing Costs, Net of Accumulated Amortization	537	690
Total Other Assets	$42,644	$36,207
(1)	Allowance for doubtful accounts was $2.8 million and $2.6 million as of March 31, 2026 and December 31, 2025, respectively.

NOTE 11. EQUITY

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

On November 12, 2024, the Company implemented a $250.0 million “at-the-market” equity offering program (the “2024 ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock. During the year ended December 31, 2024, the Company sold 1,696,601 shares under the 2024 ATM Program for gross proceeds of $33.5 million at a weighted average price of $19.77 per share, generating net proceeds of $33.0 million after deducting transaction fees of $0.5 million. The Company was not active under the 2024 ATM Program during the year ended December 31, 2025. During the three months ended March 31, 2026, the Company sold 733,883 shares under the 2024 ATM Program for gross proceeds of $14.4 million at a weighted average price of $19.59 per share, generating net proceeds of $14.2 million after deducting transaction fees of $0.2 million. As of March 31, 2026, $202.1 million of availability remained under the 2024 ATM Program.

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

On August 23, 2024, the Company implemented a $24.5 million “at-the-market” preferred stock equity offering program (the “August 2024 Preferred Stock ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Series A Preferred Stock. During the year ended December 31, 2024, the Company sold 15,844 shares under the 2024 Preferred Stock ATM Program generating net proceeds of $0.4 million at a weighted average price of $23.22 per share after deducting transaction fees of less than $0.1 million. The August 2024 Preferred Stock ATM Program was terminated in connection with the establishment of the November 2024 Preferred Stock ATM Program, hereinafter defined. On November 12, 2024, the Company implemented a $25.0 million “at-the-market” preferred stock equity offering program (the “November 2024 Preferred Stock ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Series A Preferred Stock. The Company was not active under the November 2024 Preferred Stock ATM Program during the three months ended March 31, 2026. As of March 31, 2026, $25.0 million of availability remained under the November 2024 Preferred Stock ATM Program.

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

See Note 13, “Share Repurchases” for the Company’s Series A Preferred Stock repurchase activity.

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

The following table outlines dividends declared and paid for the Series A Preferred Stock and the Company’s common stock during the three months ended March 31, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Series A Preferred Stock
Dividends	$1,878	$1,878
Per Share	$0.40	$0.40

Common Stock
Dividends	$12,560	$12,008
Per Share	$0.38	$0.38

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

The following is a reconciliation of basic and diluted earnings per common share for each of the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Basic and Diluted Earnings:
Net Income Attributable to Common Stockholders	$4,327	$383

Basic and Diluted Shares:
Weighted Average Shares Outstanding, Basic	32,519,156	31,552,973
Common Shares Applicable to Unvested Restricted Stock Using the Treasury Stock Method	3,782	42,458
Weighted Average Shares Outstanding, Diluted	32,522,938	31,595,431

Per Share Information:
Net Income Attributable to Common Stockholders
Basic and Diluted	$0.13	$0.01

There were 3,782 and 42,458 potentially dilutive shares related to the Company’s restricted stock for the three months ended March 31, 2026 and 2025, respectively.

NOTE 13. SHARE REPURCHASES

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

No shares of the Company’s common stock were purchased under the September 2025 $10 Million Common Stock Repurchase Program during the three months ended March 31, 2026. As of March 31, 2026, $5.0 million remained available for repurchases under the September 2025 $10 Million Common Stock Repurchase Program.

SERIES A PREFERRED STOCK REPURCHASE PROGRAM

On February 16, 2023, the Company’s Board of Directors approved a Series A Preferred Stock repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase shares (the “Series A Preferred Stock Repurchase Program”). Pursuant to the Series A Preferred Stock Repurchase Program, the Company may repurchase shares of its Series A Preferred Stock for a total purchase price of up to $3.0 million. Shares may be purchased under the Series A Preferred Stock Repurchase Program in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. The Series A Preferred Stock Repurchase Program does not obligate the Company to acquire any particular amount of shares of its Series A Preferred Stock and may be modified or suspended. During the year ended December 31, 2023, the Company repurchased 21,192 shares of Series A Preferred Stock on the open market for a total cost of $0.4 million, or an average price per share of $18.45. No shares of the Company’s Series A Preferred Stock were repurchased under the Series A Preferred Stock Repurchase Program during the three months ended March 31, 2026 or 2025.

NOTE 14. LONG-TERM DEBT

As of March 31, 2026, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt	Maturity Date	Interest Rate	Wtd. Avg. Rate
Credit Facility (1)	$184,000	January 2027	SOFR + 0.10% + [1.25% - 2.20%]	5.18%
2027 Term Loan (2)	100,000	January 2027	SOFR + 0.10% + [1.25% - 2.20%]	2.80%
2028 Term Loan (3)	100,000	January 2028	SOFR + 0.10% + [1.20% - 2.15%]	5.18%
2029 Term Loan (4)	125,000	September 2029	SOFR + [1.20% - 2.15%]	4.67%
2030 Term Loan (5)	125,000	September 2030	SOFR + [1.20% - 2.15%]	4.69%
Mortgage Note Payable	17,800	August 2026	4.060%	4.06%
Total Long-Term Face Value Debt	$651,800			4.59%
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

(3)	The Company utilized interest rate swaps on the $100.0 million 2028 Term Loan balance to fix SOFR and achieve a fixed swap rate of 3.78% plus the 10 bps SOFR adjustment plus the applicable spread.
(4)	The Company utilized interest rate swaps on the $125.0 million 2029 Term Loan balance to fix SOFR and achieve a weighted average fixed swap rate of 3.37% plus the applicable spread.
(5)	The Company utilized interest rate swaps on the $125.0 million 2030 Term Loan balance to fix SOFR and achieve a weighted average fixed swap rate of 3.39% plus the applicable spread.

BMO Credit Agreement. The Company has entered into a credit agreement (as amended and restated and further amended to date, the “BMO Credit Agreement”) with Bank of Montreal (“BMO”) and the other lenders thereunder, with BMO acting as the administrative agent for the lenders thereunder. The BMO Credit Agreement provides for:

●	a $300.0 million unsecured revolving credit facility that matures on January 31, 2027 (the “Revolving Credit Facility”);
●	a $100.0 million unsecured term loan that matures on January 31, 2027 (the “2027 Term Loan”);
●	a $100.0 million unsecured term loan that matures on January 31, 2028 (the “2028 Term Loan”); and
●	an accordion option that allows the Company to request additional revolving loan commitments and additional term loan commitments, provided, (a) the aggregate amount of revolving loan commitments shall not exceed $750.0 million and (b) the aggregate amount of term loan commitments shall not exceed $500.0 million.

As of March 31, 2026, the Revolving Credit Facility had a $184.0 million balance outstanding, and the undrawn commitment under the Revolving Credit Facility totaled $116.0 million.

The BMO Credit Agreement contains customary restrictive covenants including, but not limited to, limitations on the Company’s ability to: (a) incur indebtedness; (b) make certain investments; (c) incur certain liens; (d) engage in certain affiliate transactions; and (e) engage in certain major transactions such as mergers. In addition, the Company is subject to various financial maintenance covenants under the BMO Credit Agreement including, but not limited to, a maximum indebtedness ratio, a maximum secured indebtedness ratio, and a minimum fixed charge coverage ratio. The BMO Credit Agreement also contains affirmative covenants and events of default including, but not limited to, a cross default to the Company’s other indebtedness and upon the occurrence of a change in control. The Company’s failure to comply with these covenants or the occurrence of an event of default could result in acceleration of the Company’s debt and other financial obligations under the BMO Credit Agreement.

KeyBank Credit Agreement. The Company has also entered into a credit agreement (as amended to date, the “KeyBank Credit Agreement”) with the lenders party thereto and KeyBank National Association, as administrative agent The KeyBank Credit Agreement provides for:

●	a term loan in the amount of $125.0 million that matures on September 30, 2029 (the “2029 Term Loan”); and
●	a term loan in the amount of $125.0 million that matures on September 30, 2030 (the “2030 Term Loan”).

The KeyBank Credit Agreement is subject contains customary restrictive covenants including, but not limited to, limitations on the Company’s ability to: (a) incur indebtedness; (b) make certain investments; (c) incur certain liens; (d) engage in certain affiliate transactions; and (e) engage in certain major transactions such as mergers. In addition, the Company is subject to various financial maintenance covenants under the KeyBank Credit Agreement.

Mortgage Notes Payable. On March 3, 2022, in connection with the acquisition of Price Plaza Shopping Center, the Company assumed an existing $17.8 million secured fixed-rate mortgage note payable, which bears interest at a fixed rate of 4.06% and matures in August 2026.

Long-term debt consisted of the following (in thousands):

	March 31, 2026		December 31, 2025
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$184,000	$—	$151,000	$—
2027 Term Loan	100,000	—	100,000	—
2028 Term Loan	100,000	—	100,000	—
2029 Term Loan	125,000	—	125,000	—
2030 Term Loan	125,000	—	125,000	—
Mortgage Note Payable	17,800	17,800	17,800	17,800
Financing Costs, net of Accumulated Amortization	(2,268)	—	(2,455)	—
Total Long-Term Debt	$649,532	$17,800	$616,345	$17,800

Payments applicable to reduction of principal amounts as of March 31, 2026 will be required as follows (in thousands):

As of March 31,	Amount
Remainder of 2026	$17,800
2027	284,000
2028	100,000
2029	125,000
2030	125,000
2031	—
2032 and Thereafter	—
Total Long-Term Debt - Face Value	$651,800

The carrying value of long-term debt as of March 31, 2026 consisted of the following (in thousands):

Total
Current Face Amount	$651,800
Financing Costs, net of Accumulated Amortization	(2,268)
Total Long-Term Debt	$649,532

In addition to the $2.3 million of financing costs, net of accumulated amortization included in the table above, as of March 31, 2026, the Company also had financing costs, net of accumulated amortization related to the Credit Facility of $0.5 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the Company’s accompanying consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Interest Expense	$6,930	$5,769
Amortization of Deferred Financing Costs	341	328
Amortization of Discount on Convertible Notes	—	39
Total Interest Expense	$7,271	$6,136

Total Interest Paid	$6,418	$5,300

The Company was in compliance with all of its debt covenants as of March 31, 2026 and December 31, 2025.

NOTE 15. INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the three months ended March 31, 2026 and 2025. Accordingly, the changes in fair value on the interest rate swaps have been classified in accumulated other comprehensive income (loss). The fair value of the interest rate swap agreements are included in other assets and accrued and other liabilities, respectively, on the consolidated balance sheets. Information related to the Company’s interest rate swap agreements as of March 31, 2026 is presented below (in thousands):

Hedged Item	Effective Date	Maturity Date	Rate	Amount	Fair Value as of March 31, 2026
2027 Term Loan	3/29/2024	1/31/2027	1.35% + 0.10% + applicable spread	$100,000	$1,903
2027 Term Loan (1)	1/29/2027	1/30/2032	3.75% + 0.10% + applicable spread	$60,000	$(448)
2028 Term Loan	9/30/2022	1/31/2028	3.78% + 0.10% + applicable spread	$50,000	$(181)
2028 Term Loan	9/30/2022	1/31/2028	3.78% + 0.10% + applicable spread	$50,000	$(185)
2028 Term Loan (1)	1/31/2028	1/31/2033	3.81% + 0.10% + applicable spread	$60,000	$(325)
2029 Term Loan	1/31/2023	1/31/2030	3.27% + applicable spread	$50,000	$444
2029 Term Loan	1/31/2023	1/31/2030	3.26% + applicable spread	$33,000	$305
2029 Term Loan	1/31/2023	1/31/2030	3.36% + applicable spread	$17,000	$99
2029 Term Loan	3/10/2026	3/10/2031	3.83% + applicable spread	$20,000	$(241)
2029 Term Loan	3/10/2026	1/30/2030	3.26% + applicable spread	$5,000	$46
2030 Term Loan	4/30/2025	4/30/2030	3.41% + applicable spread	$50,000	$211
2030 Term Loan	4/30/2025	4/30/2030	3.23% + applicable spread	$50,000	$556
2030 Term Loan	3/10/2026	3/10/2031	3.78% + applicable spread	$20,000	$(198)
2030 Term Loan	3/10/2026	4/30/2030	3.27% + applicable spread	$5,000	$48
Credit Facility	2/1/2024	1/31/2028	3.85% + 0.10% + applicable spread	$50,000	$(242)
(1)	The Company entered into forward swaps to further fix interest rates through periods that the Company reasonably expects to extend its current term loans.

The use of interest rate swap agreements carries risks, including the risk that the counterparties to these agreements are not able to perform. To mitigate this risk, the Company enters into interest rate swap agreements with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not currently anticipate that any of the counterparties to the Company’s interest rate swap agreements will fail to meet their obligations. As of March 31, 2026, there were no events of default related to the Company’s interest rate swap agreements.

NOTE 16. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Accrued Property Taxes	$3,977	$1,236
Reserve for Tenant Improvements	1,478	1,094
Tenant Security Deposits	3,276	3,233
Accrued Construction Costs	5,899	6,926
Accrued Interest	1,202	690
Cash Flow Hedge - Interest Rate Swaps	1,820	3,404
Operating Leases - Liability	201	229
Construction and Other Reserves from Commercial Loans and Investments	1,611	3,031
Other	3,922	8,342
Total Accrued and Other Liabilities	$23,386	$28,185

Reserve for Tenant Improvements. In connection with recent acquisitions, the Company received an aggregate of $1.7 million from the sellers of certain properties for tenant improvement allowances, leasing commissions and other capital improvements. These amounts are included in accrued and other liabilities on the consolidated balance sheets. Through March 31, 2026, payments totaling $0.2 million were made leaving a remaining reserve for tenant improvements of $1.5 million.

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

NOTE 17. DEFERRED REVENUE

Deferred revenue consisted of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Prepaid Rent	$4,831	$5,055
Interest Reserve from Commercial Loans and Investments	7,905	9,559
Tenant Contributions	4,175	4,188
Total Deferred Revenue	$16,911	$18,802

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

NOTE 18. STOCK-BASED COMPENSATION

SUMMARY OF STOCK-BASED COMPENSATION

A summary of share activity for all equity classified stock compensation during the three months ended March 31, 2026 is presented below.

Type of Award	Shares Outstanding at 1/1/2026	Granted Shares	Vested / Exercised Shares	Expired Shares	Forfeited Shares	Shares Outstanding at 3/31/2026
Equity Classified - Performance Share Awards - Peer Group Market Condition Vesting	262,887	121,053	(69,558)	—	—	314,382
Equity Classified - Three Year Vest Restricted Shares	203,252	131,892	(94,648)	—	(386)	240,110
Total Shares	466,139	252,945	(164,206)	—	(386)	554,492

Amounts recognized in the financial statements for stock-based compensation are as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Total Cost of Share-Based Plans Charged Against Income	$1,406	$1,283

EQUITY-CLASSIFIED STOCK COMPENSATION

Performance Share Awards – Peer Group Market Condition Vesting

Performance shares have been granted to certain employees under the Fifth Amended and Restated CTO Realty Growth, Inc. 2010 Equity Incentive Plan (the “2010 Plan”). The performance share awards entitle the recipient to receive, upon the vesting thereof, shares of common stock of the Company equal to between 0% and 150% of the number of performance shares awarded. The number of shares of common stock ultimately received by the award recipient is determined based on the Company’s total stockholder return as compared to the total stockholder return of a certain peer group during a three-year performance period. The Company granted a total of 121,053 performance shares during the three months ended March 31, 2026.

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

As of March 31, 2026, there was $3.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the non-vested performance share awards, which will be recognized over a remaining weighted average period of 2.2 years.

A summary of the activity for these awards during the three months ended March 31, 2026 is presented below:

Performance Shares With Market Conditions	Shares	Wtd. Avg. Fair Value Per Share
Non-Vested at January 1, 2026	262,887	$18.29
Granted	121,053	$20.51
Vested	(69,558)	$18.10
Expired	—	—
Forfeited	—	—
Non-Vested at March 31, 2026	314,382	$19.19

Restricted Shares

Restricted shares have been granted to certain employees under the 2010 Plan. Certain of the restricted shares vest on each of the first, second, and third anniversaries of January 28 of the applicable year provided the grantee is an employee of the Company on those dates. In addition, any unvested portion of the restricted shares will vest upon a change in control. The Company granted a total of 131,892 shares of restricted Company common stock during the three months ended March 31, 2026.

The Company’s determination of the fair value of the restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date. Compensation cost is recognized on a straight-line basis over the applicable vesting period.

As of March 31, 2026, there was $4.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the non-vested restricted share awards, which will be recognized over a remaining weighted average period of 2.3 years.

A summary of the activity for these awards during the three months ended March 31, 2026 is presented below:

Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value Per Share
Non-Vested at January 1, 2026	203,252	$19.02
Granted	131,892	$18.49
Vested	(94,648)	$18.75
Expired	—	—
Forfeited	(386)	$18.91
Non-Vested at March 31, 2026	240,110	$18.84

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

Each non-employee director serving as of the beginning of each calendar year shall receive an annual award of the Company’s common stock. The value of such award totaled $62,500 for each of the three months ended March 31, 2026 and 2025 (the “Annual Award”). The number of shares awarded is calculated based on the trailing 20-day average price of the Company’s common stock as of the date two business days prior to the date of the award, rounded down to the nearest whole number of shares.

During the three months ended March 31, 2026 and 2025, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.4 million, or 20,948 shares, and $0.4 million, or 20,605 shares, respectively. The expense recognized includes the Annual Award received during the first quarter of each respective year, which totaled $0.3 million during each of the three month periods ended March 31, 2026 and 2025, respectively.

NOTE 19. INCOME TAXES

The Company elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2020. The Company believes that, commencing with such taxable year, it has been organized and has operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws. The Company intends to continue to operate in such a manner. As a REIT, the Company will be subject to U.S. federal and state income taxation at corporate rates on its net taxable income; the Company, however, may claim a deduction for the amount of dividends paid to its stockholders. Amounts distributed as dividends by the Company will be subject to taxation at the stockholder level only. While the Company must distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to qualify as a REIT, the Company intends to distribute all of its net taxable income. The Company is allowed certain other non-cash deductions or adjustments, such as depreciation expense, when computing its REIT taxable income and distribution requirement. These deductions permit the Company to reduce its dividend payout requirement under U.S. federal income tax laws. Certain states may impose minimum franchise taxes. To comply with certain REIT requirements, the Company holds certain of its non-REIT assets and operations through TRSs and subsidiaries of TRSs, which are subject to applicable U.S. federal, state and local corporate income tax on their taxable income. For the taxable years ending December 31, 2026 and 2025, the Company owns one TRS, which is subject to federal and applicable state income taxation. The TRS is required to file a separate corporate income tax return.

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

NOTE 20. COMMITMENTS AND CONTINGENCIES

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

Contractual Commitments – Expenditures

The Company has committed to fund the following capital improvements. The improvements, which are related to several properties, are estimated to be generally completed within twelve months. These commitments, as of March 31, 2026, are as follows (in thousands):

As of March 31, 2026
Total Commitment (1)	$25,737
Less Amount Funded	(4,377)
Remaining Commitment	$21,360
(1)	Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

The Company has unfunded loan commitments under two construction loans as described in Note 4, “Commercial Loans and Investments.” The unfunded portion of these construction loans totaled $46.2 million as of March 31, 2026.

NOTE 21. BUSINESS SEGMENT DATA

The Company operates in three primary business segments: income properties, management services, and commercial loans and investments. The management services segment consists of the revenue generated from managing PINE, the Portfolio Management Agreement and a subsurface management agreement, as described further in Note 5, “Management Services Business.”

Our income property operations consist of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 90.8% and 87.2% of our identifiable assets as of March 31, 2026 and December 31, 2025, respectively. Our income property operations accounted for 88.8% and 88.4% of our consolidated revenues for the three months ended March 31, 2026 and 2025, respectively. Our management fee income consists of the management fees earned for the management of PINE, the Portfolio Management Agreement and a subsurface management agreement during the three months ended March 31, 2026 and 2025. As of March 31, 2026, our commercial loan and investment portfolio consisted of four commercial loan investments and one preferred equity investment which is classified as a commercial loan investment.

Information about the Company’s operations in different segments for the three months ended March 31, 2026 is as follows (in thousands):

	Income Properties	Management Services	Commercial Loans and Investments	Total
Revenues:
Income Properties	$36,580	$—	$—	$36,580
Management Fee Income	—	1,349	—	1,349
Interest Income From Commercial Loans and Investments	—	—	3,244	3,244
Total Revenues for Reportable Segments	$36,580	$1,349	$3,244	$41,173

Operating Expenses:
Income Properties	$(10,168)	$—	$—	$(10,168)
Total Revenues Less Direct Costs of Revenues	$26,412	$1,349	$3,244	$31,005
Provision for Impairment and Adjustment to CECL Reserve	—	—	321	321
Depreciation and Amortization - Real Estate	(15,938)	—	—	(15,938)
Total Revenues Less Operating Expenses for Reportable Segments	$10,474	$1,349	$3,565	$15,388
Gain on Disposition of Assets	—	—	—	—
Net Income From Operations for Reportable Segments	$10,474	$1,349	$3,565	$15,388

Reconciliation to Consolidated Net Income
General and Administrative Expenses				(5,077)
Investment and Other Income				3,243
Interest Expense				(7,271)
Depreciation and Amortization - Other				(18)
Net Income Before Income Tax Expense				$6,265
Income Tax Expense				(60)
Net Income Attributable to the Company				$6,205

Information about the Company’s operations in different segments for the three months ended March 31, 2025 is as follows (in thousands):

	Income Properties	Management Services	Commercial Loans and Investments	Total
Revenues:
Income Properties	$31,672	$—	$—	$31,672
Management Fee Income	—	1,178	—	1,178
Interest Income From Commercial Loans and Investments	—	—	2,961	2,961
Total Revenues for Reportable Segments	$31,672	$1,178	$2,961	$35,811

Operating Expenses:
Income Properties	$(8,891)	$—	$—	$(8,891)
Total Revenues Less Direct Costs of Revenues	$22,781	$1,178	$2,961	$26,920
Provision for Impairment	—	—	—	—
Depreciation and Amortization - Real Estate	(14,346)	—	—	(14,346)
Total Revenues Less Operating Expenses for Reportable Segments	$8,435	$1,178	$2,961	$12,574
Gain on Disposition of Assets	—	—	—	—
Net Income From Operations for Reportable Segments	$8,435	$1,178	$2,961	$12,574

Reconciliation to Consolidated Net Income
General and Administrative Expenses				(4,683)
Investment and Other Income				575
Interest Expense				(6,136)
Depreciation and Amortization - Other				(18)
Net Income Before Income Tax Expense				$2,312
Income Tax Expense				(51)
Net Income Attributable to the Company				$2,261

Capital expenditures of each segment for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Capital Expenditures:
Income Properties	$85,368	$80,864
Commercial Loans and Investments	5,292	1,431
Corporate and Other	—	12
Total Capital Expenditures	$90,660	$82,307

Identifiable assets of each segment as of March 31, 2026 and December 31, 2025 are as follows (in thousands):

	As of
	March 31, 2026	December 31, 2025
Identifiable Assets:
Income Properties	$1,179,627	$1,102,631
Management Services	1,773	2,465
Commercial Loans and Investments	91,248	118,129
Corporate and Other	27,019	40,677
Total Assets	$1,299,667	$1,263,902

Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Corporate and other assets consist primarily of cash and restricted cash, property, plant, and equipment related to the other operations, as well as the general and corporate operations.

NOTE 22. ASSETS HELD FOR SALE

The Company had one shopping center, Madison Yards located in Atlanta, Georgia, classified as held for sale as of March 31, 2026. As of March 31, 2026, the Company deems the sale of Madison Yards probable pursuant to a purchase and sale agreement executed during the three months ended March 31, 2026. Assets held for sale consisted of the following (in thousands).

As of March 31, 2026
Real Estate—Net	$64,218
Intangible Lease Assets—Net	7,231
Other Assets	1,107
Intangible Lease Liabilities—Net	(430)
Total Assets Held for Sale	$72,126

NOTE 23. SUBSEQUENT EVENTS

Subsequent events and transactions were evaluated through April 28, 2026, the date the consolidated financial statements were issued. The following subsequent events occurred:

●	On April 17, 2026, the Company completed a preferred equity investment whereby the Company contributed $75.0 million of funding towards a Class A premier retail property located in the Southwest. The initial cash yield on the investment is 12.0%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we refer to “we,” “us,” “our,” or “the Company,” we mean CTO Realty Growth, Inc. and its consolidated subsidiaries. References to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of CTO Realty Growth, Inc. included in this Quarterly Report on Form 10-Q. Some of the comments we make in this section are forward-looking statements within the meaning of the federal securities laws. For a discussion of forward-looking statements, see the section below entitled “Special Note Regarding Forward-Looking Statements.” Certain factors that could cause actual results or events to differ materially from those the Company anticipates or projects are described in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The Company describes the risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Quarterly Report on Form 10-Q), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part I, Item 2 of this Quarterly Report on Form 10-Q).

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

As of March 31, 2026, we own and manage, sometimes utilizing third-party property management companies, 22 commercial real estate properties in seven states in the United States, comprising 5.9 million square feet of gross leasable space:

Management Services: A fee-based management business that is engaged in managing PINE, as well as a portfolio of assets pursuant to the Portfolio Management Agreement (hereinafter defined), and a portfolio of subsurface interests, as further described in Note 5, “Management Services Business”.

Commercial Loans and Investments: A portfolio of four commercial loan investments and one preferred equity investment which is classified as a commercial loan investment.

Investment in PINE: Our business also includes our investment in PINE. As of March 31, 2026, the fair value of our investment totaled $44.5 million, or 14.0% of PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

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

Our current portfolio of 18 shopping centers generates $110.2 million of revenue from annualized straight-line base lease payments and had a weighted average remaining lease term of 5.0 years as of March 31, 2026. Our current portfolio of 4 other income properties generates $3.7 million of revenues from annualized straight-line base lease payments and had a weighted average remaining lease term of 3.6 years as of March 31, 2026.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

Revenue

Total revenue for the three months ended March 31, 2026 is presented in the following summary and indicates the changes as compared to the three months ended March 31, 2025 (in thousands):

	Three Months Ended March 31,
Operating Segment	2026	2025	$ Variance	% Variance
Income Properties	$36,580	$31,672	$4,908	15.5%
Management Services	1,349	1,178	171	14.5%
Commercial Loans and Investments	3,244	2,961	283	9.6%
Total Revenue	$41,173	$35,811	$5,362	15.0%

Total revenue for the three months ended March 31, 2026 increased to $41.2 million, compared to $35.8 million during the three months ended March 31, 2025. The $5.4 million increase in total revenue is primarily attributable to increased income produced by the Company’s recent income property acquisitions versus that of properties disposed of by the Company during the comparative period, as well as more same store revenue from our properties owned during each period. Additionally, revenues from our management services and our commercial loans and investments increased.

Income Properties

Revenue and operating income from our income property operations totaled $36.6 million and $26.4 million, respectively, during the three months ended March 31, 2026, compared to total revenue and operating income of $31.7 million and $22.8 million, respectively, for the three months ended March 31, 2025. The direct costs of revenues for our income property operations totaled $10.2 million and $8.9 million for the three months ended March 31, 2026 and 2025, respectively. The increase in revenues of $4.9 million, or 15.5%, during the three months ended March 31, 2026 is primarily related to the overall growth and lease up of the Company’s income property portfolio, as well as the timing of acquisitions versus dispositions. The increase in operating income of $3.6 million from our income property operations reflects increased rent revenues related to our net investments as well as leasing activity.

Management Services

Revenue from our management services from PINE totaled $1.3 million and $1.1 million during the three months ended March 31, 2026 and 2025, respectively. Management services during the three months ended March 31, 2026 and 2025 also included $0.1 million and less than $0.1 million, respectively, from the asset management agreement with a third party to manage a portfolio of multi-tenant and single-tenant assets (the “Portfolio Management Agreement”), and less than $0.1 million from a subsurface management agreement.

Commercial Loans and Investments

Interest income from our commercial loans and investments totaled $3.2 million and $2.9 million during the three months ended March 31, 2026 and 2025, respectively. The increase of $0.3 million is primarily due to the timing of the investments made related to new loan originations and structured investments and repayments of previous investments.

General and Administrative Expenses

Total general and administrative expenses for the three months ended March 31, 2026 is presented in the following summary and indicates the changes as compared to the three months ended March 31,2025 (in thousands):

	Three Months Ended March 31,
General and Administrative Expenses	2026	2025	$ Variance	% Variance
Recurring General and Administrative Expenses	$3,671	$3,400	$271	8.0%
Non-Cash Stock Compensation	1,406	1,283	123	9.6%
Total General and Administrative Expenses	$5,077	$4,683	$394	8.4%

The primary reason for the increase in total general and administrative expenses is the overall higher employee count, as a result of the increased operating activity from the increase in managed income property assets.

Depreciation and Amortization

Depreciation and amortization totaled $16.0 million and $14.4 million during the three months ended March 31, 2026 and 2025, respectively. The increase of $1.6 million is due to the overall growth in the Company’s income property portfolio.

Gain on Disposition of Assets and Provision for Impairment and Adjustments to CECL Reserve

2026 and 2025 Dispositions. There were no income property dispositions during the three months ended March 31, 2026 and 2025.

Provision for Impairment and Adjustments to CECL Reserve. There were no impairment charges on the Company’s income property portfolio during the three months ended March 31, 2026 and 2025. The Company recorded adjustments to CECL reserves related to its commercial loans and investments for an increase in net income of $0.3 million for the three months ended March 31, 2026, with no such adjustment being recorded during the three months ended March 31, 2025.

Investment and Other Income

During the three months ended March 31, 2026, the closing stock price of PINE increased by $1.28 per share, with a closing price of $18.00 on March 31, 2026. During the three months ended March 31, 2025, the closing stock price of PINE decreased by $0.07 per share, with a closing price of $16.72 on March 31, 2025. The change in stock price resulted in unrealized non-cash gain (loss) on the Company’s investment in PINE in the amount of $3.2 million and $(0.2) million which is included in investment and other income in the consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively.

The Company earned dividend income of $0.7 million from its investment in PINE during each of the three months ended March 31, 2026 and 2025.

Interest Expense

Interest expense totaled $7.2 million and $6.1 million for the three months ended March 31, 2026 and 2025, respectively. The increase of $1.1 million is primarily attributable to an aggregate increase in the Company’s term loan balances.

Net Income Attributable to the Company

Net income attributable to the Company totaled $6.2 million and $2.3 million during the three months ended March 31, 2026 and 2025, respectively. The $3.9 million increase in net income is attributable to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $8.3 million at March 31, 2026, while restricted cash totaled $10.6 million, see Note 2, “Summary of Significant Accounting Policies” in the Notes to Financial Statements under the heading Restricted Cash for the Company’s disclosure related to its restricted cash balance at March 31, 2026.

Our cash flows provided by operating activities totaled $14.6 million during the three months ended March 31, 2026, as compared to $10.3 million during the three months ended March 31, 2025, an increase of $4.3 million. The primary reason for the increase, is the increased cash flows provided by income properties, which is the result of the overall growth and lease up of the Company’s income property portfolio, as well as increased cash flows from our commercial loans and investments.

Our cash flows used in investing activities totaled $68.7 million during the three months ended March 31, 2026, as compared to $80.7 million during the three months ended March 31, 2025, for a decrease in cash outflows of $12.0 million. This decrease was primarily driven by a $26.3 million increase in proceeds from principal repayments on commercial loans and investments, net of cash paid from commercial loan reserves. This was partially offset by net cash outflows of $6.0 million for the acquisition of investment securities during the three months ended March 31, 2026, with no such cash outflows during the three months ended March 31, 2025 as well as $8.4 million higher cash outflows used for acquisitions of income properties, capex on existing properties, and funding of existing construction loan investments.

Our cash flows provided by financing activities totaled $31.8 million during the three months ended March 31, 2026, compared to $68.4 million for the three months ended March 31, 2025, a decrease in cash inflows of $36.6 million. The decrease is primarily due to a $50.0 million reduction in proceeds from long-term debt issuances which were partially offset by $14.2 million in higher cash inflows from common stock issuances under the common ATM program.

Long-Term Debt. At March 31, 2026, the current commitment level under the Credit Facility was $300.0 million. The undrawn commitment under the Credit Facility totaled $116.0 million. As of March 31, 2026, the Credit Facility had a $184.0 million balance outstanding. See Note 14, “Long-Term Debt” in the Notes to Financial Statements for the Company’s disclosure related to its long-term debt balance at March 31, 2026.

Acquisitions and Investments. During the three months ended March 31, 2026, the Company acquired Palms Crossing, an open-air shopping center located in McAllen, TX, for a purchase price of $81.6 million, or a total acquisition cost of $81.8 million, including capitalized acquisition costs. During the three months ended March 31, 2025, the Company acquired one shopping center for a purchase price of $79.8 million, or a total acquisition cost of $80.0 million, including capitalized acquisition costs.

The Company’s guidance for 2026 investments in income-producing properties, including structured investments, ranges from $175.0 million to $250.0 million. We expect to fund future acquisitions utilizing cash on hand, cash from operations, proceeds from the dispositions of income properties through 1031 like-kind exchanges, borrowings on our Credit Facility, if available, and additional financing sources. We expect dispositions of income properties will qualify under the like-kind exchange deferred-tax structure.

Dispositions. There were no property dispositions during the three months ended March 31, 2026 or 2025.

ATM Program. During the three months ended March 31, 2026, the Company sold 733,883 shares under the 2024 ATM Program for gross proceeds of $14.4 million at a weighted average price of $19.59 per share, generating net proceeds of $14.2 million after deducting transaction fees of $0.2 million. As of March 31, 2026, $202.1 million of availability remained under the 2024 ATM Program.

Contractual Commitments – Expenditures. The Company has committed to fund the following capital improvements. The improvements, which are related to several properties, are estimated to be generally completed within twelve months. These commitments, as of March 31, 2026, are as follows (in thousands):

As of March 31, 2026
Total Commitment (1)	$25,737
Less Amount Funded	(4,377)
Remaining Commitment	$21,360

(1)     Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

The Company has unfunded loan commitments under two construction loans, as described in Note 4, “Commercial Loans and Investments.” The unfunded portion of these construction loans totaled $46.2 million as of March 31, 2026.

Off-Balance Sheet Arrangements. None.

Other Matters. We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations, $202.1 million of availability remaining under our $250.0 million “at-the-market” equity offering program, and $116.0 million undrawn commitment under the existing $300.0 million Credit Facility as of March 31, 2026.

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

Other asset classes

●	Single-tenant retail or other commercial, double or triple net leased, properties that are typically stabilized and located in what we believe to be faster growing, business-friendly markets exhibiting accommodative business tax policies and outsized relative job and population growth that are compliant with our commitments under the ROFO Agreement;
●	Ground leases, whether purchased or originated by the Company, that are compliant with our commitments under the ROFO Agreement;
●	Self-developed retail or other commercial properties;
●	Commercial loans and investments, whether purchased or originated by the Company, with loan terms of 1-10 years with strong risk-adjusted yields secured by property types to include hotel, retail, residential, land and industrial;
●	Select regional area investments using Company market knowledge and expertise to earn strong risk-adjusted yields; and
●	Real estate-related investment securities, including commercial mortgage-backed securities, preferred or common stock, and corporate bonds.

Our investments in income-producing properties are typically subject to long-term leases. For shopping centers, each tenant typically pays its proportionate share of the aforementioned operating expenses of the property, although for such properties we typically incur additional costs for property management services. Single-tenant leases are typically in the form of triple or double net leases and ground leases. Triple-net leases generally require the tenant to pay property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance, and capital expenditures.

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

NAREIT defines FFO as U.S. GAAP net income or loss adjusted to exclude real estate related depreciation and amortization, as well as extraordinary items (as defined by U.S. GAAP) such as net gain or loss from sales of depreciable real estate assets, impairment write-downs associated with depreciable real estate assets and impairments associated with the current expected credit losses (“CECL”) on commercial loans and investments at the time of origination and repayment, including the pro rata share of such adjustments of unconsolidated subsidiaries. The Company also excludes the gains or losses from sales of assets incidental to the primary business of the REIT which specifically include the sales of investment securities in addition to the mark-to-market of the Company’s investment securities. To derive Core FFO, we modify the NAREIT computation of FFO to include other adjustments to U.S. GAAP net income related to gains and losses recognized on the extinguishment of debt, amortization of above- and below-market lease related intangibles, and other unforecastable market- or transaction-driven non-cash items. To derive AFFO, we further modify the NAREIT computation of FFO and Core FFO to include other adjustments to U.S. GAAP net income related to non-cash revenues and expenses such as straight-line rental revenue, non-cash compensation, and other non-cash amortization. Such items may cause short-term fluctuations in net income but have no impact on operating cash flows or long-term operating performance. We use AFFO as one measure of our performance when we formulate corporate goals.

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

Reconciliation of Non-U.S. GAAP Measures (in thousands, except share and dividend data):

	Three Months Ended March 31,
	2026	2025
Net Income Attributable to the Company	$6,205	$2,261
Adjustments:
Depreciation and Amortization of Real Estate	15,938	14,346
Provision for Impairment and Adjustment to CECL Reserve	(321)	—
Realized and Unrealized Loss (Gain) on Investment Securities	(2,103)	165
Funds from Operations	$19,719	$16,772
Distributions to Preferred Stockholders	(1,878)	(1,878)
Funds From Operations Attributable to Common Stockholders	$17,841	$14,894
Adjustments:
Amortization of Intangibles to Lease Income	(910)	(449)
Core Funds From Operations Attributable to Common Stockholders	$16,931	$14,445
Adjustments:
Straight-Line Rent Adjustment	(440)	(573)
Other Depreciation and Amortization	—	(1)
Amortization of Loan Costs, Discount on Convertible Debt, and Capitalized Interest	341	367
Non-Cash Compensation	1,406	1,283
Adjusted Funds From Operations Attributable to Common Stockholders	$18,238	$15,521

Weighted Average Number of Common Shares:
Basic	32,519,156	31,552,973
Diluted (1)	32,522,938	31,595,431

Dividends Declared and Paid - Preferred Stock	$0.40	$0.40
Dividends Declared and Paid - Common Stock	$0.38	$0.38

Supplemental Disclosure:
PIK Interest Earned	$8	$—
PIK Interest Paid	—	—
PIK Interest Earned in Excess of PIK Interest Paid	$8	$—

Other Data (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
FFO Attributable to Common Stockholders	$17,841	$14,894
FFO Attributable to Common Stockholders per Common Share - Diluted	$0.55	$0.47

Core FFO Attributable to Common Stockholders	$16,931	$14,445
Core FFO Attributable to Common Stockholders per Common Share - Diluted	$0.52	$0.46

AFFO Attributable to Common Stockholders	$18,238	$15,521
AFFO Attributable to Common Stockholders per Common Share - Diluted	$0.56	$0.49

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates include those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Our most significant estimate is as follows:

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease.  As required by U.S. GAAP, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The assumptions underlying the allocation of relative fair values are based on market information including, but not limited to: (i) the estimate of replacement cost of improvements under the cost approach, (ii) the estimate of land values based on comparable sales under the sales comparison approach, and (iii) the estimate of future benefits determined by either a reasonable rate of return over a single year’s net cash flow, or a forecast of net cash flows projected over a reasonable investment horizon under the income capitalization approach. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled one shopping center for a purchase price of $81.6 million, or a total acquisition cost of $81.8 million, for the three months ended March 31, 2026, and one shopping center for an aggregate purchase price of $79.8 million, or a total acquisition cost of $80.0 million, for the three months ended March 31, 2025.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our Credit Facility, as this facility carries a variable rate of interest. Our borrowings on our $300.0 million Credit Facility bear interest at a rate ranging from SOFR plus 0.10% plus 125 basis points to SOFR plus 0.10% plus 220 basis points based on our level of borrowing as a percentage of our total asset value. As of March 31, 2026, the outstanding balance on our Credit Facility totaled $184.0 million of which $134.0 million was not fixed by virtue of an interest rate swap agreement. As of March 31, 2025, the outstanding balance on our Credit Facility totaled $170.0 million of which $120.0 million was not fixed by virtue of an interest rate swap agreement. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by $1.3 million and $1.2 million as of March 31, 2026 and 2025, respectively. The Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to certain of its debt borrowings, see Note 15, “Interest Rate Swaps” in the Notes to Financial Statements. By virtue of fixing the variable rate on certain debt borrowings, our exposure to changes in interest rates is minimal but for the impact on other comprehensive income and loss. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

For a discussion of the Company’s potential risks and uncertainties, see the information set forth under the heading Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”). The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company. As of March 31, 2026, there have been no material changes in our risk factors from those set forth within the Form 10-K.

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

(10.1)

Form of February 11, 2026, 2026 Non-Employee Director Stock Award Agreement, filed as Exhibit 10.44 to the registrant’s Annual Report on Form 10-K filed February 19, 2026, and incorporated herein by reference.

(10.2)	Form of February 11, 2026, 2026 Performance Share Award Agreement, filed as Exhibit 10.45 to the registrant’s Annual Report on Form 10-K filed February 19, 2026, and incorporated herein by reference.

Exhibit 31.1	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**Exhibit 32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**Exhibit 32.2	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	Inline XBRL Instance Document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

CTO REALTY GROWTH, INC.
(Registrant)

April 28, 2026	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

April 28, 2026	By:	/s/ Philip R. Mays
Philip R. Mays, Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

April 28, 2026	By:	/s/ Lisa M. Vorakoun
Lisa M. Vorakoun, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)