Form 10-Q
period 2026-09-30
CTO Realty Growth, Inc.
filed 2026-10-27
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 20, 2026, there were 38,760,232 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CTO REALTY GROWTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	(Unaudited) September 30, 2026	December 31, 2025
ASSETS
Real Estate:
Land, at Cost	$318,401	$289,012
Building and Improvements, at Cost	844,484	766,371
Other Furnishings and Equipment, at Cost	937	923
Construction in Process, at Cost	5,386	4,091
Total Real Estate, at Cost	1,169,208	1,060,397
Less, Accumulated Depreciation	(129,699)	(107,268)
Real Estate—Net	1,039,509	953,129
Land and Development Costs	—	300
Intangible Lease Assets—Net	97,092	84,710
Investment in Alpine Income Property Trust, Inc.	42,881	41,324
Commercial Loans and Investments	222,480	104,804
Cash and Cash Equivalents	8,815	6,467
Restricted Cash	12,266	34,652
Deferred Income Taxes—Net	2,050	2,309
Other Assets—See Note 10	70,243	36,207
Total Assets	$1,495,336	$1,263,902
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$2,710	$1,709
Accrued and Other Liabilities—See Note 16	37,491	28,185
Deferred Revenue—See Note 17	21,347	18,802
Intangible Lease Liabilities—Net	34,784	31,486
Income Taxes Payable	52	29
Long-Term Debt—Net	717,621	616,345
Total Liabilities	814,005	696,556
Commitments and Contingencies—See Note 20
Stockholders’ Equity:
Preferred Stock – 100,000,000 shares authorized; $0.01 par value per share, 6.375% Series A Cumulative Redeemable Preferred Stock, $25.00 Per Share Liquidation Preference, 4,713,069 shares issued and outstanding at September 30, 2026 and December 31, 2025	47	47
Common Stock – 500,000,000 shares authorized; $0.01 par value per share, 38,756,926 shares issued and outstanding at September 30, 2026 and 32,372,291 shares issued and outstanding at December 31, 2025	388	324
Additional Paid-In Capital	509,513	382,494
Retained Earnings	153,656	184,886
Accumulated Other Comprehensive Income (Loss)	17,727	(405)
Total Stockholders’ Equity	681,331	567,346
Total Liabilities and Stockholders’ Equity	$1,495,336	$1,263,902

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Income Properties	$38,451	$33,439	$112,167	$98,486
Management Fee Income	1,521	1,176	4,336	3,601
Interest Income From Commercial Loans and Investments	6,942	3,142	15,415	9,119
Total Revenues	46,914	37,757	131,918	111,206
Direct Cost of Revenues
Income Properties	(11,581)	(9,274)	(32,875)	(28,343)
Total Direct Cost of Revenues	(11,581)	(9,274)	(32,875)	(28,343)
General and Administrative Expenses	(5,806)	(4,780)	(15,513)	(13,911)
Provision for Impairment and Adjustment to CECL Reserve	(354)	(68)	(1,117)	(68)
Depreciation and Amortization	(17,393)	(14,929)	(49,196)	(44,587)
Total Operating Expenses	(35,134)	(29,051)	(98,701)	(86,909)
Gain on Disposition of Assets	—	1,373	2,107	1,373
Loss on Extinguishment of Debt	(211)	(53)	(211)	(20,449)
Other Gain (Loss)	(211)	1,320	1,896	(19,076)
Total Operating Income	11,569	10,026	35,113	5,221
Investment and Other Income (Loss)	(9,419)	(221)	4,589	(3,333)
Interest Expense	(7,934)	(6,833)	(22,988)	(19,828)
Income (Loss) Before Income Tax Expense	(5,784)	2,972	16,714	(17,940)
Income Tax Benefit (Expense)	612	(58)	(569)	(303)
Net Income (Loss) Attributable to the Company	(5,172)	2,914	16,145	(18,243)
Distributions to Preferred Stockholders	(1,878)	(1,878)	(5,634)	(5,634)
Net Income (Loss) Attributable to Common Stockholders	$(7,050)	$1,036	$10,511	$(23,877)

Per Share Information—See Note 12:
Basic and Diluted Net Income (Loss) Attributable to Common Stockholders	$(0.19)	$0.03	$0.30	$(0.74)

Weighted Average Number of Common Shares
Basic	37,537,899	32,651,101	35,033,606	32,298,304
Diluted	37,621,472	32,682,775	35,081,726	32,313,895

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income (Loss) Attributable to the Company	$(5,172)	$2,914	$16,145	$(18,243)
Other Comprehensive Income (Loss):
Cash Flow Hedging Derivative - Interest Rate Swaps	11,656	(1,905)	18,132	(13,101)
Total Other Comprehensive Income (Loss)	11,656	(1,905)	18,132	(13,101)
Total Comprehensive Income (Loss)	$6,484	$1,009	$34,277	$(31,344)

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

For the three months ended September 30, 2026:

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders' Equity
Balance July 1, 2026	$47	$375	$481,134	$175,556	$6,071	$663,183
Net Loss Attributable to the Company	—	—	—	(5,172)	—	(5,172)
Stock Issuance to Directors	—	—	69	—	—	69
Stock Issuance, Net of Equity Issuance Costs	—	13	27,279	—	—	27,292
Stock-Based Compensation Expense	—	—	1,031	—	—	1,031
Preferred Stock Dividends Declared for the Period	—	—	—	(1,878)	—	(1,878)
Common Stock Dividends Declared for the Period	—	—	—	(14,850)	—	(14,850)
Other Comprehensive Income	—	—	—	—	11,656	11,656
Balance September 30, 2026	$47	$388	$509,513	$153,656	$17,727	$681,331

For the three months ended September 30, 2025:

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance July 1, 2025	$47	$329	$390,003	$182,362	$1,321	$574,062
Net Income Attributable to the Company	—	—	—	2,914	—	2,914
Stock Repurchase	—	(3)	(4,305)	—	—	(4,308)
Stock Issuance to Directors	—	1	89	—	—	90
Stock-Based Compensation Expense	—	—	847	—	—	847
Preferred Stock Dividends Declared for the Period	—	—	—	(1,878)	—	(1,878)
Common Stock Dividends Declared for the Period	—	—	—	(12,569)	—	(12,569)
Other Comprehensive Loss	—	—	—	—	(1,905)	(1,905)
Balance September 30, 2025	$47	$327	$386,634	$170,829	$(584)	$557,253

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(Unaudited, in thousands)

For the nine months ended September 30, 2026:

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance January 1, 2026	$47	$324	$382,494	$184,886	$(405)	$567,346
Net Income Attributable to the Company	—	—	—	16,145	—	16,145
Vested Restricted Stock and Performance Shares	—	2	(1,251)	—	—	(1,249)
Stock Issuance to Directors	—	—	519	—	—	519
Stock Issuance, Net of Equity Issuance Costs	—	62	124,688	—	—	124,750
Stock-Based Compensation Expense	—	—	3,063	—	—	3,063
Preferred Stock Dividends Declared for the Period	—	—	—	(5,634)	—	(5,634)
Common Stock Dividends Declared for the Period	—	—	—	(41,741)	—	(41,741)
Other Comprehensive Income	—	—	—	—	18,132	18,132
Balance September 30, 2026	$47	$388	$509,513	$153,656	$17,727	$681,331

For the nine months ended September 30, 2025:

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance January 1, 2025	$47	$317	$367,828	$232,089	$12,517	$612,798
Net Loss Attributable to the Company	—	—	—	(18,243)	—	(18,243)
Stock Repurchase	—	(3)	(4,342)	—	—	(4,345)
Vested Restricted Stock and Performance Shares	—	1	(1,035)	—	—	(1,034)
Stock Issuance to Directors	—	1	579	—	—	580
Stock Issuance, Net of Equity Issuance Costs	—	—	(75)		—	(75)
Stock Issuance, Settlement of 2025 Notes	—	11	21,037		—	21,048
Stock-Based Compensation Expense	—	—	2,642	—	—	2,642
Preferred Stock Dividends Declared for the Period	—	—	—	(5,634)	—	(5,634)
Common Stock Dividends Declared for the Period	—	—	—	(37,383)	—	(37,383)
Other Comprehensive Loss	—	—	—	—	(13,101)	(13,101)
Balance September 30, 2025	$47	$327	$386,634	$170,829	$(584)	$557,253

The accompanying notes are an integral part of these consolidated financial statements.

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flow from Operating Activities:
Net Income (Loss) Attributable to the Company	$16,145	$(18,243)
Adjustments to Reconcile Net Income (Loss) Attributable to the Company to Net Cash Provided by Operating Activities:
Depreciation and Amortization	49,196	44,587
Amortization of Intangible Assets and Liabilities to Income Property Revenue	(2,488)	(896)
Amortization of Deferred Financing Costs to Interest Expense	1,017	940
Amortization of Discount on Convertible Debt	0	45
Gain on Disposition of Real Estate and Intangible Lease Assets and Liabilities	(1,418)	(1,373)
Gain on Disposition of Assets Held for Sale	(689)	—
Loss on Extinguishment of Debt	211	20,449
Provision for Impairment and Adjustment to CECL Reserve	1,117	68
Accretion of Commercial Loans and Investments Origination Fees	(1,336)	(464)
Non-Cash Imputed Interest	(5)	(14)
Deferred Income Taxes	259	40
Unrealized Loss (Gain) on Investment Securities	(1,099)	5,829
Non-Cash Compensation	3,643	3,222
Decrease (Increase) in Assets:
Refundable Income Taxes	—	70
Other Assets	(8,777)	(2,357)
Increase (Decrease) in Liabilities:
Accounts Payable	1,001	(1,431)
Accrued and Other Liabilities	11,009	4,612
Deferred Revenue	(8,641)	3,179
Income Taxes Payable	23	27
Net Cash Provided By Operating Activities	59,168	58,290
Cash Flow from Investing Activities:
Acquisition of Real Estate and Intangible Lease Assets and Liabilities	(203,669)	(80,022)
Investments in and Improvements to Real Estate	(21,637)	(7,198)
Acquisition of Commercial Loans and Investments	(147,457)	(12,786)
Proceeds from Disposition of Property, Plant, and Equipment, and Assets Held for Sale	89,905	6,699
Principal Payments Received on Commercial Loans and Investments	30,000	6,038
Cash Received for Commercial Loan Reserves	8,429	(552)
Acquisition of Investment Securities	(13,539)	(8,775)
Proceeds from the Sale of Investment Securities	4,846	739
Net Cash Used In Investing Activities	(253,122)	(95,857)
Cash Flow From Financing Activities:
Proceeds from Long-Term Debt	830,000	327,000
Payments on Long-Term Debt	(725,800)	(226,272)
Cash Paid for Loan Fees	(7,570)	(1,514)
Cash Proceeds from Common Stock Issuance	519	580
Cash Used to Purchase Common Stock	—	(4,345)
Cash Paid for Vesting of Restricted Stock	(1,249)	(1,034)
Proceeds from (Cash Paid for) Issuance of Common and Preferred Stock, Net	124,750	(75)
Cash Paid for Premium Related to Settlement of 2025 Notes	—	(14,110)
Dividends Paid - Preferred Stock	(5,634)	(5,634)
Dividends Paid - Common Stock	(41,100)	(36,820)
Net Cash Provided By Financing Activities	173,916	37,776
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(20,038)	209
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	41,119	17,361
Cash, Cash Equivalents and Restricted Cash, End of Period	$21,081	$17,570

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$8,815	$9,281
Restricted Cash	12,266	8,289
Total Cash	$21,081	$17,570

CTO REALTY GROWTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Taxes, Net of Refunds Received	$237	$166
Cash Paid for Interest (1)	$21,920	$16,950

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Gain (Loss) on Cash Flow Hedges	$18,132	$(13,101)
Common Stock Dividends Declared and Unpaid	$641	$563
Principal Related to Settlement of 2025 Notes, Paid in Common Stock	$—	$14,762
Premium Related to Settlement of 2025 Notes, Paid in Common Stock	$—	$6,286

(1)     Includes capitalized interest of $0.4 and $0.1 million during the nine months ended September 30, 2026 and 2025, respectively.

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

As of September 30, 2026, we own and manage, sometimes utilizing third-party property management companies, 22 commercial real estate properties in eight states in the United States, comprising 6.6 million square feet of gross leasable space. In addition to our income property portfolio, as of September 30, 2026, our business included the following:

Management Services: A fee-based management business that is engaged in managing Alpine Income Property Trust, Inc. (“PINE”), as well as a portfolio of assets pursuant to the Portfolio Management Agreement (hereinafter defined), and a portfolio of subsurface interests, as further described in Note 5, “Management Services Business”.

Commercial Loans and Investments: A portfolio of five commercial loan investments and three preferred equity investments which are classified as commercial loan investments.

Investment in PINE: Our business also includes our investment in PINE. As of September 30, 2026, the fair value of our investment totaled $42.9 million, or 12.9% of PINE’s outstanding common equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

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

The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other entities in which we have a controlling interest. Any real estate entities or properties included in the consolidated financial statements have been consolidated only for the periods that such entities or properties were owned or under control by us. All inter-company balances and transactions have been eliminated in the consolidated financial statements. As of September 30, 2026, the Company has an equity investment in PINE.

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

Real Estate

The Company’s real estate assets are carried at cost, less accumulated depreciation and amortization and impairment losses, if any. Such assets are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to the applicable property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the Company’s consolidated statement of operations. The amount of depreciation of real estate, exclusive of amortization related to intangible assets, recognized for the three months ended September 30, 2026 and September 30, 2025, was $10.2 million and $9.0 million, respectively. The amount of depreciation of real estate, exclusive of amortization related to intangible assets, recognized for the nine months ended September 30, 2026 and September 30, 2025, was $29.7 million and $26.3 million, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of September 30, 2026 and December 31, 2025 include certain amounts over the Federal Deposit Insurance Corporation limits.

Restricted Cash

Restricted cash totaled $12.3 million at September 30, 2026, held in six reserve accounts related to the Company’s commercial loans and investments for interest, real estate tax and/or construction costs.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at September 30, 2026 and December 31, 2025, approximate fair value because of the short maturity of these instruments. The carrying value of the Revolving Facility (hereinafter defined) as of September 30, 2026 and December 31, 2025, approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s fixed rate commercial loans and investments, the 2027 Term Loan (hereinafter defined), the 2028 Term Loan (hereinafter defined), the 2029 Term Loan (hereinafter defined), the 2030 Term Loan (hereinafter defined), the 2031 Term Loan (hereinafter defined), the 2032 Term Loan (hereinafter defined), and mortgage note held as of September 30, 2026 and December 31, 2025 are measured at fair value based on current market rates for financial instruments with similar risks and maturities (see Note 7, “Fair Value of Financial Instruments”).

Fair Value Measurements

The Company’s estimates of fair value of financial and non-financial assets and liabilities are based on the framework established by U.S. GAAP. The framework specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. U.S. GAAP describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels:

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

The Company may, from time to time, sell shares of common stock under its Common Stock ATM Program through forward sale agreements. Forward sale agreements that meet the criteria for equity classification under FASB ASC Topic 480, Distinguishing Liabilities from Equity, and FASB ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, are classified as equity, and no amounts are recognized in the consolidated financial statements until settlement. Prior to settlement, the potential dilutive effect of any outstanding forward sale agreements is reflected in diluted earnings per common share using the treasury stock method in accordance with FASB ASC Topic 260, Earnings Per Share.

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

Accounts Receivable

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of accrued tenant reimbursable expenses and other tenant receivables. Receivables related to income property tenants totaled $5.2 million and $3.9 million as of September 30, 2026 and December 31, 2025, respectively.

The collectability of the aforementioned receivables shall be considered and adjusted through an allowance for doubtful accounts which is included in income property revenue on the consolidated statements of operations. As of September 30, 2026 and December 31, 2025, the Company’s allowance for doubtful accounts totaled $3.4 million and $2.6 million, respectively. Bad debt expense charged to revenue totaled $0.5 million for the three months ended September 30, 2026, compared to a benefit of $0.1 million for the three months ended September 30, 2025. Bad debt expense charged to revenue totaled $1.6 million and $1.0 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.

The Company also has certain concentrations that make up more than 10% of our income property portfolio, as described below:

●	Square Footage Concentrations. As of September 30, 2026, a total of 23%, 19%, 18%, 15% and 12% of the Company’s income property portfolio, based on square footage, were located in the states of Georgia, Florida, Texas, North Carolina, and Missouri respectively. As of December 31, 2025, a total of 30%, 25%, 18%, and 12% of the Company’s income property portfolio, based on square footage, were located in the states of Georgia, Florida, North Carolina, and Texas, respectively.
●	Tenant Concentrations. We did not have any tenants that accounted for more than 10% of total revenues during the three or nine months ended September 30, 2026 or 2025.
●	Base Rent Concentrations. A total of 28%, 20%, 17%, and 13% of our base rent revenue during the nine months ended September 30, 2026 was generated from tenants located in Georgia, Florida, Texas, and North Carolina, respectively. A total of 36%, 17%, 15%, and 14% of our base rent revenue during the nine months ended September 30, 2025 was generated from tenants located in Georgia, Florida, Texas and North Carolina, respectively.

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

The components of leasing revenue are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Leasing Revenue
Lease Payments	$28,718	$25,999	$84,370	$75,458
Variable Lease Payments	9,733	7,440	27,797	23,028
Total Leasing Revenue	$38,451	$33,439	$112,167	$98,486

Minimum future base rental receipts under non-cancelable operating leases, excluding percentage rent and other lease payments that are not fixed and determinable, having remaining terms in excess of one year subsequent to September 30, 2026, are summarized as follows (in thousands):

Year Ending December 31,	Amounts
Remainder of 2026	$30,043
2027	114,268
2028	100,415
2029	83,616
2030	73,716
2031	59,766
2032 and Thereafter (Cumulative)	144,449
Total	$606,273

2026 Acquisitions. During the nine months ended September 30, 2026, the Company acquired three shopping center properties, an outparcel at one of its existing shopping centers, and one land parcel for an aggregate purchase price of $203.1 million, or a total acquisition cost of $203.7 million, as described below:

●	Palms Crossing, an open-air shopping center located in McAllen, Texas, for a purchase price of $81.6 million, or a total acquisition cost of $81.8 million, including capitalized acquisition costs. Palms Crossing comprises approximately 399,000 square feet, was 98% occupied at acquisition, and had a weighted average remaining lease term of 4.5 years at acquisition.
●	Gallery on the Parkway, an open-air shopping center located in Dallas, Texas, for a purchase price of $53.2 million, or a total acquisition cost of $53.3 million, including capitalized acquisition costs. Gallery on the Parkway comprises approximately 152,000 square feet, was 100% occupied at acquisition, and had a weighted average remaining lease term of 8.4 years at acquisition.
●	A land parcel located adjacent to our two restaurant operating properties in Daytona Beach, Florida, for a purchase price of $3.0 million. The property was acquired for future development purposes.
●	Zona Rosa, a mixed-use center located in Kansas City, Missouri, for a purchase price of $63.3 million, or a total acquisition cost of $63.5 million, including capitalized acquisition costs. Zona Rosa comprises approximately 768,000 square feet, was 67% leased at acquisition, and had a weighted average remaining lease term of 4.9 years at acquisition.
●	A vacant outparcel at the Carolina Pavilion property located in Charlotte, North Carolina, for a purchase price of $2.0 million, or $2.1 million including capitalized acquisition costs.

Of the aggregate $203.7 million acquisition cost, $53.1 million was allocated to land, $120.4 million to buildings and improvements, $43.0 million to intangible assets including in-place lease value, leasing costs, and above-market lease value, $9.6 million to below-market lease liabilities, and $3.2 million related to other liabilities. The weighted average amortization period for the intangible assets and liabilities was 5.2 years at acquisition.

2026 Dispositions. During the nine months ended September 30, 2026, the Company sold two shopping center properties for $90.7 million, generating gains of $2.1 million.

2025 Acquisitions. During the nine months ended September 30, 2025, the Company acquired Ashley Park, a shopping center located in Newnan, Georgia, for a purchase price of $79.8 million, or a total acquisition cost of $80.0 million, including capitalized acquisition costs. Ashley Park comprises approximately 559,000 square feet, was 92% occupied at acquisition, and had a weighted average remaining lease term of 4.1 years at acquisition. Of the total acquisition costs, $26.0 million was allocated to land, $40.9 million to buildings and improvements, $16.8 million to intangible assets pertaining to the in-place lease value, leasing costs, and above market lease value and $3.7 million to intangible liabilities for the below market lease value.

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

2026 Activity. During the nine months ended September 30, 2026, the Company entered into two preferred equity agreements and one commercial loan for aggregate investments of $133.4 million, of which $126.2 million was funded at closing. Origination fees totaling $1.6 million were received on the three new investments. In addition, the Company funded $22.9 million under existing construction loan commitments. The Company’s $30.0 million Watters Creek preferred equity investment was repaid in full, including all accrued interest.

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

Other Activity. Certain commercial loans and investments outstanding as of September 30, 2026 required determinations, at origination, related to variable interest entity matters as described herein:

●	Series A Preferred Investment. On July 11, 2024, the Company funded $10.0 million into an escrow account, which escrow closed on August 1, 2024 in exchange for 10,000 shares of 14.000% Series A preferred stock, with a $0.01 par value per share, of a subsidiary of a publicly-traded hospitality, entertainment and real estate company (the “Series A Preferred Investment”). In connection with the investment, the Company received an origination fee of 1.0% or $0.1 million. The investment is not redeemable prior to July 11, 2029, except upon the occurrence of certain specified events. The Company determined, pursuant to FASB ASC Topic 810, Consolidation, that we do not have a variable interest in the entity underlying the Series A Preferred Investment; accordingly, FASB ASC Topic 320, Investments-Debt Securities, was applied and the investment was recorded in the consolidated balance sheets as a commercial loan investment at the time of acquisition.

●	Class A Premier Retail Preferred Investment. On April 17, 2026, the Company entered into a preferred equity agreement to provide $75.0 million of funding towards a Class A premier retail property located in the Southwest (the “Class A Premier Retail Preferred Investment”). Pursuant to FASB ASC Topic 810, Consolidation, the Company determined it is not the primary beneficiary of the entity underlying the Class A Premier Retail Preferred Investment; accordingly, the $75.0 million was recorded on the consolidated balance sheets as a commercial loan investment at the time of acquisition. The Class A Premier Retail Preferred Investment is mandatorily redeemable no later than the earlier of April 17, 2028, or upon the occurrence of certain other specified events. The Class A Premier Retail Preferred Investment bears a rate of 12.0% for the first year, and 11.0% thereafter. Additionally, at the election of the managing member of the Class A Premier Retail Preferred Investment, up to 3.0% of the return can be deferred as paid-in-kind (“PIK”) interest for a period of up to one year. If such election is made, any accrued and unpaid deferred return will continue to accrue at the applicable rate, plus 1.0% until repaid. There is an option to extend the stated redemption date for one additional year, in which case the rate would increase to 13.0%. At closing, a 1.25% origination fee, or $0.9 million, was received by the Company. The Class A Premier Retail Preferred Investment represents $75.0 million, or less than 5%, of funding towards the total investment in a Class A retail property located in the Southwest. The remaining funding is comprised of a combination of third-party sponsorship equity and secured debt.
●	Grocery-Anchored Retail Development Preferred Investment. On May 7, 2026, the Company entered into a preferred equity agreement to provide $21.4 million of funding towards a grocery-anchored retail shopping center located in the Northeast (the “Grocery-Anchored Retail Development Preferred Investment”). Pursuant to FASB ASC Topic 810, Consolidation, the Company determined it is not the primary beneficiary of the entity underlying the Grocery-Anchored Retail Development Preferred Investment; accordingly, the $21.4 million was recorded on the consolidated balance sheets as a commercial loan investment at the time of acquisition. The Grocery-Anchored Retail Development Preferred Investment is mandatorily redeemable on October 31, 2027, with a one-year option to extend to October 31, 2028. The Grocery-Anchored Retail Development Preferred Investment bears a rate of 12.0%, including 3.0% accrued PIK interest. If the one-year extension is exercised, the rate would increase to 13.0%, including 3.0% accrued PIK interest. At closing, a 1.00% origination fee, or $0.2 million, was received by the Company. The Grocery-Anchored Retail Development Preferred Investment represents $21.4 million, or approximately 17%, of funding towards the total investment in the grocery-anchored retail development located in the Northeast. The remaining funding is comprised of a combination of third-party sponsorship equity and secured debt.

The Company’s commercial loans and investments were comprised of the following at September 30, 2026 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Mortgage Note – Founders Square – Dallas, TX	March 2023	March 2027	$15,000	$15,000	$14,973	9.50%
Series A Preferred Investment	July 2024	July 2029	10,000	10,000	9,945	14.00%
Construction Loan - Rivana - Herndon, VA (1)	September 2024	September 2028	59,450	48,937	47,798	11.65%
Construction Loan - Whole Foods - Forsyth, GA	November 2024	May 2027	40,200	21,844	21,748	12.15%
Mortgage Note - Mainstreet - Daytona Beach, FL	August 2025	August 2030	5,000	5,000	4,981	6.50%
Class A Premier Retail Preferred Investment – Southwest	April 2026	April 2028	75,750	75,750	74,448	12.00%
Grocery-Anchored Retail Development Preferred Investment – Northeast (2)	May 2026	October 2027	21,363	21,621	21,465	12.00%
Construction Loan - Mixed-Use Property - Austin, TX	July 2026	July 2028	37,000	29,793	29,379	9.75%
			$263,763	$227,945	$224,737
CECL Reserve					(2,257)
Total Commercial Loans and Investments					$222,480
(1)	Amounts funded prior to December 31, 2025 carry a coupon rate of 11.50%, while draws subsequent to that date have a 12.00% coupon rate, including 10.00% cash and 2.00% accrued paid-in-kind interest. The disclosed rate of 11.65% represents the weighted average coupon rate as of September 30, 2026.
(2)	The coupon rate is comprised of 9.00% cash interest and 3.00% paid-in-kind.

The Company’s commercial loans and investments were comprised of the following at December 31, 2025 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Preferred Investment – Watters Creek – Allen, TX	April 2022	April 2026	$30,000	$30,000	$29,980	9.50%
Mortgage Note – Founders Square – Dallas, TX (1)	March 2023	March 2027	15,000	15,000	14,992	8.75%
Series A Preferred Investment	July 2024	July 2029	10,000	10,000	9,929	14.00%
Construction Loan - Rivana - Herndon, VA (2)	September 2024	September 2028	59,450	34,246	32,478	11.50%
Construction Loan - Whole Foods - Forsyth, GA	November 2024	May 2027	40,200	13,804	13,588	12.15%
Mortgage Note - Mainstreet - Daytona Beach, FL	August 2025	August 2030	5,000	5,000	4,977	6.50%
			$159,650	$108,050	$105,944
CECL Reserve					(1,140)
Total Commercial Loans and Investments					$104,804

(1)	Coupon rate increased to 9.5% effective January 1, 2026.
(2)	Future draws funded will have a 12.0% coupon rate including 10% cash and 2.0% accrued paid-in-kind interest.

The carrying value of the commercial loans and investments portfolio at September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Current Face Amount	$227,945	$108,050
Unaccreted Origination Fees	(1,544)	(778)
Unaccreted Exit Fees	(1,664)	(1,328)
CECL Reserve	(2,257)	(1,140)
Total Commercial Loans and Investments	$222,480	$104,804

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

The Company earned management fees from PINE of $1.4 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively, and $4.1 million and $3.3 million for the nine months ended September 30, 2026 and 2025, respectively. Dividend income for the three month periods ended September 30, 2026 and 2025 totaled $0.8 million and $0.7 million, respectively. Dividend income for the nine month periods ended September 30, 2026 and 2025 totaled $2.3 million and $2.1 million, respectively. Management fee revenue from PINE, included in management services, and dividend income, included in investment and other income, are reflected in the accompanying consolidated statements of operations.

The following table represents amounts due from PINE as of September 30, 2026 and December 31, 2025 which are included in other assets on the consolidated balance sheets (in thousands):

	As of
Description	September 30, 2026	December 31, 2025
Management Services Fee Due From PINE	$1,440	$1,142
Dividend Receivable	392	349
Other	129	888
Total	$1,961	$2,379

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

From time to time following PINE’s IPO, the Company’s Board of Directors has authorized the purchase by the Company of additional shares of common stock of PINE. Pursuant to these authorizations, the Company has purchased 431,912 shares of PINE common stock on the open market subsequent to PINE’s IPO for a total cost of $7.0 million, including fees, or a weighted average gross price of $16.15 per share. No purchases of PINE common stock were completed during the three months ended September 30, 2026.

As of September 30, 2026, the Company owns, in the aggregate, 1,223,854 OP Units and 1,247,702 shares of PINE common stock, representing an investment totaling $42.9 million, or 12.9% of PINE’s outstanding equity.

Portfolio Management Agreement. On December 4, 2023, the Company entered into an asset management agreement with a third party to manage a portfolio of multi-tenant and single-tenant assets (the “Portfolio Management Agreement”). Although the Company has no direct relationship with the third party, PINE is a lender to the third-party pursuant to a mortgage note originated by PINE which is secured by the portfolio. The Company receives (or expects to receive) asset management fees, disposition management fees, leasing commissions, and other fees related to the Company’s management and administration of the portfolio pursuant to the Portfolio Management Agreement. The Company also entered into a revenue sharing agreement with PINE whereby PINE will receive the portion of fees earned by the Company under the Portfolio Management Agreement which are attributable to the single tenant properties within the portfolio. Pursuant to the Portfolio Management Agreement, which is included in management fee income on the Company’s consolidated statements of operations, the Company recognized less than $0.1 million and $0.1 million of revenue during the three months ended September 30, 2026 and September 30, 2025, respectively. During each of the nine month periods ended September 30, 2026 and 2025, the Company recognized revenue of $0.2 million pursuant to the Portfolio Management Agreement.

Asset Management Agreement. The Company receives management and other fees pursuant to a subsurface management agreement. The Company recognized less than $0.1 million of revenue during each of the three months ended September 30, 2026 and 2025, and $0.1 million of revenue during each of the nine months ended September 30, 2026 and 2025, pursuant to this agreement, which is included in management fee income on the Company’s consolidated statements of operations.

NOTE 6. INVESTMENT SECURITIES

As of September 30, 2026, the Company owns, in the aggregate and on a fully diluted basis, 2.47 million shares of PINE, or 12.9% of PINE’s total common shares outstanding for an investment value of $42.9 million, which total includes 1.2 million OP Units, or 6.4%, which the Company received in exchange for the contribution of certain income properties to the PINE Operating Partnership, in addition to 1,247,702 shares of common stock owned by the Company, or 6.5%. The Company has elected the fair value option related to the aggregate investment in securities of PINE pursuant to ASC 825. For detailed financial information regarding PINE, please refer to its financial statements, which are publicly available on the website of the Securities and Exchange Commission at http://www.sec.gov under the ticker symbol “PINE.”

The Company calculates the unrealized gain or loss based on the closing stock price of PINE at each respective balance sheet date. The unrealized, non-cash gains and losses resulting from the changes in the closing stock price of PINE are included in investment and other income (loss) in the accompanying consolidated statements of operations.

The Company’s available-for-sale securities as of September 30, 2026 and December 31, 2025 are summarized below (in thousands):

	Cost	Unrealized Gains in Investment Income	Unrealized Losses in Investment Income	Estimated Fair Value (Level 1 Inputs)
September 30, 2026
Common Stock	$22,486	$—	$(839)	$21,647
Operating Units	23,253	—	(2,019)	21,234
Total Equity Securities	$45,739	$—	$(2,858)	$42,881

December 31, 2025
Common Stock	$22,486	$—	$(1,625)	$20,861
Operating Units	23,253	—	(2,790)	20,463
Total Equity Securities	$45,739	$—	$(4,415)	$41,324

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$8,815	$8,815	$6,467	$6,467
Restricted Cash - Level 1	$12,266	$12,266	$34,652	$34,652
Commercial Loans and Investments - Level 2	$222,480	$230,541	$104,804	$109,828
Long-Term Debt - Level 2	$717,621	$721,813	$616,345	$608,419

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

The following table presents the fair value of assets (liabilities) measured on a recurring basis by level as of September 30, 2026 and December 31, 2025 (in thousands). See Note 15, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2026
Cash Flow Hedge - 2029 Term Loan Interest Rate Swaps	$994	$—	$994	$—
Cash Flow Hedge - 2030 Term Loan Interest Rate Swaps	$4,836	$—	$4,836	$—
Cash Flow Hedge - 2031 Term Loan Interest Rate Swaps	$5,646	$—	$5,646	$—
Cash Flow Hedge - 2032 Term Loan Interest Rate Swaps	$6,251	$—	$6,251	$—
Investment Securities	$42,881	$42,881	$—	$—
December 31, 2025
Cash Flow Hedge - 2027 Term Loan Interest Rate Swaps	$1,496	$—	$1,496	$—
Cash Flow Hedge - 2028 Term Loan Interest Rate Swaps	$(1,351)	$—	$(1,351)	$—
Cash Flow Hedge - 2029 Term Loan Interest Rate Swaps	$(5)	$—	$(5)	$—
Cash Flow Hedge - 2030 Term Loan Interest Rate Swaps	$(48)	$—	$(48)	$—
Cash Flow Hedge - Revolving Facility Interest Rate Swaps	$(497)	$—	$(497)	$—
Investment Securities	$41,324	$41,324	$—	$—

NOTE 8. INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	As of
	September 30, 2026	December 31, 2025
Intangible Lease Assets:
Value of In-Place Leases	$109,620	$99,346
Value of Above Market In-Place Leases	20,710	23,052
Value of Intangible Leasing Costs	33,729	29,963
Sub-total Intangible Lease Assets	164,059	152,361
Accumulated Amortization	(66,967)	(67,651)
Sub-total Intangible Lease Assets—Net	97,092	84,710
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(47,083)	(42,144)
Sub-total Intangible Lease Liabilities	(47,083)	(42,144)
Accumulated Amortization	12,299	10,658
Sub-total Intangible Lease Liabilities—Net	(34,784)	(31,486)
Total Intangible Assets and Liabilities—Net	$62,308	$53,224

The following table reflects the net amortization of intangible assets and liabilities during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization Expense	$7,224	$5,951	$19,524	$18,267
Accretion to Income Properties Revenue	(879)	(180)	(2,488)	(896)
Net Amortization of Intangible Assets and Liabilities	$6,345	$5,771	$17,036	$17,371

Amortization expense and accretion to income properties revenue for the three and nine months ended September 30, 2026 includes $1.3 million and $1.7 million, respectively, related to the acceleration of lease intangibles resulting from certain lease terminations during the period. For the three and nine months ended September 30, 2025, amortization expense and accretion to income properties revenue included $0.5 million and $1.8 million, respectively, related to the acceleration of lease intangibles resulting from certain lease terminations during the period.

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

As of September 30,	Future Amortization Expense	Future Accretion to Income Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
Remainder of 2026	$6,601	$(1,186)	$5,415
2027	21,956	(3,708)	18,248
2028	15,936	(3,106)	12,830
2029	10,996	(2,888)	8,108
2030	8,838	(2,558)	6,280
2031	7,264	(2,465)	4,799
2032 and Thereafter	15,426	(8,798)	6,628
Total	$87,017	$(24,709)	$62,308

As of September 30, 2026, the weighted average amortization period of total intangible assets and liabilities was 7.6 years and 9.3 years, respectively.

NOTE 9. PROVISION FOR IMPAIRMENT AND ADJUSTMENT TO CECL RESERVE

Income Properties. There were no impairment charges on the Company’s income property portfolio during the nine months ended September 30, 2026 or 2025.

Commercial Loans and Investments. During the three and nine months ended September 30, 2026, the Company recorded an impairment charge of $0.4 million and $1.1 million, respectively, related to its commercial loans and investments. During the nine months ended September 30, 2025, the Company recorded an impairment charge of less than $0.1 million related to its commercial loans and investments.

NOTE 10. OTHER ASSETS

Other assets consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	As of
	September 30, 2026	December 31, 2025
Income Property Tenant Receivables, Net of Allowance for Doubtful Accounts (1)	$5,215	$3,936
Income Property Straight-line Rent Adjustment	9,210	8,889
Income Property Leasing Commissions and Costs, Net	11,034	9,303
Operating Leases - Right-of-Use Asset	173	241
Cash Flow Hedge - Interest Rate Swap	17,727	2,999
Prepaid Expenses, Deposits, and Other	20,815	7,770
Due from Alpine Income Property Trust, Inc.	1,961	2,379
Financing Costs, Net of Accumulated Amortization	4,108	690
Total Other Assets	$70,243	$36,207
(1)	Allowance for doubtful accounts was $3.4 million and $2.6 million as of September 30, 2026 and December 31, 2025, respectively.

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

ATM PROGRAM

The Company has established an “at-the-market” equity offering program pursuant to which the Company may sell, from time to time, shares of the Company’s common stock (the “Common Stock ATM Program”).

During the three months ended September 30, 2026, the Company sold 1,271,472 shares under the Common Stock ATM Program for gross proceeds of $27.8 million at a weighted average price of $21.83 per share, generating net proceeds of $27.3 million after deducting transaction fees totaling $0.5 million. The Company was not active under the Common Stock ATM Program during the three months ended September 30, 2025.

During the nine months ended September 30, 2026, the Company sold 6,188,971 shares under the Common Stock ATM Program for gross proceeds of $127.0 million at a weighted average price of $20.52 per share, generating net proceeds of $125.1 million after deducting transaction fees totaling $1.9 million. The Company was not active under the Common Stock ATM Program during the nine months ended September 30, 2025.

The Company may also enter into forward sale agreements under its Common Stock ATM Program. The above activity included forward sales during the nine months ended September 30, 2026, all of which were settled as of September 30, 2026.

As of September 30, 2026, $89.5 million of availability remained under the Common Stock ATM Program.

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

The Company has also established an “at-the-market” equity offering program pursuant to which the Company may sell, from time to time, shares of the Series A Preferred Stock (the “Preferred Stock ATM Program”). The Company was not active under the Preferred Stock ATM Program during the three and nine months ended September 30, 2026 or 2025.

The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. The Series A Preferred Stock has no maturity date and will remain outstanding unless redeemed.

The Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends on such Series A Preferred Stock up to, but excluding, the date of redemption.

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

The following table outlines dividends declared and paid for the Series A Preferred Stock and the Company’s common stock during the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Series A Preferred Stock
Dividends	$1,878	$1,878	$5,634	$5,634
Per Share	$0.40	$0.40	$1.20	$1.20

Common Stock
Dividends	$14,635	$12,390	$41,100	$36,820
Per Share	$0.38	$0.38	$1.14	$1.14

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

The following is a reconciliation of basic and diluted earnings per common share for each of the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic and Diluted Earnings:
Net Income (Loss) Attributable to Common Stockholders	$(7,050)	$1,036	$10,511	$(23,877)

Basic and Diluted Shares:
Weighted Average Shares Outstanding, Basic	37,537,899	32,651,101	35,033,606	32,298,304
Common Shares Applicable to Unvested Restricted Stock Using the Treasury Stock Method	83,573	31,674	48,120	15,591
Weighted Average Shares Outstanding, Diluted	37,621,472	32,682,775	35,081,726	32,313,895

Per Share Information:
Net Income (Loss) Attributable to Common Stockholders
Basic and Diluted	$(0.19)	$0.03	$0.30	$(0.74)

There were 83,573 and 48,120 potentially dilutive shares related to the Company’s restricted stock for the three and nine months ended September 30, 2026, respectively. There were 31,674 and 15,591 potentially dilutive shares related to the Company’s restricted stock for the three and nine months ended September 30, 2025, respectively.

NOTE 13. SHARE REPURCHASES

COMMON STOCK REPURCHASE PROGRAM

On December 12, 2023, the Company’s Board of Directors approved a common stock repurchase program (the “December 2023 Common Stock Repurchase Program”). Pursuant to the December 2023 Common Stock Repurchase Program, the Company was authorized to repurchase shares of its common stock for a total purchase price of up to $5.0 million. During the year ended December 31, 2024, the Company repurchased 40,726 shares of its common stock on the open market for a total cost of $0.7 million, or an average price per share of $16.28 pursuant to the December 2023 Common Stock Repurchase Program. During the year ended December 31, 2025, the Company repurchased 266,161 shares of its common stock on the open market for a total cost of $4.3 million, or an average price per share of $16.29 pursuant to the December 2023 Common Stock Repurchase Program. Accordingly, as of the date that the Company’s Board of Directors established the September 2025 Common Stock Repurchase Program (hereinafter defined), no shares of the Company’s common stock remained available for repurchase under the December 2023 Common Stock Repurchase Program.

On September 24, 2025, the Company’s Board of Directors approved a common stock repurchase program (the “September 2025 Common Stock Repurchase Program”). Pursuant to the September 2025 Common Stock Repurchase Program, the Company may repurchase shares of its common stock for a total purchase price of up to $10.0 million. Shares may be purchased under the September 2025 Common Stock Repurchase Program in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The September 2025 Common Stock Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended. During the year ended December 31, 2025, the Company repurchased 307,563 shares of its common stock on the open market for a total cost of $5.0 million, or an average price per share of $16.26, pursuant to the September 2025 Common Stock Repurchase Program.

During the three months ended September 30, 2025, the Company (i) repurchased 263,910 shares of its common stock on the open market for a total cost of $4.3 million, or an average price per share of $16.29, pursuant to the December 2023 Common Stock Repurchase Program, and (ii) did not repurchase any shares of its common stock pursuant to the September 2025 Common Stock Repurchase Program. During the nine months ended September 30, 2025, the Company (i) repurchased 266,161 shares of its common stock on the open market for a total cost of $4.3 million, or an average price per share of $16.29, pursuant to the December 2023 Common Stock Repurchase Program, and (ii) did not repurchase any shares of its common stock pursuant to the September 2025 Common Stock Repurchase Program.

During the three and nine months ended September 30, 2026, the Company did not repurchase any shares of its common stock pursuant to the September 2025 Common Stock Repurchase Program. As of September 30, 2026, $5.0 million remained available for repurchases under the September 2025 Common Stock Repurchase Program.

SERIES A PREFERRED STOCK REPURCHASE PROGRAM

On February 16, 2023, the Company’s Board of Directors approved a Series A Preferred Stock repurchase program (the “2023 Series A Preferred Stock Repurchase Program”). Pursuant to the 2023 Series A Preferred Stock Repurchase Program, the Company was authorized to repurchase shares of its Series A Preferred Stock for a total purchase price of up to $3.0 million. During the year ended December 31, 2023, the Company repurchased 21,192 shares of Series A Preferred Stock on the open market for a total cost of $0.4 million, or an average price per share of $18.45. No shares of the Company’s Series A Preferred Stock were repurchased under the 2023 Series A Preferred Stock Repurchase Program during the nine months ended September 30, 2026 or 2025. The 2023 Series A Preferred Stock Repurchase Program was terminated subsequent to September 30, 2026. See Note 22, “Subsequent Events.”

NOTE 14. LONG-TERM DEBT

As of September 30, 2026, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt	Maturity Date	Interest Rate	Wtd. Avg. Rate
Revolving Facility	$123,000	September 2030	SOFR + [1.00% - 1.60%] (5)	4.95%
2029 Term Loan (1)	150,000	September 2029	SOFR + [1.15% - 1.75%]	5.35%
2030 Term Loan (2)	150,000	September 2030	SOFR + [1.15% - 1.75%]	4.93%
2031 Term Loan (3)	150,000	September 2031	SOFR + [1.15% - 1.75%]	4.76%
2032 Term Loan (4)	150,000	March 2032	SOFR + [1.15% - 1.75%]	3.43%
Total Long-Term Face Value Debt	$723,000			4.67%
(1)	The Company utilized interest rate swaps on the $150.0 million 2029 Term Loan to fix SOFR and achieve a weighted average fixed swap rate of 4.10% plus the applicable spread.
(2)	The Company utilized interest rate swaps on the $150.0 million 2030 Term Loan balance to fix SOFR and achieve a weighted average fixed swap rate of 3.68% plus the applicable spread.
(3)	The Company utilized interest rate swaps on the $150.0 million 2031 Term Loan balance to fix SOFR and achieve a fixed swap rate of 3.51% plus the applicable spread.
(4)	The Company utilized interest rate swaps on the $150.0 million 2032 Term Loan balance to fix SOFR and achieve a weighted average fixed swap rate of 2.18% plus the applicable spread.
(5)	The interest rate on the Revolving Facility also includes a facility fee of 0.20% based on the Company’s leverage ratio, as defined in the agreement, as of September 30, 2026.

KeyBank Credit Agreement. The Company and certain subsidiaries of the Company previously entered into a Credit Agreement, dated as of September 30, 2024, with KeyBank National Association, as administrative agent (“KeyBank”), and certain other lenders named therein.

On September 29, 2026, the Company and certain subsidiaries of the Company entered into an Amended and Restated Credit Agreement with KeyBank and certain other lenders named therein (the “Amended and Restated KeyBank Credit Agreement”). The Amended and Restated KeyBank Credit Agreement provides for:

●	a $400 million senior unsecured revolving credit facility maturing in September 2030, with two six-month extension options (the “Revolving Facility”);
●	a $150 million senior unsecured term loan credit facility maturing in September 2029 (the “2029 Term Loan”);
●	a $150 million senior unsecured term loan credit facility maturing in September 2030 (the “2030 Term Loan”);
●	a $150 million senior unsecured term loan credit facility maturing in September 2031 (the “2031 Term Loan”); and
●	a $150 million senior unsecured term loan credit facility maturing in March 2032 (the “2032 Term Loan” and, together with the Revolving Facility, the 2029 Term Loan, the 2030 Term Loan, and the 2031 Term Loan, the “Facilities”).

BMO Credit Agreement. Prior to September 29, 2026, the Company was party to a credit agreement (as amended and restated and further amended, the “BMO Credit Agreement”) with Bank of Montreal (“BMO”) and the other lenders thereunder, with BMO acting as the administrative agent for the lenders thereunder. The BMO Credit Agreement provided for:

●	a $300.0 million unsecured revolving credit facility that was scheduled to mature on January 31, 2027;
●	a $100.0 million unsecured term loan that was scheduled to mature on January 31, 2027 (the “2027 Term Loan”); and
●	a $100.0 million unsecured term loan that was scheduled to mature on January 31, 2028 (the “2028 Term Loan”).

On September 29, 2026, in connection with the Company’s entry into the Amended and Restated KeyBank Credit Agreement, the Company repaid all obligations outstanding under the BMO Credit Agreement. As a result, the BMO Credit Agreement was terminated, and the obligations thereunder were discharged.

The terms of the Amended and Restated KeyBank Credit Agreement include, among other things:

●	the origination of the Revolving Facility in the amount of $400 million which matures on September 29, 2030, with two six-month extension options;
●	indebtedness under the Revolving Facility accrues at a rate ranging from SOFR plus 100 basis points to SOFR plus 160 basis points, based on the Company’s total indebtedness as a percentage of the Company’s total asset value, as defined in the Amended and Restated KeyBank Credit Agreement. The Company may utilize daily simple SOFR or term SOFR, at its election;
●	the upsize of the 2029 Term Loan from $125 million to $150 million, with a maturity date of September 30, 2029;
●	the upsize of the 2030 Term Loan from $125 million to $150 million, with a maturity date of September 25, 2030;
●	the origination of the 2031 Term Loan in the amount of $150 million that matures on September 29, 2031;
●	the origination of the 2032 Term Loan in the amount of $150 million that matures on March 29, 2032;
●	indebtedness outstanding under the 2029 Term Loan, the 2030 Term Loan, the 2031 Term Loan, and the 2032 Term Loan accrues at a rate ranging from SOFR plus 115 basis points to SOFR plus 175 basis points, based on the Company’s total indebtedness as a percentage of the Company’s total asset value, as defined in the Amended and Restated KeyBank Credit Agreement. The Company may utilize daily simple SOFR or term SOFR, at its election; and
●	an accordion feature which allows for total borrowings under the Facilities, in the aggregate, to be increased to an amount not to exceed $1.5 billion.

As of September 30, 2026, the commitment level under the Revolving Facility was $400.0 million and the Company had an outstanding balance of $123.0 million. The available borrowing capacity under the Revolving Facility, subject to borrowing base restrictions, was $245.8 million as of September 30, 2026.

The Company is subject to customary restrictive covenants under the Amended and Restated KeyBank Credit Agreement, including, but not limited to, limitations on the Company’s ability to: (i) incur indebtedness; (ii) make certain investments; (iii) incur certain liens; (iv) engage in certain affiliate transactions; and (v) engage in certain major transactions such as mergers. In addition, the Company is subject to various financial maintenance covenants as described in the Amended and Restated KeyBank Credit Agreement.

Mortgage Note Payable. On March 3, 2022, in connection with the acquisition of Price Plaza Shopping Center, the Company assumed an existing $17.8 million secured fixed-rate mortgage note payable, which bears interest at a fixed rate of 4.06% and matures in August 2026. At maturity in August 2026, the Company repaid the $17.8 million mortgage note.

Long-term debt consisted of the following (in thousands):

	September 30, 2026		December 31, 2025
	Total	Due Within One Year	Total	Due Within One Year
Revolving Facility	$123,000	$—	$151,000	$—
2027 Term Loan	—	—	100,000	—
2028 Term Loan	—	—	100,000	—
2029 Term Loan	150,000	—	125,000	—
2030 Term Loan	150,000	—	125,000	—
2031 Term Loan	150,000	—	—	—
2032 Term Loan	150,000	—	—	—
Mortgage Note Payable	—	—	17,800	17,800
Financing Costs, net of Accumulated Amortization	(5,379)	—	(2,455)	—
Total Long-Term Debt	$717,621	$—	$616,345	$17,800

Payments applicable to reduction of principal amounts as of September 30, 2026 will be required as follows (in thousands):

As of September 30,	Amount
Remainder of 2026	$—
2027	—
2028	—
2029	150,000
2030	273,000
2031	150,000
2032 and Thereafter	150,000
Total Long-Term Debt - Face Value	$723,000

The carrying value of long-term debt as of September 30, 2026 consisted of the following (in thousands):

Total
Current Face Amount	$723,000
Financing Costs, net of Accumulated Amortization	(5,379)
Total Long-Term Debt	$717,621

In addition to the $5.4 million of financing costs, net of accumulated amortization included in the table above, as of September 30, 2026, the Company also had financing costs, net of accumulated amortization related to the Revolving Facility of $4.1 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Revolving Facility and are included in interest expense in the Company’s accompanying consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest Expense (1)	$7,585	$6,533	$21,971	$18,843
Amortization of Deferred Financing Costs	349	300	1,017	940
Amortization of Discount on Convertible Notes	—	—	—	45
Total Interest Expense	$7,934	$6,833	$22,988	$19,828

Total Interest Paid	$7,805	$4,160	$21,920	$16,950

(1)     Net of capitalized interest of $0.1 million and $0.4 million during the three and nine months ended September 30, 2026, respectively, and $0.1 million capitalized during the nine months ended September 30, 2025.

The Company was in compliance with all of its debt covenants as of September 30, 2026 and December 31, 2025.

NOTE 15. INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the three and nine months ended September 30, 2026 and 2025. Accordingly, the changes in fair value on the interest rate swaps have been classified in accumulated other comprehensive income (loss). The fair value of the interest rate swap agreements is included in other assets and accrued and other liabilities, respectively, on the consolidated balance sheets. Information related to the Company’s interest rate swap agreements as of September 30, 2026 is presented below (in thousands):

Hedged Item	Status	Effective Date	Maturity Date	Wtd. avg. fixed rate (1)	Aggregate Notional Amount	Fair Value as of September 30, 2026
2029 Term Loan	In Place	9/30/2022-9/30/2026	1/31/2028- 9/28/2029	4.10%	$150,000	$994
2030 Term Loan	In Place	4/30/2025-9/30/2026	1/31/2030- 9/25/2030	3.68%	$150,000	$4,836
2031 Term Loan	In Place	1/31/2023-9/30/2026	1/31/2030-9/29/2031	3.51%	$150,000	$5,644
2031 Term Loan	Forward	3/10/2031	9/29/2031	4.72%	$40,000	$2
2032 Term Loan	In Place	2/1/2024- 3/29/2024	1/31/2027-1/31/2028	2.18%	$150,000	$1,324
2032 Term Loan	Forward	1/29/2027-1/31/2028	1/30/2032-1/31/2033	4.02%	$160,000	$4,927
(1)

The weighted average fixed rate excludes the applicable spread of 1.15%-1.75%. The disclosed effective dates represent the earliest and latest effective dates and the disclosed maturity dates reflect the earliest and latest maturity dates within each hedged item group as of September 30, 2026.

The use of interest rate swap agreements carries risks, including the risk that the counterparties to these agreements are not able to perform. To mitigate this risk, the Company enters into interest rate swap agreements with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not currently anticipate that any of the counterparties to the Company’s interest rate swap agreements will fail to meet their obligations. As of September 30, 2026, there were no events of default related to the Company’s interest rate swap agreements.

NOTE 16. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Accrued Property Taxes	$12,262	$1,236
Reserve for Tenant Improvements	2,977	1,094
Tenant Security Deposits	3,717	3,233
Accrued Construction Costs	7,024	6,926
Accrued Interest	1,185	690
Cash Flow Hedge - Interest Rate Swaps	—	3,404
Operating Leases - Liability	169	229
Construction and Other Reserves from Commercial Loans and Investments	274	3,031
Other	9,883	8,342
Total Accrued and Other Liabilities	$37,491	$28,185

Reserve for Tenant Improvements. In connection with recent acquisitions, the Company received an aggregate of $3.9 million from the sellers of certain properties for tenant improvement allowances, leasing commissions and other capital improvements. These amounts are included in accrued and other liabilities on the consolidated balance sheets. Through September 30, 2026, payments totaling $0.9 million were made leaving a remaining reserve for tenant improvements of $3.0 million.

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

NOTE 17. DEFERRED REVENUE

Deferred revenue consisted of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Prepaid Rent	$5,240	$5,055
Interest Reserve from Commercial Loans and Investments	11,989	9,559
Tenant Contributions	4,118	4,188
Total Deferred Revenue	$21,347	$18,802

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

NOTE 18. STOCK-BASED COMPENSATION

SUMMARY OF STOCK-BASED COMPENSATION

A summary of share activity for all equity classified stock compensation during the nine months ended September 30, 2026 is presented below.

Type of Award	Shares Outstanding at 1/1/2026	Granted Shares	Vested / Exercised Shares	Expired Shares	Forfeited Shares	Shares Outstanding at 9/30/26
Equity Classified - Performance Share Awards - Peer Group Market Condition Vesting	262,887	121,053	(69,558)	—	—	314,382
Equity Classified - Three Year Vest Restricted Shares	203,252	134,642	(94,648)	—	(1,703)	241,543
Total Shares	466,139	255,695	(164,206)	—	(1,703)	555,925

Amounts recognized in the financial statements for stock-based compensation are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total Cost of Share-Based Plans Charged Against Income	$1,121	$936	$3,643	$3,222

EQUITY-CLASSIFIED STOCK COMPENSATION

Performance Share Awards – Peer Group Market Condition Vesting

Performance shares have been granted to certain employees under the Company’s 2010 Equity Incentive Plan (as amended and/or restated from time to time, the “2010 Plan”). The performance share awards entitle the recipient to receive, upon the vesting thereof, shares of common stock of the Company equal to (a) in the case of performance share awards granted in 2024 and 2025, between 0% and 150% of the number of performance shares awarded, and (b) in the case of performance share awards granted in 2026, between 0% and 200% of the number of performance shares awarded.  The number of shares of common stock ultimately received by the award recipient is determined based on the Company’s total stockholder return as compared to the total stockholder return of a certain peer group during a three-year performance period. The Company granted a total of 121,053 performance shares during the nine months ended September 30, 2026.

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

As of September 30, 2026, there was $2.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the non-vested performance share awards, which will be recognized over a remaining weighted average period of 1.9 years.

A summary of the activity for these awards during the nine months ended September 30, 2026 is presented below:

Performance Shares With Market Conditions	Shares	Wtd. Avg. Fair Value Per Share
Non-Vested at January 1, 2026	262,887	$18.29
Granted	121,053	$20.51
Vested	(69,558)	$18.10
Expired	—	—
Forfeited	—	—
Non-Vested at September 30, 2026	314,382	$19.19

Restricted Shares

Restricted shares have been granted to certain employees under the 2010 Plan. Certain of the restricted shares vest on each of the first, second, and third anniversaries of January 28 of the applicable year provided the grantee is an employee of the Company on those dates. In addition, any unvested portion of the restricted shares will vest upon a change in control. The Company granted a total of 134,642 shares of restricted Company common stock during the nine months ended September 30, 2026.

The Company’s determination of the fair value of the restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date. Compensation cost is recognized on a straight-line basis over the applicable vesting period.

As of September 30, 2026, there was $3.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the non-vested restricted share awards, which will be recognized over a remaining weighted average period of 1.9 years.

A summary of the activity for these awards during the nine months ended September 30, 2026 is presented below:

Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value Per Share
Non-Vested at January 1, 2026	203,252	$19.02
Granted	134,642	$18.53
Vested	(94,648)	$18.75
Expired	—	—
Forfeited	(1,703)	$19.15
Non-Vested at September 30, 2026	241,543	$18.85

NON-EMPLOYEE DIRECTOR STOCK COMPENSATION

Each member of the Company’s Board of Directors has the option to receive his or her annual cash retainer and applicable committee retainers in shares of Company common stock rather than cash. The number of shares awarded to the directors making such election is calculated quarterly by dividing (i) the sum of the amount of the quarterly retainer payment due to such director, by (ii) the trailing 20-day average price of the Company’s common stock as of the last day of the quarter, rounded down to the nearest whole number of shares.

Each non-employee director serving as of the beginning of each calendar year shall receive an annual award of the Company’s common stock. The value of such award totaled $62,500 for each of the nine month periods ended September 30, 2026 and 2025 (the “Annual Award”). The number of shares awarded is calculated based on the trailing 20-day average price of the Company’s common stock as of the date two business days prior to the date of the award, rounded down to the nearest whole number of shares.

During the nine months ended September 30, 2026 and 2025, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.6 million, or 27,550 shares, and $0.6 million, or 29,653 shares, respectively. The expense recognized includes the Annual Award received during the first quarter of each respective year, which totaled $0.3 million during each of the nine month periods ended September 30, 2026 and 2025, respectively.

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

Contractual Commitments – Expenditures

The Company has committed to fund the following capital improvements. The improvements, which are related to several properties, are estimated to be generally completed within twelve months. These commitments, as of September 30, 2026, are as follows (in thousands):

As of September 30, 2026
Total Commitment (1)	$37,853
Less Amount Funded	(5,244)
Remaining Commitment	$32,609
(1)	Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

The Company has unfunded loan commitments under three construction loans as described in Note 4, “Commercial Loans and Investments.” The unfunded portion of these construction loans totaled $36.2 million as of September 30, 2026.

NOTE 21. BUSINESS SEGMENT DATA

The Company operates in three primary business segments: income properties, management services, and commercial loans and investments. The management services segment consists of the revenue generated from managing PINE, the Portfolio Management Agreement and a subsurface management agreement, as described further in Note 5, “Management Services Business.”

Our income property operations consist of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 80.9% and 87.2% of our identifiable assets as of September 30, 2026 and December 31, 2025, respectively. Our income property operations accounted for 85.0% and 88.6% of our consolidated revenues for the nine months ended September 30, 2026 and 2025, respectively. Our management fee income consists of the management fees earned for the management of PINE, the Portfolio Management Agreement and a subsurface management agreement during the nine months ended September 30, 2026 and 2025. As of September 30, 2026, our commercial loan and investment portfolio consisted of five commercial loan investments and three preferred equity investments which are classified as commercial loan investments.

Information about the Company’s operations in different segments for the three months ended September 30, 2026 is as follows (in thousands):

	Income Properties	Management Services	Commercial Loans and Investments	Total
Revenues:
Income Properties	$38,451	$—	$—	$38,451
Management Fee Income	—	1,521	—	1,521
Interest Income From Commercial Loans and Investments	—	—	6,942	6,942
Total Revenues for Reportable Segments	$38,451	$1,521	$6,942	$46,914

Operating Expenses:
Income Properties	$(11,581)	$—	$—	$(11,581)
Total Revenues Less Direct Costs of Revenues	$26,870	$1,521	$6,942	$35,333
Provision for Impairment and Adjustment to CECL Reserve	—	—	(354)	(354)
Depreciation and Amortization - Real Estate	(17,376)	—	—	(17,376)
Total Revenues Less Operating Expenses for Reportable Segments	$9,494	$1,521	$6,588	$17,603
Gain on Disposition of Assets	—	—	—	—
Net Income From Operations for Reportable Segments	$9,494	$1,521	$6,588	$17,603

Reconciliation to Consolidated Net Loss
General and Administrative Expenses				(5,806)
Investment and Other Loss				(9,419)
Interest Expense				(7,934)
Loss on Extinguishment of Debt				(211)
Depreciation and Amortization - Other				(17)
Net Loss Before Income Tax Benefit				$(5,784)
Income Tax Benefit				612
Net Loss Attributable to the Company				$(5,172)

Information about the Company’s operations in different segments for the three months ended September 30, 2025 is as follows (in thousands):

	Income Properties	Management Services	Commercial Loans and Investments	Total
Revenues:
Income Properties	$33,439	$—	$—	$33,439
Management Fee Income	—	1,176	—	1,176
Interest Income From Commercial Loans and Investments	—	—	3,142	3,142
Total Revenues for Reportable Segments	$33,439	$1,176	$3,142	$37,757

Operating Expenses:
Income Properties	$(9,274)	$—	$—	$(9,274)
Total Revenues Less Direct Costs of Revenues	$24,165	$1,176	$3,142	$28,483
Provision for Impairment and Adjustment to CECL Reserve	—	—	(68)	(68)
Depreciation and Amortization - Real Estate	(14,913)	—	—	(14,913)
Total Revenues Less Operating Expenses for Reportable Segments	$9,252	$1,176	$3,074	$13,502
Gain on Disposition of Assets	1,373	—	—	1,373
Net Income From Operations for Reportable Segments	$10,625	$1,176	$3,074	$14,875

Reconciliation to Consolidated Net Income
General and Administrative Expenses				(4,780)
Investment and Other Loss				(221)
Interest Expense				(6,833)
Loss on Extinguishment of Debt				(53)
Depreciation and Amortization - Other				(16)
Net Income Before Income Tax Expense				$2,972
Income Tax Expense				(58)
Net Income Attributable to the Company				$2,914

Information about the Company’s operations in different segments for the nine months ended September 30, 2026 is as follows (in thousands):

	Income Properties	Management Services	Commercial Loans and Investments	Total
Revenues:
Income Properties	$112,167	$—	$—	$112,167
Management Fee Income	—	4,336	—	4,336
Interest Income From Commercial Loans and Investments	—	—	15,415	15,415
Total Revenues for Reportable Segments	$112,167	$4,336	$15,415	$131,918

Operating Expenses:
Income Properties	$(32,875)	$—	$—	$(32,875)
Total Revenues Less Direct Costs of Revenues	$79,292	$4,336	$15,415	$99,043
Provision for Impairment and Adjustment to CECL Reserve	—	—	(1,117)	(1,117)
Depreciation and Amortization - Real Estate	(49,145)	—	—	(49,145)
Total Revenues Less Operating Expenses for Reportable Segments	$30,147	$4,336	$14,298	$48,781
Gain on Disposition of Assets	2,107	—	—	2,107
Net Income From Operations for Reportable Segments	$32,254	$4,336	$14,298	$50,888

Reconciliation to Consolidated Net Income
General and Administrative Expenses				(15,513)
Investment and Other Income				4,589
Interest Expense				(22,988)
Loss on Extinguishment of Debt				(211)
Depreciation and Amortization - Other				(51)
Net Income Before Income Tax Expense				$16,714
Income Tax Expense				(569)
Net Income Attributable to the Company				$16,145

Information about the Company’s operations in different segments for the nine months ended September 30, 2025 is as follows (in thousands):

	Income Properties	Management Services	Commercial Loans and Investments	Total
Revenues:
Income Properties	$98,486	$—	$—	$98,486
Management Fee Income	—	3,601	—	3,601
Interest Income From Commercial Loans and Investments	—	—	9,119	9,119
Total Revenues for Reportable Segments	$98,486	$3,601	$9,119	$111,206

Operating Expenses:
Income Properties	$(28,343)	$—	$—	$(28,343)
Total Revenues Less Direct Costs of Revenues	$70,143	$3,601	$9,119	$82,863
Provision for Impairment and Adjustment to CECL Reserve	—	—	(68)	(68)
Depreciation and Amortization - Real Estate	(44,536)	—	—	(44,536)
Total Revenues Less Operating Expenses for Reportable Segments	$25,607	$3,601	$9,051	$38,259
Gain on Disposition of Assets	1,373	—	—	1,373
Net Income From Operations for Reportable Segments	$26,980	$3,601	$9,051	$39,632

Reconciliation to Consolidated Net Loss
General and Administrative Expenses				(13,911)
Investment and Other Loss				(3,333)
Interest Expense				(19,828)
Loss on Extinguishment of Debt				(20,449)
Depreciation and Amortization - Other				(51)
Net Loss Before Income Tax Expense				$(17,940)
Income Tax Expense				(303)
Net Loss Attributable to the Company				$(18,243)

Capital expenditures of each segment for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Capital Expenditures:
Income Properties	$74,438	$6,128	$225,292	$87,187
Commercial Loans and Investments	34,878	6,381	147,457	12,786
Corporate and Other	3	8	14	33
Total Capital Expenditures	$109,319	$12,517	$372,763	$100,006

Identifiable assets of each segment as of September 30, 2026 and December 31, 2025 are as follows (in thousands):

	As of
	September 30, 2026	December 31, 2025
Identifiable Assets:
Income Properties	$1,209,267	$1,102,631
Management Services	2,043	2,465
Commercial Loans and Investments	237,038	118,129
Corporate and Other	46,988	40,677
Total Assets	$1,495,336	$1,263,902

Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Corporate and other assets consist primarily of cash and restricted cash, property, plant, and equipment related to the other operations, as well as the general and corporate operations.

NOTE 22. SUBSEQUENT EVENTS

Subsequent events and transactions were evaluated through October 27, 2026, the date the consolidated financial statements were issued.

On October 5, 2026, the Company acquired Summit Woods Crossing, a 545,000-square-foot open-air power center situated on 57 acres in the Kansas City, Missouri metro area, for $103.0 million, or $189 per square foot. The property is anchored by Lowe’s, Kohl’s, Best Buy, TJ Maxx, and Total Wine, with an on-site SuperTarget not owned by the Company.

On October 15, 2026, the Company completed a $32.0 million preferred equity investment in a joint venture that owns a 10-property shopping center portfolio, fully funded at close, with an initial yield of 17.0% (including 7.0% paid-in-kind interest) and a 36-month term.

On October 20, 2026, the Company’s Board of Directors approved a Series A Preferred Stock repurchase program (the “2026 Series A Preferred Stock Repurchase Program”). Pursuant to the 2026 Series A Preferred Stock Repurchase Program, the Company may repurchase shares of its Series A Preferred Stock for a total purchase price of up to $5.0 million. Shares may be purchased under the 2026 Series A Preferred Stock Repurchase Program in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Exchange Act. The 2026 Series A Preferred Stock Repurchase Program does not obligate the Company to acquire any particular amount of shares of its Series A Preferred Stock and may be modified or suspended.  As a result of the 2026 Series A Preferred Stock Repurchase Program, the prior 2023 Series A Preferred Stock Repurchase Program was terminated.

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

Special Note Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Also, when the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Management believes the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions. However, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update or revise such forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. The risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements include, but are not limited to, the following:

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

As of September 30, 2026, we own and manage, sometimes utilizing third-party property management companies, 22 commercial real estate properties in eight states in the United States, comprising 6.6 million square feet of gross leasable space. In addition to our income property portfolio, as of September 30, 2026, our business included the following:

Management Services: A fee-based management business that is engaged in managing PINE, as well as a portfolio of assets pursuant to the Portfolio Management Agreement (hereinafter defined), and a portfolio of subsurface interests, as further described in Note 5, “Management Services Business”.

Commercial Loans and Investments: A portfolio of five commercial loan investments and three preferred equity investments which are classified as commercial loan investments.

Investment in PINE: Our business also includes our investment in PINE. As of September 30, 2026, the fair value of our investment totaled $42.9 million, or 12.9% of PINE’s outstanding equity, including the units of limited partnership interest (“OP Units”) we hold in Alpine Income Property OP, LP (the “PINE Operating Partnership”), which are redeemable for cash, based upon the value of an equivalent number of shares of PINE common stock at the time of the redemption, or shares of PINE common stock on a one-for-one basis, at PINE’s election. Our investment in PINE generates investment income through the dividends distributed by PINE. In addition to the dividends we receive from PINE, our investment in PINE may benefit from any appreciation in PINE’s stock price, although no assurances can be provided that such appreciation will occur, the amount by which our investment will increase in value, or the timing thereof. Any dividends received from PINE are included in investment and other income (loss) on the accompanying consolidated statements of operations.

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

Our current portfolio of 18 shopping centers generates $119.2 million of revenue from annualized straight-line base lease payments and had a weighted average remaining lease term of 5.1 years as of September 30, 2026. Our current portfolio of 4 other income properties generates $5.8 million of revenues from annualized straight-line base lease payments and had a weighted average remaining lease term of 5.8 years as of September 30, 2026.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

Revenue

Total revenue for the three months ended September 30, 2026 is presented in the following summary and indicates the changes as compared to the three months ended September 30, 2025 (in thousands):

	Three Months Ended September 30,
Operating Segment	2026	2025	$ Variance	% Variance
Income Properties	$38,451	$33,439	$5,012	15.0%
Management Services	1,521	1,176	345	29.3%
Commercial Loans and Investments	6,942	3,142	3,800	120.9%
Total Revenue	$46,914	$37,757	$9,157	24.3%

Total revenue for the three months ended September 30, 2026 increased to $46.9 million, compared to $37.8 million during the three months ended September 30, 2025. The $9.1 million increase in total revenue is primarily attributable to increased income produced by the Company’s recent income property acquisitions versus that of properties disposed of by the Company during the comparative period, as well as more same store revenue from our properties owned during each period. Additionally, revenues from our commercial loans and investments have increased primarily due to the recent preferred equity investments which are accounted for within our commercial loan and investment portfolio.

Income Properties

Revenue and operating income from our income property operations totaled $38.5 million and $26.9 million, respectively, during the three months ended September 30, 2026, compared to total revenue and operating income of $33.4 million and $24.2 million, respectively, for the three months ended September 30, 2025. The direct costs of revenues for our income property operations totaled $11.6 million and $9.2 million for the three months ended September 30, 2026 and 2025, respectively. The increase in revenues of $5.0 million, or 15.0%, during the three months ended September 30, 2026 is primarily related to the overall growth and lease up of the Company’s income property portfolio, as well as the timing of acquisitions versus dispositions. The increase in operating income of $2.7 million from our income property operations reflects increased rent revenues related to our net investments as well as leasing activity.

Management Services

Revenue from our management services from PINE totaled $1.4 million and $1.1 million during the three months ended September 30, 2026 and 2025, respectively. Management services during the three months ended September 30, 2026 and 2025 also included less than $0.1 million and $0.1 million, respectively, from the asset management agreement with a third party to manage a portfolio of multi-tenant and single-tenant assets (the “Portfolio Management Agreement”), and less than $0.1 million from a subsurface management agreement.

Commercial Loans and Investments

Interest income from our commercial loans and investments totaled $6.9 million and $3.1 million for the three months ended September 30, 2026 and 2025, respectively. The $3.8 million increase is primarily due to the two preferred equity investments totaling $96.4 million originated in the second quarter of 2026 and a construction loan originated in July 2026, partially offset by the repayment of the Watters Creek preferred equity investment.

General and Administrative Expenses

Total general and administrative expenses for the three months ended September 30, 2026 is presented in the following summary and indicates the changes as compared to the three months ended September 30, 2025 (in thousands):

	Three Months Ended September 30,
General and Administrative Expenses	2026	2025	$ Variance	% Variance
Recurring General and Administrative Expenses	$4,685	$3,844	$841	21.9%
Non-Cash Stock Compensation	1,121	936	185	19.8%
Total General and Administrative Expenses	$5,806	$4,780	$1,026	21.5%

The primary reason for the increase in total general and administrative expenses is the overall higher employee count, as a result of the increased operating activity from the increase in managed income property assets.

Depreciation and Amortization

Depreciation and amortization totaled $17.4 million and $14.9 million during the three months ended September 30, 2026 and 2025, respectively. The increase of $2.5 million is due to the overall growth in the Company’s income property portfolio.

Gain on Disposition of Assets and Provision for Impairment and Adjustment to CECL Reserve

2026 and 2025 Dispositions. There were no income property dispositions during the three months ended September 30, 2026. During the three months ended September 30, 2025, the Company sold its three single-tenant Main Street properties in Daytona Beach, Florida for $7.1 million, generating gains of $1.2 million.

Provision for Impairment and Adjustment to CECL Reserve. There were no impairment charges on the Company’s income property portfolio during the three months ended September 30, 2026 and 2025. The Company recorded a charge to CECL reserves related to its commercial loans and investments of $0.4 million for the three months ended September 30, 2026, compared to a charge of less than $0.1 million for the three months ended September 30, 2025.

Investment and Other Income (Loss)

During the three months ended September 30, 2026, the closing stock price of PINE decreased by $3.41 per share, with a closing price of $17.35 on September 30, 2026. During the three months ended September 30, 2025, the closing stock price of PINE decreased by $0.54 per share, with a closing price of $14.17 on September 30, 2025. The change in stock price resulted in unrealized non-cash losses on the Company’s investment in PINE of $8.4 million and $1.3 million, which are included in investment and other income (loss) in the consolidated statements of operations for the three months ended September 30, 2026 and 2025, respectively.

The Company earned dividend income of $0.8 million and $0.7 million from its investment in PINE during the three months ended September 30, 2026 and 2025, respectively.

Interest Expense

Interest expense totaled $7.9 million and $6.8 million for the three months ended September 30, 2026 and 2025, respectively. The increase of $1.1 million is primarily attributable to an aggregate increase in the Company’s Revolving Facility and term loan balances.

Loss on Extinguishment of Debt

During the three months ended September 30, 2026, the Company recorded a loss on extinguishment of debt of $0.2 million in connection with the repayment and termination of the BMO Credit Agreement. The loss on extinguishment of debt during the three months ended September 30, 2025 was less than $0.1 million.

Net Income (Loss) Attributable to the Company

Net income (loss) attributable to the Company totaled $(5.2) million and $2.9 million during the three months ended September 30, 2026 and 2025, respectively. The $8.1 million decrease in net income is attributable to the factors described above.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

Revenue

Total revenue for the nine months ended September 30, 2026 is presented in the following summary and indicates the changes as compared to the nine months ended September 30, 2025 (in thousands):

	Nine Months Ended September 30,
Operating Segment	2026	2025	$ Variance	% Variance
Income Properties	$112,167	$98,486	$13,681	13.9%
Management Services	4,336	3,601	735	20.4%
Commercial Loans and Investments	15,415	9,119	6,296	69.0%
Total Revenue	$131,918	$111,206	$20,712	18.6%

Total revenue for the nine months ended September 30, 2026 increased to $131.9 million, compared to $111.2 million during the nine months ended September 30, 2025. The $20.7 million increase in total revenue is primarily attributable to increased income produced by the Company’s recent income property acquisitions versus that of properties disposed of by the Company during the comparative period, as well as more same store revenue from our properties owned during each period. Additionally, revenues from our commercial loans and investments have increased primarily due to the recent preferred equity investments which are accounted for within our commercial loan and investment portfolio.

Income Properties

Revenue and operating income from our income property operations totaled $112.2 million and $79.3 million, respectively, during the nine months ended September 30, 2026, compared to total revenue and operating income of $98.5 million and $70.1 million, respectively, for the nine months ended September 30, 2025. The direct costs of revenues for our income property operations totaled $32.9 million and $28.4 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in revenues of $13.7 million, or 13.9%, during the nine months ended September 30, 2026 is primarily related to the overall growth and lease up of the Company’s income property portfolio, as well as the timing of acquisitions versus dispositions. The increase in operating income of $9.2 million from our income property operations reflects increased rent revenues related to our net investments as well as leasing activity.

Management Services

Revenue from our management services from PINE totaled $4.1 million and $3.3 million during the nine months ended September 30, 2026 and 2025, respectively. Management services during each of the nine month periods ended September 30, 2026 and 2025 also included $0.2 million of revenue from the Portfolio Management Agreement, and $0.1 million from a subsurface management agreement.

Commercial Loans and Investments

Interest income from our commercial loans and investments totaled $15.4 million and $9.1 million during the nine months ended September 30, 2026 and 2025, respectively. The increase of $6.3 million is primarily due to the timing of the investments made related to new loan originations and structured investments and repayments of previous investments, most notably the two preferred equity agreements for aggregate investments of $96.4 million originated in the second quarter of 2026 and additional draws on existing commercial loans during the nine months ended September 30, 2026.

General and Administrative Expenses

Total general and administrative expenses for the nine months ended September 30, 2026 is presented in the following summary and indicates the changes as compared to the nine months ended September 30, 2025 (in thousands):

	Nine Months Ended September 30,
General and Administrative Expenses	2026	2025	$ Variance	% Variance
Recurring General and Administrative Expenses	$11,870	$10,689	$1,181	11.0%
Non-Cash Stock Compensation	3,643	3,222	421	13.1%
Total General and Administrative Expenses	$15,513	$13,911	$1,602	11.5%

The primary reason for the increase in total general and administrative expenses is the overall higher employee count, as a result of the increased operating activity from the increase in managed income property assets.

Depreciation and Amortization

Depreciation and amortization totaled $49.2 million and $44.6 million during the nine months ended September 30, 2026 and 2025, respectively. The increase of $4.6 million is due to the overall growth in the Company’s income property portfolio.

Gain on Disposition of Assets and Provision for Impairment and Adjustment to CECL Reserve

2026 and 2025 Dispositions. During the nine months ended September 30, 2026, the Company sold two shopping center properties for $90.7 million, generating gains of $2.1 million. During the nine months ended September 30, 2025, the Company sold its three single-tenant Main Street properties in Daytona Beach, Florida for $7.1 million, generating gains of $1.2 million.

Provision for Impairment and Adjustment to CECL Reserve. There were no impairment charges on the Company’s income property portfolio during the nine months ended September 30, 2026 and 2025. The Company recorded a charge to CECL reserves related to its commercial loans and investments of $1.1 million for the nine months ended September 30, 2026, compared to a charge of less than $0.1 million for the nine months ended September 30, 2025.

Investment and Other Income (Loss)

During the nine months ended September 30, 2026, the closing stock price of PINE increased by $0.63 per share, with a closing price of $17.35 on September 30, 2026. During the nine months ended September 30, 2025, the closing stock price of PINE decreased by $2.62 per share, with a closing price of $14.17 on September 30, 2025. The change in stock price resulted in unrealized non-cash gain (loss) on the Company’s investment in PINE in the amount of $1.6 million and $(6.2) million which is included in investment and other income (loss) in the consolidated statements of operations for the nine months ended September 30, 2026 and 2025, respectively.

The Company earned dividend income of $2.3 million and $2.1 million from its investment in PINE during the nine months ended September 30, 2026 and 2025, respectively.

Interest Expense

Interest expense totaled $23.0 million and $19.8 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of $3.2 million is primarily attributable to higher average borrowings under our Revolving Facility and an aggregate increase in the Company’s term loan balances.

Loss on Extinguishment of Debt

During the nine months ended September 30, 2026, the Company recorded a loss on extinguishment of debt of $0.2 million in connection with the repayment and termination of the BMO Credit Agreement. During the nine months ended September 30, 2025, the Company settled the aggregate $51.0 million of principal outstanding on the 2025 Notes in a combination of cash and the issuance of shares of the Company’s common stock resulting in a loss on extinguishment of debt of $20.4 million.

Net Income (Loss) Attributable to the Company

Net income (loss) attributable to the Company totaled $16.1 million and $(18.2) million during the nine months ended September 30, 2026 and 2025, respectively. The $34.4 million increase in net income is attributable to the factors described above, most notably the $20.4 million loss on extinguishment of debt incurred during the nine months ended September 30, 2025 compared to $0.2 million during the nine months ended September 30, 2026.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $8.8 million at September 30, 2026, while restricted cash totaled $12.3 million, see Note 2, “Summary of Significant Accounting Policies” in the Notes to Financial Statements under the heading Restricted Cash for the Company’s disclosure related to its restricted cash balance at September 30, 2026.

Our cash flows provided by operating activities totaled $59.2 million during the nine months ended September 30, 2026, as compared to $58.3 million during the nine months ended September 30, 2025, an increase of $0.9 million. The primary reason for the increase is the increased cash flows provided by income properties, which is the result of the overall growth and lease up of the Company’s income property portfolio, as well as increased cash flows from our commercial loans and investments, partially offset by increased interest expense to fund our net investment activity.

Our cash flows used in investing activities totaled $253.1 million during the nine months ended September 30, 2026, as compared to $95.9 million during the nine months ended September 30, 2025, for an increase in cash outflows of $157.2 million. This increase was primarily driven by a $101.7 million increase in net funding of new and existing commercial loans and investments, including related reserve funding, and a $54.9 million increase in net investments in property acquisitions and capital improvements, net of dispositions.

Our cash flows provided by financing activities totaled $173.9 million during the nine months ended September 30, 2026, compared to $37.8 million for the nine months ended September 30, 2025, an increase in cash inflows of $136.1 million. The increase is primarily due to $124.8 million in higher net proceeds from common stock issuances under the Common Stock ATM program and the $14.1 million premium paid related to the settlement of the 2025 Notes during the nine months ended September 30, 2025, partially offset by $6.1 million in higher cash paid for loan fees. Net borrowings on long-term debt were $104.2 million during the nine months ended September 30, 2026, compared to $100.7 million during the nine months ended September 30, 2025.

Long-Term Debt. On September 29, 2026, we entered into the Amended and Restated KeyBank Credit Agreement, which provides for a $400.0 million Revolving Facility maturing in September 2030 and four $150.0 million term loans maturing between September 2029 and March 2032. Proceeds were used to repay and terminate the BMO Credit Agreement, which included our previous $300.0 million revolving facility and our term loans maturing in January 2027 and January 2028. As of September 30, 2026, the commitment level under the Revolving Facility was $400.0 million and the Company had an outstanding balance of $123.0 million. The available borrowing capacity under the Revolving Facility, subject to borrowing base restrictions, was $245.8 million as of September 30, 2026. See Note 14, “Long-Term Debt” in the Notes to Financial Statements for the Company’s disclosure related to its long-term debt balance at September 30, 2026.

Acquisitions and Investments. During the nine months ended September 30, 2026, the Company acquired three shopping center properties, an outparcel at one of its existing shopping centers, and one land parcel for an aggregate purchase price of $203.1 million, or a total acquisition cost of $203.7 million. During the nine months ended September 30, 2025, the Company acquired one shopping center for a purchase price of $79.8 million, or a total acquisition cost of $80.0 million, including capitalized acquisition costs.

We expect to fund future acquisitions utilizing cash on hand, cash from operations, proceeds from the dispositions of income properties through 1031 like-kind exchanges, borrowings on our Revolving Facility, if available, and additional financing sources. We expect dispositions of income properties will qualify under the like-kind exchange deferred-tax structure.

Dispositions. During the nine months ended September 30, 2026, the Company sold two shopping center properties for $90.7 million, generating gains of $2.1 million. During the nine months ended September 30, 2025, the Company sold three single-tenant income properties for $7.1 million, generating gains totaling $1.2 million.

ATM Program. During the nine months ended September 30, 2026, the Company sold 6,188,971 shares under the Common Stock ATM Program for gross proceeds of $127.0 million at a weighted average price of $20.52 per share, generating net proceeds of $125.1 million after deducting transaction fees of $1.9 million. As of September 30, 2026, $89.5 million of availability remained under the Common Stock ATM Program.

Contractual Commitments – Expenditures. The Company has committed to fund the following capital improvements. The improvements, which are related to several properties, are estimated to be generally completed within twelve months. These commitments, as of September 30, 2026, are as follows (in thousands):

As of September 30, 2026
Total Commitment (1)	$37,853
Less Amount Funded	(5,244)
Remaining Commitment	$32,609

(1)     Commitment includes tenant improvements, leasing commissions, rebranding, facility expansion and other capital improvements.

The Company has unfunded loan commitments under three construction loans, as described in Note 4, “Commercial Loans and Investments.” The unfunded portion of these construction loans totaled $36.2 million as of September 30, 2026.

Off-Balance Sheet Arrangements. None.

Other Matters. We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations, $89.5 million of availability remaining under the Common Stock ATM Program, and $245.8 million of available borrowing capacity, subject to borrowing base restrictions, under our $400.0 million Revolving Facility as of September 30, 2026.

Our Board and management consistently review the allocation of capital with the goal of providing the best long-term return for our stockholders. These reviews consider various alternatives, including increasing or decreasing regular dividends, repurchasing the Company’s securities, and retaining funds for reinvestment. Annually, the Board reviews our business plan and corporate strategies, and makes adjustments as circumstances warrant. Management’s focus is to continue our strategy to diversify our portfolio by redeploying proceeds from like-kind exchange transactions and utilizing our Revolving Facility to increase our portfolio of income-producing properties, providing stabilized cash flows with strong risk-adjusted returns primarily in larger metropolitan areas and growth markets.

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

Non-U.S. GAAP Financial Measures

Our reported results are presented in accordance with U.S. GAAP. We also disclose Funds From Operations (“FFO”), Core Funds From Operations (“Core FFO”), and Adjusted Funds From Operations (“AFFO”), each of which is non-U.S. GAAP financial measures. We believe these non-U.S. GAAP financial measures are useful to investors because they are widely accepted industry measures used by analysts and investors to compare the operating performance of REITs.

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

Reconciliation of Non-U.S. GAAP Measures (in thousands, except share and dividend data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income (Loss) Attributable to the Company	$(5,172)	$2,914	$16,145	$(18,243)
Adjustments:
Depreciation and Amortization of Real Estate	17,376	14,913	49,145	44,536
Gain on Disposition of Assets	—	(1,373)	(2,107)	(1,373)
Provision for Impairment and Adjustment to CECL Reserve	354	68	1,117	68
Realized and Unrealized Loss (Gain) on Investment Securities, Net of Income Tax	9,805	1,115	(1,203)	5,829
Funds from Operations	$22,363	$17,637	$63,097	$30,817
Distributions to Preferred Stockholders	(1,878)	(1,878)	(5,634)	(5,634)
Funds From Operations Attributable to Common Stockholders	$20,485	$15,759	$57,463	$25,183
Adjustments:
Loss on Extinguishment of Debt	211	53	211	20,449
Amortization of Intangibles to Lease Income	(879)	(180)	(2,488)	(896)
Core Funds From Operations Attributable to Common Stockholders	$19,817	$15,632	$55,186	$44,736
Adjustments:
Straight-Line Rent Adjustment	(277)	(405)	(1,140)	(1,690)
Other Depreciation and Amortization	(32)	1	(34)	(1)
Amortization of Loan Costs, Discount on Convertible Debt, and Capitalized Interest	227	181	574	866
Non-Cash Compensation	1,121	936	3,643	3,222
Adjusted Funds From Operations Attributable to Common Stockholders	$20,856	$16,345	$58,229	$47,133

Weighted Average Number of Common Shares:
Basic	37,537,899	32,651,101	35,033,606	32,298,304
Diluted	37,621,472	32,682,775	35,081,726	32,313,895

Dividends Declared and Paid - Preferred Stock	$0.40	$0.40	$1.20	$1.20
Dividends Declared and Paid - Common Stock	$0.38	$0.38	$1.14	$1.14

Supplemental Disclosure:
PIK Interest Earned	$224	$—	$357	$—
PIK Interest Paid	—	—	—	—
PIK Interest Earned in Excess of PIK Interest Paid	$224	$—	$357	$—

Other Data (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
FFO Attributable to Common Stockholders	$20,485	$15,759	$57,463	$25,183
FFO Attributable to Common Stockholders per Common Share - Diluted	$0.54	$0.48	$1.64	$0.78

Core FFO Attributable to Common Stockholders	$19,817	$15,632	$55,186	$44,736
Core FFO Attributable to Common Stockholders per Common Share - Diluted	$0.53	$0.48	$1.57	$1.38

AFFO Attributable to Common Stockholders	$20,856	$16,345	$58,229	$47,133
AFFO Attributable to Common Stockholders per Common Share - Diluted	$0.55	$0.50	$1.66	$1.46

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates include those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Our most significant estimate is as follows:

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease.  As required by U.S. GAAP, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The assumptions underlying the allocation of relative fair values are based on market information including, but not limited to: (i) the estimate of replacement cost of improvements under the cost approach, (ii) the estimate of land values based on comparable sales under the sales comparison approach, and (iii) the estimate of future benefits determined by either a reasonable rate of return over a single year’s net cash flow, or a forecast of net cash flows projected over a reasonable investment horizon under the income capitalization approach. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled three shopping centers, an outparcel at one of its existing shopping centers, and one land parcel for an aggregate purchase price of $203.1 million, or a total acquisition cost of $203.7 million for the nine months ended September 30, 2026, and one shopping center for an aggregate purchase price of $79.8 million, or a total acquisition cost of $80.0 million, for the nine months ended September 30, 2025.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our Revolving Facility, as this facility carries a variable rate of interest. Our borrowings on our $400.0 million and $300.0 million Revolving Facility, as of September 29, 2026 and prior to September 29, 2026, respectively, bear interest at a rate ranging from SOFR plus the applicable spread based on our level of borrowing as a percentage of our total asset value. As of September 30, 2026, the outstanding balance on our Revolving Facility totaled $123.0 million, none of which was fixed by virtue of an interest rate swap agreement. As of September 30, 2025, the outstanding balance on our Revolving Facility totaled $139.0 million, of which $74.0 million was not fixed by virtue of an interest rate swap agreement. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by $1.2 million and $0.7 million as of September 30, 2026 and 2025, respectively. The Company entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to certain of its debt borrowings, see Note 15, “Interest Rate Swaps” in the Notes to Financial Statements. By virtue of fixing the variable rate on certain debt borrowings, our exposure to changes in interest rates is minimal but for the impact on other comprehensive income and loss. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

For a discussion of the Company’s potential risks and uncertainties, see the information set forth under the heading Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”). The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company. As of September 30, 2026, there have been no material changes in our risk factors from those set forth within the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Pursuant to the terms of the management agreement among PINE, the PINE Operating Partnership and Alpine Income Property Manager, LLC (the “Manager”), a wholly-owned subsidiary of the Company, dated November 26, 2019 and amended on July 18, 2024 (the “Management Agreement”), the Manager manages, operates, and administers PINE’s day-to-day operations, business and affairs. PINE pays the Manager a base management fee (the “Base Management Fee”) equal to 1.50% per annum (0.375% per fiscal quarter) of PINE’s “total equity” (as defined in the Management Agreement), calculated and payable in cash, quarterly in arrears.

In connection with the “at the market offering” by PINE of its 8.00% Series A Cumulative Redeemable Preferred Stock (the “PINE Series A Preferred Stock”), the Manager executed a waiver (the “Waiver Letter”) on October 23, 2026, which provides that the Manager will waive a portion of the Base Management Fee attributable to the inclusion of the net cash proceeds from the issuance of the PINE Series A Preferred Stock in Total Equity (the “Incremental Equity Base”), such that the Base Management Fee rate on the Incremental Equity Base will equal 0.75% per annum (0.1875% per fiscal quarter), instead of 1.50% per annum (0.375% per fiscal quarter) as provided in the Management Agreement.

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

(10.1)

Amended and Restated Credit Agreement, dated September 29, 2026, among CTO Realty Growth, Inc., the Guarantors party thereto, KeyBank National Association, as Administrative Agent, and the other lenders named therein, filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed September 30, 2026, and incorporated herein by reference.

(10.2)	Waiver Letter, dated as of October 23, 2026 (filed herewith).

Exhibit 31.1	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**Exhibit 32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**Exhibit 32.2	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	Inline XBRL Instance Document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

CTO REALTY GROWTH, INC.
(Registrant)

October 27, 2026	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

October 27, 2026	By:	/s/ Philip R. Mays
Philip R. Mays, Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

October 27, 2026	By:	/s/ Lisa M. Vorakoun
Lisa M. Vorakoun, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)